Form 10-Q
period 1996-06-30
BEARD CO /OK
filed 1996-08-14
CIK 909992

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1996

                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                   Commission File Number 1-12396


                          THE BEARD COMPANY
       (Exact name of registrant as specified in its charter)




      Oklahoma                                          73-0970298
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                         Enterprise Plaza, Suite 320
                          5600 North May Avenue
                          Oklahoma City, Oklahoma                  73112
                       (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (405) 842-2333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996.

              Common Stock $.001 par value - 2,740,730

                              THE BEARD COMPANY

                                    INDEX

PART I. FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

  Balance Sheets - June 30, 1996 (Unaudited) and
    December 31, 1995

  Statements of Operations - Three Months and Six Months ended June 30, 1996 and 1995 (Unaudited)

  Statements of Shareholders' Equity, Year ended
    December 31, 1995 and Six Months ended
    June 30, 1996 (Unaudited)

  Statements of Cash Flows - Six Months ended
  June 30, 1996 and 1995 (Unaudited)

  Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                   THE BEARD COMPANY AND SUBSIDIARIES

                          Financial Statements

     June 30, 1996 (Unaudited) and December 31, 1995 and for the
Three Months and Six Months Ended June 30, 1996, and 1995 (Unaudited)

                               PART I

                        FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE BEARD COMPANY AND SUBSIDIARIES
                                 Balance Sheets
                 June 30, 1996 (Unaudited) and December 31, 1995
                                                         June 30,      December 31,
                                                           1996          1995
                                                       ------------    ------------
                             Assets
Current assets:
   Cash and cash equivalents                               $290,000        $220,000
   Accounts receivable, less allowance for doubtful
      receivables of $50,000 in 1996 and $43,000
      in 1995                                             2,342,000       2,259,000
   Inventories                                            2,891,000       2,282,000
   Prepaid expense and other current assets                 541,000         401,000
                                                       ------------    ------------
         Total current assets                             6,064,000       5,162,000
                                                       ------------    ------------

Investments and other assets                              1,831,000       1,935,000

Property, plant and equipment, at cost                   15,840,000      14,291,000
   Less accumulated depreciation, depletion
   and amortization                                       7,571,000       7,133,000
                                                       ------------    ------------
         Net property, plant and equipment                8,269,000       7,158,000
                                                       ------------    ------------

Intangible assets, at cost                                4,272,000       3,795,000
   Less accumulated amortization                          3,486,000       3,435,000
                                                       ------------    ------------
         Net intangible assets                              786,000         360,000
                                                       ------------    ------------
                                                        $16,950,000     $14,615,000
                                                       ============    ============
              Liabilities and Shareholders' Equity
Current liabilities:
   Trade accounts payable                                $1,862,000      $1,354,000
   Accrued expense and other liabilities                    536,000         342,000
   Short-term debt                                        1,220,000         957,000
   Current maturities of long-term debt                     692,000         520,000
                                                       ------------    ------------
         Total current liabilities                        4,310,000       3,173,000
                                                       ------------    ------------

Long-term debt less current maturities                    2,520,000       1,454,000

Redeemable preferred stock of $100 stated
 value; 5,000,000 shares authorized;
 90,156 shares issued and outstanding (note 2)            1,200,000       1,200,000

Minority interest in consolidated subsidiaries              167,000               0

Commitments and contingencies (note 2)                            0               0

Common shareholders' equity:
   Common stock of $.001 par value per share;
   10,000,000 shares authorized; 2,740,430
   and 2,730,830 shares issued and outstanding
   in 1996 and 1995, respectively                             3,000           3,000
   Capital in excess of par value                        41,471,000      41,446,000
   Accumulated deficit                                  (32,721,000)    (32,661,000)
                                                       ------------    ------------
         Total common shareholders' equity                8,753,000       8,788,000
                                                       ------------    ------------
                                                        $16,950,000     $14,615,000
                                                       ============    ============

                       See accompanying notes to financial statements.

                            THE BEARD COMPANY AND SUBSIDIARIES
                                 Statements of Operations
                                       (Unaudited)
                                 For the Three Months Ended    For the Six Months Ended
                                     June 30,    June 30,       June 30,    June 30,
                                       1996        1995           1996        1995
                                    ----------  ----------     ----------  ----------
Revenues:
 Carbon dioxide                     $3,553,000  $2,868,000     $6,332,000  $5,118,000
 Environmental/resource recovery       708,000     659,000      1,058,000   1,308,000
 Real estate development                     0     726,000              0   1,350,000
 Other                                  13,000      17,000         30,000      31,000
                                    ----------  ----------     ----------  ----------
                                     4,274,000   4,270,000      7,420,000   7,807,000

Expenses:
 Carbon dioxide                      2,419,000   2,004,000      4,483,000   3,606,000
 Environmental/resource recovery       603,000     521,000      1,130,000   1,068,000
 Real estate development                     0     687,000              0   1,277,000
 Selling, general and administrative 1,093,000     938,000      2,047,000   1,809,000
 Depreciation, depletion and
     amortization                      322,000     289,000        625,000     567,000
 Other                                   8,000      20,000         22,000      41,000
                                    ----------  ----------     ----------  ----------
                                     4,445,000   4,459,000      8,307,000   8,368,000

Operating profit (loss):
 Carbon dioxide                        246,000     139,000        160,000     110,000
 Environmental/resource recovery      (139,000)    (81,000)      (492,000)   (193,000)
 Real estate development                (8,000)     26,000        (16,000)     52,000
 Other                                (270,000)   (273,000)      (539,000)   (530,000)
                                    ----------  ----------     ----------  ----------
                                      (171,000)   (189,000)      (887,000)   (561,000)

Other income (expense):
 Interest income                         4,000      13,000          6,000      16,000
 Interest expense                      (52,000)    (44,000)       (98,000)    (88,000)
 Gain on sale of assets                 74,000     136,000         86,000     188,000
 Settlement of take-or-pay contract
     (note 4)                                0           0        939,000           0
 Minority interest in operations of
     consolidated subsidiaries          (3,000)          0         (3,000)          0
 Other, including unconsolidated
     affiliates                         (7,000)      5,000       (103,000)     (5,000)
                                    ----------  ----------     ----------  ----------

Loss before income taxes              (155,000)    (79,000)       (60,000)   (450,000)

Income taxes (note 5)                        0           0              0           0
                                    ----------  ----------     ----------  ----------
Net loss                             ($155,000)   ($79,000)      ($60,000)  ($450,000)
                                    ==========  ==========     ==========  ==========

Net loss applicable to common
 shareholders                        ($155,000)   ($79,000)      ($60,000)  ($450,000)
                                    ==========  ==========     ==========  ==========

Loss per common share and common
 equivalent share (primary EPS)         ($0.06)     ($0.03)        ($0.02)     ($0.17)
                                    ==========  ==========     ==========  ==========

Loss per common share assuming
 maximum dilution (fully diluted EPS)   ($0.06)     ($0.03)        ($0.02)     ($0.17)
                                    ==========  ==========     ==========  ==========

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                     Statements of Shareholders' Equity

                                                                                          Total
                                                          Capital in                      Common
                                           Common         Excess of       Accumulated     Shareholders'
                                           Stock          Par Value       Deficit         Equity
                                           ------         ----------      -----------     -------------

Balance December 31, 1994                 $      3,000    $ 41,321,000    $(32,258,000)   $  9,066,000

 Net loss, year ended December 31, 1995              0               0        (403,000)       (403,000)

 Accretion of discount on preferred
  stock                                              0         (51,000)              0         (51,000)

 Issuance of 78,700 shares of common
  stock                                              0         176,000               0         176,000
                                          ------------    ------------    ------------    ------------
Balance December 31, 1995                 $      3,000    $ 41,446,000    $(32,661,000)   $  8,788,000

 Net loss, six months ended June 30, 1996            0               0         (60,000)        (60,000)

 Issuance of 9,600 shares of common stock            0          25,000               0          25,000
                                          ------------    ------------    ------------    ------------
Balance June 30, 1996 (Unaudited)         $      3,000    $ 41,471,000    $(32,721,000)   $  8,753,000
                                          ============    ============    ============    ============

See accompanying notes to financial statements.

                                            THE BEARD COMPANY AND SUBSIDIARIES
                                                  Statements of Cash Flows
                                    Increase (Decrease) in Cash and Cash Equivalents
                                                         (Unaudited)
                                                      For the Six Months Ended
                                                   June 30, 1996    June 30, 1995
                                                   -------------    -------------
Operating activities:
  Cash received from customers                        $8,040,000       $7,551,000
  Cash paid to suppliers and employees                (7,805,000)      (8,134,000)
  Interest received                                        4,000           15,000
  Interest paid                                         (140,000)        (145,000)
                                                   -------------    -------------
       Net cash provided by (used in) operating
       activities                                         99,000         (713,000)
                                                   -------------    -------------
Investing activities:
  Acquisition of property, plant and equipment          (813,000)        (447,000)
  Proceeds from sale of assets                           241,000          286,000
  Other investments                                       33,000         (202,000)
                                                   -------------    -------------
       Net cash used in investing activities            (539,000)        (363,000)
                                                   -------------    -------------
Financing activities:
  Proceeds from line of credit and term notes          2,263,000        1,926,000
  Payments on line of credit and term notes           (1,778,000)      (1,190,000)
  Proceeds from issuance of stock                         25,000          (58,000)
                                                   -------------    -------------
       Net cash provided by financing activities         510,000          678,000
                                                   -------------    -------------
Net increase (decrease) in cash and cash equivalents      70,000         (398,000)

Cash and cash equivalents at beginning of period         220,000          566,000
                                                   -------------    -------------
Cash and cash equivalents at end of period              $290,000         $168,000
                                                   =============    =============

Reconciliation of Net loss to Net Cash Provided by
(used in) Operating Activities

Net loss                                                ($60,000)       ($450,000)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation, depletion and amortization               625,000          567,000
  Gain on sale of assets                                 (86,000)        (188,000)
  Net interest capitalized on real estate project        (66,000)          63,000
  Receipt of property, plant, and equipment as part of
    settlement of take-or-pay contract                  (400,000)               0
  Other, including minority interest in consolidated
    subsidiaries                                         110,000           12,000
                                                   -------------    -------------
    Net cash provided by operations before changes
         in current assets and liabilities               123,000            4,000
  Increase in accounts receivable, prepaids and other
     current assets from operating activities            (53,000)        (295,000)
  Increase in inventories from operating activities     (543,000)        (109,000)
  Increase (decrease) in accounts payable and accrued
     expenses from operating activities                  572,000         (313,000)
                                                   -------------    -------------
  Net cash provided by (used in) operating activities    $99,000        ($713,000)
                                                   =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of property, plant and equipment and
  intangible assets through issuance of debt
  obligations                                         $1,013,027         $472,000
                                                   =============    =============

Receipt of property, plant, and equipment as part of
  settlement of take-or-pay contract                    $400,000               $0
                                                   =============    =============
Sale of property for a note receivable                        $0         $104,000
                                                   =============    =============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                       Notes to Financial Statements

                            June 30, 1996 and 1995
                                 (Unaudited)

(1) The accompanying consolidated financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The Company operates within three major industry segments: (1) the carbon dioxide ("CO2") segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2;
     (2) the environmental/resource recovery ("E/RR") segment, consisting of environmental services and resource recovery activities; and (3) the real estate ("R/E") segment, consisting of real estate construction and development. The Company also has other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine.

(2) The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's operations through June 30, 1996, were not sufficient to begin the sharing of the consolidated net income.
     To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(3)  Loss per common share for the three and six-month periods ending June
     30, 1996 and 1995, has been computed by dividing the loss by the weighted average number of common shares outstanding during each period. Common share equivalents and any potentially dilutive securities outstanding were not considered in the calculations, as the effects would have been antidilutive.

(4) During February 1996, the Company settled a take-or-pay agreement under which a customer was obligated to purchase certain volumes of liquid CO2. The Company received $539,000 of cash and assets valued at $400,000 and recognized a gain of approximately $939,000.

(5) In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company's deferred tax asset is carried at zero book value, reflecting the uncertainties of the Company's utilization of the net deductible timing differences. There is no provision for income taxes in 1996 or 1995 due to the availability of net operating losses and other carry-forwards.

     At June 30, 1996, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                  Expiration
                                                     Date          Amount
                                                  -------------------------
     Federal regular tax operating
         loss carryforwards                       2001-2010        $ 76,600
     Investment tax credit carryforward           1996-2000           1,200
     Tax depletion carryforward                   Indefinite          5,500
                                                                   --------
                                                     Total         $ 83,300
                                                                   ========

(6) In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 1995 and results of operations for the quarter ended June 30, 1996 compared to the prior year second quarter and the six months ended June 30, 1996 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1995 Form 10-K.

     The Company operates within three major industry Segments: (1) the carbon dioxide ("CO2") Segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; (2) the environmental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities, and (3) the real estate ("R/E") Segment, consisting of real estate construction and development.

Material changes in financial condition - June 30, 1996 as compared with December 31, 1995.

The following table reflects some of the changes in the Company's financial condition during the periods indicated:

                                      June 30,     December 31,   Increase
                                       1996            1995      (Decrease)
                                    -----------    ------------  ----------
     Cash and cash equivalents      $   290,000     $  220,000     $70,000
     Working capital                $ 1,754,000     $1,989,000   $(235,000)
     Current ratio                    1.41 to 1      1.63 to 1

     The Company's ability to generate working capital from operations during the first six months of 1996 was adversely affected by seasonality during the first three months of the year. The first quarter is normally a poor one for the dry ice business, and cold and/or rainy weather also normally causes a slowdown of sales in the R/E Segment and the environmental services portion of the E/RR Segment. Due to a seasonal decline in these Segments in the first quarter, operations for the first six months of 1996 utilized working capital of $416,000 before the impact of the $539,000 cash portion of the settlement of the take-or-pay agreement.

     The settlement of the take-or-pay agreement by the Company's dry ice subsidiary, Carbonic Reserves ("Carbonics"), in February 1996 infused $539,000 of cash into Carbonics. The infusion of this cash plus $400,000 of equipment resulted in the addition of $939,000 of pre-tax income. The settlement enabled Carbonics to pay down bank debt and trade payables. Offsetting this improvement in working capital was the increase in debt resulting from the acquisition in May 1996 of Horizontal Drilling Technologies, Inc. ("HDT"), an environmental services subsidiary.

     In addition to the proceeds from the take-or-pay settlement, the Company has been able to satisfy its liquidity needs through its working capital and borrowing arrangements. Future cash flows and availability of credit are subject to a number of variables, including the price and demand for dry ice, a continuing source of economical CO2, continuing private and governmental demand for environmental services and continuing demand for residential real estate. Despite these uncertainties, the Company anticipates that its cash flow from operations and continued availability of credit on a basis similar to that experienced to date will be sufficient to meet its planned operating costs and capital spending requirements.

     Additional capital expenditures of $1,836,000 were made by the following Segments in property, plant and equipment during the first six months of 1996, as reflected in the table on the following page:

     Carbon dioxide                           $1,156,000
     Environmental/resource recovery             680,000
                                              ----------
                                              $1,836,000
                                              ==========

     Included in the above are $570,000 of additions financed through the issuance of seller-financed notes.

     The Company's working capital, the CO2 Segment's line of credit, and equipment financing arrangements currently being negotiated are expected to be sufficient to fund the current and presently foreseeable capital expenditure requirements, including the $660,000 projected for the last six months of 1996.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 2 to the accompanying financial statements.

Material changes in results of operations - Quarter ended June 30, 1996 as compared with the Quarter ended June 30, 1995.

     The loss for the quarter ended June 30, 1996 was $155,000, compared to a loss of $79,000 for the second quarter of the prior year. An improvement in operating margins for the 1996 quarter was more than offset by a decrease in the positive net effect of other income and expenses generated in the current quarter as compared to the prior year's second quarter.

     The current quarter resulted in an $18,000 improvement over the operating loss recorded in the year earlier quarter. Although there were revenue gains in the CO2 and E/RR Segments, this increase was offset by a decrease in revenue from the R/E Segment.

     Operating results of the Company's three Segments are reflected below:

                                                  1996               1995
                                                  ----               ----
          Operating profit (loss):
              Carbon dioxide                   $246,000           $139,000
              Environmental/resource recovery  (139,000)           (81,000)
              Real estate                        (8,000)            26,000
                                               --------           --------
                   Subtotal                      99,000             84,000
              Other                            (270,000)          (273,000)
                                               --------           --------
                   Total                       (171,000)          (189,000)
                                               ========           ========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Carbon dioxide

     Second quarter 1996 operations reflected an operating gain of $246,000 compared to a $139,000 gain for the 1995 second quarter. The primary component of revenues for this Segment is dry ice sales which are seasonal with the downturn occurring from December through February, while the brisk sales period occurs from June through August and then again in October. The dry ice component of this Segment generated an operating profit of $198,000 in the 1996 second quarter versus an operating profit of $116,000 in 1995.

     Revenues from this Segment totaled $3,553,000 for the 1996 second quarter, a 24% increase over last year's first quarter. The factors contributing to this improvement included increases in the volume of dry ice sales, in the sales of equipment, and in the Company's allocated share of sales from its working interest in a producing CO2 unit. This improvement in revenues was somewhat offset by increases in expenses associated with advertising and sales, insurance, and an incentive-sales arrangement for employees.

Environmental/resource recovery

     The E/RR Segment generated a larger operating loss in the second quarter of 1996 as compared with the same period in 1995. The Segment reflected a 7% increase in revenues, which resulted primarily from the increased activity of the environmental services companies, as well as by the acquisition of HDT during the quarter. This increase was offset somewhat, however, by a decline in the revenues generated by resource recovery activities due to the completion in February 1996 of a contract with U. S. Department of Energy involving activities related to the Company's patented Mulled Coal technology. Management has been pursuing and will continue to pursue the commercial development of this technology during the remainder of 1996. The costs of pursuing this development, as well as increased operating expenses related to the Company's environmental services activities, offset the increased revenues and resulted in the decline in operating margins.

Real estate construction and development

     The results from the sale of zero lot-line homes were hampered by a decline in sales, as no homes were sold in the second quarter of 1996, as compared to two homes sold in the second quarter of 1995. The decline in sales can be attributed to a variety of factors, including market hesitation following a change in ownership in late 1994 of the two country clubs adjacent and in close proximity to the Company's development.

     Additional inventory of custom homes has been financed primarily from the Segment's credit line. Any remaining cash requirement will be funded from the proceeds of home sales. It is anticipated that only a small portion of the cash flow from the development will continue to be reinvested in custom homes during the remaining life of the project, and no more speculative homes are planned. The Company expects to sell three homes during the third quarter. As of June 30, 1996, 19 of the original 62 lots remain to be developed. The majority of the cash flow generated by the real estate development will be used to repay debt, redeployed as working capital by the Company or used for general corporate purposes.

Other activities

     Other operations, consisting mostly of general and corporate activities, generated a slightly smaller operating loss for the second quarter of 1995 than the same period of last year.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $1,093,000 from $938,000 in the 1995 second quarter. SG&A expenses incurred by the CO2 Segment during the second quarter of 1996, which represent 58% of the total SG&A costs, increased by $146,000 over the same period last year. This increase was associated with an increase in expenses related to Carbonics' advertising and sales expenses, insurance, and an incentive sales arrangement for employees.

Depreciation, depletion and amortization expenses

     The second quarter of 1996 had an increase in DD&A expense of $33,000, reflecting additions to property, plant and equipment made during the past year.

Other income and expenses

     Other income and expenses totaled $16,000 for the second quarter of 1996, down sharply from the $110,000 recorded for such items in the same period of 1995. The decrease was due primarily to a decrease in the gain on sale of assets of $62,000, as well as a $30,000 impairment provision recorded against the carrying value of the Company's interest in certain investments, during the current quarter.

Material changes in results of operations - Six months ended June 30, 1996 as compared with the Six months ended June 30, 1995.

     The loss for the six months ended June 30, 1996 was $60,000, compared to a loss of $450,000 for the first six months of the prior year. The first half of 1996 benefited from a settlement of the take-or-pay agreement in the CO2 Segment. The $939,000 recorded from the settlement more than offset the overall decline in operating margins which resulted primarily from a $299,000 decrease in the operating margin of the E/RR Segment.

     Operating results of the Company's three Segments are reflected below:

                                                      1996            1995
                                                      ----            ----
            Operating profit (loss):
               Carbon dioxide                    $   160,000     $   110,000
               Environmental/resource recovery      (492,000)       (193,000)
               Real estate                           (16,000)         52,000
                                                 -----------     -----------
                    Subtotal                        (348,000)        (31,000)
               Other                                (539,000)       (530,000)
                                                 -----------     -----------
                    Total                        $  (887,000)    $  (561,000)
                                                 ===========     ===========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Carbon dioxide

     Operations for the first six months of 1996 resulted in an operating profit of $160,000 compared to a $110,000 operating profit for the 1995 first half. The primary component of revenues for this Segment is dry ice sales which are seasonal with the downturn occurring from December through February, while the brisk sales period occurs from June through August and then again in October. The six months operating results of both 1996 and 1995 reflect the normal downturn in the sales cycle at the first of the year.
The dry ice component of this Segment generated an operating profit of $58,000 in the 1996 first half versus an operating profit of $84,000 in the comparable 1995 period.

     Revenues from this Segment totaled $6,332,000 for the first six months of 1996, a 24% increase over the same period last year. The factors contributing to this improvement included increases in the volume of dry ice sales, in the sales of equipment, and in the Company's allocated share of sales from its working interest in a producing CO2 unit. This improvement in revenues was somewhat offset by increases in expenses associated with advertising and sales, insurance, and an incentive-sales arrangement for employees.

Environmental/resource recovery

     A significant decline in revenues generated by the E/RR Segment led to a decline in operating margins in the first six months of 1996 as compared to the same period in 1995. This decline in revenues was primarily caused by a slow down in the environmental services industry in the first three months of the year, as governmental demand for environmental services declined pending resolution of administrative problems relating to the Oklahoma Corporation Commission Indemnity Fund. Also contributing to the decline in revenue was the completion in February 1996 of a contract involving the resource recovery activities related to the Company's patented Mulled Coal technology. Management intends to pursue the commercial development of this technology during the remainder of 1996.

Real estate construction and development

     The results from the sale of zero lot-line homes were hampered by a decline in sales, as no homes were sold in the first six months of 1996, as compared to four homes sold in the same period in 1995. The decline in sales can be attributed to a variety of factors, including market hesitation following a change in ownership in late 1994 of the two country clubs adjacent and in close proximity to the Company's development.

     Additional inventory of custom homes has been financed primarily from the Segment's credit line. Any remaining cash requirement will be funded from the proceeds of home sales. It is anticipated that only a small portion of the cash flow from the development will continue to be reinvested in custom homes during the remaining life of the project, and no more speculative homes are planned. The Company expects to sell three homes during the third quarter. As of June 30, 1996, 19 of the original 62 lots remain to be developed. The majority of the cash flow generated by the real estate development will be used to repay debt, redeployed as working capital by the Company or used for general corporate purposes.

Other activities

     Other operations, consisting mostly of general and corporate activities, generated a slightly greater operating loss for the first half of 1996 as compared to the same period last year.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 1996 increased to $2,047,000 from $1,809,000 in the 1995 six months. SG&A expenses incurred by the CO2 Segment during the first half of 1996, which represent 58% of the total SG&A costs, increased by $252,000 over the same period last year. This increase was associated with increases in expenses related to advertising and sales, insurance, and an incentive-sales arrangement for employees.

Depreciation, depletion and amortization expenses

     The first half of 1996 had an increase in DD&A expense of $58,000, reflecting additions to property, plant and equipment made during the past year.

Other income and expenses

     The positive net effect of other income and expenses for the first six months of 1996 increased significantly compared to the same period in 1995. As previously mentioned, the Company benefited in the first six months of 1996 from the settlement of a take-or-pay agreement in the CO2 Segment. This settlement resulted in a gain of $939,000. This gain was partially offset by a decrease in the gain on sale of assets of $102,000, as well as a $120,000 impairment provision recorded against the carrying value of the Company's interest in certain investments.


PART II.  OTHER INFORMATION.

Item 2.  Changes in Securities.

     The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the instrument governing the rights of the preferred stockholders. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. As a result of these redemption requirements, the payment of any dividends to the common stockholders in the near future is very unlikely. See Note 2 to the accom-panying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Commencing on May 3, 1996, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Company's Annual Meeting of Stockholders.

     (a)  This annual meeting was held on June 3, 1996.

     (b) The business of the meeting included the election of W. M. Beard and W. R. Plugge to serve as directors for three year terms or until their successors have been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

          Allan R. Hallock (1997)           Ford C. Price (1997)
          Herb Mee, Jr. (1998)

     In addition to the above, Michael E. Carr, elected in 1994 to serve as a director by the preferred stockholders, will continue to serve until his successor has been elected and qualified.

     The table below sets forth the voting for election of directors:

                      Votes     Votes      Votes                   Broker
     Name of Nominee   For     Against    Withheld   Abstentions   Non-Votes
     ---------------   ---     -------    --------   -----------   ---------
     W. M. Beard     3,041,175   -0-       3,080         -0-         -0-
     W. R. Plugge    3,041,160   -0-       3,095         -0-         -0-

     (c)   The business of the meeting also included a proposal to approve
           The Beard Company Deferred Stock Compensation Plan which was adopted by the Board of Directors in October 1995 subject to stockholder approval. The table below sets forth the voting for such proposal:

                    Votes        Votes                             Broker
                     For        Against        Abstentions       Non-Votes
                     ---        -------        -----------       ---------
                  3,014,975     22,300            6,980             -0-

      (d) At the meeting the stockholders also voted to approve the appointment of KPMG Peat Marwick LLP as independent certified public accountants for fiscal 1996.

                  Votes        Votes      Votes                   Broker
                   For        Against   Withheld   Abstentions   Non-Votes
                   ---        -------   --------   -----------   ---------
                3,024,986     15,142      -0-         4,127         -0-

________
     (1) 3,044,255 votes (95.20% of those eligible) were cast at the meeting, including 2,581,810 votes (94.39%) by the common stockholders and 462,445 votes (100,00%) by the preferred stockholders.

Item 6.  Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

    4.1 Third Amendment to Loan Agreement by and among Registrant, Carbonic Reserves ("Carbonics") and Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty"), dated effective April 30, 1996.

    4.2     Renewal Promissory Note from Registrant to Liberty, dated
            April 30, 1996.

   10.1 Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996.

   10.2 Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996.

   10.3 Security Agreement by and between Cibola and Registrant, dated April 10, 1996.

   10.4 Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996.

   10.5 Call Option Agreement by and among Registrant and the Cibola shareholders, dated April 10, 1996.

   27       Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          (Registrant)   THE BEARD COMPANY

                                          HERB MEE, JR.
Date:  August 9, 1996
                                          Herb Mee, Jr.
                                          President and Chief Financial Officer


                                          CINDY JANKA
Date:  August 9, 1996
                                          Cindy Janka
                                          Controller and
                                          Chief Accounting Officer

                         INDEX TO EXHIBITS

Exhibit
  No.
4.1     Third Amendment to Loan Agreement    Filed herewith electronically
        by and among Registrant, Carbonic
        Reserves ("Carbonics") and Liberty
        Bank and Trust Company of Oklahoma
        City, N.A. ("Liberty"), dated
        effective April 30, 1996

4.2     Renewal Promissory Note from        Filed herewith electronically
        Registrant to Liberty, dated
        April 30, 1996

10.1    Subscription Agreement by and       Filed herewith electronically
        between Cibola Corporation ("Cibola")
        and Registrant, dated April 10,
        1996

10.2 Nonrecourse Secured Promissory Note Filed herewith electronically from Registrant to Cibola, dated
        April 10, 1996

10.3    Security Agreement by and between   Filed herewith electronically
        Cibola and Registrant, dated April
        10, 1996

10.4    Tax Sharing Agreement by and among  Filed herewith electronically
        Registrant, Cibola and the Cibola
        shareholders, dated April 10, 1996

10.5    Call Option Agreement by and among  Filed herewith electronically
        Registrant and the Cibola share-
        holders, dated April 10, 1996

27      Financial Data Schedule             Filed herewith electronically