Form 10-Q
period 1996-09-30
BEARD CO /OK
filed 1996-11-13
CIK 909992

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                Form 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996

                                 or

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


                           Enterprize Plaza, Suite 320
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1996.

            		  Common Stock $.001 par value - 2,794,074

                             THE BEARD COMPANY

                                  INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheets - September 30, 1996 (Unaudited) and
	  December 31, 1995

   Statements of Operations - Three Months and Nine Months ended September 30, 1996 and 1995 (Unaudited)

   Statements of Shareholders' Equity, Year ended
	  December 31, 1995 and Nine Months ended
	  September 30, 1996 (Unaudited)

   Statements of Cash Flows - Nine Months ended
  	September 30, 1996 and 1995 (Unaudited)

   Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

             		   THE BEARD COMPANY AND SUBSIDIARIES

                        Financial Statements



      September 30, 1996 (Unaudited) and December 31, 1995 and for the Three Months and Nine Months Ended September 30, 1996, and 1995 (Unaudited)


                          				 PART I

                    			  FINANCIAL INFORMATION

Item 1. Financial Statements

            		    THE BEARD COMPANY AND SUBSIDIARIES
			                        Balance Sheets
	         September 30, 1996 (Unaudited) and December 31, 1995
                                      September 30,        December 31,
           Assets                         1996                 1995
                                      -------------        -------------
Current assets:
  Cash and cash equivalents           $    105,000         $    220,000
  Accounts receivable, less allowance
   for doubtful receivables of
   $53,000 in 1996 and $43,000 in
   1995                                  2,341,000            2,259,000
  Inventories                            2,047,000            2,282,000
  Prepaid expense and other current
   assets                                  626,000              401,000
                                      ------------         ------------
     Total current assets                5,119,000            5,162,000
                                      ------------         ------------

Investments and other assets             1,781,000            1,935,000

Property, plant and equipment,
 at cost                                16,309,000           14,291,000
  Less accumulated depreciation,
   depletion and amortization            7,827,000            7,133,000
                                      ------------          -----------
     Net property, plant and equipment   8,482,000            7,158,000
                                      ------------          -----------

Intangible assets, at cost               4,277,000            3,795,000
  Less accumulated amortization          3,513,000            3,435,000
                                      ------------          -----------
     Net intangible assets                 764,000              360,000
                                      ------------         ------------
                                      $ 16,146,000         $ 14,615,000
                                      ============         ============

   	    Liabilities and Shareholders' Equity

Current liabilities:
  Trade accounts payable              $  1,576,000         $  1,354,000
  Accrued expense and other
   liabilities                             638,000              342,000
  Short-term debt                          641,000              957,000
  Current maturities of long-term
   debt                                    618,000              520,000
                                      ------------         ------------
     Total current liabilities           3,473,000            3,173,000
                                      ------------         ------------

Long-term debt less current
 maturities                              2,306,000            1,454,000

Redeemable preferred stock of
 $100 stated value; 5,000,000
 shares authorized; 90,156 shares
 issued and outstanding (note 2)         1,200,000            1,200,000

Minority interest in consolidated
 subsidiaries                              145,000               0

Commitments and contingencies
 (note 2)                                   0                    0

Common shareholders' equity:
  Common stock of $.001 par value
   per share; 10,000,000 shares
   authorized; 2,794,074 and
   2,730,830 shares issued and
   outstanding in 1996 and 1995,
   respectively                              3,000                3,000
  Capital in excess of par value        41,619,000           41,446,000
  Accumulated deficit                  (32,600,000)         (32,661,000)
                                      ------------         ------------
     Total common shareholders' equity   9,022,000            8,788,000
                                      ------------         ------------
                                      $ 16,146,000         $ 14,615,000
                                      ============         ============

See accompanying notes to financial statements.

                         THE BEARD COMPANY AND SUBSIDIARIES
                              Statement of Operations
                                   (Unaudited)
                                              For the Three Months Ended      For the Nine Months Ended
                                             -----------------------------   -----------------------------
                                             September 30,   September 30,   September 30,   September 30,
                                                1996             1995           1996            1995
                                             ------------    ------------    ------------    ------------
Revenues:
  Carbon dioxide                             $  4,053,000    $  3,620,000    $ 10,385,000    $  8,738,000
  Environmental/resource recovery                 806,000         752,000       1,864,000       2,060,000
  Real estate development                       1,083,000         599,000       1,083,000       1,949,000
  Other                                            21,000          18,000          51,000          49,000
                                             ------------    ------------    ------------    ------------
                                                5,963,000       4,989,000      13,383,000      12,796,000

Expenses:
  Carbon dioxide                                2,615,000       2,598,000       7,098,000       6,204,000
  Environmental/resource recovery                 657,000         581,000       1,787,000       1,649,000
  Real estate development                       1,043,000         549,000       1,043,000       1,826,000
  Selling, general and administrative           1,163,000         881,000       3,210,000       2,690,000
  Depreciation, depletion and amortization        347,000         298,000         972,000         865,000
  Other                                            19,000          47,000          41,000          88,000
                                             ------------    ------------    ------------    ------------
                                                5,844,000       4,954,000      14,151,000      13,322,000

Operating profit (loss):
  Carbon dioxide                                  508,000         320,000         668,000         430,000
  Environmental/resource recovery                (162,000)        (70,000)       (654,000)       (263,000)
  Real estate development                          30,000          38,000          14,000          90,000
  Other                                          (257,000)       (253,000)       (796,000)       (783,000)
                                             ------------    ------------    ------------    ------------
                                                  119,000          35,000        (768,000)       (526,000)

Other income (expense):
  Interest income                                   4,000           2,000          10,000          18,000
  Interest expense                                (74,000)        (53,000)       (172,000)       (141,000)
  Gain on sale of assets                           54,000           8,000         140,000         196,000
  Settlement of take-or-pay contract (note 4)       0               0             939,000           0
  Minority interest in operations of
   consolidated subsidiaries                       16,000           0              13,000           0
  Other, including unconsolidated affiliates        2,000         128,000        (101,000)        123,000
                                             ------------    ------------    ------------    ------------

Earnings (loss) before income taxes               121,000         120,000          61,000        (330,000)

Income taxes (note 4)                               0               0               0               0
                                             ------------    ------------    ------------    ------------
Net earnings (loss)                          $    121,000    $    120,000    $     61,000    $   (330,000)
                                             ============    ============    ============    ============
Net earnings (loss) applicable to
 common shareholders                         $    121,000    $    120,000    $     61,000    $   (330,000)
                                             ============    ============    ============    ============
Earnings (loss) per common share and
 common equivalent share (primary
 EPS) (note 3)                               $       0.04    $       0.04    $       0.02    $      (0.12)
                                             ============    ============    ============    ============
Earnings (loss) per common share
 assuming maximum dilution (fully
 diluted EPS) (note 3)                       $       0.04    $       0.04    $       0.02    $      (0.12)
                                             ============    ============    ============    ============

See accompanying notes to financial statements.

           		     THE BEARD COMPANY AND SUBSIDIARIES
		                Statements of Shareholders' Equity
                                                                                                       Total
                                                                     Capital in                       Common
                                                       Common        Excess of       Accumulated    Shareholders'
                                                        Stock        Par Value         Deficit        Equity
                                                      ----------    ------------    ------------    ------------
Balance December 31, 1994                             $    3,000    $ 41,321,000    $(32,258,000)   $  9,066,000

  Net loss, year ended December 31, 1995                     0               0          (403,000)       (403,000)

  Accretion of discount on preferred stock                   0           (51,000)            0           (51,000)

  Issuance of 78,700 shares of common stock                  0           176,000             0           176,000
                                                      ----------    ------------    ------------    ------------
Balance December 31, 1995                             $    3,000    $ 41,446,000    $(32,661,000)   $  8,788,000

  Net earnings, nine months ended September 30, 1996         0               0            61,000          61,000

  Issuance of 63,244 shares of common stock                  0           173,000             0           173,000
                                                      ----------    ------------    ------------    ------------
Balance September 30, 1996 (Unaudited)                $    3,000    $ 41,619,000    $(32,600,000)   $  9,022,000
                                                      ==========    ============    ============    ============

See accompanying notes to financial statements.

                		       THE BEARD COMPANY AND SUBSIDARIES
			                         Statements of Cash Flows
              		 Increase (Decrease) in Cash and Cash Equivalents
				                               (Unaudited)
                                               For the Nine Months Ended
                                             -------------------------------
                                             September 30,     September 30,
                                                  1996             1995
                                             ------------      ------------
Operating activities:
  Cash received from customers               $ 14,101,000      $ 12,351,000
  Cash paid to suppliers and employees        (12,682,000)      (12,344,000)
  Interest received                                 8,000            16,000
  Interest paid                                  (278,000)         (216,000)
                                             ------------      ------------
    Net cash provided by (used in)
     operating activities                       1,149,000          (193,000)
                                             ------------      ------------
Investing activities:
  Acquisition of property, plant, equipment    (1,380,000)         (770,000)
  Proceeds from sale of assets                    319,000           308,000
  Other Investments                                20,000          (247,000)
                                             ------------      ------------
    Net cash used in investing activities      (1,041,000)         (709,000)
                                             ------------      ------------

Financing activities:
  Proceeds from lines of credit and term notes  2,784,000         2,581,000
  Payments on lines of credit and term notes   (3,032,000)       (1,936,000)
  Proceeds from issuance of stock                  25,000               0
  Preferred stock redemption                          0             (58,000)
                                             ------------      ------------
    Net cash provided by (used in)
     financing activities                        (223,000)          587,000
                                             ------------      ------------
Net decrease in cash and cash equivalents        (115,000)         (315,000)

Cash and cash equivalents at beginning of period  220,000           566,000
                                             ------------      ------------
Cash and cash equivalents at end of period       $105,000          $251,000
                                             ============      ============

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in)
Operating Activities

Net earnings (loss)                          $     61,000      $   (330,000)
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating Activities:
  Depreciation, depletion and amortization        972,000           865,000
  Gain on sale of assets                         (140,000)         (196,000)
  Net costs capitalized (recognized) on
   real estate project                            (13,000)           67,000
  Receipt of property, plant and equipment
   as part of settlement of take-or-pay
   contract                                      (400,000)              0
  Other, including minority interest in
   consolidated subsidiaries                       96,000           118,000
                                             ------------      ------------
    Working capital provided by operations        576,000           524,000
  Increase in accounts receivable, prepaids
   and other current assets from operating
   activities                                    (117,000)         (618,000)
  (Increase) decrease in inventories from
   operating activities                           248,000          (101,000)
  Increase in accounts payable and accrued
   expenses from operating activities             442,000             2,000
                                             ------------      ------------
  Net cash provided by (used in) operating
   activities                                $  1,149,000      $   (193,000)
                                             ============      ============

Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of property, plant and equipment
 and intangible assets through issuance of
 debt obligations                            $  1,040,000      $    598,000
                                             ============      ============
Receipt of property, plant and equipment
 as part of settlement of take-or-pay
 contract                                    $    400,000      $        0
                                             ============      ============
Payment of note payable through issuance
 of 50,000 shares of common stock            $    138,000      $        0
                                             ============      ============
Sale of property for a note receivable       $        0        $    104,000
                                             ============      ============

See accompanying notes to financial statements.

             		      THE BEARD COMPANY AND SUBSIDARIES
                   			Notes to Financial Statements

                    			September 30, 1996 and 1995
			                           (Unaudited)


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

     The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

(2) The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's operations through September 30, 1996, were not sufficient to begin the sharing of the consolidated
     net income.   To the extent that the preferred stock is not redeemed
     by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(3) Primary earnings per common share for the nine-month period ended September 30, 1996 and the three-month periods ended September 30, 1996 and 1995, are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of incentive and non-qualified stock options using the treasury stock method. Fully diluted earnings per share for the periods listed above include the potential dilution of the earnings available to common stockholders as if the preferred stock was converted to common stock. The calculation includes the weighted average number of shares of common shares outstanding, the common stock equivalents, and the common shares that would result from the conversion of the preferred shares.

     The calculation of loss per common share for the nine-month period ended September 30, 1995, does not include common equivalent shares or potentially dilutive securities outstanding, as the effect would be antidilutive.

The following table contains the components of the common share and common equivalent share amounts used in the calculation of earnings per share in the Company's statement of operations:

                         For the Three Months Ended   For the Nine Months Ended
                        September 30, September 30,  September 30,  September 30
                            1996          1995            1996          1995
                        ------------  ------------   ------------   -----------
Primary EPS:
 Weighted average common
  shares outstanding       2,756,752     2,652,130      2,743,067     2,652,130
 Options considered to be
  common stock equivalents    42,155        23,364         39,196           0
                        ------------  ------------   ------------   -----------
                           2,798,907     2,675,494      2,782,263     2,652,130
                        ============  ============   ============   ===========
Fully diluted EPS:
 Weighted average common
  shares outstanding       2,756,752     2,652,130      2,743,067     2,652,130
 Options considered to be
  comon stock equivalents     42,155        23,364         39,196           0
 Conversion of preferred
  stock                      462,445       462,445        462,445           *
                        ------------  ------------   ------------   -----------
                           3,261,352     3,137,939      3,244,708     2,652,130
                        ============  ============   ============   ===========

* The results would be antidilutive. As such, no additional shares are considered.


(4) During February 1996, the Company settled a take-or-pay agreement under which a customer was obligated to purchase certain volumes of liquid CO2. The Company received $539,000 of cash and assets valued at $400,000 and recognized a gain of approximately $939,000.

(5) In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS
     No. 109"), the Company's deferred tax asset is carried at zero book value, reflecting the uncertainties of the Company's utilization of the net deductible timing differences. There is no provision for income taxes in 1996 or 1995 due to the availability of net operating losses and other carryforwards.

     At September 30, 1996, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                          Expiration
                                             Date       Amount
                                          -----------  --------
Federal regular tax operating loss
  carryforwards                           2001-2010    $ 66,900
Investment tax credit carryforward        1996-2000       1,200
Tax depletion carryforward                Indefinite      5,500
                                                       --------
                                            Total      $ 73,600
                                                       ========

(6) In the normal course of business various actions and claims have been brought or asserted against the Company.
     Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

         		    THE BEARD COMPANY AND SUBSIDARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in the Company's financial condition since December 31, 1995 and results of operations for the quarter ended September 30, 1996 compared to the prior year third quarter and the nine months ended September 30, 1996 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1995 Form 10-K.

The Company operates within three major industry Segments: (1) the carbon dioxide ("CO2") Segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; (2) the environmental/ resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities, and (3) the real estate ("R/E") Segment, consisting of real estate construction and development.

Material changes in financial condition - September 30, 1996 as compared with December 31, 1995.

The following table reflects some of the changes in the Company's financial condition during the periods indicated:

                           September 30,     December 31,     Increase
                               1996             1995          (Decrease)
                           -------------     ------------     ----------
Cash and cash equivalents  $  105,000        $  220,000       $  (115,000)

Working capital            $1,646,000        $1,989,000       $  (343,000)

Current ratio              1.47 to 1         1.63 to 1

The Company's ability to generate working capital from operations during the first nine months of 1996 was affected by a slowdown in sales in the E/RR and R/E Segments during the first six months of the year. In spite of the slowdown experienced early in the year in these Segments, operations for the first nine months of 1996 generated working capital of $37,000 excluding the impact of the $539,000 cash portion of the settlement of the take-or-pay agreement.

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

Additional capital expenditures of $2,398,000 were made by the following Segments in property, plant and equipment during the first nine months of 1996, as reflected in the table on the following page:

Carbon dioxide                         $1,598,000
Environmental/resource recovery           800,000
                                       ----------
                                       $2,398,000
                                       ==========

Included in the above are $570,000 of additions financed through the issuance of seller-financed notes.

The Company's working capital, the CO2 Segment's line of credit, and equipment financing arrangements currently being negotiated are expected to be sufficient to fund the current and presently foreseeable capital expenditure requirements, including the $410,000 projected for the last three months of 1996.

Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 2 to the accompanying financial statements.

Material changes in results of operations - Quarter ended September 30, 1996 as compared with the Quarter ended September 30, 1995.

The income for the quarter ended September 30, 1996 was $121,000, compared to income of $120,000 for the third quarter of the prior year. An improvement in operating margins for the 1996 quarter was offset by a decrease in the positive net effect of other income and expenses generated in the current quarter as compared to the prior year's third quarter.

The current quarter resulted in an $84,000 improvement over the operating income recorded in the year earlier quarter. There were revenue gains in all Segments; however, improved operating margins in the CO2 Segment were partially offset by lower margins in the other two Segments.

Operating results of the Company's three Segments are reflected below:

                                          1996         1995
                                        --------     --------
Operating profit (loss):
  Carbon dioxide                        $508,000     $320,000
  Environmental/resource recovery       (162,000)     (70,000)
  Real estate                             30,000       38,000
                                        --------     --------
        Subtotal                         376,000      288,000
  Other                                 (257,000)    (253,000)
                                        --------     --------
        Total                           $119,000      $35,000
                                        ========     ========

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Carbon dioxide

Third quarter 1996 operations reflected an operating profit of $508,000 compared to a $320,000 profit for the 1995 third quarter. The primary component of revenues for this Segment is dry ice sales which are seasonal with the downturn occurring from December through February, while the brisk sales period occurs from June through August and then again in October.
The dry ice component of this Segment generated an operating profit of $452,000 in the 1996 third quarter versus an operating profit of $286,000 in 1995.

Revenues from this Segment totaled $4,053,000 for the 1996 third quarter, a 12% increase over last year's third quarter. The factors contributing to this improvement included increases in the volume of dry ice sales, in the sales of dry ice equipment constructed for sale, and in the Company's allocated share of sales from its working interest in a producing CO2 unit. This improvement in revenues was somewhat offset by increases in expenses associated with advertising and sales, insurance, and an incentive-sales arrangement for employees.

Revenues and operating profit would have increased by an additional $76,000 if the Company had not settled the take-or-pay agreement early in 1996.

Environmental/resource recovery

The E/RR Segment generated a larger operating loss in the third quarter of 1996 as compared with the same period in 1995. The Segment reflected a 7% increase in revenues, which resulted primarily from the acquisition of HDT during the second quarter. This increase was offset somewhat, however, by a decline in the revenues generated by resource recovery activities due to the completion in February 1996 of a contract with the U. S. Department of Energy involving activities related to the Company's patented Mulled Coal technology. Management has been pursuing and will continue to pursue the commercial development of this technology during the remainder of 1996. The costs of pursuing this development, as well as increased operating expenses related to the Company's environmental services activities, offset the increased revenues and resulted in the decline in operating margins.

Real estate construction and development

The Segment sold three homes in the third quarter of 1996 as compared to two homes sold in the same quarter of 1995. The higher costs associated with these homes resulted in approximately the same operating profit for the third quarter of 1996 as compared to the same quarter in 1995. The Company expects the slower sales for the year to continue due to a variety of factors, including market hesitation following a change in ownership in late 1994 of the two country clubs adjacent and in close proximity to the Company's development.

Additional inventory of custom homes has been financed primarily from the Segment's credit line. Any remaining cash requirement will be funded from the proceeds of home sales. It is anticipated that only a small portion of the cash flow from the development will continue to be reinvested in custom homes during the remaining life of the project, and no more speculative homes are planned. As of September 30, 1996, 19 of the original 62 lots remain to be developed and three speculative homes are unsold. The majority of the cash flow generated by the real estate development will be used to repay debt, redeployed as working capital by the Company or used for general corporate purposes.

Other activities

Other operations, consisting mostly of general and corporate activities, generated a slightly larger operating loss for the third quarter of 1996 than the same period of last year.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $1,163,000 from $881,000 in the 1995 third quarter. SG&A expenses incurred by the CO2 Segment during the third quarter of 1996, which represent 58% of the total SG&A costs, increased by $208,000 over the same period last year. This increase was associated with an increase in expenses related to Carbonics' advertising and sales expenses, insurance, and an incentive sales arrangement for employees.

Depreciation, depletion and amortization expenses

The third quarter of 1996 had an increase in DD&A expense of $49,000, reflecting additions to property, plant and equipment made during the past year.

Other income and expenses

Other income and expenses resulted in a gain of $2,000 for the third quarter of 1996, down sharply from the $85,000 gain recorded for such items in the same period of 1995. The decrease was due primarily to the fact that the third quarter of 1995 included recognition of $220,000 of income related to a previous reorganization. The third quarter of 1996 included an increase in interest expense of $21,000 as well as a $30,000 impairment provision recorded against the carrying value of the Company's interest in certain investments. Such items were offset by a $46,000 gain on sale of assets.



Material changes in results of operations - Nine months ended September 30, 1996 as compared with the Nine months ended September 30, 1995.

The income for the nine months ended September 30, 1996 was $61,000, compared to a loss of $330,000 for the first nine months of the prior year. The first three quarters of 1996 benefited from a settlement of the take-or-pay agreement in the CO2 Segment. The $939,000 recorded from the settlement more than offset the overall decline in operating margins which resulted primarily from a $391,000 decrease in the operating margin of the E/RR Segment.

Operating results of the Company's three Segments are reflected below:

                                       1996           1995
                                   ------------    -----------
Operating profit (loss):
  Carbon dioxide                   $    668,000    $   430,000
  Environmental/resource recovery      (654,000)      (263,000)
  Real estate                            14,000         90,000
                                   ------------    -----------
       Subtotal                          28,000        257,000
  Other                                (796,000)      (783,000)
                                   ------------    -----------
       Total                       $   (768,000)   $  (526,000)
                                   ============    ===========

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Carbon dioxide

Operations for the first nine months of 1996 resulted in an operating profit of $668,000 compared to a $430,000 operating profit for the 1995 first nine months. The primary component of revenues for this Segment is dry ice sales sales which are seasonal with the downturn occurring from December through February, while the brisk sales period occurs from June through August and then again in October. The nine months operating results of both 1996 and 1995 reflect the normal downturn in the sales cycle at the first of the year. The dry ice component of this Segment generated an operating profit of $510,000 in the 1996 first nine months versus an operating profit of $370,000 in the comparable 1995 period.

Revenues from this Segment totaled $10,385,000 for the first nine months of 1996, a 19% increase over the same period last year. The factors contributing to this improvement included increases in the volume of dry ice sales, in the sales of dry ice equipment constructed for sale, and in the Company's allocated share of sales from its working interest in a producing CO2 unit. This improvement in revenues was somewhat offset by increases in expenses associated with advertising and sales, insurance, and an incentive-sales arrangement for employees.

Revenues and operating profit for 1996 would have increased by an additional $220,000 if the Company had not settled the take-or-pay agreement early in 1996.

Environmental/resource recovery

A significant decline in revenues generated by the E/RR Segment in the first six months of the year led to a decline in operating margins in the first nine months of 1996 as compared to the same period in 1995. This decline in revenues was primarily caused by a slow down in the environmental services industry, as governmental demand for environmental services declined pending resolution of administrative problems relating to the Oklahoma Corporation Commission Indemnity Fund. Also contributing to the decline in revenue was the completion in February 1996 of a contract involving the resource recovery activities related to the Company's patented Mulled Coal technology. Management will continue to pursue the commercial development of this technology during the remainder of 1996.

Real estate construction and development

Results from the sale of zero lot-line homes were hampered by a decline in sales, as three homes were sold in the first nine months of 1996, as compared to six homes sold in the same period in 1995. The decline in sales can be attributed to a variety of factors, including market hesitation following a change in ownership in late 1994 of the two country clubs adjacent and in close proximity to the Company's development.

Additional inventory of custom homes has been financed primarily from the Segment's credit line. Any remaining cash requirement will be funded from the proceeds of home sales. It is anticipated that only a small portion of the cash flow from the development will continue to be reinvested in custom homes during the remaining life of the project, and no more speculative homes are planned. As of September 30, 1996, 19 of the original 62 lots remain to be developed and three speculative homes are unsold. The majority of the cash flow generated by the real estate development will be used to repay debt, redeployed as working capital by the Company or used for general corporate purposes.

Other activities

Other operations, consisting mostly of general and corporate activities, generated a slightly greater operating loss for the first nine months of 1996 as compared to the same period last year.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 1996 increased to $3,210,000 from $2,690,000 in the comparable 1995 period. SG&A expenses incurred by the CO2 Segment during the first nine months of 1996, which represent 58% of the total SG&A costs, increased by $460,000 over the same period last year. This increase was associated with increases in expenses related to advertising and sales, insurance, and an incentive-sales arrangement for employees.

Depreciation, depletion and amortization expenses

The first nine months of 1996 had an increase in DD&A expense of $107,000, reflecting additions to property, plant and equipment made during the past year.

Other income and expenses

The positive net effect of other income and expenses for the first nine months of 1996 increased significantly compared to the same period in 1995. As previously mentioned, the Company benefited in the first nine months of 1996 from the settlement of a take-or-pay agreement in the CO2 Segment. This settlement resulted in a gain of $939,000. This gain was partially offset by a decrease in the gain on sale of assets of $56,000, as well as a $150,000 impairment provision recorded against the carrying value of the Company's interest in certain investments and the recognition, in the third quarter of 1995, of $220,000 of income received from a previous reorganization.


PART II.        OTHER INFORMATION.

Item 2.  Changes in Securities.

The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the instrument governing the rights of the preferred stockholders. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. As a result of these redemption requirements, the payment of any dividends to the common stockholders in the near future is very unlikely. See Note 2 to the accompanying financial statements.


Item 6.  Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

        27     Financial Data Schedules.

(b) No reports on Form 8-K were filed during the period covered by this report.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE BEARD COMPANY
                                             (Registrant)

                                          HERB MEE, JR.
(Date)  November 11, 1996                 Herb Mee, Jr., President and
                                          Chief Financial Officer

                                          JACK A. MARTINE
(Date)  November 11, 1996                 Jack A. Martine, Controller and
                                          Chief Accounting Officer

                           EXHIBIT INDEX

Exhibit No.                                  Method of Filing
-----------                                  ----------------
27          Financial Data Schedule          Filed herewith electronically