Form 10-K
period 1996-12-31
BEARD CO /OK
filed 1997-03-31
CIK 909992

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1996
                               OR
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______________ to ________________

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

    Securities registered pursuant to Section 12(b) of the Act:

                                                           (Name of each
                                                            exchange on
   (Title of each class)                                    which registered)
Common Stock, $.001 par value                            American Stock Exchange
Redeemable Preferred Stock, $1.00 par value                       None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirement for the past 90 days.  Yes [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock on the American Stock Exchange as of the close of business on February 28, 1997 was $6,739,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997 was
            Common Stock $.001 par value - 2,799,074

           DOCUMENTS INCORPORATED BY REFERENCE:  None

                       THE BEARD COMPANY
                           FORM 10-K

          For the Fiscal Year Ended December 31, 1996

                       TABLE OF CONTENTS

PART I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters

Item 6.   Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 10.  Directors, Executive Officers and Significant Employees of the
          Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

                       THE BEARD COMPANY

                           FORM 10-K

                   FORWARD LOOKING STATEMENTS

     This document contains "forward looking statements" as defined by the Securities Litigation Reform Act of 1995. These statements should be read in conjunction with the cautionary statements included in this document, including those found under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             PART I

Item 1.  Business.

(a)   General development of business.

   General. The name of a wholly-owned subsidiary formed in Oklahoma by Beard Oil Company ("Beard Oil") in 1974 was changed to Beard Investment Company in November of 1989 and to The Beard Company ("Beard" or the "Company") in
August of 1993. Beard conducts various non-oil and gas operations which may be categorized into two industry segments: (1) the carbon dioxide segment (the "CO2 Segment"), comprised of (a) the manufacture and distribution of dry ice (solid
CO2) and (b) the production of CO2; and (2) the environmental/resource recovery segment (the "E/RR" Segment"), consisting of environmental services and resource recovery. Beard also holds a minority interest in a joint venture involved in the extraction, production and sale of crude iodine.

   As a result of the 1993 Reorganization (the "Reorganization" - see below) Beard has more than $66.9 million of unused net operating losses ("NOL's") available for carryforward. Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil.

                    THE 1993 REORGANIZATION

   The 1993 Reorganization. As a result of a reorganization (the "Reorganization"), effective in October 1993, and a settlement agreement in April 1995 (the "Settlement") with four institutional lenders (the "Lenders"):
(a) Beard divested substantially all of its oil and gas assets; (b) $101,498,000 of long-term debt and other obligations were effectively eliminated; and (c) the Lenders received 25% of Beard's then outstanding common stock and $9,125,000 stated value (91,250 shares, or 100%) of Beard's then outstanding preferred stock.

   Subsequent Sale of Stock by Certain Lenders; Current Stock Ownership by the Lenders. On January 2, 1997 three of the four Lenders sold their common and preferred shares to five parties, one of whom owns more than 5% of the Company's outstanding common and preferred stock. As a result of the Reorganization, and after giving effect to (i) the redemption of 1,094.14 preferred shares in April of 1995; (ii) the sale by three of the Lenders of 351,044 common shares and 47,728.76 preferred shares in January of 1997; and (iii) the 2,799,074 common shares outstanding as of February 28, 1997, the other Lender holds 9.57% of the voting power of Beard through its ownership of common stock and an additional 6.67% through its holdings of preferred stock, for a total of 16.24% of the total outstanding voting stock of the Company. The preferred holders have elected a director to serve on Beard's six-member Board of Directors.

   Mandatory Redemptions on Beard Preferred Stock. The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share.

   Conversion of Beard Preferred Stock. Each share of Beard preferred stock which has not previously been redeemed may be converted into 5.129421 shares of Beard common stock after December 31, 2002. Fractional shares will not be issued, and cash will be paid in redemption thereof.

   Preservation of NOL's. The Company estimates that at year-end 1996, Beard and its consolidated subsidiaries had NOL's of approximately $66.9 million. Beard considers such NOL's, which expire between 2001 and 2010, to be one of its most valuable assets and that loss of the NOL's would have a severe negative impact on the Company's future value. Beard is currently considering action to protect the assets and prevent the triggering of an "ownership change" as defined in Section 382 of the Code (which would severely limit the use of the NOL's) by re-imposing restrictions (to replace those restrictions which expired October 26, 1996) on all of its shares to prevent transfer without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

   Indemnification Obligations. As a result of the Reorganization, the Company has indemnified Sensor and the Lenders for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with the Reorganization (collectively, the "Obligations"). Neither Beard nor Beard Oil is presently aware of any material liabilities existing as a result of such Obligations.

   Discontinued Operations. In January of 1997 the Company made the decision to discontinue its real estate construction and development activities. As a result, Beard's continuing operations consist primarily of the CO2 Segment and other activities which include the E/RR Segment and other unrelated activities. Accordingly, the net operating results of the Company's real estate segment have been presented as discontinued operations in 1996 and for all periods presented in the consolidated statements of operations. As of March 13, 1997, the Company had sold all of the real estate construction and development assets with the exception of three speculative homes. One of these is under contract for closing on March 21, 1997, and another is under contract for closing on May 30, 1997, leaving one home remaining for sale.


                     CONTINUING OPERATIONS

   Carbon Dioxide Operations. The Company's carbon dioxide ("CO2") operations are now concentrated on the manufacturing and distribution of dry ice (solid
CO2) which are conducted by an 85%-owned subsidiary, Carbonic Reserves ("Car-bonics"), and the production of CO2 gas which is conducted through Beard. The Company owns working interests in two producing CO2 gas units in Colorado and New Mexico.

   As the result of two significant acquisitions in 1990 and subsequent expan-sion in 1991 and 1995, the Company's dry ice manufacturing and distribution activities now consist of six plants and 13 distribution centers as compared with one plant and three distribution centers at year-end 1989. As a result of this growth, the size and scope of its dry ice manufacturing and distribu-tion operations have expanded to the point where management believes it is one of the largest producers of dry ice in the continental United States.

   Environmental/Resource Recovery Activities. When Beard divested itself of Beard Oil's oil and gas assets in 1993, it redirected the focus of its oilfield services subsidiaries to environmental services activities. The Company and its management have considerable expertise in the environmental field stemming from previous experience as the founder, as officers and directors, and as the principal shareholder of USPCI, Inc. (NYSE) from 1968 until its acquisition by Union Pacific Corporation in 1987-88.

   In 1993 Whitetail Services, Inc. ("Whitetail") terminated its oilfield construction activities and converted its operations to focus upon environmental services, including soil and groundwater treatment system installations, site remediation, bioremediation, waste stabilization and solidification, underground storage tank removal, heavy equipment operations and emergency spill response. Whitetail's environmental service capabilities were expanded in 1995 by the addition of environmental drilling, wastewater storage tank rentals, waste transportation and storage, and CO2 blaster cleaning services, all of which had previously been conducted by separate subsidiaries.

   In 1990 the Company acquired more than 80% of Energy International Corpora-tion ("EI"), a research and development firm specializing in coal-related technologies. During the four years that Beard owned EI, EI developed a new patented technology know as Mulled Coal Technology (the "M/C Technology"). In May of 1994 Beard sold EI to a subsidiary of The Williams Companies, Inc. for $2,199,000, but retained the M/C Technology which was contributed to a wholly-owned subsidiary, Beard Technologies, Inc. ("BTI"). BTI has continued to pursue the commercial development of the M/C Technology. In 1995 BTI served as the principal subcontractor to EI on a contract which EI had entered into with the United States Department of Energy (the "DOE") to demonstrate the storage, handling and transportation characteristics of Mulled Coal under commercial conditions. The final report on this project was delivered to the DOE in March of 1996, with the results and conclusions far surpassing BTI's original expectations. (See "Resource Recovery Activities - Department of Energy Contract").

   In May of 1996 the Company acquired 80% of Horizontal Drilling Technologies, Inc. ("HDT"), a company specializing in trenchless technology. As part of the purchase consideration the seller received 20% of the common stock of Whitetail. HDT specializes in directional drilling and has completed various aspects of utility and environmental remediation projects in 12 states. It has focused much of its attention since the acquisition on cable and fiber optics installations.

   Collectively, the E/RR Segment can provide environmental related services to industry and government on a nationwide scale utilizing the newest emerging technologies and state of the art assessment-to-remediation techniques. Now that BTI has successfully demonstrated the commercial feasibility of its M/C Technology, it is focusing its current efforts on marketing such technology in the coal producing states, where it hopes to set up several coal recovery projects for the larger coal companies operating there.

   Other Activities.  In addition to the above, Beard's other activities include
(i) a minority-owned investment in a joint venture for the extraction, produc-tion and sale of crude iodine; and (ii) various assets and investments which the Company intends to liquidate as opportunities materialize. Such assets consist primarily of the residue of its discontinued real estate operations (see "Discontinued Operations" above); drilling rigs, yards and equipment; real estate limited partnerships; and miscellaneous other investments. See
"Business -- Other Activities." As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or re-deployed into newly targeted opportunities.

   Oil and Gas Assets and Related Liabilities Retained by Beard Oil. Pursuant to the Reorganization, Beard Oil retained 18 oil and gas leases on which near term sale or plugging and remediation work was contemplated. Any liabilities incurred by Beard Oil will be considered as a redemption of an equivalent amount of the mandatorily redeemable preferred stock by Beard, subject to specified limitations. As of December 31, 1996, plugging had been completed on 15 leases, at a cost of approximately $81,000. It is possible that further remediation work may be required, but no material liability is anticipated.

(b)   Financial information about industry segments.

   Financial information about industry segments is contained in the Statements of Operations and Note (16) of Notes to the Company's Financial Statements. See
Part II, Item 8---Financial Statements and Supplementary Data.

(c)   Narrative description of business segments.

   The Company operates within two major industry segments: CO2 and E/RR. All of such activities, with the exception of Beard's CO2 production activities, are conducted through subsidiaries. Beard, through its corporate staff, performs management, financial, consultative, administrative and other services for its subsidiaries.

                   CARBON DIOXIDE OPERATIONS

   General. The Company's CO2 operations are conducted directly and through a subsidiary. Such activities include the operations of (1) the Company's 85%- owned subsidiary, Carbonic Reserves ("Carbonics"), which operates six dry ice (solid CO2) producing plants and 13 sales and distribution centers, and (2) Beard's directly owned working interests in (i) two carbon dioxide producing units and (ii) a shut-in CO2 gas well in south central Utah.

Carbonic Reserves

   History. Carbonics was founded in 1987 by Beard Oil and Clifford H. Collen, Jr. ("Collen"), its President, to enter the liquid CO2 business. It is headquartered in San Antonio, Texas. The original concept was to build a liquids business based upon Collen's expertise involving many years of experience in the CO2 industry and Beard Oil's large CO2 gas reserves which were subsequently transferred to Beard. The common stock of Carbonics is presently owned 85% by Beard and 15% by Collen. In addition Beard owns $14,358,000 of Carbonics preferred stock which is mandatorily redeemable out of one-third of Carbonics' consolidated pre-tax net income.

   Evolution of Current Strategy. In 1987, Carbonics built a liquid CO2 plant at Clayton, New Mexico (the "Bravo Plant") and entered the liquid CO2 business by distributing its product in New Mexico, Texas, Kansas and Oklahoma. This proved to be a very commodity-oriented business which generated unacceptably low margins. In 1989, Carbonics changed its basic strategy, virtually withdrawing from the sale of liquid CO2 and CO2 gas, in order to concentrate its efforts on the manufacturing and distribution of dry ice.

   1990-1991 Expansion Activities. At year-end 1989, Carbonics owned one dry ice plant at Clayton, New Mexico and operated three sales and distribution centers located in Amarillo and Lubbock, Texas and Denver, Colorado. In 1990, it acquired three dry ice manufacturing plants and a distribution center from a major competitor and also acquired a dry ice manufacturing plant and eight distribution centers from two affiliated parties in Denver. Carbonics opened two additional distribution centers in late 1990 and added three additional distribution centers in 1991.

   Dry Ice Manufacturing and Distribution. Carbonics is a dry ice manufacturer and distributor with its principal offices located in San Antonio, Texas. Following its 1990 and 1991 expansion activities, Carbonics had five manufacturing plants located in Cortez, Colorado; the Bravo Plant at Clayton, New Mexico; Enid, Oklahoma; Corpus Christi, Texas; and Cheyenne, Wyoming. In 1995 it began operating a sixth manufacturing plant under contract in Dallas, Texas. These six plants supply Carbonics' sales and distribution warehouses located in Denver and Longmont, Colorado; Wichita, Kansas; Albuquerque,
New Mexico; Tulsa, Oklahoma and Amarillo, Austin, Corpus Christi, Dallas, Harlingen, Houston, Lubbock and San Antonio, Texas. The Bravo plant has a
90 ton/day capacity, the Cortez plant has a 60 ton/day capacity and the other four plants have a 50 ton/day capacity. All of Carbonics' facilities are in leased premises except (i) the Wichita warehouse; (ii) the Denver warehouse where Carbonics owns a building on leased land; and (iii) the Dallas and Amarillo warehouse which are under lease/purchase options.

   Bravo Plant. The Bravo plant is a 240 ton/day CO2 liquification and purification plant and a 90 ton/day dry ice plant. The liquification and purification portion of the Bravo plant is currently being upgraded to produce a higher quality CO2 and to increase the efficiency of the plant. Liquid CO2 from this leased facility is used as a raw material at Carbonics' adjoining dry ice plant, and is also available for sale to third parties.

   Take-or-Pay Contract. Until February of 1996, Carbonics was selling liquid CO2 exclusively to a customer on a take-or-pay basis under a 10-year contract expiring in 1999. Pursuant to a settlement agreement executed in February of 1996, the customer terminated its obligation at such time by the payment of $539,000 in cash and the transfer of liquid CO2 processing equipment valued at $400,000 to Carbonics. The settlement added $939,000 of pre-tax income to the Company's financial results for 1996 and for the first quarter thereof.

   Principal Products. The principal product produced through Beard's CO2 operations is dry ice which accounted for the following percentage of the Company's consolidated revenues from continuing operations and Segment revenues for each of the last three years:

                          Percent of
        Fiscal Year   Consolidated Revenues          Percent of
           Ended      from Continuing Operations  Segment Revenues
        -----------   --------------------------  ----------------
         12/31/96           73.2%                     89.7%
         12/31/95           69.3%                     87.3%
         12/31/94           68.7%                     89.9%

   Market Demand and Competition. Dry ice is marketed directly to meat packing plants, food processing plants and wholesale grocery companies. Health science centers are an emerging market for the product. It is used extensively by commercial airlines to keep their food and drinks cold prior to and during service to passengers. Additionally, Carbonics is focusing its efforts on developing sales of dry ice to retail customers through grocery and convenience store outlets. The principal retail use is for keeping foods and beverages cold in containers for hunters, fishermen, travelers, etc.

   The dry ice business is highly competitive in that portion of the continental United States outside of Carbonics' present market area, which may limit Carbonics' ability for further expansion.

   Availability of Raw Materials. Carbonics believes that it has adequate CO2 available to handle its present and foreseeable manufacturing requirements. In addition, by virtue of Beard's ownership of CO2 reserves in the McElmo Dome and Bravo Dome fields, it has the ability to trade a portion of such reserves for needed product at its various supply points.

   Trademarks. Carbonics is the sole manufacturer of Penguin BrandTM dry ice. Carbonics has developed a program to market its dry ice in individual plastic bags bearing the Penguin BrandTM trademark to the general public. By placing one of Penguin's dry ice dispensers--an insulated chest freezer requiring no electrical hookup--in a retail store next to a wet ice dispenser, the public is given the choice of either wet or dry ice.

   Carbonics' marketing efforts have been focused on sales through corporate chains of grocery stores such as Kroger, Randalls, Albertsons and King Soopers. As a result, Penguin BrandTM dry ice is currently being marketed through more than 1,800 grocery stores in Arizona, Arkansas, Colorado, Kansas, Missouri, Nevada, New Mexico, Oklahoma, Texas, Utah and Wyoming.

   In 1993 Carbonics decided to concentrate its marketing efforts on increasing sales of Penguin BrandTM dry ice, which has resulted in steady improvement in the ratio of Penguin ice sales to total dry ice sales, to consolidated revenues from continuing operations and to CO2 Segment revenues, as illustra-ted by the following table:

                                        Percent of
                        Percent    Consolidated Revenues  Percent of   Total
Fiscal Year   Penguin   of Dry        from Continuing     Segment      Dry Ice
Ended        Ice Sales   Sales          Operations        Revenues     Sales
-----------  ---------  -------    ---------------------  ----------   -------
12/31/96    $2,598,000   21.3%            15.6%            19.1%     $12,206,000
12/31/95    $2,038,000   19.6%            13.6%            17.1%     $10,407,000
12/31/94    $1,674,000   17.3%            11.9%            15.5%     $ 9,697,000

   Equipment and Process Technology Development; Patents. Carbonics has developed and continues to develop dry ice freezing equipment for the food processing industry. Such developments include tunnel freezers, cabinet freezers and dry ice handling equipment. The primary markets for this equipment are mid-sized food processing or meat packing facilities.

   In March of 1992, Carbonics filed a patent application with the U.S. Patent Office for the patent rights to a "Fluidized Bed Air Cooling System." This patent was issued in June, 1993. A patent was issued to Carbonics in March of 1993 for an "Apparatus for Cutting Blocks of Ice." Carbonics currently has a patent application pending for an "Enhanced Method of Producing Dry Ice Pellets."

   It is possible that some of the other equipment and process technology being developed by Carbonics may be patentable; if so, patent protection will be sought and pursued.

   ECO2 Solutions. Through its ECO2 Solutions Division, Carbonics is a licensed distributor of a dry ice pellet blaster which is a substitute for sand blast cleaning in the foundry and food processing industries. In 1996 Whitetail took over the CO2 blaster cleaning service operations previously conducted by Carbonics. (See "Environmental Services Activities---Whitetail Services, Inc.").

   ECO2 Solutions is also the sole licensee in Texas for the patented AQUA FREED process, which offers an environmentally safe, chemical-free alternative to water well stimulation and new well stimulation operations. The process utilizes liquid CO2 injected under pressure to fracture and energize the target formation and increase production capacity.

   Seasonality. To the extent dry ice is sold at the retail level for recreational purposes, the product is considered highly seasonal to the summer months and the month of October.

Carbon Dioxide (CO2) Properties

   McElmo Dome. During 1983, the McElmo Dome Field in Montezuma and Dolores Counties of Western Colorado was formed into a field-wide unit (the "Unit") covering a 240,000-acre area which is producing CO2 gas. Beard owns a 0.545610% working interest (0.471926% net revenue interest) and an overriding royalty interest equivalent to a 0.092190% net revenue interest in the Unit, giving it a total 0.564116% net revenue interest in the Unit.

   Deliveries of CO2 gas from the Unit are transported through a 502-mile pipeline (the Cortez pipeline) to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. Shell Western E&P, Inc. ("SWEPI") is the operator of the Unit. There are 41 producing wells in the Unit, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome and Bravo Dome (see below) are believed to be the two largest producing CO2 fields in the world. The gas from McElmo is estimated to be approximately 97% pure CO2.

   In 1996 Beard sold 1,695,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interest at an average price of $.17 per Mcf. In 1995, Beard sold 1,095,000 Mcf attributable to its working and overriding royalty interest at an average price of $.20 per Mcf. In 1994 the Company sold 701,000 Mcf attributable to its working and overriding royalty interest at an average price of $.19 per Mcf. Beard was underproduced by 604,000 Mcf on the sale of its share of McElmo Dome gas at year-end 1996.

   In July of 1996 SWEPI advised the working interest owners that current demand for McElmo Dome CO2 had increased from less than 600 million cubic feet per day in 1995 to over 700 million cubic feet per day, and is expected to increase to one billion cubic feet per day beginning in July of 1997. In order to meet such demand SWEPI commenced a $29.7 million development program in July of 1996 which is targeted for completion in July of 1997. Beard's share of the estimated development cost amounts to approximately $162,000, of which $69,000 was incurred in 1996.

   Bravo Dome. In addition to its reserves in the McElmo Dome Unit, Beard also owns a very small working interest in the 1,000,000-acre Bravo Dome CO2 Gas Unit which is situated in Union, Harding and Quay Counties of northeastern
New Mexico. Beard acquired a 0.05863% working interest in this unit in 1987. Beard takes its share of the unit CO2 production in kind and sells it to Carbonics. Beard is currently underproduced by 47,000 Mcf on the sale of its share of Bravo Dome gas. The CO2 gas purchased by Carbonics from Beard, which amounted to $9,000 in 1996, $9,000 in 1995, and $8,000 in 1994, is
used in the manufacturing of dry ice at its Bravo plant.

   Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome Unit which was formed in 1979. There are 265 producing wells in the Bravo Dome Unit, each being approximately 2,500 feet in depth. The gas is extremely pure, being approximately 98% CO2.

   Net CO2 Production. The following table sets forth Beard's net CO2 produc-tion for each of the last three fiscal years:

                                      Net CO2
                  Fiscal Year        Production
                     Ended             (Mcf)
                  -----------        ----------
                    12/31/96          1,723,000
                    12/31/95          1,123,000
                    12/31/94            726,000

   Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                    Average Sales      Average Lifting
     Fiscal Year    Price Per Mcf       Cost Per Mcf
       Ended           of CO2               of CO2
    ------------    -------------      ----------------
      12/31/96          $0.18             $0.06
      12/31/95          $0.20             $0.09
      12/31/94          $0.19             $0.14

   Productive Wells and Acreage. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 1996, Beard held a working interest in a total of 307 gross (1.25 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                              Number of Wells
                              ---------------
   State                      Gross       Net
   -----                      -----       ---
   Colorado................    41        0.224
   New Mexico..............   265        0.029
   Utah (a)................     1        1.000
                              ----       -----
                              307        1.253
                              ====       =====
________
(a) Includes the Tanner #1-27 shut-in CO2 well in Wayne County, Utah.

   Employees. As of December 31, 1996 the CO2 Segment employed 110 full time and eight part time employees. All such employees were employed by Carbonics.

   Financial Information. Financial information about the Company's CO2 operations is contained in the Company's Financial Statements. See Part II,
Item 8---Financial Statements and Supplementary Data.


           ENVIRONMENTAL/RESOURCE RECOVERY ACTIVITIES

   General. Following the 1993 Reorganization, the operations of several of Beard Oil's oilfield services subsidiaries were redirected to focus upon environmental services activities, and another subsidiary was formed to assist in the marketing effort for such activities. Following the sale of the Company's research and development company in 1994 another subsidiary has continued to pursue the commercial development of the patented coal technology developed by its R&D predecessor. In 1996 a company was acquired which utilizes trenchless technology for its environmental remediation projects. In January of 1997 another subsidiary became the exclusive U.S. licensee for the use of a chemical process for the remediation of creosote and PAH contamination.

      The Company and its management have considerable expertise in the environmental area stemming from previous experience as the founder, as officers and directors, and as the principal shareholder of USPCI, Inc. (NYSE) from 1968 until its takeover by Union Pacific Corporation in 1987-88.

   Environmental Services Activities

   Whitetail Services, Inc. In 1990 Beard Oil took over the operations of a small oilfield construction business operating in central Oklahoma. Beard Oil operated the business through a wholly-owned subsidiary named Whitetail Services, Inc. ("Whitetail") which started to expand the business. With the deterioration in oil and gas drilling activities in early 1991, Whitetail's services were broadened to include environmental cleanup of non-hazardous material.

   In 1993 Beard Oil made the decision to discontinue Whitetail's oilfield construction activities and Whitetail's outstanding construction contracts were concluded. The employees involved with such contracts were terminated. Beard Oil transferred the corporate shell of Whitetail and part of its equipment to Beard. Whitetail retained 12 employees who were involved in its environmental cleanup activities.

   Whitetail handles a wide range of environmental services, including soil and groundwater treatment system installations, site remediation, bioremediation, waste stabilization and solidification, underground storage tank ("UST") removal, heavy equipment operations and emergency spill response. Recently Whitetail has diversified its capabilities to include the replacement of old water lines with new lines in order to upgrade municipal water distribution systems.

   In early 1993 Beard changed the name of a wholly-owned, inactive subsidiary to SQG Services, Inc. ("SQG"), which commenced operations on April 1. In 1995 SQG was merged into Whitetail and became the SQG Services Division of Whitetail ("SQG Services"). SQG Services provides consulting services to generators of small quantities of hazardous and non-hazardous industrial waste and handles the removal and disposal of same. SQG Services also provides services for removal and disposal of waste products, and handles all related documentation, ensuring compliance with government regulations and reducing future liability. One of SQG Services' unique features is its characterization services which sample and identify the customer's waste, ensuring that it is properly analyzed and safely handled from that point forward.

   All of SQG Services' personnel must undergo rigorous training, including OSHA required 40 Hour Hazardous Waste Operations and Emergency Response training ("HAZWOPER"), CPR/First Aid, Confined Space and other specialized training certifications that apply to their work.

   In 1995 Whitetail also took over most of the wastewater storage tank rental operations of another Beard's environmental service companies, Incorporated Tank Systems. As a result, Whitetail has 36 wastewater storage tanks available for rental. As of March 24, 1997, two tanks were rented.

   In addition, Whitetail has taken over the CO2 blaster cleaning service operations previously conducted by Carbonic Reserves. Dry ice pellet blasting is a substitute for sand blast cleaning in the foundry and food processing industries. In this environmentally safe cleaning system, extremely dense dry ice pellets shatter, blasting away contaminants from most all surfaces, and instantaneously returning to gas upon impact with a surface. The system eliminates the use of chemical solvents, and is non-hazardous and non-toxic.

   In late 1996 Whitetail shifted its marketing focus, placing increased emphasis on the development of private sector accounts while continuing to service current governmental, public sector clients. While it has handled jobs in several other states, Whitetail has operated primarily to date in Oklahoma, Texas, Kansas, Arkansas, and Missouri. As a result of the HDT acquisition (see below), Beard's ownership in Whitetail was reduced to 80%.

   Since the takeover of Whitetail's operations by Beard the number of Whitetail's employees has increased from 12 to 32 (29 full time and three part time) as of December 31, 1996.

   Horizontal Drilling Technologies, Inc. In May of 1996 the Company acquired 80% of the common stock of Horizontal Drilling Technologies, Inc. ("HDT"). The seller received 20% of the common stock of Whitetail as part of the considera-tion for the purchase of HDT. HDT specializes in directional horizontal drilling and in the installation of horizontal wells for soil and ground-water remediation. HDT has completed a broad range of projects for utili-ies, municipalities, pipeline companies, environmental service companies and others in 12 states. Because of the tremendous growth currently being enjoyed by the telecommunications industry, HDT is concentrating much of its present marketing efforts on cable and fiber optic installations.

   Currently HDT and Whitetail, in a joint marketing effort, are diversifying into several phases of utility construction utilizing directional drilling capabilities and other trenchless technologies.

   BSK, Inc. In 1994 Beard organized BSK, Inc. ("BSK") which is 90%-owned by Beard and 10%-owned by BSK management. BSK was formed to provide marketing assistance for the other subsidiaries in the E/RR Segment.

Subsequent Event

   ISITOP, Inc. In January of 1997 Beard changed the name of a wholly-owned, inactive subsidiary to ISITOP, Inc. ("ISITOP"). ISITOP has obtained an exclusive license for the United States from a company which has developed a chemical (54GOTM 101) and has tested a process which utilizes such chemical for the remediation of creosote and PAH contamination. A process and composition patent has been applied for and issuance of the patent is expected in the near future. ISITOP is 80%-owned by Beard and 20%-owned by two members of ISITOP's management team, who are also the principals of the company from which the license was obtained. Pursuant to employment agreements and other related agreements these two parties also have options to acquire an additional 30% of ISITOP following payout of all sums owed by ISITOP to Beard.

   Creosote is a very complex mixture of hydrocarbons and hydrocarbon derivatives. It revolutionized the use of wood and wood products in wet environments by preventing rapid decomposition. Creosote compounds are still in use today, primarily to treat telephone poles, railroad ties, bridge timbers and similar construction materials and to a lesser extent as medicinal agents.

   Creosote mixtures contain many compounds that are known to cause several forms of cancer in animals and have been linked to several types of cancer (skin, etc.) in humans. The specific chemical family of cancer producing agents found in creosote are a group of molecules that are made up of several connected ring structures known as polycyclic aromatic hydrocarbons ("PAH's"). These com-pounds are in families of chemicals known by names like "anthracene", "fluorene" and "benzo-pyrenes". These mixtures make up the preparations known as "creosote" and are related by their poly ring structure. Because of this biological structure, many are either known carcinogens or cancer suspect agents.

   Even though the use of creosote was "restricted" in the mid-1960's, it and many of its sister mixtures are still in wide use both in the U.S. and through-out the world. The U.S. alone has over 700 wood preserving plants which are estimated to use or produce more than 495,000 tons of creosote and creosote byproducts per year.

   The very nature of creosote, as a preservation agent, works against the environmental remediation of creosote materials that are or were spilled or otherwise made their way into the soil at manufacturing and storage sites. Past
attempts to clean up such sites have been only about 90% effective.   However,
a recent test utilizing the 54GOTM 101 chemical product in a bench test on an age-hardened (more than 25 years old) sample of creosote indicated that the creosote and PAH's had been remediated to near background levels, or a reduction of nearly 100%.

   In the three-step licensed process used by ISITOP, the contaminated soils are placed into on-site containers for processing using a proprietary chemical wash (54GOTM 101---solvent specific) followed by bioremediation and perhaps some air drying. The process can take place at the contaminated area, eliminating the high costs and exposure of disposal and trucking.

   Currently ISITOP is conducting the first test of the chemical process in the field. The site selected is the storage yard of an old narrow gauge railroad near Durango, Colorado, where railroad ties have been stored for many years. Preliminary indications are that the test is proceeding in accordance with expectations, but it is too early to draw any final conclusions. Negotiations are currently underway to determine the location for a larger, second test which will be conducted upon completion of the test now in progress.

Resource Recovery Activities

   History/Formation of Beard Technologies, Inc. In early 1990, the Company acquired more than 80% of Energy International Corporation ("EI"), a research
and development firm specializing in coal-related technologies.   During the
four years that Beard owned EI, EI developed a new technology known as Mulled Coal Technology (the "M/C Technology").

   In May 1994 Beard sold EI to a subsidiary of The Williams Companies, Inc. for $2,199,000, retaining certain assets and the patent rights to the M/C Technology which Beard contributed to a wholly-owned subsidiary which was renamed Beard Technologies, Inc. ("BTI"). BTI has continued to pursue the commercial development of the M/C Technology. BTI has one full time employee.

   The M/C Technology. Underground coal mines have always produced a certain amount of fine coal which is difficult to clean and to market due to handling problems. Existing washing processes used to deal with this problem are all wet processes, and the end product must be dewatered to make it acceptable in the market place, which is difficult and usually expensive. The Mulled Coal process is an innovative and inexpensive solution to fine coal handling problems. It is a process which involves the addition of a low cost specifically formulated reagent to wet fine coal in a simple mixing step to produce a material ("Mulled Coal") that handles, stores and transports like dry coal. But, unlike thermally dried fine coal, Mulled Coal is not dusty, will not rewet, will not freeze, and causes no environmental or safety hazards related to fugitive coal dust.

    Patent Protection. The U.S. patent for the M/C Technology was issued in 1993. Since then patents have been issued for Australia, Europe (enforceable in Germany, Great Britain, Italy and Spain), Poland and South Africa. Patent applications are pending in a number of other nations.

   Department of Energy Contract. Prior to 1994 the M/C Technology had only been successfully demonstrated in the laboratory. In March 1994 the United States Department of Energy (the "DOE") awarded a contract to
EI under which the DOE agreed to fund a majority of the cost of demon-strating the feasibility of the M/C Technology at a near commercial scale. Since the M/C Technology was transferred to BTI within a month of the contract award, BTI, EI and the DOE entered into agreements whereby
EI remained as the prime contractor with BTI providing technical and on-site management for the project.

   The project was located at a large coal preparation plant near Birmingham, Alabama, which is owned and operated by a major coal producer. At the comple-tion of the production phase of the project, the Mulled Coal was shipped to an Alabama power company. The 23-month program was completed in February of 1996 and the final project reports were delivered to the DOE in March of 1996.

   BTI is very encouraged by the results of the demonstration project. The design of process equipment and controls worked very well. Excellent quality Mulled Coal was produced on a continuous basis, in a commercial environment and at a production rate which was 50 times higher than production rates for previous pilot plant tests. Actual operating costs at the near commercial scale were far lower than costs which had been projected from laboratory and pilot plant tests. And, most importantly, the Mulled Coal caused no problems with storage, handling and shipping.

   Commercial Development Activities. As a result of the demonstration project, BTI considers the M/C Technology to be fully ready for commercialization. Efforts have been made to make producers in the U.S. and other coal producing nations aware of the technology and its advantages. BTI has called and will continue to call on selected coal producers, preparation plant builders and coal preparation engineering firms to acquaint them with the technology and to ex-plore licensing arrangements related to the M/C Technology. It also plans to call on utilities that burn large quantities of coal.

   Millions of tons of fine wet coal have been discarded to large coal slurry impoundments throughout the eastern coal producing states, representing an enormous potential source of low cost fuel. BTI will pursue entering into selected slurry impoundment recovery projects as a venture partner with an experienced coal producer, preparation plant operator or allied service company.

   Negotiations are currently in progress with a large coal producing company headquartered in the midwest which owns several potential slurry pond recovery sites. The initial site selected for evaluation by BTI contains two ponds which collectively are estimated to contain 3.1 million tons of raw coal. If negotiations are successfully concluded and financing is secured, it is anticipated that construction of a recovery facility will commence prior to year end.

   Facilities. Whitetail, its SQG Services Division and HDT utilize an office and related facilities owned by Whitetail in Oklahoma City. HDT also rents a small office in Wichita. BTI leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh ("UPARC"). The UPARC facilities give BTI access to a wide range of coal and mineral testing capabilities. BSK occupies a portion of Beard's leased space at its Oklahoma City office. ISITOP is furnished office space in Farmington, New Mexico as part of its arrangement with the company from which it obtained its license.

   Principal Products and Services. The principal services rendered by Beard's E/RR Segment are: (1) Soil and groundwater treatment sysem installations; site remediation; UST removal; construction; drilling and emergency response services; and consulting and safety training services for the handling of hazardous and non-hazardous materials and the removal and disposal of same. Such services are furnished through Whitetail and its SQG Services Division.
(2) Through HDT the segment offers directional horizontal drilling services which have numerous environmental applications and also provides a broad range of services for utilities, municipalities, pipeline companies, environ-mental service companies and telecommunication companies. (3) Through ISITOP the segment believes it can demonstrate the capability to clean up manufac-turing and storage sites which have been contaminated by creosote materials.
(4) Through BTI the segment offers proprietary consulting technology and has the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites.

   The E/RR Segment accounted for the following percentages of the Company's consolidated revenues for each of the last three years.

                                  Percent of
              Fiscal Year    Consolidated Revenues
                Ended        from Continuing Operations
              -----------    --------------------------
               12/31/96             18.0%
               12/31/95             20.2%
               12/31/94             22.7%

   Market demand and competition. The environmental services industry is highly competitive, and in such activities the E/RR Segment must compete against major services companies, as well as a number of small independent concerns. Competition is largely on the basis of customer service. Beard's approach has been to seek out niches of opportunity where it perceives that customers are not being adequately served, and then to provide services using well-trained personnel at reasonable rates. The regulatory environment is rapidly changing, at times creating new markets which the larger companies in the industry do not recognize or have no desire to pursue, and thus creating opportunities for smaller, aggressive entities such as Beard.

   The environmental services entities provided their services to 179 customers in 1996. Environmental services activities performed under subcontracts for 32 customers who were working for the State of Oklahoma Indemnity Fund (the "Fund"), primarily for UST removal, accounted for 72% of the E/RR Segment's 1996 revenues. However, the Company does not feel that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries as a whole. The Fund normally pays for such work in 90 to 120 days, and the primary contractors normally pay the subcontractors in 120 to 150 days for such billings, resulting in extended payment terms for this type of activity.

   The resource recovery business is also highly competitive and the E/RR Seg-ment is competing against much larger and better financed companies. Beard's approach has been to develop lower cost technology that will create a market opportunity.

   Availability of raw materials. Materials used in the E/RR Segment, as well as products purchased for resale, are available from a number of competitive manufacturers.

   Seasonality. The environmental services and resource recovery businesses are both seasonal, as there is a tendency for field operations to be reduced in bad weather. Seasonality normally affects the first quarter of the year, and this tendency is compounded by the public sector's propensity to delay the startup of environmental services contracts during such period.

   Employees. As of December 31, 1996 the E/RR Segment employed 42 full time and three part time employees.

   Financial information. Financial information about the E/RR Segment is set forth in the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.


                        OTHER ACTIVITIES

   Iodine. Beard is involved in the extraction, production and sale of crude iodine through its 40% ownership of North American Brine Resources ("NABR"), a joint venture with two Japanese partners. Beard is the managing partner. In Kingfisher County, Oklahoma, the Company collects waste brine from wells opera-ted by third parties (the "Berkenbile Plant"). The Company receives a payment for furnishing the brine to NABR for iodine extraction at the Berkenbile Plant and for the subsequent disposal of the brine.

   In Woodward County, Oklahoma, NABR operates a second iodine extraction plant (the "Woodward Plant") which has roughly six times the production capacity of the Berkenbile Plant. Brine is produced from wells owned by NABR and iodine is extracted using the blowing-out process. The waste brine is then reinjected into NABR-owned wells. The Woodward Plant is located in the Woodward Trench, a narrow geologic formation found 6,000 to 10,000 feet below the surface, which contains the world's highest concentration of iodine-bearing brine water.

   Iodine is used in animal feed supplements, catalysts, inks and colorants, pharmaceuticals, photographic equipment, sanitary and industrial disinfectants, stabilizers and radiopaque media.

   From 1990 to 1994 the worldwide price received for iodine decreased more than 50% from its peak of approximately $18 per kilogram as a result of increased production capacity in the United States and Chile. The price bottomed out in mid-1994 at $7 per kilogram and is currently expected to be in the $17 to $18 per kilogram range for the coming months.

   Because of the severely depressed industry pricing conditions, NABR determined to shut down the operations of the Woodward Plant for an indefinite period of time until the oversupply situation was rectified. Accordingly, the Woodward Plant shut down in June of 1993. By the third quarter of 1996 the oversupply situation appeared to have corrected itself and the decision was made to reactivate the Woodward Plant, which came back on stream in October of 1996. In January of 1997 NABR shipped the first 8,000 kilograms produced at the plant since its reactivation. The total cost of reactivating the plant, including the cost of drilling a new production well plus the additional working capital required, was approximately $1.1 million. Such funds were loaned to NABR by our Japanese partners. No capital distributions will be made from the joint venture until the loan by the Japanese partners has been fully repaid with interest.

   Other Assets. Beard also has a number of other assets and investments which it intends to liquidate as opportunities materialize. Such assets consist primarily of drilling rigs and equipment, land and improvements, real estate limited partnerships in which the Company is a limited partner and miscellaneous other investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities.

   Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2000, at a current annual rental of $53,807. In addition, Beard's subsidiaries lease space at a number of locations as required to serve their respective needs.

   Employees. As of December 31, 1996, Beard employed 161 full time and 11 part time employees in all of its operations, including nine full time employees on the corporate staff.

(d) Financial information about foreign and domestic operations and export sales.

   See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2.  Properties.

  See Item 1(c) for a description of properties.

Item 3.   Legal Proceedings.

   Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies.

Item 4.   Submission of Matters to a Vote of Security Holders.

   No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicita-tion of proxies or otherwise.

                              PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

(a)   Market information.

   The Company's common stock trades on the American Stock Exchange ("ASE") under the ticker symbol BOC. The following table sets forth the high and low sales price for the Company's common stock, as reflected in the ASE monthly detail reports, for each full quarterly period within the two most recent fiscal years.

                   1996                 High            Low
                   ----                 ----            ---
               Fourth quarter          $2-7/8         $2-1/2
               Third quarter            3-1/4          2-3/4
               Second quarter           3-1/4          2-1/4
               First quarter            2-3/8          2-1/8


                  1995                 High            Low
                  ----                 ----            ---
               Fourth quarter         $2-1/2          $2
               Third quarter           2-3/4           2-1/4
               Second quarter          2-1/2           2-1/8
               First quarter           2-3/16          1-5/8

(b)   Holders.

As of February 28, 1997 the Company had 555 record holders of common stock.

(c)   Dividends.

   To date, the Company has not paid any cash dividends. The payment of cash dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. The Company intends to employ its earnings, if any, in its CO2 and E/RR activities and does not expect to pay cash dividends for the foreseeable future. The redemption provisions of the Beard preferred stock limit the Company's ability to pay cash dividends. (See "Business-General development of business").

Item 6.  Selected Financial Data.

   The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 25 of this report.

                             1996      1995      1994      1993     1992
                             ----      ----      ----      ----     ----
                                 (in thousands, except per share data)

Statement of operations data:
 Operating revenues from
    continuing operations  $ 16,683  $ 15,012  $ 14,123  $ 13,281 $ 10,849
Interest income                  18        25        20        21      110
Interest expense               (259)     (166)     (116)      (92)    (210)
 Earnings (loss) from
    continuing operations      (140)     (478)      508      (893)  (6,622)
 Earnings (loss) from
    discontinued operations    (175)       75       214   (11,183) (25,871)
Gain on debt restructuring        -         -         -    46,928        -
Net earnings (loss)            (315)     (403)      717    34,852  (32,493)
 Net earnings (loss) from continuing
    operations per share:
       (primary EPS)           (0.05)    (0.20)     0.17    (0.42)   (3.33)
       (fully diluted EPS)     (0.05)    (0.20)     0.14    (0.41)   (3.33)

 Net earnings (loss) per share:
       (primary EPS)           (0.11)    (0.17)     0.25    16.51   (16.34)
       (fully diluted EPS)     (0.11)    (0.17)     0.21    15.86   (16.34)

Balance sheet data:
Working capital             $  1,745   $  1,989   $  2,427  $ 1,765  $  1,830
Total assets                  16,473     14,615     13,856   14,966    15,441
 Long-term debt (excluding
    current maturities)        2,911      1,454        982    1,137       947
 Redeemable preferred stock    1,200      1,200      1,200    1,200         -
 Total common shareholders'
      equity (deficit)      $  8,656   $  8,788   $  9,066  $ 8,407  $(27,743)




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion addresses the significant factors affecting the results of operations, financial condition, liquidity and capital resources of the Company. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes and the Company's selected financial information.

Overview

   General. The Company operates within two major industry segments: (1) the carbon dioxide segment (the "CO2 Segment"), comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; and (2) the environmental/resource recovery segment (the "E/RR Segment"), consisting of environmental services and resource recovery activities. The Company also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine and (ii) various assets and investments which the Company has been liquidating as opportunities have materialized.

   The Company's continuing operations reflect a loss of $140,000 in 1996, a loss of $478,000 in 1995 and earnings of $503,000 in 1994. The Company made the decision to discontinue its real estate construction and development activities in January of 1997 in order to focus its attention on the CO2 and E/RR Segments which are considered to have greater potential for growth and profitability. The results from continuing operations exclude a loss of $175,000 in 1996 and profits of $75,000 and $214,000, respectively in 1995 and 1994 from such discontinued operations.

   1996 results of operations reflected continuing improvement in the operating margins of the CO2 Segment, which is the Company's largest segment. This improvement was largely offset by disappointing results in the E/RR Segment where a significant decline in revenues in the first half of the year resulted in a sharp decline in operating margins for 1996 compared to 1995. The acquisition of Horizontal Drilling Technologies, Inc. ("HDT") in May of 1996 partially ameliorated the revenue decline but was of little assistance in making up the decline in margins. 1996 benefited from the settlement of a take-or-pay contract (the "1996 Settlement") by the Company's dry ice subsidiary, Carbonic Reserves ("Carbonics"), which resulted in the addition of $939,000 of pre-tax income.

   1995 results of operations reflected significant improvement in the operating margins of the CO2 Segment. This improvement was partially offset by dis-appointing results in the E/RR Segment where an increase in overhead costs due to business expansion contributed to a higher operating loss in 1995 than in the previous year. 1995 benefited from a $423,000 gain on the sales of various assets, principally drilling rigs and related equipment, and from the sale of a branch operation by the dry ice company.

   1994 results benefited from the sale of Energy International Corporation ("EI"), which resulted in a gain of $1.94 million. This gain was partially offset by $441,000 of impairment provisions on certain long-term investments. The Company's continuing operations generated an operating loss of $916,000, despite significant operating improvement in the CO2 Segment. These gains were offset in part by administrative overhead formerly shared with oil and gas operations discontinued in 1993.

Liquidity and capital resources

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used by) operations during 1996, 1995 and 1994 were $924,000, $(414,000) and $(185,000), respectively, while capital additions were $3,131,000, $1,626,000, and $1,650,000, respectively, as indicated in the table on the following page:

                                   1996              1995         1994
                                   ----              ----         ----
Carbon dioxide                  $1,978,000        $1,265,000   $1,252,000
Environmental/resource recovery  1,138,000           339,000      352,000
Other                               15,000            22,000       46,000
                                ----------        ----------   ----------
Total                           $3,131,000        $1,626,000   $1,650,000
                                ==========        ==========   ==========

Seller-provided financing and other debt obligations provided $889,000, $487,000 and $435,000 of the funds for such capital investments in 1996, 1995, and 1994, respectively.

   Capital investments over the three year period totaled $6,475,000 of which $4,495,000 was invested in the CO2 Segment where it was utilized in the dry ice operations of Carbonics. Investments made in this segment replaced equipment acquired during the expansion of activities in the early 1990's. This equipment was partially depreciated at the time of acquisition and had reached a fully-depreciated status. Additional investments were made to upgrade Carbonics' production capacity and quality specifications, and increase production efficiencies and revenue capabilities in order to facilitate its strategy of increasing its market share.

   The Company's 1997 capital expenditure budget has preliminarily been set at $5,568,000. Presently anticipated capital expenditures include (i) $885,000 for dry ice operations, (ii) $4,663,000 for the E/RR Segment, and (iii) $20,000 of additional investment for other activities. $4,195,000 of the estimated total is speculative since it is targeted for expenditure on a mulled coal recovery plant on which negotiations are currently in progress.

   Liquidity. To date the Company has been able to satisfy its liquidity needs through its working capital, borrowing arrangements and cash flows. Future cash flows and availability of credit are subject to a number of variables, including the price and demand for dry ice, a continuing source of economical CO2 and continuing private and governmental demand for environmental services. Despite these uncertainties, the Company anticipates that its cash flows and continued availability of credit on a basis similar to that experienced to date will be sufficient to meet its planned operating costs and capital spending requirements.

   Working capital for 1996 decreased from 1995. All categories of current assets, except inventories, increased over the prior year with a total net increase of $136,000. The increase in current assets was offset by a larger increase in accrued expenses and other liabilities which was attributable to the Company's increased level of business.

   Liquidity should improve in 1997 as a result of the reduction in debt as sales occur from the Company's real estate construction and development segment's assets (the "Assets"). As of March 13, 1997, all of the Assets except three speculative homes have been sold for a total of $955,000. $647,000 of the funds from such sales have been used to reduce debt.

   Selected liquidity highlights for the Company for the past three years are summarized below:

                                1996            1995              1994
                                ----            ----              ----

Cash and cash equivalents   $   375,000    $    220,000     $    566,000
Accounts receivable, net      2,405,000       2,259,000        2,041,000
Inventories                   2,003,000       2,282,000        1,964,000
Trade accounts payable        1,395,000       1,354,000        1,502,000
Short-term debt                 639,000         957,000           79,000
Current maturities of
 long-term debt                 910,000         520,000          539,000
Long-term debt                2,911,000       1,454,000          982,000
Working capital               1,745,000       1,989,000        2,427,000
Current ratio                 1.49 to 1       1.63 to 1        1.93 to 1
Net cash provided by
  operations before changes
  in current assets and
  liabilities                   688,000         315,000          291,000
Net cash provided by
  (used in) operations          924,000        (414,000)        (185,000)

   In total, the Company's operations provided cash of $924,000 in 1996. Currently the Company's cash flows from operations are heavily dependent on its CO2 Segment. Improved operating results in this segment have significantly increased the Company's operating cash flow. The dry ice operations of the CO2 Segment provided $1,986,000 of cash flow in 1996. This cash flow was offset by
(i) higher levels of selling, general and administrative expenses in the E/RR Segment as the segment expanded into new lines of business and (ii) higher levels of general and administrative at the corporate level as the Company pursued additional business opportunities. The E/RR Segment and other corporate activities generated net operating cash outflows of $37,000 and $1,025,000, respectively. (See "Results of operations---Other activities" below).

   The 1996 Settlement significantly enhanced the Company's overall liquidity through the infusion of $539,000 cash into Carbonics. The infusion of this cash plus $400,000 of equipment resulted in the addition of $939,000 of pre-tax income. Cash received from the 1996 Settlement enabled Carbonics to cover more than 25% of Carbonics' capital expenditures for 1996.

   The Company's investing activities used cash of $1,203,000 in 1996. Capital expenditures and investments in various activities more than offset proceeds from the sale of assets.

   The Company's financing activities generated a positive cash flow of $434,000 in 1996. This resulted mainly from increased borrowings to fund capital expenditures, to develop real estate inventory, and to fund working capital for general corporate purposes.

   During the fourth quarter of 1996 the Company (i) increased the long-term line of credit which funds Carbonics' working capital requirements from $750,000 to $1,250,000 in order satisfy its continuing growth requirements, and (ii) added a new $500,000 line of credit at the parent Company level to provide the capital needed for the development drilling currently underway at McElmo Dome and to fund working capital for general corporate purposes. In addition, credit lines obtained by the Company from three trusts were extended to become long-term, and the limits thereof were increased.

   Effect of Reorganization on Liquidity. Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See "The 1993 Reorganization---Mandatory Redemptions of Beard Preferred Stock."

Results of operations

   General. The period of 1994-1996 was a time of transition for the Company. Following the Reorganization in 1993, the Company shifted its focus to the management of its non-oil and gas investments. During this period the Company divested itself of its alternative fuels research and development activities and in January 1997 decided to discontinue its real estate construction and development activities. As a result, the corporate staff has devoted more attention to the CO2 Segment and the E/RR Segment, which are considered to have the greatest potential for growth and profitability, while liquidating assets no longer in line with the Company's strategic objectives. Operating profit (loss) for the Company's remaining principal segments for the three years was as set forth below:

                                      1996       1995       1994
                                      ----       ----       ----
Operating profit (loss):
Carbon dioxide                      $887,000   $502,000   $300,000
Environmental/resource recovery     (757,000)  (325,000)  (254,000)
                                    --------   --------   --------
         Subtotal                    130,000    177,000     46,000
Other - principally corporate     (1,032,000)  (992,000)  (961,000)
                                  ----------   --------   --------
         Total                     $(902,000) $(815,000) $(915,000)
                                  ==========  =========  =========

   Following is a discussion of results of operations for the three year period ended December 31, 1996.

   Carbon dioxide. The primary component of revenues for this segment is the sale of dry ice by Carbonics. A period of business acquisition and expansion in 1990 and 1991 led to a dramatic growth in market share in the following years, which management believes made this segment the third largest producer of dry ice in the United States. Subsequent to this expansion Carbonics divested certain operations and focused its efforts on increasing its market share within a more manageable geographic area. A core part of its strategy has been the move from standard industry commodity-type sales into application niche marketing. The resulting increase in market share is reflected in Carbonics' revenues in the table below:

                              1996          1995          1994
                              ----          ----          ----
Dry ice sales             $12,209,000   $10,407,000     $9,697,000
Other sales and income      1,098,000     1,299,000        957,000
                          -----------   -----------     ----------
Total sales               $13,307,000   $11,706,000    $10,654,000
                          ===========   ===========    ===========

   The success of Carbonics' niche marketing is reflected in the results of its retail marketing division. The retail division, which markets Penguin BrandTM dry ice, generates higher operating margins than Carbonics' overall margin and has experienced rapid growth, with revenues increasing (i) 86% to $1.7 million in 1994, (ii) 18% to $2.0 million in 1995 and (iii) 27% to $2.6 million in 1996.

   A big contributor to increased sales in 1995 was revenue generated from a take-or-pay contract. The large increase in 1995 was attributable to the resolution in 1994 of a take-or-pay contract that had been in dispute during 1992 and 1993. In February 1996, Carbonics and the other party to the agreement reached a settlement of the take-or-pay contract. Carbonics received cash and assets totaling approximately $939,000 which the Company recorded as a gain and is reflected in the 1996 Statement of Operations as other income.
The settlement terminated the take-or-pay contract.

   Results of operations for the CO2 Segment reflected an operating profit of $887,000 for 1996, $502,000 for 1995 and $300,000 for 1994. In addition to the increased revenues, cost-cutting measures implemented since 1994 contributed to the improved operating margins. Carbonics' operating margin has improved from 3.2% in 1994 to 3.4% in 1995 and 5.3% in 1996.

   The other component of revenues from this segment is the sale of CO2 gas from the Company's working interests in two producing CO2 gas units in Colorado and New Mexico. CO2 sales in 1996 increased 43% from 1995, which was caused by production gains offset by a slight decrease in CO2 prices. CO2 sales in 1995 increased 58% over 1994's level, reflecting a slight increase in price and an increase in production due to a change in allocation of sales from one of the units to make up the Company's underproduced status. Operating margins for these activities have improved, going from a loss of $46,000 in 1994 to earnings of $108,000 in 1995 and earnings of $184,000 in 1996.

   Environmental/resource recovery.  Following the 1993 Reorganization the
Company redirected the activities of its oilfield services subsidiaries to focus upon environmental services activities. Another subsidiary was activated in 1994 to assist in the marketing effort for such activities. An additional subsidiary focuses on the commercial development of the Company's proprietary coal technology. HDT, which utilizes trenchless technology for environmental remediation purposes, was acquired in 1996. Another subsidiary has been added in 1997 which utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote.

   Collectively, this group of companies provides a wide range of environmental services and resource recovery activities. Revenues for this segment have decreased, falling from $3,212,000 in 1994 to $3,026,000 in 1995 and $3,009,000 in 1996. The 1995 decline resulted from the sale in May of 1994 of certain technologies in this segment. The 1996 decline was caused primarily by a severe decline in revenues during the first half of the year resulting from the suspension of several jobs by a state agency. The first half decline was largely offset by revenues generated by HDT during the last half of the year.

   The proprietary Mulled Coal technology retained by Beard Technologies, Inc.
("BTI") at the time of the EI sale generated $139,000 in revenue and $13,000 of the segment's operating loss during 1995. Following the completion of the DOE contract in the first quarter of 1996 BTI spent the remainder of the year determining the best way to market its new technology. As a result, BTI generated operating losses for the remainder of the year which adversely affected the E/RR Segment's operating results.

   Other activities. Other activities include general and corporate operations, as well as assets unrelated to the Company's principal lines of business or held for investment. These activities generated an operating loss of $1,032,000 in 1996, as compared to losses of $992,000 in 1995 and $961,000 in 1994. A decrease in revenues generated by the corporate group and an increase in legal expenses associated with negotiating a settlement with preferred stockholders were the main factors contributing to the increased loss in 1995. A higher level of general and administrative expenses also impacted the bottom line in 1996 as the Company continued to pursue additional business opportunities.

   Depreciation, depletion and amortization. The Company's depreciation, depletion and amortization expenses increased 13.7% in 1996 over 1995's expense and 4.9% in 1995 over 1994's expense. These increases were a consequence of the higher depreciable base which resulted from the expansions and capital expenditures made within the CO2 and E/RR Segments. The acquisition of HDT in May of 1996 also contributed to the increased DD&A in 1996.

   Other expenses, including impairment. The 1996 Settlement resulted in $939,000 of other income to the Company. In 1996 and 1995, the Company recognized other expenses of $78,000 and $152,000, respectively, consisting of impairment of the carrying value of certain assets held for investment, as well as expenses incurred in evaluating investments that did not materialize. In
1995, these expenses were offset by the recognition of $220,000 of income received from an escrow related to a previous reorganization. In 1994, the Company recorded a $426,000 impairment provision of the carrying value of certain long-term investments outside of the Company's three Segments. The provision primarily resulted from the expectation at that time of continued low iodine prices.

   Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased to $4.1 million in 1996 from $3.6 million in 1995 and $3.5 million in 1994.  SG&A expense incurred by the CO2
Segment during 1996, which represents 54% of SG&A costs, increased by $354,000 over 1995's expense and increased by $123,000 in 1995 over 1994's costs.
However, as a percentage of the CO2 Segment's revenues, these expenses fell from 16.1% in 1994 to 15.6% in 1995 and increased to 16.2% in 1996. Within the remaining segments, reductions in SG&A resulting from the sale of EI in 1994 were offset by expansions in the E/RR Segment and the heavier corporate and other overhead burden after the 1993 Reorganization.

   Interest expense. Net interest expense has increased steadily from $93,000 in 1994 to $138,000 in 1995 and to $241,000 in 1996. Such increases reflect the higher level of debt incurred by the CO2 and E/RR Segments as they have added additional equipment.

   Gain on sale of assets.  In 1996, the gain on the sale of assets reflected proceeds from the sale of certain assets which are in the process of being liquidated, principally drilling rigs and related equipment.  These activities generated gains of $171,000 in 1996, $423,000 in 1995 and $63,000 in 1994.  1995
also benefited from a $188,000 gain from the sale of a branch operation by
Carbonics, while 1994 recorded a gain of $1.94 million from the sale of technologies from the E/RR Segment.

   Income taxes. The Company has approximately $73.1 million of net operating loss carryforwards, investment tax credits, and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards and investment tax credit carryforwards before they begin to expire in 2001 and 1997, respectively. At
December 31, 1996 and 1995, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. The Company paid $5,000 in alternative minimum tax as the result of operations for 1994. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

   Discontinued operations. As previously noted, the Company discontinued its real estate construction and development activities in January of 1997 in order to focus its attention on other segments which are considered to have greater potential for growth and profitability. During 1996 the Company sold three homes in The Oaks development adjacent to the Oak Tree Golf Club in Edmond, Oklahoma, compared to six and eleven homes sold in 1995 and 1994, respectively.
As of March 13, 1997, the Company had sold all of the real estate construction and development assets (the "Assets") with the exception of three speculative homes. One of these is under contract for closing on March 21, 1997, and another is under contract for closing on May 30, 1997, leaving one home remaining to be sold.

   The Company estimated and accrued $180,000 at December 31, 1996, representing the difference in the estimated amounts to be received from disposing of the Assets and the Assets' recorded value at December 31, 1996. Operating results of the discontinued operations through the date of sale of all remaining assets are not expected to be significant.

   Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange
Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations discussed herein.

Impact of Recently Issued Accounting Standards

   In June 1996, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS
No. 125 is effective for certain transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It is effective for other transfers of financial assets occurring after December 31, 1997. It is to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Lia-bilities." SOP 96-1 was adopted by the Company on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have a material impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data



               The Beard Company and Subsidiaries
                 Index to Financial Statements
           Forming a Part of Form 10-K Annual Report
           to the Securities and Exchange Commission

                                                             Page Number

Independent Auditors' Report

Financial Statements:

 Balance Sheets, December 31, 1996 and 1995

 Statements of Operations, Years ended December 31, 1996, 1995 and 1994

 Statements of Shareholders' Equity, Years ended December 31, 1996,
    1995 and 1994

 Statements of Cash Flows, Years ended December 31, 1996, 1995 and 1994

 Notes to Financial Statements, December 31, 1996, 1995 and 1994


Financial statement schedules are omitted as inapplicable or not required, or the required information is shown in the financial statements or in the notes thereto.



                  INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
The Beard Company:


We have audited the financial statements of The Beard Company and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996 in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP
                                        KPMG Peat Marwick LLP



Oklahoma City, Oklahoma
March 19, 1997

                      THE BEARD COMPANY AND SUBSIDIARIES
                                Balance Sheets
                                                December 31,              December 31,
                  Assets                            1996                       1995
                                              ---------------------  --------------------
Current assets:
 Cash and cash equivalents                    $         375,000      $       220,000
 Accounts receivable, less allowance
   for doubtful receivables of $71,000
   in 1996 and $43,000 in 1995                        2,405,000            2,259,000
 Inventories                                          2,003,000            2,282,000
 Prepaid expense                                        442,000              329,000
 Other assets                                            73,000               72,000
                                              ---------------------  --------------------
      Total current assets (notes 8 and 9)            5,298,000            5,162,000

Investments and other assets                          1,710,000            1,935,000

Property, plant and equipment, at cost               16,793,000           14,291,000
 Less accumulated depreciation, depletion
 and amortization                                     8,094,000            7,133,000
                                              ---------------------  --------------------
      Net property, plant and equipment
       (notes 6 and 9)                                8,699,000            7,158,000

Intangible assets, at cost                            4,305,000            3,795,000
 Less accumulated amortization                        3,539,000            3,435,000
                                              ---------------------  ---------------------
      Net intangible assets (notes 7 and 9)             766,000              360,000
                                              ---------------------  ---------------------
                                              $      16,473,000       $   14,615,000
                                              =====================  =====================

           Liabilities and Shareholders' Equity

Current liabilities:
 Trade accounts payable                       $       1,395,000      $     1,354,000
 Accrued expense and other liabilities                  609,000              342,000
 Short-term debt (note 8)                               639,000              957,000
 Current maturities of long-term debt (note 9)          910,000              520,000
                                              ---------------------  --------------------
      Total current liabilities                       3,553,000             3,173,000
                                              ---------------------  --------------------

Long-term debt less current maturities (note 9)       2,911,000             1,454,000

Minority interest in consolidated subsidiaries          153,000                 -

Redeemable preferred stock of $100 stated value;
 5,000,000 shares authorized; 90,156 shares issued
 and outstanding in 1996 and 995, respectively
 (notes 1 and 4)                                      1,200,000             1,200,000

Common shareholders' equity:
 Common stock of $.001 par value per share;
 10,000 shares authorized; 2,799,074 and
 2,730,830 shares issued and outstanding in
 1996 and 1995, respectively                              3,000                 3,000
 Capital in excess of par value                      41,629,000            41,446,000
 Accumulated deficit                                (32,976,000)          (32,661,000)
                                              -----------------------  ---------------------
      Total common shareholders' equity               8,656,000             8,788,000
                                              -----------------------  ---------------------
Commitments and contingencies (notes 4,
  11, and 15)
                                              $      16,473,000        $   14,615,000
                                              =======================  =====================


               See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Operations

                                             Year Ended December 31,
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------  -------------  -------------
Revenues:
   Carbon dioxide                $  13,608,000  $  11,915,000  $  10,787,000
   Environmental/resource
     recovery                        3,009,000      3,026,000      3,212,000
   Other                                66,000         71,000         124,000
                                 -------------  -------------  -------------
                                    16,683,000     15,012,000     14,123,000

Expenses:
   Carbon dioxide                    9,478,000      8,598,000      7,822,000
   Environmental/resource
     recovery                        2,642,000      2,420,000      2,562,000
   Selling, general and
     administrative                  4,079,000      3,560,000      3,486,000
   Depreciation, depletion, and
     amortization                    1,309,000      1,151,000      1,097,000
   Other                                77,000         98,000         71,000
                                 -------------  -------------  -------------
                                    17,585,000     15,827,000     15,038,000

Operating profit (loss):
   Carbon dioxide                      887,000        502,000        300,000
   Environmental/resource
     recovery                         (757,000)      (325,000)      (254,000)
   Other, principally corporate     (1,032,000)      (992,000)      (961,000)
                                  -------------  -------------  -------------
                                      (902,000)      (815,000)      (915,000)

Other income (expense):
   Interest income                     18,000          25,000        20,000
   Interest expense                  (259,000)       (166,000)     (116,000)
   Equity in net loss of
     unconsolidated affiliates        (42,000)        (13,000)      (41,000)
   Gain on sale of assets (note 5)    171,000         423,000     2,001,000
   Gain on take-or-pay contract
     settlement (note 10)             939,000            -             -
   Other, including impairment of
     investments                      (78,000)         68,000      (441,000)
   Minority interest in operations of
     consolidated subsidiaries         13,000            -             -
                                   -------------  -------------  -------------
Earnings (loss) from continuing operations
  before income taxes                (140,000)      (478,000)       508,000

Income taxes from continuing operations
  (note 12)                              -              -            (5,000)
                                   -------------  -------------  -------------
Earnings (loss) from continuing
  operations                         (140,000)      (478,000)       503,000

Discontinued operations (notes 1 and 2):
   Earnings from operations of
     discontinued real estate
     construction and development
     activities                         5,000         75,000        214,000
   Loss from discontinuing real estate
     construction and development
     activities                      (180,000)          -              -
                                   -------------  -------------  -------------
     Earnings (loss) from discontinued
       operations                    (175,000)        75,000        214,000
                                   -------------  -------------  -------------
Net earnings (loss)                $ (315,000)    $ (403,000)    $  717,000
                                   =============  =============  =============
Net earnings (loss) attributable to
  common shareholders              $ (315,000)    $  (454,000)   $  659,000
                                   =============  =============  =============
Net earnings (loss) per common share
  (primary EPS) (note 1):
   Earnings (loss) from continuing
     operations                    $    (0.05)    $    (0.20)    $    0.17
   Earnings (loss) from discontinued
     operations                         (0.06)          0.03          0.08
   Net earnings (loss)                  (0.11)         (0.17)         0.25

Net earnings (loss) per common share
  assuming maximum dilution (fully
  diluted EPS) (note 1):
   Earnings (loss) from continuing
     operations                    $    (0.05)    $    (0.20)    $    0.14
   Earnings (loss) from discontinued
     operations                         (0.06)          0.03          0.07
     Net earnings (loss)                (0.11)         (0.17)         0.21

              See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                     Statements of Shareholders' Equity
                                                                          Total
                                            Capital in                   Common
                                  Common    Excess of    Accumulated     Shareholders'
                                   Stock     Par Value      Deficit      Equity
                                   --------  ----------  ------------ ------------

Balance, December 31, 1993        $3,000    $41,379,000   ($32,975,000)   $8,407,000

  Net earnings, year ended
  December 31, 1994                  -           -             717,000       717,000

  Accretion of discount on
  preferred stock                    -          (58,000)          -          (58,000)

                                 --------   -------------  ------------- -------------

Balance, December 31, 1994         3,000     41,321,000    (32,258,000)    9,066,000

  Net loss, year ended
  December 31, 1995                  -           -            (403,000)     (403,000)

  Accretion of discount on
  preferred stock                    -         (51,000)           -          (51,000)

  Issuance of 78,700 shares
  of common stock                    -         176,000            -          176,000
                                --------   -------------  -------------  ------------

Balance, December 31, 1995         3,000     41,446,000    (32,661,000)    8,788,000

  Net loss, year ended
  December 31, 1996                  -            -           (315,000)     (315,000)

  Issuance of 68,244
  shares of common stock             -          183,000           -          183,000
                                --------   -------------  -------------  ------------

Balance, December 31, 1996        $3,000    $41,629,000   ($32,976,000)  $ 8,656,000
                                ========   =============  =============  ============

              See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                          Statement of Cash Flows



                                                  Year Ended December 31,
                                   ---------------------------------------------------------
                                              1996           1995          1994

Operating activities:
  Cash received from customers        $   17,763,000    $  16,564,000  $  17,136,000
  Cash paid to suppliers and
   employees                             (17,045,000)     (16,741,000)   (17,129,000)
  Cash received from settlement
   of take-or-pay contract                   539,000          -               -
  Interest received                           15,000           28,000         23,000
  Interest paid                             (348,000)        (265,000)      (215,000)
    Net cash provided by (used in)  -----------------   ---------------- ---------------
     activities                              924,000         (414,000)      (185,000)
                                    -----------------   ---------------- ---------------

Investing activities:
  Acquisition of property, plant
   and equipment                          (1,765,000)      (1,035,000)    (1,145,000)
  Proceeds from sale of assets               434,000          317,000      2,428,000
  Proceeds from escrowed or restricted cash     -             220,000          -
  Other investments                          128,000         (397,000)       (65,000)
    Net cash provided by (used in)  ------------------  ---------------- --------------
     investing activities                 (1,203,000)        (895,000)     1,218,000
                                    ------------------  ---------------- --------------


Financing activities:
  Proceeds from line of credit
   and term notes                          3,728,000        3,195,000        898,000
  Payments on line of credit and
   term notes                             (3,331,000)      (2,351,000)    (2,109,000)
  Other                                       37,000          119,000          -
                                   ------------------  ------------------ --------------
     Net cash provided by (used in)
     financing activities                    434,000          963,000     (1,211,000)
                                   ------------------  ------------------  -------------
Net increase (decrease) in cash
 and cash equivalents                        155,000         (346,000)      (178,000)

Cash and cash equivalents at
 beginning of year                           220,000          566,000        744,000
                                   ------------------  ------------------  -------------
Cash and cash equivalents at
 end of year                            $    375,000   $      220,000       $ 566,000
                                   ==================  ==================  =================

                    THE BEARD COMPANY AND SUBSIDIARIES
                          Statement of Cash Flows


Reconciliation of Net earnings (loss) to Net cash provided by (used in) operating activities

                                                  Year Ended December 31,
                                   ---------------------------------------------------------
                                         1996           1995          1994


Net earnings (loss)               $     (315,000)    $   (403,000)  $   717,000
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by (used in) operating
 activities:
  Loss from discontinuing operations     180,000             -             -
  Depreciation, depletion and amor-
   tization                            1,313,000        1,158,000     1,102,000
  Gain on sale of assets                (171,000)        (423,000)   (2,001,000)
  Provision for uncollectible
   accounts and notes                     28,000           54,000        27,000
  Provision for impairment of
   other assets and investments          180,000          102,000       441,000
  Interest capitalized on real
   estate project                        (94,000)         (81,000)      (88,000)
  Gain on take-or-pay contract
   settlement                           (400,000)            -             -
  Equity in net loss of unconsoli-
   dated affiliates                       42,000           13,000        41,000
  Other                                  (75,000)        (105,000)       52,000
                                   ---------------  --------------- -------------
     Net cash provided by operations
      before changes in current assets
      and liabilities, net of effects
      of acquired companies              688,000          315,000       291,000
 Increase in accounts receivable,
  prepaid expenses and other current
  assets                                (114,000)        (266,000)     (285,000)
 (Increase) decrease in inventories      134,000         (221,000)      501,000
 Increase (decrease) in trade accounts
  payables, accrued expenses and other
  liabilities                            216,000         (242,000)     (692,000)
                                   ---------------  ---------------  ------------
    Net cash provided by (used in)
     operating activities          $     924,000     $   (414,000)    $(185,000)
                                   ===============  ===============  ============

Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of property, plant and
 equipment and intangible assets
 through issuance of debt obli-
 gations                           $     889,000     $    487,000     $ 435,000
                                  ================  ===============  ============

Purchase of business for note
 payable subsequently converted
 to common stock                   $     138,000     $      -         $      -
                                  ================  ===============  ============

              See accompanying notes to financial statements.

(1)  Summary of Significant Accounting Policies
The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

Nature of Business
The Company currently operates within two major industry segments: (1) the carbon dioxide ("CO2") segment, comprised of (a) the manufacture and distribu-tion of dry ice (solid CO2) and (b) the exploration for and production of CO2; and (2) the environmental/resource recovery ("E/RR") segment, consisting of environmental services and resource recovery activities. The Company also operated in the real estate construction and development segment which was discontinued in January 1997. The Company also has other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine. Prior to the 1993 Reorganization discussed in note 4, the Company also operated in the oil and gas explora-tion and production and oilfield services industries.

Principles of Consolidation and Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiaries and those subsidiaries in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in the accompanying financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers investments in securities whose remaining terms at date of purchase are less than 90 days to be cash equivalents.

Inventories
Inventories represent primarily the costs associated with the residential real estate construction and development project which was discontinued by the Company (see note 2 below) and CO2 tunnel freezers constructed by a subsidiary of the Company in the carbon dioxide segment. On December 31, 1996, the real estate inventory is carried at net realizable value. See note 2 below. Prior to 1996, the inventory was carried at cost on a specific cost basis, not exceeding net realizable value. The costs associated with the acquisition, development and construction of the real estate project were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Accordingly, during 1996, 1995, and 1994, general and administrative costs that relate directly to the project of $30,000, $162,000, and $169,000, respectively, were capitalized as inventory costs, and at December 31, 1996, and 1995, inventories included approximately $209,000 and $239,000 respectively, of such costs. The Company also capitalizes interest costs during the construction phase of the project and in 1996, 1995, and 1994, capitalized interest costs of $94,000, $81,000 and $88,000, respectively.

The CO2 tunnel freezers are carried on a specific cost basis, not exceeding net realizable value. Net realizable value of the CO2 tunnel freezers has been established by recent sales which are in excess of costs.

Investments
Investments are accounted for principally by the use of the equity method, and consist primarily of a 40% interest in North American Brine Resources ("NABR"), a joint venture which extracts iodine from saltwater brine, notes receivable from companies involved in the environmental/resource recovery industry, and 10% to 32% interests in certain real estate limited partnerships for which the Company does not serve as general partner. The summarized financial position and operating results of NABR for each of the three years ended December 31, are as follows (unaudited):

                                1996           1995           1994
                                ----           ----           ----
      Current assets        $  699,000      $  241,000     $  303,000

      Noncurrent assets      3,779,000       3,803,000      3,971,000

      Current liabilities      367,000         122,000         88,000

      Noncurrent liabilities   630,000           -              -
                           -----------     -----------    -----------
      Venture equity        $3,481,000      $3,922,000     $4,186,000
                           ===========     ===========    ===========

      Net sales                256,000         282,000        211,000

      Gross margin (deficit)    95,000         102,000        (48,000)

      Net loss               ($441,000)      ($264,000)     ($377,000)
                           ===========      ==========     ==========

The Company's carrying value of its investment in NABR on December 31, 1996 was approximately $1,059,000, or $318,000 less than its 40% ownership in the underlying equity of NABR. During 1994, the Company recorded a provision of $408,000 for economic impairment of its investment to reflect the effects of continued lower iodine prices and reduced estimated future cash flows. No additional provision for impairment has been required since 1994.

The Company's equity in other investees' operations and net assets is not material to the Company's results of operations or financial position. In 1996, the Company recorded a provision of $180,000 for economic impairment of an unsecured note held by the Company in a research and development entity.

Property, Plant and Equipment
Property, plant and equipment are depreciated by use of the straight-line method using estimated asset lives of 3 to 20 years. Depreciation, depletion and amortization of properties producing CO2 are computed by the units-of-production method using estimates of unrecovered proved developed CO2 reserves.

The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated deprecia-tion, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

Intangible Assets
Identifiable intangible assets, comprised primarily of acquired customer lists, covenants not to compete, and patents, are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years.
The excess of acquisition cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, generally, ten years. Intangible assets are evaluated periodically, and if conditions warrant, an impairment valuation allowance is provided.
The Company assesses recoverability of its intangible assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Fair value of financial instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. At December 31, 1996 and 1995, the fair value of the long-term debt was not significantly different than the carrying value of that debt.

Use of estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Mandatorily Redeemable Preferred Stock
The Company's preferred stock is accounted for at fair value at the date of issuance as determined by independent appraisal. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually for the estimated accretion with a corresponding reduction of capital in excess of par value of common stock. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders.

Earnings (Loss) Per Share
Loss per common share for 1996 and 1995 was determined by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding (2,756,094 and 2,662,048 shares in 1996 and 1995, respectively) during the periods. The calculations do not include common equivalent shares or potentially dilutive securities outstanding, as the effect would be antidilutive.

Earnings per common share calculations for 1994 were based on the earnings attributable to common shareholders and include the potential dilution resulting from the conversion of the preferred stock to common stock. The number of common shares used in calculating fully diluted earnings per share for 1994 includes both the average common shares outstanding and the common shares that would result from the assumed beginning of year conversion of the preferred shares excluding those preferred shares redeemable from earnings through the year ended December 31, 1994.

Shares entering into the 1994 computation were:

                                             1994
                                             ----
Average common shares outstanding          2,652,000
Assumed preferred stock conversion           465,000
                                           ---------
Shares used in fully diluted computation   3,117,000
                                           =========

Research and Development
The Company develops dry ice freezing equipment for the food processing industry and also develops machinery for the efficient handling of dry ice products. The Company expensed $116,000, $186,000, and $45,000 in 1996, 1995 and 1994,
respectively, related to such development efforts which included the costs of materials, personnel expense, facilities rental, and other direct expenses.

Reclassifications
Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

(2)  Discontinued Real Estate Construction and Development Operations
As a result of the Company's plan to dispose of the assets of its real estate construction and development segment, results of the real estate construction and development segment have been reported as discontinued operations in the accompanying statements of operations. Prior year financial statements have been reclassified to present the real estate construction and development segment as discontinued operations. Revenues applicable to discontinued operations were $1,083,000, $1,949,000 and $3,358,000 in 1996, 1995 and 1994,
respectively.

As of December 31, 1996, the significant assets of the real estate construction and development segment include 19 undeveloped lots, a business office and four completed speculative homes and other real estate construction and development assets valued at approximately $1,739,000. The significant liabilities of the real estate construction and development segment consisted of short-term obligations, accounts payable and accrued expenses of $710,000.

The 1996 statement of operations includes a loss from discontinuing real estate construction and development activities of $180,000 which represents the difference in the estimated amounts to be received from disposing of the real estate construction and development assets and the assets' recorded values as of December 31, 1996. Operating results of the discontinued operations through the date of sale of all remaining assets are not expected to be significant.

Subsequent to December 31, 1996, the Company sold one completed speculative home for $336,000, which approximated the estimated value of the home. Also, on March 13, 1997, the Company sold the 19 undeveloped lots, the business office and other real estate construction and development assets for $619,000, which approximated the Company's estimated disposition values of these assets.

The Company expects to dispose of the three remaining completed speculative homes by December 31, 1997 at their recorded values as of December 31, 1996.

(3)  Acquisition
On May 21, 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. ("HDT") for $482,000. HDT utilizes trenchless technology and specializes in directional drilling for utility, underground cable and environmental remediation projects. The purchase price consisted of a non-interest bearing contingent payment obligation, a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership in an existing subsidiary involved in environmental/resource recovery operations. The contingent payment obligation is payable only from 80% of specified cash flows of HDT and the existing environmental/resource recovery subsidiary and was recorded based upon its estimated present value. The non-interest bearing note was also recorded at its present value and was converted into the Company's common stock subsequent to the acquisition. The fair value of the net identifiable assets of HDT approximated $143,000 on the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HDT have been included in the Company's financial statements from May 21, 1996.

Had the Company acquired HDT as of January 1, 1995, revenues, loss from continuing operations, net loss and related per share amounts on a pro forma basis for 1996 and 1995 would not have been materially different than 1996 and 1995 amounts reported in the accompanying statements of operations.

(4)  Redeemable Preferred Stock
In 1992, Beard Oil Company ("Beard Oil"), which was then the Company's parent, defaulted on two interest payments and on several restrictive financial covenants in connection with its senior debt, and the Lenders declared $85 million of debt, together with accrued and deferred interest, immediately due and payable. After lengthy negotiations, various agreements (the "Agreements") were signed in July 1993 and consummated in October 1993
(the Reorganization). As a result: (i) a company (Sensor Oil & Gas, Inc. ("Sensor")) owned by the Lenders purchased substantially all of Beard Oil's oil and gas assets and assumed a portion of Beard Oil's indebtedness; (ii) Beard Oil was released from any remaining obligations thereunder; (iii) the Company replaced Beard Oil as the publicly held company and the owner of the former assets of Beard Oil not transferred to Sensor; (iv) Beard Oil became a wholly-owned subsidiary of the Company; (v) the former shareholders of Beard Oil received 75% of the Company's common stock; (vi) the Lenders received 25% of the Company's outstanding common stock and $9,125,000 stated value, or 100%, of the Company's outstanding Series A redeemable convertible zero coupon preferred stock.

Under the terms of a Settlement Agreement executed in April, 1995 (the "Settlement"), the Company released Sensor from certain obligations under the Agreements, and the Company was relieved from some of the mandatory redemption obligations in connection with (i) certain asset sales or the issuance of equity securities and (ii) future acquisitions financed by debt or preferred stock.

The Agreements, as modified by the Settlement, result in the Company's preferred stock being convertible by the Lenders into as much as 14.18% of the Company's common stock on a fully diluted basis. Such preferred stock is mandatorily redeemable through December 31, 2002 by the Company from one-third of the Company's consolidated net income, as defined in the Agreements, payable within 90 days of the end of the Company's fiscal year. To the extent not redeemed, the preferred stock may be convertible by the Lenders after December 31, 2002 into as much as 14.18% of the Company's common stock on a fully diluted basis. The common stock held by the Lenders gives them 20.33% of the voting power of Beard and an additional 14.18% through their preferred stock ownership, for a total of 34.51% of the total outstanding voting stock of the Company. As of the Reorganization date and at December 31, 1996 and 1995, the fair value of the mandatorily redeemable preferred stock was estimated to be approximately $1,200,000.

As of December 31, 1994, Sensor owed the Company $51,000 for plugging work completed on retained oil and gas leases as previously discussed. As a result of the Settlement, the amount owed by Sensor was canceled and an equivalent amount of preferred stock was redeemed. Any additional payments made by the Company for certain other contingent liabilities related to the Reorganization, up to $250,000, will be treated as redemptions of shares of preferred stock.

(5)  Sale of Assets
On May 5, 1994, the Company sold certain technologies of the environmental/resource recovery segment for cash and also received repayment of advances made to the alternative fuels research and development segment. The transaction resulted in a gain of approximately $1,936,000. The Company retained other research and development technology within the segment which the Company is continuing to develop. During 1996, 1995, and 1994, the Company also sold drilling rigs and related equipment and in 1995 sold a dry ice branch.

(6)  Property, Plant and Equipment
Property, plant and equipment are summarized as follows:

                                            December 31,
                                  ---------------------------------
                                       1996            1995
                                  ---------------  ----------------
 Carbon dioxide:
  Buildings, machinery and equipment $ 9,639,000     $ 8,182,000
  Proved properties, projects in
   progress, and unproved properties   2,811,000       2,742,000
  Other depreciable assets               942,000         958,000
  Land                                    64,000          14,000
                                     -----------     -----------
                                      13,456,000      11,896,000
                                     -----------     -----------

 Other operating segment and
  corporate assets:
  Other depreciable assets             2,912,000       1,970,000
  Land                                   425,000         425,000
                                     -----------     -----------
                                       3,337,000       2,395,000
                                     -----------     -----------
                                     $16,793,000     $14,291,000
                                     ===========     ===========

Accumulated depreciation, depletion and amortization and valuation allowances are summarized as follows:

                                              December 31,
                                      ---------------------------
                                         1996            1995
                                      ------------  -------------
  Carbon dioxide:
   Buildings, machinery and equipment  $3,637,000     $2,976,000
   Proved properties, projects in
   progress, and unproved properties    2,476,000      2,452,000
   Other depreciable assets               595,000        535,000
                                       -----------    ----------
                                        6,708,000      5,963,000
   Other operating segment and
   corporate depreciable assets         1,386,000      1,170,000
                                       ----------     ----------
                                       $8,094,000     $7,133,000
                                       ==========     ==========

(7)  Intangible Assets
Intangible assets are summarized as follows:

                                                December 31,
                                       --------------------------
                                          1996            1995
                                          ----            ----
  Carbon dioxide:
   Covenants not to compete            $1,728,000      $1,728,000
   Acquired customer lists                943,000         943,000
   Costs in excess of fair value
    of net assets acquired                561,000         561,000
   Other intangible assets, including
    patents                               397,000         369,000
                                       ----------      ----------
                                        3,629,000       3,601,000

  Other intangible assets, principally
   goodwill                               676,000         194,000
                                       ----------      ----------
                                       $4,305,000      $3,795,000
                                       ==========      ==========

Accumulated amortization is as follows:

                                               December 31,
                                       --------------------------
                                           1996            1995
                                           ----            ----
  Carbon dioxide:
   Covenants not to compete            $1,728,000      $1,726,000
   Acquired customer lists                921,000         907,000
   Costs in excess of fair value
    of net assets acquired                351,000         295,000
   Other intangible assets, including
    patents                               354,000         352,000
                                       ----------      ----------
                                        3,354,000       3,280,000
   Other intangible assets,
    principally goodwill                  185,000         155,000
                                       ----------      ----------
                                       $3,539,000      $3,435,000
                                       ==========      ==========

(8)  Short-term Debt
Short-term debt is as follows:

                                             December 31,
                                         ----------------------
                                           1996           1995
                                           ----           ----
  Real estate construction and
   development (a)                       $639,000        $782,000
  Other (b)                                     -         175,000
                                         --------        --------
                                         $639,000        $957,000
                                         ========        ========

_______________

(a) Secured short-term notes payable to banks in connection with the Company's real estate construction and development project are collateralized by approximately $1,739,000 of inventory. Interest rates were 10.0% and 9.75% as of December 31, 1996 and 1995, respectively.

(b) In 1995, three affiliates of the Company's Chairman of the Board of the Directors entered into loan agreements with the Company. In 1996, the loans were converted to long-term and the maturities were extended. In February 1997 the maturities were extended to February 1999. Therefore, in 1996 the debt balance is included in long-term debt.

(9)  Long-term Debt
Long-term debt is as follows:

                                                   December 31,
                                             ----------------------
                                                1996        1995
                                                ----        ----
  Carbon dioxide (a)                         $1,479,000  $1,537,000
  Environmental/resource recovery (b)         1,457,000     437,000
  Corporate and other (c)                       885,000           -
                                             ----------  ----------
                                             $3,821,000  $1,974,000
                                             ==========  ==========

----------------

(a) Borrowings outstanding in the Company's CO2 segment include notes payable of $379,000 and $569,000, at December 31, 1996 and 1995, respectively, which are collateralized by property, plant and equipment with an approximate net book value of $347,000 at December 31, 1996. Payments are generally due monthly with interest rates ranging from 6.75% to 14.5%, with approximate weighted average interest rates of 8.5% and 10.0% as of December 31, 1996 and 1995, respectively.

Also, included in the carbon dioxide segment's long-term debt are $1,100,000 and $750,000 at December 31, 1996 and 1995, respectively, of borrowings under a line of credit. $250,000 of the line of credit is due December 31, 1997 with the remainder due April 30, 1998. The line of credit is secured by accounts receivable and intangible assets and bears interest at 1% above the national prime lending rate which approximated 8.25% at December 31, 1996.

Included in the long-term debt of the CO2 segment at December 31, 1995, was approximately $218,000 of secured long-term debt due in 1996 with an affiliate of an owner of Sensor. Such affiliate owns 11.15% of the Company's common and 47.06% of the Company's preferred stock, and thus holds 16.24% of the total outstanding voting stock of the Company. The debt was paid by the Company in 1996.

(b) Borrowings outstanding in the Company's E/RR segment include $874,000 and $137,000 at December 31, 1996 and 1995, respectively, of notes payable which are collateralized by property, plant and equipment with an approximate net book value of $964,000 at December 31, 1996. Payments are generally due monthly with interest rates ranging from 4.9% to 16.6%, with approximate weighted average interest rates of 9.5% and 9.0% as of December 31, 1996 and 1995, respectively.

Included in the E/RR segment's long-term debt are $282,000 and $300,000 at December 31, 1996 and 1995, respectively, of borrowings under a line of credit. The line of credit is due on April 30, 1997, and is secured by accounts receivable and bears interest at 1/2% above the national prime lending rate, which was 8.25% at December 31, 1996.

Long-term debt of the E/RR segment also includes a discounted $301,000 con-tingent payment obligation payable to the former sole shareholder of HDT, resulting from the Company's acquisition of 80% of HDT's outstanding common stock. The contingent payment obligation is payable only from 80% of the cash flows (prescribed under the contingent payment obligation agreement) of HDT and another subsidiary of the Company in the environmental/resources recovery segment. The maximum amount payable under the contingent payment obligation is $483,000. The Company discounted the maximum contingent payment obligation over its estimated repayment term using a 10% interest rate.

(c) Borrowings outstanding for corporate and other operations include $680,000 due to affiliates of the Company's Chairman of the Board of Directors. The loans were originally made in 1995, were extended in 1996, and extended again in February 1997 to February 1999. In 1995, the obligation were recorded as short-term debt. All of the loans are unsecured and bear interest at a rate of 10% per annum.

Included in corporate and other operations long-term debt are $205,000 of borrowings under a line of credit. The line of credit is due on April 30, 1998, is secured by the Company's working and overriding royalty interests in certain CO2 producing properties, is guaranteed by the Company's Chairman of the Board of Directors and bears interest at 1% above the national prime lending rate which was 8.25% at December 31, 1996.

The annual maturities of long-term debt at December 31, 1996 are $910,000 for 1997, $1,409,000 for 1998, $1,005,000 for 1999, $140,000 for 2000, and $107,000
in 2001.

(10)  Settlement of Take-or-Pay Contract
During 1996, the Company negotiated a settlement of a take-or-pay contract under which a customer was obligated to purchase certain volumes of liquid CO2. As a result of the settlement, the Company received cash of $539,000 and assets with an estimated fair value of $400,000 and the Company released the party of its contractual obligation to purchase the contracted liquid CO2 volumes. The Company realized a gain of $939,000 in 1996 relating to this settlement.

(11)  Operating Leases
Noncancelable operating leases relate principally to distribution facilities, warehouse and office space, vehicles and operating equipment. Future minimum payments under such leases as of December 31, 1996 are summarized as follows:


          1997           $555,000
          1998            468,000
          1999            231,000
          2000            111,000
          2001             29,000
                         --------
                       $1,394,000
                       ==========

The $1,394,000 in future minimum payments consists primarily of $1,096,000 from the CO2 segment.

Rent expense under operating leases aggregated $594,000 in 1996, $644,000 in 1995 and $506,000 in 1994.

(12)  Income Taxes
The primary differences between the carrying values of the Company's assets for financial and tax purposes result from the accounting methods used for impair-ment of assets, depletion, depreciation and amortization of property and equipment and debt restructuring.

As of December 31, 1996 and 1995, the Company's net deferred tax assets, before valuation allowances, approximated $28,182,000 and $32,939,000, respectively. Based on the results of the Company's operations, management does not believe that it is more likely than not that the Company will be able to realize the benefit of the net operating loss carryforwards and other deductions and credits before expiration. The Company has fully allowed for the tax deferred assets through a valuation allowance. In order to fully realize the net deferred tax assets, before consideration of the valuation allowance, the Company would need to generate future taxable income of approximately $76,000,000 prior to expiration of the net operating loss carryforwards which will begin to expire in 2001 and investment tax credits which will expire from 1997 through 2000.

The 1994 income tax expense resulted from federal alternative minimum income taxes. No regular current income tax expense was provided in any of the three years ended December 31, 1996 due to the availability for regular income tax reporting of net operating loss and depletion and investment tax credit carryforwards.

The changes in the net deferred tax assets and valuation allowance were as follows (in thousands):

                                        1995                   1996
                                      Deferred               Deferred
                            January 1, Expense  December     Expense   December
                            1995      (Benefit) 31, 1995    (Benefit)  31, 1996
                            ---------------------------------------------------

  Deferred tax liability    $     -    $   60   $   (60)    $    130   $  (190)

  Deferred tax asset         33,551       552    32,999        4,627    28,372
                            -------    ------   -------     --------   -------

  Net deferred tax asset    $33,551    $  612   $32,939     $  4,757   $28,182

  Less valuation allowance   33,551       612    32,939        4,757    28,182
                            -------    ------   -------     --------   -------
  Deferred tax asset less
  valuation allowance       $     -    $    -   $     -     $      -   $     -
                            =======    ======   =======     ========   =======


At December 31, 1996, the Company had Federal regular tax operating loss carryforwards of approximately $66.9 million that expire from 2001 to 2010, investment tax credit carryforwards of approximately $679,000 that expire from 1997 to 2000, and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(13)  Employee Benefit Plan
Employees of the Company participate in a defined contribution plan with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plan is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. The Plan allows voluntary "savings" contributions up to a maximum of 15%, and the employer matches 100% of each employee's contribution up to 5% of such employee's compensation. Benefits payable under the plan are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plan at any time. During 1996, 1995 and 1994, the Company and its eligible subsidiaries made matching contributions of $134,000, $116,000, and $100,000, respectively, to the plan.

(14)  Stock Option Plans
The Company has reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company shall only be eligible to be granted non-qualified stock options. At December 31, 1996, there were 22,500 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1996 was $1.66 on the date of grant using the Black Scholes option pricing model with the following assumptions: no expected dividend yield, risk-free interest rate of 6.73%, expected life of ten years, and expected volatility of 38.89%. No options were granted in 1995.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss and net loss per common share would not have been materially different than the 1996 amounts reflected in the accompanying statements of operations.

Stock option activity during the periods indicated is as follows:

                                  Number of Weighted-Average
                                   Shares   Exercise Price
                                  --------- ----------------

Balance at December 31, 1993          -       $ -
     Granted                        145,000    2.01
     Exercised                        -         -
     Forfeited                        -         -
     Expired                          -         -
                                    -------   -----

Balance at December 31, 1994        145,000   $2.01
     Granted                          -         -
     Exercised                        -         -
     Forfeited                        -         -
     Expired                          -         -
                                    -------   -----
Balance at December 31, 1995        145,000   $2.01
     Granted                         12,500    2.63
     Exercised                       (5,000)   2.00
     Forfeited                       (5,000)   2.00
     Expired                          -        -
                                    -------   -----
Balance at December 31, 1996        147,500   $2.06
                                    =======   =====

At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 - $2.63 and eight years, respectively.

At December 31, 1996 and 1995, the number of options exercisable was 67,500 and 36,250 respectively, and the weighted-average exercise price of those options was $2.01 for both years.

(15)  Commitments and Contingencies
In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

The Company has contracts, which expire in April 2000, to purchase liquid CO2. The contracts require that the Company purchase the lesser of 46,000 tons of liquid CO2 or 50% of the Company's combined liquid CO2 requirements for certain plants. The purchase price of the liquid CO2 is based on the contracts' base year price adjusted annually for inflation. As of December 31, 1996, the Company has estimated it will be required to purchase a minimum of $3,488,000 of liquid CO2 through the expiration date of the contracts. The Company's required purchases under such contracts during each of the years ended December 31, 1996, 1995, and 1994 totaled $1,194,000, $801,000, and $856,000, respectively.

(16)  Business Segment Information
The Company operates principally within two industry segments: (1) the manufacture and distribution of dry ice (solid CO2) and the production of carbon dioxide ("CO2"); and (2) environmental/resource recovery.

The Company's carbon dioxide operations are comprised of its 85% owned subsidiary, Carbonic Reserves, which owns a carbon dioxide liquification and purification plant, five dry ice plants, 13 distribution centers, and operates a sixth dry ice plant under a contractual arrangement. Carbon dioxide operations are conducted in Arkansas, Colorado, Kansas, Missouri, New Mexico, Oklahoma, Texas and Wyoming. Many of these operations are conducted in leased premises. Also included in carbon dioxide operations is the ownership of interests in two carbon dioxide producing units. The operations of the environmental/resource recovery segment are conducted through two 80%-owned subsidiaries, a 90%-owned subsidiary and a financially controlled subsidiary headquartered in Oklahoma City, Oklahoma, as well as a wholly-owned sub-sidiary headquartered in Pittsburgh, Pennsylvania.

The Company operates principally in only one geographic area, the United States. Thus, all of its segment operations are domestic and it has no significant export sales.

The Company and its subsidiaries grant credit, in the normal course of business, to various entities within the industries they serve. Generally, no collateral or other security is required of its customers. The Company and its sub-sidiaries perform ongoing credit evaluations of its customers and maintain allowances for potential bad debt losses.

Sales to unaffiliated customers, identifiable assets, depreciation, depletion and amortization and additions to property, plant and equipment by industry segment are presented in thousands of dollars:

                                           Environmental/ Corporate
                                    Carbon     Resource     and    Consolidated
                                    Dioxide    Recovery    Other      Company
                                    -------    --------   -------- ------------
          1996
Sales to unaffiliated customers      $13,608     $3,009   $    66     $16,683
Operating profit (loss)                  887       (757)   (1,032)       (902)
Depreciation, depletion and
       amortization                    1,008        267        34       1,309
Identifiable assets                    9,475      3,268     3,730      16,473
Additions to property, plant and
  equipment                            1,978      1,138        15       3,131

          1995
Sales to unaffiliated customers       11,915      3,026        71      15,012
Operating profit (loss)                  502       (325)     (992)       (815)
Depreciation, depletion and
       amortization                      960        170        21       1,151
Identifiable assets                    8,127      1,790     4,698      14,615
Additions to property, plant and
  equipment                            1,265        339        22       1,626

          1994
Sales to unaffiliated customers       10,787      3,212       124      14,123
Operating profit (loss)                  300       (254)     (961)       (915)
Depreciation, depletion and
       amortization                      933        147        17       1,097
Identifiable assets                    7,708      1,218     4,930      13,856
Additions to property, plant and
  equipment                            1,252        352        46       1,650

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable

                            PART III

Item 10. Directors, Executive Officers and Significant Employees of the Registrant.

  The directors, executive officers and significant employees of the Company are identified below. The table sets forth the age, positions with the Company and the year in which each person became a director, executive officer or significant employee. All positions are held with the Company unless otherwise indicated.

                                          Director, Executive
                                          Officer or Significant
                                          Employee of Beard
Name               Position               or Beard Oil Since         Age
----               --------               ----------------------     ---
W. M. Beard        Chairman of the Board,
                   Chief Executive Officer
                   and Director (a)         June 1969                 68
Herb Mee, Jr.      President,
                   Chief Financial Officer
                   and Director (a)         November 1973             68
Allan R. Hallock   Director                 December 1986             67
W. R. Plugge       Director                 September 1986            72
Ford C. Price      Director                 March 1988                59
Michael E. Carr    Director (b)             February 1994             61
Clifford H.
  Collen, Jr.      President - Carbonic
                   Reserves (c,f)           August 1987               40
Marc A. Messner    President - Whitetail
                   Services, Inc. (d,f) &
                   Horizontal Drilling
                   Technologies, Inc. (d,f) February 1997             34
Philip R. Jamison  President - Beard
                   Technologies, Inc. (e,f) February 1997             58
Philip W. Stack    Vice President -
                   Corporate Development
                   and Treasurer (a)        January 1982              50
Jack A. Martine    Controller and Chief
                   Accounting Officer       October 1996              47
_______________

(a) Director of the Company.
(b) Trustee of certain assets of the Company's 401(k) Trust.
(c) Devotes all of his time to Carbonic Reserves.
(d) Devotes all of his time to these two subsidiaries.
(e) Devotes all of his time to Beard Technologies, Inc.
(f) Indicated entities are subsidiaries of the Registrant.

  The executive officers and other officers of the Company serve at the pleasure of the Board of Directors.

  W. M. Beard has served Beard as its Chairman of the Board and Chief Executive Officer since December 1992. He previously served as Beard's President and Chief Executive Officer from the Company's incorporation in October 1974 until January 1985. He has served Beard Oil as its Chairman of the Board and Chief Executive Officer since its incorporation. He has also served as a director of Beard and Beard Oil since their incorporation. Mr. Beard has been actively involved since 1952 in all management phases of Beard and Beard Oil from their inception, and as a partner of their predecessor company.

  Herb Mee, Jr. has served as Beard's President since October 1989 and as its Chief Financial Officer since June 1993. He has served as Beard Oil's President since its incorporation, and as its Chief Financial Officer since June 1993. He has also served as a director of Beard and Beard Oil since their incorporation. Mr. Mee served as President of Woods Corporation, a New York Stock Exchange diversified holding company, from 1968 to 1972 and as its Chief Executive Officer from 1970 to 1972. He serves as a director of Liberty Bancorp, Inc. ("LBNA") and of its two principal banking subsidiaries. LBNA is a publicly-held company (OTC).

  Allan R. Hallock was elected a director of Beard in July 1993. He served as a director of Beard Oil from December 1986 until October 1993. Mr. Hallock is currently an independent consulting geologist. He served as Vice President and Exploration Manager of Gemini Corporation from 1970 until December 1986.

  W. R. Plugge was elected a director of Beard in July 1993. He served as a director of Beard Oil from September 1986 until October 1993. Mr. Plugge was with Stanford Research Institute, a non-profit research corporation, from 1976 until his retirement in 1988, last serving as Vice President-International Operations. He is a private investor, and also serves as a director of Computer Horizons Inc., a publicly-held company (OTC).

  Ford C. Price was elected a director of Beard in July 1993. He served as a director of Beard Oil from June 1987 until October 1993. From 1961 until 1986 Mr. Price served in various capacities with The Economy Company, a privately-held schoolbook publishing company, last serving as its Chairman of the Board and Chief Executive Officer. Mr. Price is a private investor.

  Michael E. Carr was elected by the preferred stockholders to serve as their representative on the Board of Directors of Beard in February 1994. Mr. Carr served as Senior Vice President of Beard Oil from December 1986 until October 1993. He served as President and Chief Executive Officer of Sensor Oil & Gas, Inc. ("Sensor") from October 1993 until August 1996. He presently serves as President of Mica Energy Corp.

  Philip W. Stack has served as Vice President - Corporate Development of Beard since October 1993, and has served in such capacity for Beard Oil since August 1989. He had previously served in varying positions as an officer of Beard Oil since its incorporation.

  Jack A. Martine was elected as Controller, Chief Accounting Officer and Tax Manager of Beard in October 1996. Mr. Martine served as tax manager for Beard from June 1989 until October 1993 at which time he joined Sensor in a similar capacity. Mr. Martine is a certified public accountant.

  Clifford H. Collen, Jr. has served as President of Carbonic Reserves since he and Beard Oil founded the company in August 1987. Mr. Collen has been associated with the CO2 industry since 1979, working in various positions in the liquid carbon dioxide business and also serving as president of an engineering and consulting company in the industrial and carbon dioxide gas plant industry.

  Marc A. Messner has served as President of HDT since he and another person founded the company in July 1993. He was elected President of Whitetail in November 1996. Mr. Messner has been associated with the environmental services industry since 1989, last serving as a project manager for a large national environmental consulting firm before leaving to start HDT.

  Philip R. Jamison has served as President of BTI since August 1994. Mr. Jamison has been associated with the coal industry since 1960, working in various positions. From 1972 to 1977 he served as Vice President Operations for International Carbon and Minerals and as President and CEO of all its coal producing subsidiaries. From 1979 to 1988 he served as CEO of four small companies which were engaged in the production and sales of coal. From 1993 to 1995 he served as a consultant to EI in connection with its development of the Mulled Coal process, and installed and operated the process at the Alabama coal preparation plant in connection with the DOE contract.

  The directors of the Company have been elected to serve until the annual stockholders' meeting to be held in the year indicated opposite their respective names or until their successors are duly elected and qualified:

           Director              Term
           --------              ----
           Allan R. Hallock      1997
           Ford C. Price         1997
           Herb Mee, Jr.         1998
           W. M. Beard           1999
           W. R. Plugge          1999
           Michael E. Carr       (a)
__________
(a) Will serve until his successor has been duly elected and qualified.

  There is no family relationship between any of the directors or executive officers of the Company. All executive officers hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders or until their prior resignation or removal.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively "reporting persons"), to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by the SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

To the Company's knowledge, based solely on information received from each reporting person which includes written representations that no other reports were required during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its reporting persons were complied with.

Item 11.  Executive Compensation.

  The table on the next page sets forth sets forth the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers (hereafter referred to as the named executive officers), whose aggregate salary and bonus exceeded $100,000, for any of the fiscal years ended December 31, 1996, 1995 or 1994:

                   SUMMARY COMPENSATION TABLE

                                                                Long Term
                                                               Compensation
                                                        ---------------------------
               Annual Compensation                        Awards         Payouts
-----------------------------------------------------     ------         -------
       (a)           (b)       (c)           (d)           (g)              (h)        (i)
                                                        Securities
                                                        Underlying                   All Other
                                                         Options/         LTIP        Compen-
Name and                    Salary (A)     Bonus (B)       SAR's        Payouts      sation (C)
Principal Position  Year       ($)            ($)           (#)           ($)           ($)
------------------  ----       ---            ---           ---           ---           ---

W. M. Beard         1996     99,000(D)       -0-(D)         -0-      $35,150(D)         5,031(D)
Chairman & CEO      1995    129,250(D)       -0-(D)         -0-       $4,850(D)         6,462(D)
                    1994    132,000          2,050         50,000        -0-            6,703
Herb Mee, Jr.       1996    132,000          1,150          -0-          -0-            6,658
President & CFO     1995    132,000          1,100          -0-          -0-            6,655
                    1994    132,000          1,050         50,000        -0-            6,653
C. H. Collen, Jr.   1996    100,000         13,750          -0-          -0-            5,688
President-Carbonic  1995    103,134            633          -0-          -0-            5,179
      Reserves      1994     72,184            581          -0-          -0-            3,600

______________

(A) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred pursuant to the Company's 401(k) Plan at the election of those officers.
(B)  Bonus for length of service with Beard, Beard Oil or Carbonics.
(C)  Consists of the Company's contribution to the Company's 401(k) Plan.
(D) In 1996 Mr. Beard deferred one-fourth ($33,000) of his salary and all ($2,150) of his bonus for the year; in 1995 he deferred one-fourth ($2,750) of his December salary and all ($2,100) of his bonus for the year pursuant to the Company's Deferred Stock Compensation Plan.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

     The following table provides information, with respect to the named executive officers, concerning the exercise of options during the Company's last fiscal year and unexercised options held as of the end of the last fiscal year:

(a)                 (b)             (c)             (d)               (e)
                                                  Number of
                                                 Securities         Value of
                                                Unexercised      In-the-Money
                                                 Options at        Options at
                                                  FY-END(#)        FY-End ($)
              Shares Acquired    Value          Exercisable/      Exercisable/
Name          on Exercise (#)   Realized ($)   Unexercisable     Unexercisable
----          ---------------   ------------   -------------  ----------------

W. M. Beard         -0-           $   -0-      25,000/25,000  $21,094/$21,094
Herb Mee, Jr.       -0-           $   -0-      25,000/25,000  $21,875/$21,875
C. H. Collen, Jr.   -0-           $   -0-         -0-/-0-         $-0-/$-0-


Compensation of Directors

   Messrs. Hallock, Plugge, Price and Carr received compensation of $4,927, $86, $1,909 and $8,450, respectively, for services rendered during 1996 as directors of Beard, excluding $8,500, $8,850 and $8,750 of fees deferred by Messrs. Hallock, Price and Plugge, respectively, under the Company's Deferred Stock
Compensation Plan.   Currently, the non-management directors each receive $500
per month for their services, and also receive the following fees for directors' meetings which they attend: annual and 1-1/2 day meetings -- $750; regular meeting -- $500; telephone meeting -- $100 to $300 depending upon length of meeting. The non-management directors also receive a small year-end bonus depending upon their length of service as directors of Beard and Beard Oil. Accordingly, Messrs. Plugge, Hallock, Price and Carr received $500, $400, $400, and $100, respectively, in 1996. All of the directors except Mr. Carr elected to defer such bonuses pursuant to the Plan. Beard also provides health and accident insurance benefits for its non-management directors who are not otherwise covered and the value of these benefits is included in the above compensation amounts. None of the directors received additional compensation in 1996 for their committee participation.

  The three eligible non-management directors (Messrs. Hallock, Plugge, and Price) were each granted 5,000 phantom stock units (the "Units") under the Company's 1994 Phantom Stock Units Plan on November 1, 1994. Mr. Carr was awarded 5,000 Units when he became eligible on February 22, 1995. All awards were based on an award price of $2.00* per share and vest over a five year period at the rate of 20% per year. Each participant has the option of receiving payment for his award: (i) as it vests; (ii) at the conclusion of the award period; or (iii) 50% as it vests, with the other 50% deferred to the conclusion of the award period. Payments are based upon appreciation in the market value of the Company's common stock during the appropriate time interval selected.
_______________

  *The market value on November 1, 1994 was $1.875 per share; on February 22, 1995 it was $1.75 per share.

Compensation Committee Interlocks and Insider Participation

  Michael E. Carr, who has been elected by the preferred shareholders to serve as their representative on the Board of Directors, was elected to serve as a member of the Compensation Committee on April 26, 1994. Mr. Carr served as Senior Vice President of Beard Oil from December 1986 until October 1993.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The table on the next page sets forth the name and address of each shareholder who is known to the Company to own beneficially more than 5% of Beard's outstanding common stock or preferred stock, the number of shares beneficially owned by each and the percentage of outstanding common or preferred stock so owned as of February 28, 1997. Unless otherwise noted, the person named has sole voting and investment powers over the shares reflected opposite his name.

                                                                                  Combined
                               Number of             Number of                     Common
                               Preferred             Common                          and
                               Shares and            Shares and                   Preferred
                               Nature of   Percent   Nature of       Percent       Voting
    Name and Address           Ownership   of Class  Ownership       of Class     Percentage
    ----------------           ---------   --------  ---------       --------     ----------
John Hancock Mutual Life       42,427.10   47.06%    312,040(1)(2)   11.15%(2)    16.24%(3)
Insurance Company ("Hancock")
57th Floor
200 Clarendon Street
Boston, Massachusetts 02117

The Beard Group 401(k) Plan ("Plan")
c/o The Liberty Bank and Trust
Company, Trustee               None        0.00%     301,605(4)      10.78%        9.25%
100 N. Broadway Avenue
Oklahoma City, OK 73102

W. M. Beard                    None        0.00%     809,672(5)      28.67%       24.64%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Lu Beard                       None        0.00%     233,998(6)      8.36%         7.17%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Warren B. Kanders              25,188.76  27.94%     174,274(2)      6.23%(2)      9.30%(3)
2100 South Ocean Boulevard
Suite 302 North
Palm Beach, FL 33480

Herb Mee, Jr.                  None       0.00%      233,079(7)      8.25%         7.09%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

_________________

(1)  Shares are held by Hancock on behalf of itself and affiliated entities.

(2) Excludes the Beard preferred shares which will collectively become convertible into 14.18% of the outstanding common stock (after conversion) on January 1, 2003 to the extent not previously redeemed or converted.

(3) The preferred shareholders collectively own 663,084 common shares and 1,125,528 common equivalent shares (34.51%), after giving effect to the conversion of their 90,155.86 preferred shares.

(4) Shares held by the Plan are owned by the participating employees, each of whom has sole voting and investment power over the shares held in his or her account. Includes 96,867.00, 121,631.70 and 25,552.18 shares held for the accounts of Messrs. Beard, Mee and Collen, respectively, and 573.23 shares held for the accounts of other executive officers.

(5) Includes 368,685 shares owned directly by Mr. Beard as to which he has sole voting and investment power; 232,319 shares (or 8.30%) owned by the William
M. Beard and Lu Beard 1988 Charitable Unitrust (the "1988 Unitrust"), of which Mr. Beard and his wife, Lu Beard, serve as co-trustees and share voting and investment power; 16,666 shares each held by the William M. Beard Irrevocable Trust "A," the William M. Beard Irrevocable Trust "B," and the William M. Beard Irrevocable Trust "C" (collectively, the "Beard Irrevocable Trusts") of which Messrs. Beard and Herb Mee, Jr. are trustees and share voting and investment power; 6,738 shares each held by the John Mason Beard II Trust, the Joseph G. Beard Trust and the Rebecca Banner Beard Trust as to which Mr. Beard is the trustee and has sole voting and investment power; 3,256 shares held by the Rebecca Banner Beard Lilly Living Trust as to which Mr. Beard is a co-trustee and shares voting and investment power with his daughter; 96,867.00 shares held by The Beard Group 401(k) Trust (the "401(k) Trust") for the account of
Mr. Beard as to which he has sole voting and investment power; and 13,333 shares held by B & M Limited, a general partnership, of which Mr. Beard is a general partner and shares voting and investment power with Mr. Mee. Also includes 25,000 shares subject to presently exercisable options. Excludes
1,679 shares owned by his wife as to which Mr. Beard disclaims beneficial ownership. Also excludes 41,228 shares held by four separate trusts for the benefit of Mr. Beard's children.

(6) Represents 232,319 shares owned by the 1988 Unitrust, of which Mr. Beard and Mrs. Beard serve as co-trustees and share voting and investment power. Also includes 1,679 shares owned directly by Mrs. Beard as to which she has sole voting and investment power.

(7) Includes 16,450 shares owned directly by Mr. Mee as to which he has sole voting and investment power; 6,666 shares held by Mee Investments, Inc., as to which Mr. Mee has sole voting and investment power; 13,333 shares held by B
& M Limited as to which Mr. Mee shares voting and investment power with Mr. Beard but as to which Mr. Mee has no present economic interest; and 121,631.70 shares held by the 401(k) Trust for the account of Mr. Mee as to which he has sole voting and investment power. Also includes 16,666 shares each held by the Beard Irrevocable Trusts as to which Mr. Mee is a co-trustee and shares voting and investment power with Mr. Beard but as to which Mr. Mee has no pecuniary interest and disclaims beneficial ownership. Also includes 25,000 shares subject to presently exercisable options. Excludes 45 shares owned by his wife, Marlene W. Mee, as to which Mr. Mee disclaims beneficial ownership.

Security Ownership of Management

  The following table sets forth certain information regarding the number of shares of Beard common stock beneficially owned by each director and nominee, the Chief Executive Officer ("CEO"), each named executive officer and by all directors and executive officers as a group and the percentage of outstanding common stock so owned as of February 28, 1997.

                                                  Amount and
                                                  Nature of
                                                  Beneficial    Percent
     Name and Address                              Ownership    of Class
     ----------------                             ----------    --------
W. M. Beard                                         809,672(1)   28.67%
Herb Mee, Jr.                                       233,079(2)    8.25%
Allan R. Hallock                                     40,458(3)    1.45%
Michael E. Carr                                      28,643       1.02%
Ford C. Price                                         8,665(4)    ---(8)
W. R. Plugge                                          2,000       ---(8)
C. H. Collen, Jr                                     42,602(5)    1.52%
Marc A. Messner                                      50,000       1.79%
Philip R. Jamison                                       240(6)    ---(8)
All directors and executive
     officers as a group (11 in number)           1,165,291(7)   40.76%

_________________
(1) See footnote (5) to table "Security Ownership of Certain Beneficial Owners."
(2) See footnote (7) to table "Security Ownership of Certain Beneficial Owners."
(3) Reflects shares owned by A. R. Hallock & Co., a partnership, as to which Mr. Hallock shares voting and investment power with his wife.
(4) Includes 5,399 shares owned directly by Mr. Price as to which he has sole voting and investment power and 3,266 shares held by an IRA for the benefit of Mr. Price as to which he has sole voting and investment power.
(5) Includes 17,050 shares owned directly by Mr. Collen as to which he has sole voting and investment power and 25,552.18 shares held by the 401(k) Trust for the account of Mr. Collen as to which he has sole voting and investment power.
(6) Represents Mr. Jamison's 20% vested interest in the 1,203 shares owned for his account in the 401(k) Trust; Mr. Jamison has sole voting and investment power as to such shares.
(7) Includes 825,927 shares as to which directors and executive officers have sole voting and investment power and 339,364 shares as to which they share voting and investment power with others.
(8) Reflects ownership of less than one (1) percent.

Item 13.  Certain Relationships and Related Transactions.

  In September 1995, William M. Beard and Lu Beard, as trustees of the William
M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") agreed to loan the Company up to $250,000 under a revolving loan arrangement for a period of one year. In March 1996, the Unitrust extended the maturity of such note to October 1997; in October 1996 the credit line was increased to $500,000 and the maturity was extended to March 1998. In February 1997 the maturity was extended to February 1999. Various advances and repayments have been made under such arrangement, and at year-end 1996 the principal balance due was $455,000. The loan is unsecured and bears interest at the rate of 10% per annum.

  In December 1995 the William M. Beard Irrevocable Trust "B" and the William
M. Beard Irrevocable Trust "C" agreed to loan $130,000 and $95,000, respec-tively, to the Company for a period of one year. In March 1996, the Trusts extended the maturity of such notes to October 1997. In February 1997 the maturity was extended to February 1999 and the principal amount of the loans were increased to $140,000 and $105,000, respectively. Loans of $130,000 and $95,000, respectively, were outstanding pursuant to such arrangement as of year-end 1996. The loans are unsecured and bear interest at the rate of 10% per annum.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as part of this report:

        1. Financial Statements. Reference is made to the Index to Financial Statements and Financial Statement Schedules appearing at
            Item 8 on Page 26 of the report.

        2. Financial Statement Schedules. Financial Statement Schedules are omitted as inapplicable or not required, or the required information is shown in the financial statements or in the notes thereto.

        3. Exhibits. The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

2 Agreement and Plan of Reorganization by and among Registrant, Beard Oil Company ("Beard Oil") and New Beard, Inc., dated as of July 12, 1993 (see Addendum A to Part I, which is incorporated herein by reference; schedules to the Agreement have been omitted). (This Exhibit has been previously filed as Exhibit 3(b), filed on July 27, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

3(i) Amended and Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on August 25, 1993. (This Exhibit has been previously filed as Exhibit 3(a) to Amendment No. 1, filed on September 3, 1993 to Registrant's Registration Statement on Form S-4,
      File No. 33-66598, and same is incorporated by reference).

3(ii) Registrant's Restated By-Laws (as amended January 11, 1996).  (This
      Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4     Instruments defining the rights of security holders:

4(a) Agreement of Sale and Purchase by and among Beard Oil and Sensor Oil & Gas, Inc. ("Sensor"). (This Exhibit has been previously filed as Addendum B to Amendment No. 1, filed on September 3, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

4(b) Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

4(c)  Stock Purchase Agreement by and among Registrant, Beard Oil, New York
      Life Insurance Company ("NYL"), New York Life Insurance and Annuity Company ("NYLIAC"), John Hancock Mutual Life Insurance Company ("Hancock") and Memorial Drive Trust ("MDT"), dated July 12, 1993 (see Addendum C to
      Part I which is incorporated herein by reference; schedules to the Agreement have been omitted). (This Exhibit has been previously filed as Exhibit 10(g) to Amendment No. 1, filed on September 3,
      1993 to Registrant's Registration Statement on Form S-4,
      File No. 33-66598, and same is incorporated by reference).

4(d) Settlement Agreement, with Certificate of Amendment attached thereto, by and among Registrant, Beard Oil, NYL, NYLIAC, Hancock, MDT and Sensor, dated as of April 13, 1995. (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K for the period ended December
      31, 1994 and same is incorporated by reference).

4(e) Promissory Note from Carbonics to John Hancock Leasing Corporation ("JHLC") dated July 1, 1991. (This Exhibit has been previously filed as Exhibit 4(f) to Registrant's Form 10-K for the period ended December 31, 1993 and same is incorporated by reference).

4(f) Security Agreement from Carbonics to JHLC dated June 11, 1991. (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K for the period ended December 31, 1993 and same is incorporated by reference).

4(g) Guarantee from Registrant to JHLC dated July 1, 1991. (This Exhibit has been previously filed as Exhibit 4(h) to Registrant's Form 10-K for the period ended December 31, 1993 and same is incorporated by reference).

4(h) Loan Agreement by and among Registrant, Carbonics and Liberty Bank & Trust Company of Oklahoma City, N.A. ("Liberty"), effective May 19, 1995. (This Exhibit has been previously filed as Exhibit 4(n) to Registrant's Form 10-Q for the period ended June 30, 1995, filed on August 7, 1995, and same is incorporated by reference).

4(i) First Amendment to Loan Agreement by and among Registrant, Carbonics and Liberty, dated November 13, 1995. (This Exhibit has been previously filed as Exhibit 4(r) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(j) Second Amendment to Loan Agreement by and among Registrant, Carbonics and Liberty, dated effective March 12, 1996. (This Exhibit has been previously filed as Exhibit 4(s) to Registrant's Form 10-Q for the period ended
      March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(k) Third Amendment to Loan Agreement by and among Registrant, Carbonics and Liberty, dated effective April 30, 1996. (This Exhibit has been previously filed as Exhibit 4.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

4(l) Amended and Restated Loan Agreement by and among Registrant, Carbonics and Liberty, dated as of October 31, 1996.

4(m) Letter Agreement for Construction Guidance Line of Credit between Registrant d/b/a The Oaks Venture and Liberty, dated July 17, 1995. (This Exhibit has been previously filed as Exhibit 4(o) to Registrant's Form 10-Q for the period ended June 30, 1995, filed on August 7, 1995, and same is incorporated by reference).

4(n) Letter Agreement for Construction Guidance Line of Credit between Registrant d/b/a The Oaks Venture and Liberty, dated effective March 21, 1996. (This Exhibit has been previously filed as Exhibit 4(t) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(o) Promissory Note from Registrant to the Trustees of the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Trustees") dated September 20, 1995. (This Exhibit has been previously filed as Exhibit 4(o) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4(p) Extension and Renewal Promissory Note from Registrant to the Trustees dated March 31, 1996. (This Exhibit has been previously filed as Exhibit 4(u) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(q) Amended and Restated Renewal Promissory Note from Registrant to the Trustees dated October 11, 1996.

4(r) Amended and Restated Renewal Promissory Note from Registrant to the Trustees dated February 17, 1997.

4(s) Promissory Note from Registrant to the Trustee of the William M. Beard Irrevocable Trust "B" (the "B Trust") dated December 27, 1995. (This Exhibit has been previously filed as Exhibit 4(p) to Registrant's
      Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4(t) Extension and Renewal Promissory Note from Registrant to the B Trust dated March 31, 1996. (This Exhibit has been previously filed as Exhibit 4(v) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(u) Amended and Restated Renewal Promissory Note from Registrant to the B Trust dated February 17, 1997.

4(v) Promissory Note from Registrant to the Trustee of the William M. Beard Irrevocable Trust "C" (the "C" Trust") dated December 27, 1995. (This Exhibit has been previously filed as Exhibit 4(q) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4(w) Extension and Renewal Promissory Note from Registrant to the C Trust dated March 31, 1996. (This Exhibit has been previously filed as Exhibit 4(w) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(x) Amended and Restated Renewal Promissory Note from Registrant to the C Trust dated February 17, 1997.

10    Material contracts:

10(a) The Beard Company 1993 Stock Option Plan dated August 27, 1993.  (This
      Exhibit has previously been filed as Exhibit 10(f) to Amendment No. 1, filed on September 3, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).*

10(b) The Beard Company 1994 Phantom Stock Units Plan adopted November 1, 1994.
      (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).*

10(c) Stockholders' Agreement made as of January 27, 1993 by and among Registrant, Carbonics and Clifford Collen, Jr. ("Collen"). (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).*

10(d) Stock Purchase Agreement dated as of December 15, 1991 by and among
      Registrant (formerly known as Beard Investment Company), Carbonics and Collen. (This Exhibit has been previously filed as Exhibit 10.9 of Item 14(a) to Beard Oil's Form 8, Amendment No. 1, Form 10-K for the fiscal year ended December 31, 1991 and same is incorporated herein by reference).*

10(e) Conversion Agreement dated as of January 31, 1995 by and among Registrant,
      Carbonics and Collen. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December
      31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).*

10(f) Employment Agreement dated April 3, 1995 by and among Registrant,
      Carbonics, Collen and Beard Oil. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).*

10(g) The Beard Company Deferred Stock Compensation Plan. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).*

------------------

* Compensatory plan or arrangement.

10(h) Subscription Agreement by and between Cibola Corporation ("Cibola") and
      Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(i) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated
      April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(j) Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(k) Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

21    Subsidiaries of the Registrant.

23    Consent of KPMG Peat Marwick LLP.

27    Financial Data Schedules


  The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE BEARD COMPANY

                                             (Registrant)


                                             HERB MEE, JR.

DATE:  March 25, 1997                        Herb Mee, Jr.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

  Signature                   Title                   Date
  ---------                   -----                   ----

  W.M. BEARD
  W.M. Beard                  Chief Executive Officer  March 25, 1997

  HERB MEE, JR.
  Herb Mee, Jr.               President and Chief      March 25, 1997
                              Financial Officer

  JACK A. MARTINE
  Jack A. Martine             Controller and Chief     March 25, 1997
                              Accounting Officer

  W.M. BEARD
  W.M. Beard                  Chairman of the Board    March 25, 1997

  HERB MEE, JR.
  Herb Mee, Jr.               Director                 March 25, 1997

  ALLAN R. HALLOCK
  Allan R. Hallock            Director                 March 25, 1997

  W.R. PLUGGE
  W.R. Plugge                 Director                 March 27, 1997

  FORD C. PRICE
  Ford C. Price               Director                 March 25, 1997

  MICHAEL E. CARR
  Michael E. Carr             Director                 March 26, 1997

                     THE BEARD COMPANY

                       EXHIBIT INDEX

         Forming a Part of Form 10-K Annual Report to the Securities and Exchange Commission

Exhibit
Number      Brief Description                       Method of Filing
-------     -----------------                       ----------------
2           Agreement and Plan of Reorganization           (1)

3(i)        Amended and Restated Certificate of
            Incorporation                                  (1)

3(ii)       Restated By-Laws (as amended January
            11, 1996)                                      (1)

4(a)        Agreement of Sale and Purchase by and
            among Beard Oil and Sensor Oil
            & Gas, Inc.                                    (1)

4(b)        Certificate of Designations, Powers,
            Preferences and other Special Rights           (1)

4(c)        Stock Purchase Agreement                       (1)

4(d)        Settlement Agreement with Certificate of
            Amendment attached                             (1)

4(e)        Promissory Note from Carbonic Reserves to
            John Hancock dated July 1, 1991                (1)

4(f)        Security Agreement from Carbonics to
            JHLC dated June 11, 1991                       (1)

4(g)        Guarantee from Registrant to Hancock           (1)

4(h)        Loan Agreement by and among Registrant,
            Carbonics and Liberty Bank &
            Trust Company                                  (1)

4(i)        First Amendment to Loan Agreement dated
            November 13, 1995                              (1)

4(j)        Second Amendment to Loan Agreement dated
            March 12, 1996                                 (1)

4(k)        Third Amendment to Loan Agreement dated
            April 30, 1996                                 (1)

4(l)        Amended and Restated Loan Agreement
            dated October 31, 1996                         (3)

4(m)        Letter Agreement for Construction Guidance
            Line of Credit dated July 17, 1995             (1)

4(n)        Letter Agreement for Construction Guidance
            Line of Credit dated March 21, 1996            (1)

4(o)        Promissory Noted from Registrant to the
            Trustees of the William M. Beard and Lu
            Beard 1988 Charitable Unitrust dated
            September 20, 1995                             (1)

4(p)        Extension and Renewal Promissory Note
            from Registrant to the Trustees dated
            March 31, 1996                                 (1)

4(q)        Amended and Restated Renewal Promissory
            Note from Registrant to the Trustees
            dated October 11, 1996                         (3)

4(r)        Amended and Restated Renewal Promissory
            Note from Registrant to the Trustees
            dated February 17, 1997                        (3)

4(s)        Promissory Note from Registrant to
            Irrevocable Trust "B" dated December 27,
            1995                                           (1)

4(t)        Extension and Renewal Promissory Note to
            the B Trust dated March 31, 1996               (1)

4(u)        Amended and Restated Renewal Promissory
            Note from Registrant to the B Trust dated
            February 17, 1997                              (3)

4(v)        Promissory Note from Registrant to
            Irrevocable Trust C dated December 27, 1995    (1)

4(w)        Extension and Renewal Promissory Note
            from Registrant to the C Trust dated
            March 31, 1996                                 (1)

4(x)        Amended and Restated Renewal Promissory
            Note from Registrant to the C Trust
            Dated February 17, 1997                        (3)

10(a)       The Beard Company 1993 Stock Option Plan       (2)

10(b)       The Beard Company 1994 Phantom Stock Plan      (2)

10(c)       Shareholders' Agreement made as of
            January 27, 1993                               (2)

10(d)       Stock Purchase Agreement dated as of
            December 15, 1991                              (2)

10(e)       Conversion Agreement dated as of
            January 31, 1995                               (2)

10(f)       Employment Agreement dated April 3, 1995       (2)

10(g)       The Beard Company Deferred Stock
            Compensation Plan                              (2)

21          Subsidiaries of the Registrant                 (3)

23          Consent of KPMG Peat Marwick LLP               (3)

27          Financial Data Schedule                        (3)

--------------------

(1) Incorporated by reference.

(2) Compensatory plan or arrangement.

(3) Filed herewith electronically.