Form 10-Q
period 1997-03-31
BEARD CO /OK
filed 1997-05-14
CIK 909992

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the period ended March 31, 1997
                                      or

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997.


                   Common Stock $.001 par value - 2,799,074

                               THE BEARD COMPANY

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheets - March 31, 1997 (Unaudited) and December 31, 1996

  Statements of Operations - Three Months ended March 31, 1997 and 1996
    (Unaudited)

  Statements of Shareholders' Equity, Year ended December 31, 1996 and Three Months ended March 31, 1997 (Unaudited)

  Statements of Cash Flows - Three Months ended March 31, 1997 and 1996
    (Unaudited)

  Notes to Financial Statements (Unaudited)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2. Changes in Securities

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

                      THE BEARD COMPANY AND SUBSIDIARIES

                             Financial Statements



         March 31, 1997 (Unaudited) and December 31, 1996 and for the
            Three Months Ended March 31, 1997, and 1996 (Unaudited)



                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                     THE BEARD COMPANY AND SUBSIDIARIES
                              Balance Sheets
             March 31, 1997 (Unaudited) and December 31, 1996

                                                 March 31,        December 31,
      ASSETS                                       1997                1996
                                             ---------------      -------------
Current assets:
--------------
Cash and cash equivalents                    $       240,000      $     375,000
Accounts receivable, less allowance for
  doubtful receivables of $72,000 in 1997
  and $71,000 in 1996                              2,396,000          2,405,000
Inventories                                          998,000          2,003,000
Prepaid expense                                      452,000            442,000
Other assets                                          72,000             73,000
                                             ---------------     --------------
              Total current assets                 4,158,000          5,298,000
                                             ----------------    --------------
Investments and other assets                       1,679,000          1,710,000

Property, plant and equipment, at cost            17,239,000         16,793,000
    Less accumulated depreciation,
      depletion and amortization                   8,416,000          8,094,000
                                             ---------------     --------------
              Net property, plant and equipment    8,823,000          8,699,000
                                             ---------------     --------------
Intangible assets, at cost                         4,330,000          4,305,000
    Less accumulated amortization                  3,571,000          3,539,000
                                             ---------------     --------------
              Net intangible assets                  759,000            766,000
                                             ---------------     --------------
                                             $    15,419,000     $   16,473,000
                                             ===============     ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
-------------------
Trade accounts payable                       $    1,575,000      $    1,395,000
Accrued expense and other liabilities               426,000             609,000
Short-term debt                                        -                639,000
Current maturities of long-term debt                776,000             910,000
                                             --------------      ---------------
              Total current liabilities           2,777,000           3,553,000
                                             --------------      ---------------
Long-term debt less current maturities            3,067,000           2,911,000
Minority interest in consolidated
  subsidiaries                                      143,000             153,000

Redeemable preferred stock of $100 stated
  value; 5,000,000 shares authorized;
  90,156 shares issued and outstanding
  (note 4)                                        1,200,000           1,200,000

Common shareholders' equity:
---------------------------

Common stock of $.001 par value per share;
  10,000,000 shares authorized;
  2,799,074 shares issued and outstanding
  in 1997 and 1996                                   3,000                3,000
Capital in excess of par value                  41,629,000           41,629,000
Accumulated deficit                            (33,400,000)         (32,976,000)
                                           ---------------       --------------
              Total common shareholders'
              equity                             8,232,000            8,656,000
                                           ---------------       --------------
Commitments and contingencies (note 8)     $    15,419,000       $   16,473,000
                                           ===============       ==============

                  See accompanying notes to financial statements.

                      THE BEARD COMPANY AND SUBSIDIARIES
                           Statements of Operations
                                  (Unaudited)

                                                For the Three Months Ended
                                           ---------------------------------
                                              March 31,             March 31,
                                                 1997                   1996
                                           ------------          ------------
Revenues:
       Carbon dioxide                      $  2,918,000          $  2,779,000
       Environmental/resource recovery        1,169,000               350,000
       Other                                     35,000                17,000
                                           ------------          ------------
                                              4,122,000             3,146,000
Expenses:
       Carbon dioxide                         2,053,000             2,064,000
       Environmental/resource recovery          995,000               527,000
       Selling, general and administrative    1,031,000               947,000
       Depreciation, depletion and
         amortization                           361,000               302,000
       Other                                      7,000                14,000
                                           ------------          ------------
                                              4,447,000             3,854,000
Operating profit(loss):
       Carbon dioxide                            79,000               (86,000)
       Environmental/resource recovery         (175,000)             (353,000)
       Other                                   (229,000)             (269,000)
                                           ------------          ------------
                                               (325,000)             (708,000)

Other income (expense):
       Interest income                            3,000                 2,000
       Interest expense                         (88,000)              (46,000)
       Gain on sale of assets                    53,000                12,000
       Gain on take-or-pay contract settlement
         (note 6)                                  -                   939,000
       Other, including equity in net loss
         of unconsolidated affiliates           (77,000)              (96,000)
       Minority interest in operations of
         consolidated subsidiaries               10,000                  -
                                           ------------          ------------
Earnings (loss) from continuing operations
  before income taxes                          (424,000)              103,000
Income taxes (note 7)                              -                     -
                                           ------------          ------------
Earnings (loss) from continuing operations $   (424,000)         $    103,000

       Loss from discontinued real
         estate operations (note 2)                -                   (8,000)
                                           ------------          ------------
Net earnings (loss)                        $   (424,000)         $     95,000
                                           ============          ============
Net earnings (loss) attributable to common
  shareholders                             $   (424,000)               95,000
                                           ============          ============
Earnings (loss) per common share and
  common equivalent share (primary EPS)
  (note 5):
       Earnings (loss) from continuing
       operations                          $      (0.15)         $       0.03
       Loss from discontinued operations            -                     -
       Net earnings (loss)                 $      (0.15)         $       0.03

                       See accompanying notes to financial statements.


                                        THE BEARD COMPANY AND SUBSIDIARIES
                                        Statements of Shareholders' Equity

                                                                                                          TOTAL
                                                                  CAPITAL IN                              COMMON
                                                  COMMON          EXCESS OF         ACCUMULATED         SHAREHOLDERS'
                                                   STOCK          PAR VALUE          DEFICIT              EQUITY
                                                 ----------    --------------     --------------       --------------
Balance, December 31, 1995                       $    3,000    $  41,446,000      $  (32,661,000)      $    8,788,000
       Net loss, year ended December 31, 1996          -                -               (315,000)            (315,000)
       Issuance of 68,244 shares of common stock       -             183,000               -                  183,000
                                                 ----------    -------------      --------------       --------------
Balance, December 31, 1996                            3,000       41,629,000         (32,976,000)           8,656,000
       Net loss, three months ended March 31, 1997     -                -               (424,000)            (424,000)
                                                 ----------    -------------      --------------       --------------
Balance, March 31, 1997                          $    3,000    $  41,629,000      $  (33,400,000)      $    8,232,000
                                                 ==========    =============      ==============       ==============

                             See accompanying notes to financial statements.


                      THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Cash Flows
                               (Unaudited)

                                               For the Three Months Ended
                                           -----------------------------------
                                           March 31, 1997       March 31, 1996
                                           --------------       --------------
Operating activities:
    Cash received from customers           $ 5,332,000          $ 3,361,000
    Cash paid to suppliers and employees    (4,426,000)          (3,812,000)
    Cash received from settlement of
      take-or-pay contract                        -                 539,000
    Interest received                            3,000                1,000
    Interest paid                             (136,000)             (47,000)
                                           -----------          -----------
        Net cash provided by operating
          activities                           773,000               42,000
                                           -----------          -----------
Investing Activities:
    Acquisition of property, plant
      and equipment                           (369,000)            (341,000)
    Proceeds from sale of assets                55,000              149,000
    Other investments                           16,000               (8,000)
                                           -----------          -----------
        Net cash used in investing
          activities                          (298,000)            (200,000)
                                           -----------          -----------
Financing Activities:
    Proceeds from line of credit and
      term notes                               985,000            1,085,000
    Payments on line of credit and
      short-term notes                      (1,595,000)            (891,000)
    Proceeds from issuance of stock               -                  10,000
                                           -----------          -----------
        Net cash provided by (used in)
          financing activities                (610,000)             204,000
                                           -----------          -----------
Net increase (decrease) in cash and
  cash equivalents                            (135,000)              46,000
Cash and cash equivalents at beginning
  of period                                    375,000              220,000
                                           -----------          -----------
Cash and cash equivalents at end of
  period                                   $   240,000          $   266,000
                                           ===========          ===========

                                   Continued


                       THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Cash Flows
                                  (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by Operating
----------------------------------------------------------------------
Activities
----------

                                              For the Three Months Ended
                                          -----------------------------------
                                          March 31, 1997       March 31, 1996
                                          --------------       --------------
Net earnings (loss)                       $   (424,000)        $      95,000
Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
  activities:
    Depreciation, depletion and amortization   361,000               303,000
    Gain on sale of assets                     (53,000)              (12,000)
    Receipt of equipment as part of
      settlement of take-or-pay contract          -                 (400,000)
    Interest and other costs (capitalized)
      recognized on real estate project        464,000               (30,000)
    Other, including minority interest in
      consolidated subsidiaries                 83,000                99,000
                                          ------------         -------------
        Net cash provided by operations
          before changes in current assets
          and liabilities                      431,000                55,000
    (Increase) decrease in accounts
      receivable, prepaids and other
      current assets                            (3,000)               53,000
    (Increase) decrease in inventories         541,000              (258,000)
    Increase (decrease) in accounts
      payable, accrued expenses and other
      liabilities                             (196,000)              192,000
                                          ------------         -------------
    Net cash provided by operating
      activities                          $    773,000         $      42,000
                                          ============         =============

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Purchase of property, plant and equipment
  and intangible assets through issuance
  of debt obligations                     $       -            $      99,000
                                          ============         =============
Receipt of equipment as part of
  settlement of take-or-pay contract      $       -            $     400,000
                                          ============         =============

                         See accompanying notes to financial statements.

                           THE BEARD COMPANY AND SUBSIDIARIES
                              Notes to Financial Statements

                                 March 31, 1997 and 1996
                                       (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION
   The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Beard's 1996 annual report on Form 10K.

   The accompanying consolidated financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries ("Beard or the Company"). All significant intercompany transactions have been eliminated.

   The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of manage-ment, necessary for a fair statement of the results for the interim periods presented.

   The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

   The Company operates within two major industry segments: (1) the carbon dioxide ("CO2") segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; and (2) the en-vironmental/resource recovery ("E/RR") segment, consisting of environmental services and resource recovery activities. The Company also operated in the real estate ("R/E") segment, consisting of real estate construction and development, which was discontinued in January, 1997. The Company also has other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine.

(2)  DISCONTINUED OPERATIONS
   In January 1997, the Company approved a formal plan to dispose of the assets of its R/E segment. The Company estimated that it would incur a loss of
   $180,000  from  discontinuing  real  estate  construction   and  development
   activities.   The  loss  was  recorded  in  the  fourth quarter of 1996  and represented the difference in the estimated amounts to be received from disposing of the real estate construction and development assets and the asset's recorded values as of December 31, 1996.

   Results of operations of the R/E segment for the three months ended March 31, 1996, have been restated as discontinued operations in the accompanying statements of operations. Operating results of the discontinued operations through the date of sale of all remaining assets are not expected to be significant.

   During the three months ended March 31, 1997, the Company disposed of real estate construction and development assets for $1,196,000 which approximated the Company's estimated disposition values of these assets.

   As of March 31, 1997, the significant assets of the R/E segment included two speculative homes valued at approximately $574,000.

(3)  ACQUISITION
   On May 21, 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. ("HDT") for $482,000. HDT utilizes trenchless technology and specializes in directional drilling for utility,
   underground  cable  and environmental remediation  projects.   The  purchase
   price consisted of a non-interest bearing contingent payment obligation, a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership in an existing subsidiary involved in environmental/resource recovery operations. The contingent payment obligation is payable only from 80% of specified cash flows of HDT and the existing environmental/resource recovery subsidiary and was recorded based upon its estimated present value. The non-interest bearing note was also recorded at its present value and was converted into the Company's common stock subsequent to the acquisition. The fair value of the net identifiable assets of HDT approximated $143,000 on the acquisition
   date.   The  excess  of  the  purchase price over the fair value of the  net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HDT prior to May 21, 1996, are not included in the Company's consolidated financial statements.

(4)  REDEEMABLE PREFERRED STOCK
   The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. The Company's operations through March 31, 1997, were not sufficient to begin the sharing of the consolidated net income. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  EARNINGS (LOSS) PER SHARE
   Loss per common share for the three-month period ended March 31, 1997, has been computed by dividing the loss by the weighted average number of common shares outstanding during the quarter. Common share equivalents and any potentially dilutive securities outstanding were not considered in the March 31, 1997, calculations, as the effects would have been antidilutive.

   Primary earnings per common share for the three-month period ended March 31, 1996, were computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the effect of shares issuable upon exercise of incentive and non-qualified stock options using the treasury stock method. Fully diluted earnings per share include the potential dilution of the earnings available to common stockholders as if the preferred stock was converted to common stock. The calculation includes the weighted average number of shares of common shares outstanding, the common stock equivalents, and the common shares that would result from the conversion of the preferred shares.

   The table on the following page contains the components of the common share and common equivalent share amounts used in the calculation of earnings
   (loss) per share in the Company's statement of operations:

                           THE BEARD COMPANY AND SUBSIDIARIES
                              Notes to Financial Statements

                                   March 31, 1997 and 1996
                                         (Unaudited)

                                               For the Three Months Ended
                                             --------------------------------
                                              March 31,             March 31,
                                                1997                  1996
                                              ---------             ---------
Primary EPS:
     Weighted average of common
       shares outstanding                     2,799,074             2,734,094
     Options considered to be
       common stock equivalents                    -                   17,752
                                              ---------             ---------
                                              2,799,074             2,751,846
                                              =========             =========

(6)  SETTLEMENT OF TAKE-OR-PAY CONTRACT
   In February 1996, the Company negotiated a settlement of a take-or-pay con-tract under which a customer was obligated to purchase certain volumes of liquid CO2. As a result of the settlement, the Company received $539,000 of cash and assets with an estimated fair value of $400,000 and the Company released the party of its contractual obligation to purchase the contracted liquid CO2 volumes. The Company realized a gain of $939,000 related to this settlement.

(7)  INCOME TAXES
   In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the net deductible timing differences. There is no provision for income taxes in 1997 or 1996 due to the availability of net operating losses and other carryforwards.

   At March 31, 1997, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                             Expiration
                                               Date              Amount
                                             ----------       ----------
Federal regular tax operating loss carry-
  forwards                                    2001-2011       $  67,388
Investment tax credit carryforward            1997-2000             679
Tax depletion carryforward                    Indefinite          5,500
                                              ----------      ----------
                                               Total          $  73,567
                                                              ==========

(8)  COMMITMENTS AND CONTINGENCIES
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

(9)  CHANGE IN CONTROL COMPENSATION AGREEMENTS
     In January 1997, the Company's dry ice subsidiary entered into Change of Control Compensation agreements with its President and two other employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on material changes in the Company's financial condition since December 31, 1996 and results of opera-tions for the quarter ended March 31, 1997 compared to the prior year
     first quarter.  Such discussion  should  be  read   in  conjunction  with
     the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1996 Form 10-K.

     The Company operates within two major industry  Segments:   (1)  the
     carbon dioxide ("CO2") Segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; and
     (2) the environmental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities. The Company also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine, and
     (ii) various assets and investments which the Company has been liquidating as opportunities have materialized, including the assets of the Company's former real estate construction and development ("R/E")
     Segment, the operations of which were discontinued in January, 1997. (See Note 2 to the Financial Statements).

MATERIAL CHANGES IN FINANCIAL CONDITION - MARCH 31, 1997 AS COMPARED WITH DECEMBER 31, 1996.

     The following table reflects some of the changes in the Company's financial condition during the periods indicated:

                                        March 31,             December 31,            Increase
                                          1997                    1996               (Decrease)
                                        ---------             ------------            --------
Cash and cash equivalents              $  240,000              $  375,000              $(135,000)
Working capital                        $1,381,000              $1,745,000              $(364,000)
Current ratio                           1.50 to 1               1.49 to 1



   The Company's ability to generate working capital from operations during the first quarter of 1997 was adversely affected by operating losses from the E/RR
Segment and the low sales volumes of the CO2 Segment.   The  Company's  core
operations are affected by seasonality.   The first quarter is normally a poor
one for the dry ice business, and cold and/or rainy   weather   also  normally
causes   a   slowdown   of   sales   in   the environmental/resource  recovery
Segment. As previously mentioned, the Company has discontinued the R/E Segment and the sale of substantially all of its assets in this Segment during the quarter provided cash of $996,000 and working capital of $220,000. The proceeds from the sale were used to pay down the short-term debt associated with the construction cost of these assets. Despite the seasonal decline, however, net working capital generated by operations for the first three months of 1997 amounted to $431,000, a strong improvement over the $55,000 generated in the 1996 quarter.

   In addition to the proceeds from the sale of assets in the R/E Segment, the Company has been able to satisfy its liquidity needs through its working
capital  and  borrowing  arrangements.   Future cash flows and availability  of
credit are subject to a number of variables, including the price and demand for dry ice, a continuing source of economical CO2, and continuing private and governmental demand for environmental services. Despite these uncertainties, the Company anticipates that its cash flow from operations and continuing availability of credit on a basis similar to that experienced to date will be sufficient to meet its planned operating costs and capital spending require-ments.

   Additional capital expenditures of $369,000 were made by the following Segments in property, plant and equipment during the first three months of 1997:

              Carbon dioxide                     $272,000
              Environmental/resource recovery      59,000
              Other                                38,000
                                                 --------
                                                 $369,000
                                                 ========

   The CO2 Segment's line of credit will be sufficient to fund its presently foreseeable capital expenditure requirements, including the $713,000 projected for the last nine months of 1997. The Company's other credit lines and cash flow will be adequate to fund the $449,000 of capital expenditures projected for the rest of the Company for the last nine months of the year.

   Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent  it  is  required to redeem any of the Beard preferred
stock pursuant to the mandatory redemption  provisions.   See  Note  2  to  the
accompanying financial statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997 AS COMPARED WITH THE QUARTER ENDED MARCH 31, 1996.

   The loss for the first quarter of 1997 was $424,000, compared to earnings
of  $95,000  for  the  same time period  in  1996.   There was  a  significant
improvement in operating margins across the board; the CO2 Segment improved by $165,000, the E/RR Segment by $178,000, and Other by $40,000. As a result, the operating loss for the current quarter decreased 54% to $325,000
versus  $708,000  a  year  ago.   The  first  quarter of 1996 was favorably
impacted by a $939,000 gain from the settlement of a take-or-pay contract in the CO2 Segment.

      Operating results of the Company's two Segments are reflected below:

                                    1997              1996
                                    ----              ----
OPERATING PROFIT (LOSS):
   Carbon dioxide                $79,000           $(86,000)
   Environmental/resource
       recovery                 (175,000)          (353,000)
                                ----------         ----------
          Subtotal               (96,000)          (439,000)
   Other                        (229,000)          (269,000)
                                ----------         ----------
                                (325,000)          (708,000)
                                ==========         ==========

  The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

CARBON DIOXIDE

  First quarter 1997 operations reflected an operating profit of $79,000 compared to an $86,000 loss for the 1996 first quarter. The primary component of revenues for this Segment is dry ice sales which are seasonal with the downturn occurring from December through February, while the brisk sales period occurs from June through August and then again in October. The operating loss for the dry ice component of this Segment decreased to $6,000 in 1997 from $141,000 in 1996 as a result of increased sales and lower operating costs.

   Revenues from this Segment totaled $2,918,000 for the 1997 first quarter, a 5% increase over last year's first quarter. The factors contributing to this improvement included increases in the volume of dry ice sales, in the sales of equipment, and in the Company's allocated share of sales from its working
interest in a producing CO2 unit.   This  improvement  in  revenues was par-
tially offset by increases in expenses associated with advertising and sales, insurance, and an incentive-sales arrangement for employees.

ENVIRONMENTAL/RESOURCE RECOVERY

   A significant increase in revenues generated by the E/RR Segment led to a sharply reduced operating loss by this Segment in the first quarter of 1997 as compared to the same period in 1996. This increase in revenue was primarily caused by an increase in environmental services activity and the operation of the Horizontal Drilling rigs acquired in the acquisition of Horizontal Drilling Technologies, Inc. ("HDT") in May, 1996 (see Note 3 to the Financial Statements). This increase was offset somewhat, however, by a decline in the revenues generated by resource recovery activities due to the completion in February 1996 of a contract with the U. S. Department of Energy related to the Company's patented Mulled Coal technology. Management has been pursuing and will continue to pursue the commercial development of this technology during the remainder of 1997.

OTHER ACTIVITIES

      Other operations, consisting primarily of general and corporate activities, generated a slightly smaller operating loss for the first quarter of 1997 as compared to the same period last year. A slight decrease in the revenues generated by the corporate group was more than offset by a larger decrease in corporate overhead expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $1,031,000 from $947,000 in the 1996 first quarter. This resulted primarily from an increase in the SG&A of the E/RR Segment as a result of including the operations of HDT (see Note 3 to the Financial Statements) which added $94,000 to SG&A.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES

   The first quarter of 1997 had a minor increase in DD&A expense of $59,000, reflecting additions to property, plant and equipment made during the past year.

OTHER INCOME AND EXPENSES

   The other income and expenses for the first quarter of 1997 netted to a $99,000 loss compared to $811,000 net income for the same period in 1996. As previously mentioned, the Company benefited in the first quarter of 1996 from
the settlement of a take-or-pay contract in the CO2 Segment.   This  settle-
ment resulted  in  a gain of $939,000.   The  Company realized a gain of
$53,000 on the sale of assets during the first quarter of 1997 compared to $12,000 for the same period in 1996.

DISCONTINUED OPERATIONS

   As previously noted, the Company discontinued its real estate construction and development activities in January of 1997 in order to focus its attention on other segments which are considered to have greater potential for growth and profitability. As discussed in Note 2 to the Financial Statements, the Company recognized the estimated loss of disposing of the R/E Segment's assets in the fourth quarter of 1996. In the first quarter of 1997, the Company sold all of the R/E Segment's assets, except for two completed speculative homes, for $1,196,000. One of these homes is under contract for closing on May 30, 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share data is required. The new standard will not apply to Beard's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. Beard has reviewed the requirements of SFAS No. 128 and has concluded that they will not have a material effect on the calculation of Beard's historical earnings (loss) per share data.

PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES.

   The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the Stock Purchase Agreement. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. As a result of these redemption requirements, the payment of any dividends to the common stockholders in the near future is very unlikely. See
Note 2 to the accompanying financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

     4 Promissory Note from Registrant to the Trustees of the William M. Beard and Lu Beard 1988 Charitable Unitrust, dated March 7, 1997.

    10 Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonic Reserves and three em-ployees.

    27     Financial Data Schedule.

(b) No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                              THE BEARD COMPANY

                                          HERB MEE, JR.
   (Date) May 13, 1997                    Herb Mee, Jr., President and
                                          Chief Financial Officer

                                          JACK A. MARTINE
   (Date) May 13, 1997                    Jack A. Martine, Controller and
                                          Chief Accounting Officer

                      THE BEARD COMPANY AND SUBSIDIARIES

                                  EXHIBIT INDEX

                  Forming a part of Form 10-Q Quarterly Report to the U.S. Securities and Exchange Commission

Exhibit
Number        Brief Description                 Method of filing
-------       -----------------                 ----------------

4            Promissory Note from Registrant
             to the Trustees of the William M.
             Beard and Lu Beard 1988 Charitable
             Unitrust, dated March 7, 1997      Filed herewith electronically

10           Form of Change of Control Com-
             pensation Agreement dated as of
             January 24, 1997, by and between
             Carbonic Reserves and three
             employees                          Filed herewith electronically

27           Financial Data Schedule            Filed herewith electronically