Form 10-Q
period 1997-06-30
BEARD CO /OK
filed 1997-08-12
CIK 909992

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1997
                                 or

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997.

              Common Stock $.001 par value - 2,799,074

                            THE BEARD COMPANY

                                INDEX


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheets - June 30, 1997 (Unaudited) and
    December 31, 1996

  Statements of Operations - Three Months and Six Months ended June 30, 1997 and 1996 (Unaudited)

  Statements of Shareholders' Equity, Year ended
    December 31, 1996 and Six Months ended
    June 30, 1997 (Unaudited)

  Statements of Cash Flows - Six Months ended
    June 30, 1997 and 1996 (Unaudited)

  Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                  THE BEARD COMPANY AND SUBSIDIARIES

                        Financial Statements

     June 30, 1997 (Unaudited) and December 31, 1996 and for the
  Three Months and Six Months Ended June 30, 1997, and 1996 (Unaudited)


                               PART I
                        FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           THE BEARD COMPANY AND SUBSIDIARIES
                                     Balance Sheets
                     June 30, 1997 (Unaudited) and December 31, 1996
                                                                     June 30,            December 31,
    ASSETS                                                             1997                1996
                                                                -----------------      ---------------
Current assets:
--------------
          Cash and cash equivalents                                  $    52,000        $   375,000
          Accounts receivable, less allowance for doubtful
          receivables of $57,000 in 1997 and $71,000 in 1996           2,803,000          2,405,000
          Inventories                                                    621,000          2,003,000
          Prepaid expense                                                337,000            442,000
          Other assets                                                   140,000             73,000
                                                                     -----------       ------------
                       Total current assets                            3,953,000          5.298,000
                                                                     -----------       ------------
Investments and other assets                                           1,675,000          1,710,000

Property, plant and equipment, at cost                                17,971,000         16,793,000
          Less accumulated depreciation, depletion and amortization    8,746,000          8,094,000
                                                                     -----------       ------------
          Net property, plant and equipment                            9,225,000          8,699,000
                                                                     -----------       ------------

Intangible assets, at cost                                             4,409,000          4,305,000
          Less accumulated amortization                                3,606,000          3,539,000
                                                                     -----------       ------------
              Net intangible assets                                      803,000            766,000
                                                                     -----------       ------------
                                                                     $15,656,000       $ 16,473,000
                                                                     ===========       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
-------------------
          Trade accounts payable                                     $ 1,671,000       $  1,395,000
          Accrued expense and other liabilities                          451,000            609.000
          Short-term debt                                                   -               639,000
          Current maturities of long-term debt                           921,000            910,000
                                                                     -----------       ------------
               Total current liabilities                               3,043,000          3,553,000
                                                                     -----------       ------------

Long-term debt less current maturities                                 3,037,000          2,911,000

Minority interest in consolidated subsidiaries                           123,000            153,000

Redeemable preferred stock of $100 stated value;  5,000,000 shares
           authorized; 90,156 shares issued and outstanding (note 4)   1,200,000          1,200,000

Common shareholders'equity:
          Common stock of $.001 par value per share; 10,000,000 shares authorized; 2,799,074 shares issued and
          outstanding in 1997 and 1996                                     3,000              3,000
          Capital in excess of par value                              41,629,000         41,629,000
          Accumulated deficit                                        (33,379,000)       (32,976,000)
                                                                     ------------       ------------
                Total common shareholders' equity                      8,253,000          8,656,000
                                                                     ------------       ------------
Commitments and contingencies (note 8)
                                                                     $15,656,000        $ 16,473,000
                                                                     ===========        ============

                      See accompanying notes to financial statements.

                  THE BEARD COMPANY AND SUBSIDIARIES
                        Statements of Operations
                              (Unaudited)
                                                 For Three Months Ended             For Six Months Ended
                                               -------------------------          ------------------------
                                                 June 30,       June 30,            June 30,      June 30,
                                                   1997          1996                 1997          1996
                                               -------------------------          ------------------------

Revenues:
  Carbon dioxide                               $ 3,891,000    $ 3,553,000         $ 6,809,000   $ 6,332,000
  Environmental/resource recovery                1,252,000        708,000           2,421,000     1,058,000
  Other                                             92,000         13,000             127,000        30,000
                                               -----------    -----------         -----------   -----------
                                                 5,235,000      4,274,000           9,357,000     7,420,000
Expenses:
  Carbon dioxide                                 2,501,000      2,419,000           4,554,000     4,483,000
  Environmental/resource recovery                1,139,000        603,000           2,134,000     1,130,000
  Selling, general and administrative            1,181,000      1,087,000           2,212,000     2,034,000
  Depreciation, depletion & amortization           373,000        320,000             734,000       622,000
  Other                                              9,000          8,000              16,000        22,000
                                              ------------    -----------         -----------     ---------
                                                 5,203,000      4,437,000           9,650,000     8,291,000

Operating profit (loss):
  Carbon dioxide                                   435,000        246,000             514,000       160,000
  Environmental/resource recovery                 (165,000)      (139,000)           (340,000)     (492,000)
  Other                                           (238,000)      (270,000)           (467,000)     (539,000)
                                              -------------   ------------        ------------    ----------
                                                    32,000       (163,000)           (293,000)     (871,000)
Other income (expense):
  Interest income                                    4,000          4,000               7,000         6,000
  Interest expense                                 (99,000)       (52,000)           (187,000)      (98,000)
  Gain on sale of assets                              -            74,000              53,000        86,000
  Gain on take-or-pay contract settlement (note 6)    -              -                   -          939,000
  Other, including unconsolidated affiliates        89,000         (7,000)             12,000      (103,000)
  Minority interest in operations of
    consolidated subsidiaries                       20,000         (3,000)             30,000        (3,000)
                                              -------------   ------------        ------------    ----------
Earnings (loss) from continuing operations
    before income tax                               46,000       (147,000)           (378,000)      (44,000)

Income taxes (note 7)                              (25,000)          -                (25,000)          -
                                              -------------   ------------        ------------    ----------
Earnings (loss) from continuing operations          21,000       (147,000)           (403,000)      (44,000)

  Loss from discontinued real estate
   operations (note 2)                                -            (8,000)                -         (16,000)
                                              -------------   ------------        ------------    ----------
Net earnings (loss)                           $     21,000    $  (155,000)        $  (403,000)    $ (60,000)
                                              =============   ============        ============    ==========

Net earnings (loss attributable to
   common shareholders                        $     21,000    $  (155,000)        $  (403,000)    $ (60,000)
                                              ============    ============        ============    ==========
Earnings (loss) per common share and common
   equivalent share (primary EPS) (note 5):
   Earnings (loss) from continuing operations $       0.01    $     (0.06)        $     (0.14)        (0.02)
   Loss from discontinued operations                    -              -                   -             -
   Earnings (loss)                            $       0.01    $     (0.06)        $     (0.14)    $   (0.02)

                           See accompanying notes to financial statements.

                                       THE BEARD COMPANY AND SUBSIDIARIES
                                       Statements of Shareholders' Equity
                                                                                                                      TOTAL
                                                                        CAPITAL IN                                   COMMON
                                                     COMMON              EXCESS OF          ACCUMULATED           SHAREHOLDERS'
                                                      STOCK              PAR VALUE            DEFICIT                EQUITY
                                                     ------            -----------          ------------          --------------
Balance, December 31, 1995                           $3,000            $41,446,000          $(32,661,000)             $8,788,000

  Net loss, year ended December 31, 1996                  -                      -              (315,000)               (315,000)

  Issuance of 68,244 shares of common stock               -                183,000                     -                 183,000
                                                     ------            -----------          ------------          --------------
Balance, December 31, 1996                            3,000             41,629,000           (32,976,000)              8,656,000

  Net loss, six months ended June 30, 1997                -                      -              (403,000)               (403,000)
                                                     ------            -----------          ------------          --------------
Balance, June 30, 1997                               $3,000            $41,629,000          $(33,379,000)             $8,253,000
                                                     ======            ===========          ============          ==============

                             See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                  (Unaudited)

                                                 FOR THE SIX MONTHS ENDED
                                               -----------------------------
                                             JUNE 30, 1997     JUNE 30, 1996
                                             -------------     -------------
OPERATING ACTIVITIES:
  Cash received from customers                 $10,493,000        $7,501,000
  Cash paid to suppliers and employees          (9,245,000)       (7,805,000)
  Cash received from settlement of
    take-or-pay contract                             -               539,000
  Interest received                                  6,000             4,000
  Interest paid                                   (199,000)         (140,000)
                                               -----------        ----------
    Net cash provided by operating activities    1,055,000            99,000
                                               -----------        ----------

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment    (904,000)         (813,000)
  Proceeds from sale of assets                      58,000           241,000
  Other investments                                 22,000            33,000
                                               -----------        ----------
    Net cash used in investing activities         (824,000)         (539,000)
                                               -----------        ----------

FINANCING ACTIVITIES:
  Proceeds from line of credit and term notes    1,229,000         2,263,000
  Payments on line of credit and term notes     (1,783,000)       (1,778,000)
  Proceeds from issuance of stock                    -                25,000
                                               -----------        ----------
    Net cash provided by (used in) financing
      activities                                  (554,000)          510,000
                                               -----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (323,000)           70,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                           375,000           220,000
                                               -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $52,000          $290,000
                                               ===========        ==========

                                        Continued

                       THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Cash Flows
                                   (Unaudited)
Reconciliation of Net loss to Net Cash
Provided by Operating Activities

                                               FOR THE SIX MONTHS ENDED
                                          ----------------------------------
                                          June 30, 1997        June 30, 1996
                                          -------------        -------------
Net loss                                  $(403,000)            $(60,000)
Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
    Depreciation, depletion and
      amortization                          734,000              625,000
    Gain on sale of assets                  (53,000)             (86,000)
    Interest and other costs
      (capitalized) recognized
      on real estate project                478,000              (66,000)
    Provision for impairment of assets       60,000              120,000
    Gain on take-or-pay contract
      settlement                                  -             (400,000)
    Other, including minority interest
      in consolidated subsidiaries          (82,000)             (10,000)
                                         ----------           ----------
      Net cash provided by operations
        before changes in current
        assets and liabilities              734,000              123,000
    Increase in accounts receivable,
      prepaids and other current
      assets                               (308,000)             (53,000)
    (Increase) decrease in inventories      932,000             (543,000)
    Increase (decrease) in accounts
      payable, accrued expenses
      and other liabilities                (303,000)             572,000
                                         ----------           ----------
     Net cash provided by operating
       activities                        $1,055,000              $99,000
                                         ==========           ==========
Supplemental Schedule of Noncash
  Investing and Financing Activities

Purchase of property, plant and
  equipment and intangible assets
  through issuance of debt
  obligations                            $        -          $1,013,000
                                         ==========          ==========
Receipt of property, plant, and
  equipment as part of settlement
  of take-or-pay contract                $        -          $  400,000
                                         ==========          ==========
Sale of inventory for a note
  receivable                             $   87,000          $        -
                                         ==========          ==========

               See accompanying notes to financial statements.

                      THE BEARD COMPANY AND SUBSIDIARIES
                         Notes to Financial Statements

                            June 30, 1997 and 1996
                                  (Unaudited)




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION
   The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Beard's 1996 annual report on Form 10-K.

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

   The results of operations for the three and six-month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

   The Company operates within two major industry  segments:   (1)  the  carbon
   dioxide ("CO2") Segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; and (2) the environ-mental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities. The Company's real estate ("R/E") Segment, consisting of real estate construction and development, was dis-
   continued in January,  1997.  See  Note  2  below.   The Company  also has
   other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine.

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

   Results of operations of the R/E Segment for the three and six months ended June 30, 1996, have been restated as discontinued operations in the accompanying statements of operations. Operating results of the discontinued operations through the date of sale of all remaining assets are not expected to be significant.

   During the six months ended June 30, 1997, the Company disposed of certain real estate construction and development assets for $1,534,000 which approximated the Company's estimated disposition values of those assets.

   As of June 30, 1997 the significant remaining asset of the R/E Segment consisted of one speculative home which the Company expects to dispose of by December 31, 1997 at its June 30, 1997 recorded value.

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

(4)  REDEEMABLE PREFERRED STOCK
   The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. The Company's operations through June 30, 1997, were not sufficient to begin the sharing of the consolidated net income. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  EARNINGS (LOSS) PER SHARE
   Earnings (loss) per common share for the respective three and six-month periods ended June 30, 1997 and 1996 have been computed by dividing the earnings (loss) by the weighted average number of common shares outstanding during the respective periods. Common share equivalents and any potentially dilutive securities outstanding were not considered as the effects would not have been dilutive.

   The table below contains the components of the common share and common equivalent share amounts used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                  For the Three Months Ended             For the Six Months Ended
                                  -----------------------------          --------------------------
                                   June 30,            June 30,          June 30,          June 30,
                                     1997               1996               1997                1996
                                  ---------           ---------          ---------         --------
Primary EPS:
  Weighted average common
    shares outstanding            2,799,074           2,736,141          2,799,074        2,736,141
  Options considered to be
    common stock equivalents              -                   -                  -                -
                                  ---------           ---------          ---------        ---------
                                  2,799,074           2,736,141          2,799,074        2,736,141
                                  =========           =========          =========        =========

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

(7)  INCOME TAXES
   In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the net deductible timing differences. There is no provision for regular federal income taxes in 1997 or 1996 due to the availability of net operating losses and other carryforwards. The provision in the statements of operations for the three and six-month periods ending June 30, 1997 consists of $8,000 in state income tax and $17,000 in federal alternative minimum tax.

   At June 30, 1997, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                             Expiration
                                             Date                  Amount
                                             -----------           -------
Federal regular tax operating loss
  carryforwards                              2001-2010           $  65,788

Investment tax credit carryforward           1997-2000                 679

Tax depletion carryforward                   Indefinite              5,500
                                                                 ---------
                                               Total             $  71,967
                                                                 =========

(8)  COMMITMENTS AND CONTINGENCIES
   In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

(9)  LETTER OF INTENT
   In June 1997, the Company signed a letter of intent to sell substantially all of the assets of Carbonic Reserves (an 85% owned subsidiary of Beard in the CO2 Segment) for cash and the assumption of certain liabilities. The sale is expected to close on October 1, 1997 and result in a gain ranging from $10 to $12 million. The sale is subject to approval by the Company's shareholders at the annual meeting scheduled to be held on September 25, 1997 and to certain other conditions. If the sale is consummated as anticipated, the Company's continuing operations will consist of its environmental services and resource recovery activities, and the CO2 Seg-ment's operations will be presented as discontinued in the statements of operations for all periods presented. The sale is expected to result in the redemption of approximately $3.5 million (35,000 shares) of the Company's preferred stock. The other proceeds from the sale are expected to be used to pay down virtually all of the Company's outstanding indebtedness and provide working capital to exploit the Company's remaining assets.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion focuses on material changes in the Company's financial condition since December 31, 1996 and results of operations for the quarter ended June 30, 1997 compared to the prior year second quarter and the six months ended June 30, 1997 compared to the prior year six months. Such discus-sion should be read in conjunction with the Company's financial statements in-cluding the related footnotes.

In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1996 Form 10-K.

The Company operates within two major industry segments: (1) the carbon dioxide ("CO2") Segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the production of CO2; (2) the environmental/resource re-covery ("E/RR") Segment, consisting of environmental services and resource recovery activities. The Company also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine, and (ii) various assets and investments which the Com-pany has been liquidating as opportunities have materialized, including the as-sets of the Company's former real estate construction and development ("R/E") Segment, the operations of which were discontinued in January, 1997. See
Note 2 to the financial statements.

Material changes in financial condition - June 30, 1997 as compared with December 31, 1996.

The following table reflects some of the changes in the Company's financial con-dition during the periods indicated:

                               June 30,      December 31,      Increase
                                 1997           1996          (Decrease)
                               --------      ------------     ----------
Cash and cash equivalents      $   52,000    $  375,000       $  (323,000)

Working capital                $  910,000    $1,745,000       $  (835,000)

Current ratio                  1.30 to 1     1.49 to 1

The Company's ability to generate working capital from operations during the first six months of 1997 was adversely affected by seasonality during the first three months of the year. The first quarter is normally a poor one for the dry ice business, and cold and/or rainy weather also normally causes a slowdown of sales in the environmental services portion of the E/RR Segment. As previously mentioned, the Company has discontinued the R/E Segment and the sale of substantially all of its assets in this segment during the first six months of 1997 provided cash of $1,305,000 and working capital of $452,000. The proceeds from the sale were used to pay down the short-term debt associated with the construction cost of these assets. Despite the sea-sonal decline, however, net working capital generated by the above sale and by operations as a result of increased activity in the E/RR Segment for the first six months of 1997 amounted to $734,000, compared to $123,000 generated in the first six months of 1996.

In addition to the proceeds from the sale of assets in the R/E Segment, the Com-pany has been able to satisfy its liquidity needs through its working capital and borrowing arrangements. Future cash flows and availability of credit are subject to a number of variables, including the price and demand for dry ice, a continuing source of economical CO2, continuing private and governmental demand for environmental services. Despite these uncertainties, the Company antici-pates that its cash flow from operations and continued availability of credit on a basis similar to that experienced to date will be sufficient to meet its planned operating costs and capital spending requirements.

Capital additions of $1,185,000 were made by the following segments during the first six months of 1997, as reflected in the table on the following page:

             Carbon dioxide                      $   915,000
             Environmental/resource recovery         266,000
             Other                                     4,000
                                                 -----------
                                                 $ 1,185,000
                                                 ===========

Seller-provided financing and other debt obligations provided $281,000 of the funds for such capital investments.

The Company's working capital, the CO2 Segment's line of credit, and a recently finalized $500,000 bank line of credit are expected to be sufficient to fund the Company's current and presently foreseeable capital expenditure requirements, including the $264,000 projected for the last six months of 1997.

In June 1997, the Company signed a letter of intent to sell substantially all of its dry ice assets for cash and the assumption of certain liabilities.
The sale is subject to approval by the Company's shareholders at its annual meeting of stockholders presently scheduled to be held on September 25, 1997. If consummated, the sale is expected to close on October 1, 1997 and result in (i) a gain ranging from $10 to $12 million, (ii) the redemption of ap-proximately $3.5 million (35,000 shares) of the Company's preferred stock and (iii) the paydown of virtually all of the Company's outstanding indebted-ness. If the sale is consummated as anticipated, it will significantly enhance the Company's working capital and liquidity and improve the Company's common shareholders' equity. See Note 9 to the accompanying financial statements.

Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended June 30, 1997 as compared with the Quarter ended June 30, 1996.

The income for the quarter ended June 30, 1997 was $21,000, compared to a loss of $155,000 for the second quarter of the prior year. There was a significant improvement in the operating margin in the CO2 Segment while a small decline in the operating margin in the E/RR Segment was more than offset by a small improvement in "Other", primarily general and corporate activities. As a result, operating results improved $195,000 from a $163,000 loss in the second quarter of 1996 to a profit of $32,000 for the same period in 1997.

Operating results of the Company's two segments are reflected below:

                                         1997           1996
                                         ----           ----
Operating profit (loss):
  Carbon dioxide                       $   435,000    $   246,000
  Environmental/resource recovery         (165,000)      (139,000)
                                       -----------    -----------
     Subtotal                              270,000        107,000
  Other                                   (238,000)      (270,000)
                                       -----------    -----------
     Total                             $    32,000    $  (163,000)
                                       ===========    ===========

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Carbon dioxide

Second quarter 1997 operations reflected an operating gain of $435,000 compared to a $246,000 gain for the 1996 second quarter. The primary component of revenues for this segment is dry ice sales which are seasonal with the down-turn occurring from December through February, while the brisk sales period oc-curs from June through August and then again in October. The dry ice component of this segment generated an operating profit of $330,000 in the second quarter of 1997 versus an operating profit of $198,000 in the comparable period of 1996.

Revenues from this segment totaled $3,891,000 for the second quarter of 1997, a 10% increase over last year's second quarter. The factors contributing to this improvement included increases in the volume of dry ice sales, in the sales of equipment, and in the Company's allocated share of sales from its working interest in a producing CO2 unit. This improvement in revenues was somewhat offset by increases in expenses associated with advertising and sales, in-surance, and an incentive-sales arrangement for employees.

Environmental/resource recovery

The E/RR Segment generated a larger operating loss in the second quarter of 1997 as compared with the same period in 1996. The segment reflected a 77% increase in revenues, which resulted primarily from the increased activity of the environmental services companies, as well as the full quarter impact of Horizontal Drilling Technologies, Inc. ("HDT"), resulting from Beard's purchase of 80% of HDT's common stock (the "HDT acquisition") in May 1996.
The increase in revenues created by HDT was offset by a decline in the revenues generated by resource recovery activities due to the completion in February 1996 of a contract with U. S. Department of Energy involving activities related to the Company's patented Mulled Coal technology. Management has been pursuing and will continue to pursue the commercial development of this technology during the remainder of 1997. The costs of pursuing this development, addi-tional HDT operations resulting from the HDT acquisition, as well as increased operating expenses related to the Company's other environmental services activities, more than offset the increased revenues and resulted in the decline in operating margins.

Other activities

Other operations, consisting mostly of general and corporate activities, gen-erated a slightly smaller operating loss for the second quarter of 1997 than the same period of last year.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses ("SG&A") in the cur-rent quarter increased to $1,181,000 from $1,087,000 in the 1996 second quarter. SG&A expenses incurred by the CO2 Segment during the second quarter of 1997, which represent 57% of the total SG&A costs, increased by $44,000 over the same period last year. This increase was associated with an increase in expenses related to Carbonics' advertising and sales expenses, insurance, and an incentive sales arrangement for employees. SG&A expenses incurred by the E/RR Segment during the second quarter of 1997 increased by $79,000 over the same period for 1996. $67,000 of this increase was due to the impact of the HDT acquisition. Other operations incurred approximately $23,000 less in SG&A for the second quarter of 1997 compared to the same period in 1996.

Depreciation, depletion and amortization expenses

The second quarter of 1997 had an increase in DD&A expense of $53,000, reflect-ing additions to property, plant and equipment made since June 30, 1996.

Other income and expenses

Other income and expenses netted to a total income of $14,000 for the second quarter of 1997, down slightly from the $16,000 in income recorded for such items in the same period of 1996. The decrease was due primarily to a $123,000 increase in the earnings of unconsolidated affiliates, offset by a decrease in the gain on sale of assets of $74,000, as well as a $47,000 in-crease in interest expense.

Discontinued operations

As previously noted, the Company discontinued its real estate construction and development activities in January of 1997 in order to focus its attention on other segments which are considered to have greater potential for growth and profitability. As discussed in Note 2 to the Financial Statements, the Com-pany recognized the estimated loss of disposing of the R/E Segment's assets in the fourth quarter of 1996. In the first quarter of 1997, the Company sold all of the R/E Segment's assets, except for two completed speculative homes, for $1,196,000. One of the two homes was sold during the second quarter of 1997 for $338,000. The Company expects to dispose of the remain-ing speculative home by December 31, 1997.

Material changes in results of operations - Six months ended June 30, 1997 as compared with the Six months ended June 30, 1996.

The loss for the six months ended June 30, 1997 was $403,000, compared to a loss of $60,000 for the first six months of the prior year. The first half of 1996 benefited from the February 1996 settlement of a take-or-pay agreement in the amount of $939,000. The first half of 1997 benefited from increased revenues due to an approximate 11% increase in sales volume of dry ice. In addition, the segment benefited from increased revenue from the sale of CO2 gas from the Company's working interests in two producing CO2 gas units in Colorado and New Mexico. The E/RR Segment benefited from an increase in revenues of $1,363,000. These increases, however, were partially offset by increased operating expenses of the Company's two operating segments.

Operating results of the Company's two segments are reflected below:

                                     1997               1996
                                     ----               ----
Operating profit (loss):
   Carbon dioxide                  $   514,000      $   160,000
   Environmental/resource recovery    (340,000)        (492,000)
                                   -----------      -----------
          Subtotal                     174,000         (332,000)
   Other                              (467,000)        (539,000)
                                   -----------      -----------
          Total                    $  (293,000)     $  (871,000)
                                   ===========      ===========

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Carbon dioxide

Operations for the first six months of 1997 resulted in an operating profit of $514,000 compared to a $160,000 operating profit for the 1996 first half. The primary component of revenues for this segment is dry ice sales which are seasonal with the downturn occurring from December through February, while the brisk sales period occurs from June through August and then again in October. The six months operating results of both 1997 and 1996 reflect the normal downturn in the sales cycle at the first of the year. The dry ice component of this segment generated an operating profit of $324,000 in the 1997 first half versus an operating profit of $58,000 in the comparable 1996 period.

Revenues from this segment totaled $6,809,000 for the first six months of 1997, an 8% increase over the same period last year. The factors contributing to this improvement included increases in the volume of dry ice sales and in the Company's allocated share of sales from its working interest in a producing CO2 unit. This improvement in revenues was somewhat offset by increases in expenses associated with advertising and sales, insurance, and an incentive-sales ar-rangement for employees.

Environmental/resource recovery

A significant increase in revenues generated by the E/RR Segment led to an improvement in operating margins in the first six months of 1997 as compared to the same period in 1996. This increase in revenues was primarily caused by an increase in environmental services activity in the first six months of the year, as well as the inclusion, for the full six months in 1997, of the operations of HDT, acquired on May 21, 1996. The increase in revenues created by HDT was partially offset by the completion in February 1996 of a contract involving the resource recovery activities related to the Company's patented Mulled Coal technology. Management intends to pursue the commercial development of this technology during the remainder of 1997. Increased revenue as a result of increases in environmental services activity in the first quarter of 1997 as compared to the same period in 1996 coupled with a de-crease in operating expenses as a percentage of sales have resulted in an improvement in the operating margins for this segment for the six months in 1997 compared to the same period in 1996.

Other activities

Other operations, consisting mostly of general and corporate activities, gen-erated a slightly smaller operating loss for the first half of 1997 as com-pared to the same period last year.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses ("SG&A") in the first half of 1997 increased to $2,212,000 from $2,034,000 in the 1996 six months. SG&A expenses incurred by the CO2 Segment during the first half of 1997, which represent 54% of the total SG&A costs, increased by $12,000 over the same period last year. This increase was associated with increases in expenses related to advertising and sales, insurance, and an incentive-sales arrangement for employees. SG&A of the E/RR Segment increased by $237,000 during the first six months of 1997 compared to the same period in 1996.
The effect of the HDT acquisition accounted for $162,000 or 68% of this increase. Other members of the segment incurred increases in SG&A as a result of increased operating activity.

Depreciation, depletion and amortization expenses

The first half of 1997 had an increase in DD&A expense of $112,000, reflecting additions to property, plant and equipment made since June 30, 1996.

Other income and expenses

The other income and expenses for the first six months of 1997 netted to an $85,000 loss compared to $827,000 in net income for the same period in 1996. As previously mentioned, the Company benefited in the first six months of 1996 from the February 1996 settlement of a take-or-pay agreement in the CO2 Segment. This settlement resulted in a gain of $939,000. The first six months of 1997 included an increase of $89,000 in interest expense as a result of greater borrowings to meet working capital needs, a $33,000 de-crease in the gain on sale of assets, a $32,000 increase in the minority interest in the operations of consolidated subsidiaries and a $129,000 in-crease in income from unconsolidated affiliates.

Impact of Recently Issued Accounting Standards Not Yet Adopted

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December
15, 1997, and restatement of prior-period earnings per share data is required. The new standard will not apply to Beard's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. Beard has re-viewed the requirements of SFAS No. 128 and has concluded that they will not have a material effect on the calculation of Beard's historical earnings
(loss) per share data.

PART II.            OTHER INFORMATION.

Item 2.  Changes in Securities.

The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the instrument governing the rights of the preferred stockholders. Accordingly, one-third of future "consolidated net income" will accrete directly to pre-ferred stockholders and reduce earnings per common share. As a result of these redemption requirements, the payment of any dividends to the common stockholders in the near future is very unlikely. See Note 4 to the ac-companying financial statements.

Item 6.  Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

   27     Financial Data Schedules.

(b)  No reports on Form 8-K were filed during the period covered by this report.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                               (Registrant)   THE BEARD COMPANY

August 8, 1997                  HERB MEE, JR.
                                Herb Mee, Jr., President and
                                Chief Financial Officer

August 8, 1997                  JACK A. MARTINE
                                Jack A. Martine, Controller and
                                Chief Accounting Officer