Form 10-K/A
period 1996-12-31
BEARD CO /OK
filed 1997-08-29
CIK 909992

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K/A

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

   At year-end 1996 the Company had $295,000 of credit available under the parent Company's new $500,000 bank line of credit, and had $45,000 of credit available under its line of credit with the William M. Beard and Lu Beard 1988 Charitable Unitrust. In addition, Carbonics had $150,000 of unused credit under its $1,250,000 bank line of credit, although such funds were not avail-able at the time since Carbonics was already at its borrowing base limitation (December being a low month due to the seasonality of the dry ice business).

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

   The Company has an equity investment (40%) in North American Brine Resources
("NABR"), a joint venture for the extraction, production and sale of crude iodine. In the second half of 1996 NABR determined to reactivate its Woodward
Plant (with iodine priced in the $17-18/kilogram range), which had been shut down since mid-1993 due to severely depressed iodine prices (bottomed at $7/ kilogram in mid-1994). Beard's share of NABR's 1996 operating loss was approxi-mately $43,000 compared to $13,000 in 1995.

   Although the Company owns 80% of the common stock of Cibola Corporation
("Cibola"), it does not have financial control of this gas marketing subsidiary.
Cibola, formed in May of 1996, contributed $99,000 of pre-tax net income to the Company for fiscal year 1996 pursuant to a tax sharing agreement.

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

                    THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Operations

                                             Year Ended December 31,
                                   --------------------------------------------
                                        1996           1995           1994
                                   -------------  -------------  -------------
Revenues:
   Carbon dioxide                $  13,608,000  $  11,915,000  $  10,787,000
   Environmental/resource
     recovery                        3,009,000      3,026,000      3,212,000
   Other                                66,000         71,000         124,000
                                 -------------  -------------  -------------
                                    16,683,000     15,012,000     14,123,000

Expenses:
   Carbon dioxide (exclusive of
     depreciation, depletion and
     amortization shown separately
     below)                          9,478,000      8,598,000      7,822,000
   Environmental/resource
     recovery (exclusive of
     depreciation, depletion and
     amortization shown separately
     below)                          2,642,000      2,420,000      2,562,000
   Selling, general and
     administrative                  4,079,000      3,560,000      3,486,000
   Depreciation, depletion, and
     amortization                    1,309,000      1,151,000      1,097,000
   Other                                77,000         98,000         71,000
                                 -------------  -------------  -------------
                                    17,585,000     15,827,000     15,038,000

Operating profit (loss):
   Carbon dioxide                      887,000        502,000        300,000
   Environmental/resource
     recovery                         (757,000)      (325,000)      (254,000)
   Other, principally corporate     (1,032,000)      (992,000)      (961,000)
                                  -------------  -------------  -------------
                                      (902,000)      (815,000)      (915,000)

Other income (expense):
   Interest income                     18,000          25,000        20,000
   Interest expense                  (259,000)       (166,000)     (116,000)
   Equity in net loss of
     unconsolidated affiliates        (42,000)        (13,000)      (41,000)
   Gain on sale of assets (note 5)    171,000         423,000     2,001,000
   Gain on take-or-pay contract
     settlement (note 10)             939,000            -             -
   Other, including impairment of
     investments                      (78,000)         68,000      (441,000)
   Minority interest in operations of
     consolidated subsidiaries         13,000            -             -
                                   -------------  -------------  -------------
Earnings (loss) from continuing operations
  before income taxes                (140,000)      (478,000)       508,000

Income taxes from continuing operations
  (note 12)                              -              -            (5,000)
                                   -------------  -------------  -------------
Earnings (loss) from continuing
  operations                         (140,000)      (478,000)       503,000

Discontinued operations (notes 1 and 2):
   Earnings from operations of
     discontinued real estate
     construction and development
     activities                         5,000         75,000        214,000
   Loss from discontinuing real estate
     construction and development
     activities                      (180,000)          -              -
                                   -------------  -------------  -------------
     Earnings (loss) from discontinued
       operations                    (175,000)        75,000        214,000
                                   -------------  -------------  -------------
Net earnings (loss)                $ (315,000)    $ (403,000)    $  717,000
                                   =============  =============  =============
Net earnings (loss) attributable to
  common shareholders              $ (315,000)    $  (454,000)   $  659,000
                                   =============  =============  =============
Net earnings (loss) per common share
  (primary EPS) (note 1):
   Earnings (loss) from continuing
     operations                    $    (0.05)    $    (0.20)    $    0.17
   Earnings (loss) from discontinued
     operations                         (0.06)          0.03          0.08
   Net earnings (loss)                  (0.11)         (0.17)         0.25

Net earnings (loss) per common share
  assuming maximum dilution (fully
  diluted EPS) (note 1):
   Earnings (loss) from continuing
     operations                    $    (0.05)    $    (0.20)    $    0.14
   Earnings (loss) from discontinued
     operations                         (0.06)          0.03          0.07
     Net earnings (loss)                (0.11)         (0.17)         0.21

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

                    THE BEARD COMPANY AND SUBSIDIARIES
                          Statement of Cash Flows



                                                  Year Ended December 31,
                                   ---------------------------------------------------------
                                              1996           1995          1994

Operating activities:
  Cash received from customers        $   17,763,000    $  16,564,000  $  17,136,000
  Cash paid to suppliers and
   employees                             (17,045,000)     (16,741,000)   (17,129,000)
  Cash received from settlement
   of take-or-pay contract                   539,000          -               -
  Interest received                           15,000           28,000         23,000
  Interest paid                             (348,000)        (265,000)      (215,000)
    Net cash provided by (used in)  -----------------   ---------------- ---------------
     activities                              924,000         (414,000)      (185,000)
                                    -----------------   ---------------- ---------------

Investing activities:
  Acquisition of property, plant
   and equipment                          (1,765,000)      (1,035,000)    (1,145,000)
  Proceeds from sale of assets               434,000          317,000      2,428,000
  Proceeds from escrowed or restricted cash     -             220,000          -
  Other investments                          128,000         (397,000)       (65,000)
    Net cash provided by (used in)  ------------------  ---------------- --------------
     investing activities                 (1,203,000)        (895,000)     1,218,000
                                    ------------------  ---------------- --------------


Financing activities:
  Proceeds from line of credit
   and term notes                          3,728,000        3,195,000        898,000
  Payments on line of credit and
   term notes                             (3,331,000)      (2,351,000)    (2,109,000)
  Other                                       37,000          119,000          -
                                   ------------------  ------------------ --------------
     Net cash provided by (used in)
     financing activities                    434,000          963,000     (1,211,000)
                                   ------------------  ------------------  -------------
Net increase (decrease) in cash
 and cash equivalents                        155,000         (346,000)      (178,000)

Cash and cash equivalents at
 beginning of year                           220,000          566,000        744,000
                                   ------------------  ------------------  -------------
Cash and cash equivalents at
 end of year                            $    375,000   $      220,000       $ 566,000
                                   ==================  ==================  =============

                    THE BEARD COMPANY AND SUBSIDIARIES
                          Statement of Cash Flows


Reconciliation of Net earnings (loss) to Net cash provided by (used in) operating activities

                                                  Year Ended December 31,
                                   ---------------------------------------------------------
                                         1996           1995          1994


Net earnings (loss)               $     (315,000)    $   (403,000)  $   717,000
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by (used in) operating
 activities:
  Loss from discontinuing operations     180,000             -             -
  Depreciation, depletion and amor-
   tization                            1,313,000        1,158,000     1,102,000
  Gain on sale of assets                (171,000)        (423,000)   (2,001,000)
  Provision for uncollectible
   accounts and notes                     28,000           54,000        27,000
  Provision for impairment of
   other assets and investments          180,000          102,000       441,000
  Interest capitalized on real
   estate project                        (94,000)         (81,000)      (88,000)
  Gain on take-or-pay contract
   settlement                           (400,000)            -             -
  Equity in net loss of unconsoli-
   dated affiliates                       42,000           13,000        41,000
  Other                                  (75,000)        (105,000)       52,000
 Increase in accounts receivable,
  prepaid expenses and other current
  assets                                (114,000)        (266,000)     (285,000)
 (Increase) decrease in inventories      134,000         (221,000)      501,000
 Increase (decrease) in trade accounts
  payables, accrued expenses and other
  liabilities                            216,000         (242,000)     (692,000)
                                   ---------------  ---------------  ------------
    Net cash provided by (used in)
     operating activities          $     924,000     $   (414,000)    $(185,000)
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

                                1996           1995           1994
                                ----           ----           ----
      Current assets        $  778,000      $  245,000     $  308,000

      Noncurrent assets      3,746,000       3,749,000      3,915,000

      Current liabilities      580,000         122,000         88,000

      Noncurrent liabilities   540,000           -              -
                           -----------     -----------    -----------
      Venture equity        $3,404,000      $3,872,000     $4,135,000
                           ===========     ===========    ===========

      Net sales                263,000         282,000        211,000

      Gross margin (deficit)   102,000         102,000        (48,000)

      Net loss               ($468,000)      ($264,000)     ($377,000)
                           ===========      ==========     ==========

The Company's carrying value of its investment in NABR on December 31, 1996 was approximately $1,059,000, or $288,000 less than its 40% ownership in the underlying equity of NABR. In 1992 and 1994, the Company recorded $529,000 and $408,000, respectively, of economic impairment of its investment in NABR due to the closure of NABR's larger iodine plant and low iodine prices. NABR did not record economic impairment of its assets at the venture level. Beard is amortizing the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity based on the expected useful life of the iodine plant and certain maintenance costs incurred by NABR during the closure period. As a result of higher iodine prices, the closed iodine plant was reopened in late 1996. Beard amortized $144,000, $92,000 and $109,000 of the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity in 1996, 1995 and 1994, respectively.

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

(3)  Acquisition
On May 21, 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. ("HDT") for $482,000. HDT utilizes trenchless technology and specializes in directional drilling for utility, underground cable and environmental remediation projects. The purchase price consisted of a non-interest bearing contingent payment obligation valued at $301,000, a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership, valued at $44,000, in an existing subsidiary involved in environmental/resource recovery operations. The contingent payment obligation is payable only from 80% of specified cash flows of HDT and the existing environmental/resource recovery subsidiary and was recorded based upon its estimated present value. The non-interest bearing note was also recorded at its present value and was converted into 50,000 shares of the Company's common stock on July 1, 1996. The con-version rate used was the Company's July 1, 1996 closing stock price of $3.00. The fair value of the net identifiable assets of HDT approximated $143,000 on the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as good-will and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HDT have been included in the Company's financial statements from May 21, 1996.

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

The Agreements, as modified by the Settlement, result in the Company's preferred stock being convertible by the Lenders into as much as 14.18% of the Company's common stock on a fully diluted basis. Such preferred stock is mandatorily redeemable through December 31, 2002 by the Company from one-third of the Company's consolidated net income, as defined in the Agreements, payable within 90 days of the end of the Company's fiscal year. To the extent not redeemed, the preferred stock may be convertible by the Lenders after December 31, 2002 into as much as 14.18% of the Company's common stock on a fully diluted basis. The common stock held by the Lenders gives them 20.33% of the voting power of Beard and an additional 14.18% through their preferred stock ownership, for a total of 34.51% of the total outstanding voting stock of the Company. As of the Reorganization date and at December 31, 1996 and 1995, the fair value of the mandatorily redeemable preferred stock was estimated to be approximately $1,200,000. The redemption value of the mandatorily redeemable preferred stock was $9,015,600 at December 31, 1996 and 1995.

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
                                             ==========  ==========

----------------

(a) Borrowings outstanding in the Company's CO2 segment include various notes payable of $379,000 and $569,000, at December 31, 1996 and 1995, respectively, which are collateralized by property, plant and equipment with an approximate net book value of $347,000 at December 31, 1996. Payments are generally due monthly with interest rates ranging from 6.75% to 14.5%, with approximate weighted average interest rates of 8.5% and 10.0% as of December 31, 1996 and 1995, respectively. The various notes payable mature through May 2000.

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

(b) Borrowings outstanding in the Company's E/RR segment include $874,000 and $137,000 at December 31, 1996 and 1995, respectively, of various notes payable which are collateralized by property, plant and equipment with an approximate net book value of $964,000 at December 31, 1996. Payments are generally due monthly with interest rates ranging from 4.9% to 16.6%, with approximate weighted average interest rates of 9.5% and 9.0% as of December 31, 1996 and 1995, respectively. The various notes payable mature through July 2011.

Included in the E/RR segment's long-term debt are $282,000 and $300,000 at December 31, 1996 and 1995, respectively, of borrowings under a line of credit. The line of credit is due on April 30, 1997, and is secured by accounts receivable and bears interest at 1/2% above the national prime lending rate, which was 8.25% at December 31, 1996.

Long-term debt of the E/RR segment also includes a discounted $301,000 con-tingent payment obligation payable to the former sole shareholder of HDT, resulting from the Company's acquisition of 80% of HDT's outstanding common stock. The contingent payment obligation is payable only from 80% of the cash flows (prescribed under the contingent payment obligation agreement) of HDT and another subsidiary of the Company in the environmental/resources recovery segment. The maximum amount payable under the contingent payment obligation is $483,000. The Company discounted the maximum contingent payment obligation over its estimated repayment term of ten years using a 10% interest rate.

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

(10)  Settlement of Take-or-Pay Contract
During 1996, the Company negotiated a settlement of a take-or-pay contract under which a customer was obligated to purchase certain volumes of liquid CO2. As a result of the settlement, the Company received cash of $539,000 and a CO2 vapor recovery system with an estimated fair value of $400,000 and the Company released the party of its contractual obligation to purchase the contracted liquid CO2 volumes. The Company realized a gain of $939,000 in 1996 relating to this settlement.

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

        2. Financial Statement Schedules. Financial Statement Schedules are omitted as inapplicable or not required, or the required information is shown in the financial statements or in the notes thereto. The financial statements of North American Brine Resources, a 40% owned investor of Beard, as of December 31, 1996, and 1995 and for each of the years in the three-year period ended December 31, 1996, and for the year then ended are filed as a financial statement schedule.

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

21    Subsidiaries of the Registrant.

23    Consent of KPMG Peat Marwick LLP.

27    Financial Data Schedules


  The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112

  (b) No reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

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

DATE:  August 29, 1997                       Herb Mee, Jr.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

  Signature                   Title                   Date
  ---------                   -----                   ----

  W.M. BEARD
  W.M. Beard                  Chief Executive Officer  August 29, 1997

  HERB MEE, JR.
  Herb Mee, Jr.               President and Chief      August 29, 1997
                              Financial Officer

  JACK A. MARTINE
  Jack A. Martine             Controller and Chief     August 29, 1997
                              Accounting Officer

  W.M. BEARD
  W.M. Beard                  Chairman of the Board    August 29, 1997

  HERB MEE, JR.
  Herb Mee, Jr.               Director                 August 29, 1997

  ALLAN R. HALLOCK
  Allan R. Hallock            Director                 August 29, 1997

  FORD C. PRICE
  Ford C. Price               Director                 August 29, 1997

  MICHAEL E. CARR
  Michael E. Carr             Director                 August 29, 1997

                                                FINANCIAL STATEMENT SCHEDULE 1


                        NORTH AMERICAN BRINE RESOURCES
                             FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


                  (WITH INDEPENDENT AUDITORS' REPORT ON 1996)

                         INDEPENDENT AUDITORS' REPORT



The Partners
North American Brine Resources:


We have audited the accompanying balance sheet of North American Brine Resources as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of North American Brine Resources'
management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Brine Resources as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                      KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
April 22, 1997

                        NORTH AMERICAN BRINE RESOURCES

                                BALANCE SHEETS
                                                                           December 31,
                                                                   -------------------------------
                                                                      1996               1995
                                                                      ----               ----
                Assets
                ------
Current assets:
   Cash and cash equivalents                                       $  208,205         $   64,263
   Accounts receivable                                                  2,978                539
   Inventory:
     Raw materials                                                     10,171             13,854
     Work-in-process                                                   70,594              4,691
     Finished goods                                                   383,864             21,857
                                                                    ---------         ----------
                                                                      464,629             40,402
   Supplies                                                            58,200             84,700
   Prepaid expenses                                                    40,022             50,788
   Other current assets                                                 4,177              4,177
                                                                    ---------         ----------
      Total current assets                                            778,211            244,869

Property, plant and equipment                                       7,863,304          7,590,142
   Less accumulated depletion, depreciation, and amortization       4,116,866          3,841,482
                                                                    ---------         ----------
      Net property, plant and equipment                             3,746,438          3,748,660
                                                                    ---------         ----------
                                                                   $4,524,649         $3,993,529
                                                                    =========          =========
        Liabilities and Partners' Equity
        --------------------------------
Current liabilities:
   Accounts payable and accrued expenses                           $  390,637         $  121,861
   Deferred revenue                                                   100,000               -
   Current maturities of long-term debt                                90,000               -
                                                                    ---------          ---------
      Total current liabilities                                       580,637            121,861
                                                                    ---------          ---------
Long-term debt less current maturities                                540,000               -
Partners' equity:
   Partners' contributions                                          7,062,610          7,062,610
   Accumulated deficit                                             (3,658,598)        (3,190,942)
                                                                    ---------          ---------
      Net partners' equity                                          3,404,012          3,871,668
                                                                    ---------          ---------
                                                                   $4,524,649         $3,993,529
                                                                    =========          =========

                See accompanying notes to financial statements.

                        NORTH AMERICAN BRINE RESOURCES

                           STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                   ---------------------------------------------
                                                        1996            1995          1994
                                                        ----            ----          ----
                                                                    (Unaudited)    (Unaudited)
Iodine sales                                         $  271,080        $299,550       $218,250
   Less sales discounts and commissions                   8,208          17,227          7,712
                                                     ----------         -------        -------
      Net iodine sales                                  262,872         282,323        210,538

Cost of iodine sales                                    160,960         179,912        162,962
                                                     ----------         -------        -------
      Gross margin                                      101,912         102,411         47,576
Operating expense                                       (30,478)        (14,236)       (22,124)
General and administrative expense                     (171,974)       (122,263)      (132,276)
Interest expense                                         (7,063)           -              -
Idled plant costs                                      (119,631)       (230,762)      (273,624)
Plant re-opening costs                                 (213,970)           -              -
Reduction of supplies' carrying value to net
   replacement cost                                     (26,500)           -              -
Other income                                                 48           1,119          3,754
                                                     ----------         -------        -------
                                                       (569,568)       (366,142)      (424,270)
                                                     ----------         -------        -------
      Net loss                                       $ (467,656)      $(263,731)     $(376,694)
                                                     ==========         =======        =======

See accompanying notes to financial statements.

                        NORTH AMERICAN BRINE RESOURCES

                        STATEMENTS OF PARTNERS' EQUITY
                                           GODOE           The           Inorgchem
                                           (USA),          Beard        Developments
                                           Inc.           Company           Inc.          Total
                                        -----------     ----------      ------------      -----
Balance, December 31, 1993              $ 2,274,853    $1,789,792      $447,448          $4,512,093
  (Unaudited)
Net loss                                   (188,347)     (150,678)      (37,669)           (376,694)
                                        -----------    ----------      --------          ----------
Balance, December 31, 1994                2,086,506     1,639,114       409,779           4,135,399
  (Unaudited)
Net loss                                   (131,867)     (105,491)      (26,373)           (263,731)
                                        -----------     ---------       --------          ---------
Balance, December 31, 1995                1,954,639     1,533,623       383,406           3,871,668
  (Unaudited)
Net loss                                   (233,828)     (187,062)      (46,766)           (467,656)
                                        -----------     ---------       -------           ---------
Balance, December 31, 1996              $ 1,720,811    $1,346,561      $336,640          $3,404,012
                                        ===========     =========       =======           =========

                See accompanying notes to financial statements.

                        NORTH AMERICAN BRINE RESOURCES

                           STATEMENTS OF CASH FLOWS
                                                        Years ended December 31,
                                                 ------------------------------------------
                                                   1996               1995              1994
                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:
 Net loss                                        $(467,656)        $(263,731)       $(376,694)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depletion,  depreciation,  and  amor-
   tization expense                                293,806           166,601          174.231
   Reduction in carrying value of supplies          26,500              -                -
   Decrease (increase) in accounts receivable       (2,439)           70,191            4,212
   Increase in accounts payable and
    accrued expenses                               268,776            34,253           38,396
   Increase in deferred revenue                    100,000              -                -
   Increase in inventory                          (424,227)           (4,283)          (3,193)
   Decrease (increase) in prepaid expenses and
     other current assets                           10,766              (826)         (12,477)
                                                ----------          --------          -------
      Net cash provided by (used in) operating
        activities                                (194,474)            2,305         (175,525)
                                                ----------          --------         --------
Cash flows from investing activities:
  Purchase of plant and equipment                  (54,722)             -                -
  Development of producing properties             (236,862)             -                -
                                                ----------          --------         --------
      Net cash used in investing activities       (291,584)             -                -

Cash flows from financing activities:
 Proceeds from credit agreements                   630,000              -                -
                                                ----------          --------         --------
      Net cash provided by financing activities    630,000              -                -
Ne increase (decrease) in cash and cash
  equivalents                                      143,942            2,305          (175,525)
Cash and cash equivalents at beginning of year      64,263           61,958           237,483
                                                ----------          --------         --------
Cash and cash equivalents at end of year        $  208,205          $64,263          $ 61,958
                                                ==========          ========         ========

See accompanying notes to financial statements.

                        NORTH AMERICAN BRINE RESOURCES

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994
               (INFORMATION AS OF DECEMBER 31, 1995 AND 1994 AND
                    FOR THE YEARS THEN ENDED IS UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      North American Brine Resources (NABR) was formed on June 5, 1981, as a joint venture of GODOE (USA), Inc., The Beard Company, and Inorgchem Developments, Inc. The participants make capital contributions and share in the profits and losses of NABR as follows:

              GODOE (USA), Inc.                         50%
              The Beard Company                         40%
              Inorgchem Developments, Inc.              10%

      NABR operates  two crude iodine extraction and processing plants in
      Dover and Woodward,  Oklahoma.   All  of NABR's revenues consist of
      sales of crude iodine to Mitsui and Co. (USA), Inc. (see note 5).

      In 1993, the Management Committee of NABR approved an indefinite suspension of the Woodward, Oklahoma plant's operations. The suspension was in response to a world oversupply of iodine which resulted in a decline of iodine prices to unprofitable levels.

      In June 1996, the Management Committee of NABR approved a plan to resume operations at the Woodward, Oklahoma plant based on their assessment of world supply and demand of iodine which has resulted in increased prices.

      In the opinion of management, the accompanying unaudited financial statements as of December 31, 1995 and 1994, and for the years then ended, reflect adjustments (all of which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and the results of operations and cash flows for the periods mentioned above.

      CASH AND CASH EQUIVALENTS

      NABR  considers  certificates   of   deposit   and   other  similar
      securities, whose remaining terms at date of purchase are less than 90 days, to be cash equivalents.

      INVENTORIES

      Raw materials, work in process, and finished goods inventories are valued at the lower of cost (on average cost basis) or market. Raw materials consist of chemicals used in the extraction of iodine. At December 31, 1996 and 1995, finished goods inventory consisted of approximately 27,000 and 2,800 kilograms, respectively, of crude iodine.

      SUPPLIES

      Supplies represent various replacement parts for NABR's producing properties and plant equipment. Supplies are carried at the lower of cost or net replacement cost.

      PROPERTY, PLANT AND EQUIPMENT

      Plant and equipment are stated at cost. Expenditures for acquisition, renewals and betterments are capitalized, whereas maintenance and repair costs are expensed as incurred. When properties are retired or otherwise disposed of, the appropriate accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

      Depreciation is provided on the straight-line method over periods of three to ten years.

      Producing properties represent NABR's cost of drilling and equipping wells producing salt water for the extraction of brine and salt water disposal wells, and the leasehold costs of such properties. Depreciation, depletion, and amortization of producing properties is computed by the straight-line method using an estimated recoverable period of ten years for salt water brine reserves.

      During the suspended operations of the Woodward, Oklahoma plant (1995, 1994, and 1993), NABR recorded 25% of the depletion, depreciation and amortization of the salt water wells' leasehold, development, and equipment costs and the plant's capitalized costs using the straight-line method and a 10 year useful life. Upon the approval to resume the Woodward, Oklahoma plant's operations in June 1996, NABR resumed recording 100% of the depletion, depreciation and amortization.

      NABR adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on NABR's financial position or results of operations.

       DEFERRED REVENUE

       Deferred revenue represents amounts received from Mitsui for future deliveries of crude iodine (see note 5).

       INCOME TAXES

       No provision for income taxes is required in the financial statements since the partners pay income taxes on, or receive as a deduction, their distributive share of NABR's taxable income or losses.

       IDLED PLANT COSTS

       As previously noted, NABR suspended operations of the Woodward, Oklahoma iodine extraction and processing plant in 1993. Included in idled plant costs are the depreciation, depletion and amortization costs as well as other costs incurred during the plant's suspended operations through October 1996, the date the plant's operations resumed.

       PLANT RE-OPENING COSTS

       Plant re-opening costs represent costs incurred for readying the Woodward, Oklahoma producing salt water wells and plant for resumed operations.

       USE OF ESTIMATES

       Management of NABR has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally acceptable accounting principles. Actual results could differ from those estimates.

(2)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 is summarized as follows:

                                                   1996            1995
                                                   ----            ----
                                                                 (Unaudited)
     Plant and equipment                            $ 4,322,72    $4,316,617
     Autos and trucks                                   89,399        88,210
     Furniture and fixtures                             16,848        14,432
     Producing properties                            3,434,334     3,170,883
                                                   -----------     ---------
                                                   $ 7,863,304    $7,590,142
                                                   ===========     =========

(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996:

     Borrowings under credit agreement <F1>                       $ 450,000

      Term note payable <F2>                                        180,000
                                                                  ---------
        Total long-term debt                                        630,000

        Less current maturities                                      90,000
                                                                  ---------
         Long-term debt, less current maturities                  $ 540,000
                                                                  =========

<F1>  Amount  represents   unsecured   borrowings  under  a  credit agreement
      with GODOE (USA), Inc., a 50% partner of NABR. The credit agreement allows NABR to borrow up to a maximum amount of $896,000. Borrowings
      under the credit  agreement  are  due  on December  31,  1998.   Interest
      is paid quarterly and is based on the floating three month London Interbank Offered Rate (LIBOR) interest rate, plus .38% which approximated
      5.94% at December 31,  1996.   Subsequent  to  December 31, 1996, NABR
      borrowed an additional $446,000 under the credit agreement.

<F2>  On December 31, 1996, NABR entered  into  a  term note agreement with Inorgchem Developments, Inc., a 10% partner of NABR. The term note is unsecured and is payable in two installments of $90,000 on December 31, 1997 and 1998. Interest is paid quarterly and is based on the floating three month LIBOR interest rate, plus .38%, which approximated 5.94% at December 31, 1996.

(4)  PROFIT SHARING PLAN

     All eligible employees of NABR are eligible to participate in the North American Brine Resources Salary Deferral Plan and Trust (the
     Plan). Participant contributions up to 5% of the participant's total compensation are matched 50% by NABR. The participant can make additional contributions, which are not matched by NABR. During 1996, 1995, and 1994, NABR contributed $3,500, $3,300, and
     $3,300, respectively, under the Plan. Benefits payable under the Plan are limited to the amount of plan assets allocable to the account of each Plan participant. NABR retains the right to modify, amend, or terminate the Plan at any time.

(5)  RELATED PARTY TRANSACTIONS

     In connection with the formation of NABR, the partners execu-ted a technical assistance agreement, an operating agreement and a distributorship agreement.

     The technical assistance agreement specifies that GODOE (USA), Inc. will provide assistance in the development of the process for extracting iodine and other minerals from brine and will provide other support services for NABR's plants. As compensation for these support services GODOE (USA), Inc. is to receive reimbursement for the salary, travel, and other costs of its personnel who assist NABR. No such costs were incurred by NABR during 1996, 1995, and 1994.

     The operating agreement specifies that The Beard Company will provide assistance in obtaining necessary licenses and permits for the conduct of business, locating appropriate plant sites and brine supplies, and providing office space and clerical and accounting assistance. For these services, The Beard Company is paid its
     actual  cost  plus  10%.   Included  in general  and  administrative
     expense in 1996, 1995, and 1994 are professional and clerical assistance charges by The Beard Company of approximately $30,000, $12,400, and $7,800, respectively.

     The distributorship agreement provides that Mitsui & Co. (USA), Inc. will purchase all of NABR's output of iodine and other products at fair market values. The distributorship agreement is renewed annually subject to termination by either party upon six months' notice. Mitsui & Co. (USA), Inc. is, in return, granted the exclusive worldwide marketing rights for NABR's products. Mitsui & Co. (USA), Inc. is the parent company of Inorgchem Developments, Inc. All of NABR's sales in 1996, 1995, and 1994, were to Mitsui & Co. (USA), Inc. pursuant to this agreement.

     Pursuant to a waste brine processing agreement, NABR purchases all of required waste brine used for extracting iodine at its Berkenbile Facility from The Beard Company. During 1996, 1995, and 1994, NABR purchased $29,000, $33,000, and $35,000, respectively, of waste brine from The Beard Company.