Form 10-Q/A
period 1997-03-31
BEARD CO /OK
filed 1997-08-29
CIK 909992

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             FORM 10-Q/A



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

                      THE BEARD COMPANY AND SUBSIDIARIES
                           Statements of Operations
                                  (Unaudited)

                                                For the Three Months Ended
                                           ---------------------------------
                                              March 31,             March 31,
                                                 1997                   1996
                                           ------------          ------------
Revenues:
       Carbon dioxide                      $  2,918,000          $  2,779,000
       Environmental/resource recovery        1,169,000               350,000
       Other                                     35,000                17,000
                                           ------------          ------------
                                              4,122,000             3,146,000
Expenses:
       Carbon dioxide (exclusive of
        depreciation, depletion, and
        amortization shown separately
        below)                                2,053,000             2,064,000
       Environmental/resource recovery
        (exclusive of depreciation,
        depletion, and amortization
        shown separately below)                 995,000               527,000
       Selling, general and administrative    1,031,000               947,000
       Depreciation, depletion and
         amortization                           361,000               302,000
       Other                                      7,000                14,000
                                           ------------          ------------
                                              4,447,000             3,854,000
Operating profit(loss):
       Carbon dioxide                            79,000               (86,000)
       Environmental/resource recovery         (175,000)             (353,000)
       Other                                   (229,000)             (269,000)
                                           ------------          ------------
                                               (325,000)             (708,000)

Other income (expense):
       Interest income                            3,000                 2,000
       Interest expense                         (88,000)              (46,000)
       Gain on sale of assets                    53,000                12,000
       Gain on take-or-pay contract settlement
         (note 6)                                  -                   939,000
       Other, including equity in net loss
         of unconsolidated affiliates           (77,000)              (96,000)
       Minority interest in operations of
         consolidated subsidiaries               10,000                  -
                                           ------------          ------------
Earnings (loss) from continuing operations
  before income taxes                          (424,000)              103,000
Income taxes (note 7)                              -                     -
                                           ------------          ------------
Earnings (loss) from continuing operations $   (424,000)         $    103,000

       Loss from discontinued real
         estate operations (note 2)                -                   (8,000)
                                           ------------          ------------
Net earnings (loss)                        $   (424,000)         $     95,000
                                           ============          ============
Net earnings (loss) attributable to common
  shareholders                             $   (424,000)               95,000
                                           ============          ============
Earnings (loss) per common share and
  common equivalent share (primary EPS)
  (note 5):
       Earnings (loss) from continuing
       operations                          $      (0.15)         $       0.03
       Loss from discontinued operations            -                     -
       Net earnings (loss)                 $      (0.15)         $       0.03

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
                                           ===========          ===========

                                   Continued


                       THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Cash Flows
                                  (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by Operating
----------------------------------------------------------------------
Activities
----------

                                              For the Three Months Ended
                                          -----------------------------------
                                          March 31, 1997       March 31, 1996
                                          --------------       --------------
Net earnings (loss)                       $   (424,000)        $      95,000
Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
  activities:
    Depreciation, depletion and amortization   361,000               303,000
    Gain on sale of assets                     (53,000)              (12,000)
    Receipt of equipment as part of
      settlement of take-or-pay contract          -                 (400,000)
    Interest and other costs (capitalized)
      recognized on real estate project        464,000               (30,000)
    Other, including minority interest in
      consolidated subsidiaries                 83,000                99,000
    (Increase) decrease in accounts
      receivable, prepaids and other
      current assets                            (3,000)               53,000
    (Increase) decrease in inventories         541,000              (258,000)
    Increase (decrease) in accounts
      payable, accrued expenses and other
      liabilities                             (196,000)              192,000
                                          ------------         -------------
    Net cash provided by operating
      activities                          $    773,000         $      42,000
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

(3)  ACQUISITION
   On May 21, 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. ("HDT") for $482,000. HDT utilizes trenchless technology and specializes in directional drilling for utility,
   underground  cable  and environmental remediation  projects.   The  purchase
   price consisted of a non-interest bearing contingent payment obligation valued at $301,000, a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership, valued at $44,000, in an existing subsidiary involved in environmental/resource recovery operations. The contingent payment obli-gation is payable only from 80% of specified cash flows of HDT and the exist-ing environmental/resource recovery subsidiary and was recorded based upon its estimated present value. The non-interest bearing note was also recorded at its present value and was converted into 50,000 shares of the Company's common stock on July 1, 1996. The conversion rate used was the Company's July 1, 1996 closing price of $3.00. The fair value of the net identifiable assets of HDT approximated $143,000 on the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for
   by  the  purchase  method  and  accordingly, the results  of   operations of
   HDT prior to May 21, 1996, are not included in the Company's consoli-dated financial statements.

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
                                              =========             =========

(6)  SETTLEMENT OF TAKE-OR-PAY CONTRACT
   In February 1996, the Company negotiated a settlement of a take-or-pay con-tract under which a customer was obligated to purchase certain volumes of liquid CO2. As a result of the settlement, the Company received $539,000 of cash and a CO2 vapor recovery system with an estimated fair value of $400,000 and the Company released the party of its contractual obligation to purchase the contracted liquid CO2 volumes. The Company realized a gain of $939,000 related to this settlement.

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


(Registrant)                              THE BEARD COMPANY

                                          HERB MEE, JR.
   (Date) August 29, 1997                    Herb Mee, Jr., President and
                                          Chief Financial Officer

                                          JACK A. MARTINE
   (Date) August 29, 1997                    Jack A. Martine, Controller and
                                          Chief Accounting Officer

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