Form 10-Q/A
period 1997-06-30
BEARD CO /OK
filed 1997-08-29
CIK 909992

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

                  THE BEARD COMPANY AND SUBSIDIARIES
                        Statements of Operations
                              (Unaudited)
                                                 For Three Months Ended             For Six Months Ended
                                               -------------------------          ------------------------
                                                 June 30,       June 30,            June 30,      June 30,
                                                   1997          1996                 1997          1996
                                               -------------------------          ------------------------

Revenues:
  Carbon dioxide                               $ 3,891,000    $ 3,553,000         $ 6,809,000   $ 6,332,000
  Environmental/resource recovery                1,252,000        708,000           2,421,000     1,058,000
  Other                                             92,000         13,000             127,000        30,000
                                               -----------    -----------         -----------   -----------
                                                 5,235,000      4,274,000           9,357,000     7,420,000
Expenses:
  Carbon dioxide (exclusive of depreciation,
    depletion and amortization shown
    separately below)                            2,501,000      2,419,000           4,554,000     4,483,000
  Environmental/resource recovery (exclusive
    of depreciation, and amortization shown
    separately below)                            1,139,000        603,000           2,134,000     1,130,000
  Selling, general and administrative            1,181,000      1,087,000           2,212,000     2,034,000
  Depreciation, depletion & amortization           373,000        320,000             734,000       622,000
  Other                                              9,000          8,000              16,000        22,000
                                              ------------    -----------         -----------     ---------
                                                 5,203,000      4,437,000           9,650,000     8,291,000

Operating profit (loss):
  Carbon dioxide                                   435,000        246,000             514,000       160,000
  Environmental/resource recovery                 (165,000)      (139,000)           (340,000)     (492,000)
  Other                                           (238,000)      (270,000)           (467,000)     (539,000)
                                              -------------   ------------        ------------    ----------
                                                    32,000       (163,000)           (293,000)     (871,000)
Other income (expense):
  Interest income                                    4,000          4,000               7,000         6,000
  Interest expense                                 (99,000)       (52,000)           (187,000)      (98,000)
  Gain on sale of assets                              -            74,000              53,000        86,000
  Gain on take-or-pay contract settlement (note 6)    -              -                   -          939,000
  Other, including unconsolidated affiliates        89,000         (7,000)             12,000      (103,000)
  Minority interest in operations of
    consolidated subsidiaries                       20,000         (3,000)             30,000        (3,000)
                                              -------------   ------------        ------------    ----------
Earnings (loss) from continuing operations
    before income tax                               46,000       (147,000)           (378,000)      (44,000)

Income taxes (note 7)                              (25,000)          -                (25,000)          -
                                              -------------   ------------        ------------    ----------
Earnings (loss) from continuing operations          21,000       (147,000)           (403,000)      (44,000)

  Loss from discontinued real estate
   operations (note 2)                                -            (8,000)                -         (16,000)
                                              -------------   ------------        ------------    ----------
Net earnings (loss)                           $     21,000    $  (155,000)        $  (403,000)    $ (60,000)
                                              =============   ============        ============    ==========

Net earnings (loss attributable to
   common shareholders                        $     21,000    $  (155,000)        $  (403,000)    $ (60,000)
                                              ============    ============        ============    ==========
Earnings (loss) per common share and common
   equivalent share (primary EPS) (note 5):
   Earnings (loss) from continuing operations $       0.01    $     (0.06)        $     (0.14)        (0.02)
   Loss from discontinued operations                    -              -                   -             -
   Earnings (loss)                            $       0.01    $     (0.06)        $     (0.14)    $   (0.02)

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
                                               ===========        ==========

                                        Continued

                       THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Cash Flows
                                   (Unaudited)
Reconciliation of Net loss to Net Cash
Provided by Operating Activities

                                               FOR THE SIX MONTHS ENDED
                                          ----------------------------------
                                          June 30, 1997        June 30, 1996
                                          -------------        -------------
Net loss                                  $(403,000)            $(60,000)
Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
    Depreciation, depletion and
      amortization                          734,000              625,000
    Gain on sale of assets                  (53,000)             (86,000)
    Interest and other costs
      (capitalized) recognized
      on real estate project                478,000              (66,000)
    Provision for impairment of assets       60,000              120,000
    Gain on take-or-pay contract
      settlement                                  -             (400,000)
    Other, including minority interest
      in consolidated subsidiaries          (82,000)             (10,000)
    Increase in accounts receivable,
      prepaids and other current
      assets                               (308,000)             (53,000)
    (Increase) decrease in inventories      932,000             (543,000)
    Increase (decrease) in accounts
      payable, accrued expenses
      and other liabilities                (303,000)             572,000
                                         ----------           ----------
     Net cash provided by operating
       activities                        $1,055,000              $99,000
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
   trenchless  technology and specializes in directional drilling for  utility,
   underground cable  and  environmental  remediation  projects.   The purchase
   price consisted of a non-interest bearing contingent payment obligation valued at $301,000, a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Com-pany's ownership, valued at $44,000, in an existing subsidiary involved in environmental/resource recovery operations. The contingent payment obliga-tion is payable only from 80% of specified cash flows of HDT and the existing environmental/resource recovery subsidiary and was recorded based upon its
   estimated  present  value.   The  non-interest  bearing  note  was  also re-
   corded at its present value and was converted into 50,000 shares of the Company's common stock on July 1, 1996. The conversion rate used was the
   Company's July 1, 1996 closing price of $3.00.  The fair value of   the  net
   identifiable assets  of HDT approximated $143,000 on the acquisition   date.
   The  excess  of  the  purchase   price  over  the  fair  value  of  the  net
   identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HDT prior to May 21, 1996, are not included in the Company's consolidated financial statements.

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

                               (Registrant)   THE BEARD COMPANY

August 29, 1997                 HERB MEE, JR.
                                Herb Mee, Jr., President and
                                Chief Financial Officer

August 29, 1997                 JACK A. MARTINE
                                Jack A. Martine, Controller and
                                Chief Accounting Officer