Form 10-K405/A
period 1996-12-31
BEARD CO /OK
filed 1997-09-11
CIK 909992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A2


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

   As the result of two significant acquisitions in 1990 and subsequent expansion in 1991 and 1995, the Company's dry ice manufacturing and distribution activities now consist of six plants and 13 distribution centers as compared with one plant and three distribution centers at year-end 1989. As a result of this growth, the size and scope of its dry ice manufacturing and distribution operations have expanded to the point where management believes it is one of the largest producers of dry ice in the continental United States.

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

   In 1990 the Company acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. During the four years that Beard owned EI, EI developed a new patented technology know as Mulled Coal Technology (the "M/C Technology"). In May of 1994 Beard sold EI to a subsidiary of The Williams Companies, Inc. for $2,199,000, but retained the M/C Technology which was contributed to a wholly-owned subsidiary, Beard Technologies, Inc. ("BTI"). BTI has continued to pursue the commercial development of the M/C Technology. In 1995 BTI served as the principal subcontractor to EI on a contract which EI had entered into with the United States Department of Energy (the "DOE") to demonstrate the storage, handling and transportation characteristics of Mulled Coal under commercial conditions. The final report on this project was delivered to the DOE in March of 1996, with the results and conclusions far surpassing BTI's original expectations. (See "Resource Recovery Activities - Department of Energy Contract").

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

   Other Activities. In addition to the above, Beard's other activities include
(i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine; and (ii) various assets and investments which the Company intends to liquidate as opportunities materialize. Such assets consist primarily of the residue of its discontinued real estate operations (see "Discontinued Operations" above); drilling rigs, yards and equipment; real estate limited partnerships; and miscellaneous other investments. See "Business -- Other Activities." As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or re-deployed into newly targeted opportunities.

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

   In 1993 Carbonics decided to concentrate its marketing efforts on increasing sales of Penguin BrandTM dry ice, which has resulted in steady improvement in the ratio of Penguin ice sales to total dry ice sales, to consolidated revenues from continuing operations and to CO2 Segment revenues, as illustrated by the following table:

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

   Net CO2 Production. The following table sets forth Beard's net CO2 production for each of the last three fiscal years:

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

   Productive Wells and Acreage. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 1996, Beard held a working interest in a total of 307 gross (1.25 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                              Number of Wells
                              ---------------
   State                      Gross       Net
   -----                      -----       ---
   Colorado................    41        0.224
   New Mexico..............   265        0.029
   Utah (a)................     1        1.000
                              ---        -----
                              307        1.253
                              ===        =====

--------

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

   Environmental Services Activities

   Whitetail Services, Inc. In 1990 Beard Oil took over the operations of a small oilfield construction business operating in central Oklahoma. Beard Oil operated the business through a wholly-owned subsidiary named Whitetail Services, Inc. ("Whitetail") which started to expand the business. With the deterioration in oil and gas drilling activities in early 1991, Whitetail's services were broadened to include environmental cleanup of nonhazardous material.

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

   Horizontal Drilling Technologies, Inc. In May of 1996 the Company acquired 80% of the common stock of Horizontal Drilling Technologies, Inc. ("HDT"). The seller received 20% of the common stock of Whitetail as part of the consideration for the purchase of HDT. HDT specializes in directional horizontal drilling and in the installation of horizontal wells for soil and ground-water remediation. HDT has completed a broad range of projects for utiliies, municipalities, pipeline companies, environmental service companies and others in 12 states. Because of the tremendous growth currently being enjoyed by the telecommunications industry, HDT is concentrating much of its present marketing efforts on cable and fiber optic installations.

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

   Creosote mixtures contain many compounds that are known to cause several forms of cancer in animals and have been linked to several types of cancer (skin, etc.) in humans. The specific chemical family of cancer producing agents found in creosote are a group of molecules that are made up of several connected ring structures known as polycyclic aromatic hydrocarbons ("PAH's"). These compounds are in families of chemicals known by names like "anthracene", "fluorene" and "benzo-pyrenes". These mixtures make up the preparations known as "creosote" and are related by their poly ring structure. Because of this biological structure, many are either known carcinogens or cancer suspect agents.

   Even though the use of creosote was "restricted" in the mid-1960's, it and many of its sister mixtures are still in wide use both in the U.S. and throughout the world. The U.S. alone has over 700 wood preserving plants which are estimated to use or produce more than 495,000 tons of creosote and creosote byproducts per year.

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

   Department of Energy Contract. Prior to 1994 the M/C Technology had only been successfully demonstrated in the laboratory. In March 1994 the United States Department of Energy (the "DOE") awarded a contract to EI under which the DOE agreed to fund a majority of the cost of demonstrating the feasibility of the M/C Technology at a near commercial scale. Since the M/C Technology was transferred to BTI within a month of the contract award, BTI, EI and the DOE entered into agreements whereby EI remained as the prime contractor with BTI providing technical and on-site management for the project.

   The project was located at a large coal preparation plant near Birmingham, Alabama, which is owned and operated by a major coal producer. At the completion of the production phase of the project, the Mulled Coal was shipped to an Alabama power company. The 23-month program was completed in February of 1996 and the final project reports were delivered to the DOE in March of 1996.

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

   Commercial Development Activities. As a result of the demonstration project, BTI considers the M/C Technology to be fully ready for commercialization. Efforts have been made to make producers in the U.S. and other coal producing nations aware of the technology and its advantages. BTI has called and will continue to call on selected coal producers, preparation plant builders and coal preparation engineering firms to acquaint them with the technology and to explore licensing arrangements related to the M/C Technology. It also plans to call on utilities that burn large quantities of coal.

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

   Principal Products and Services. The principal services rendered by Beard's E/RR Segment are: (1) Soil and groundwater treatment system installations; site remediation; UST removal; construction; drilling and emergency response services; and consulting and safety training services for the handling of hazardous and non-hazardous materials and the removal and disposal of same. Such services are furnished through Whitetail and its SQG Services Division.
(2) Through HDT the segment offers directional horizontal drilling services which have numerous environmental applications and also provides a broad range of services for utilities, municipalities, pipeline companies, environmental service companies and telecommunication companies. (3) Through ISITOP the segment believes it can demonstrate the capability to clean up manufacturing and storage sites which have been contaminated by creosote materials. (4) Through BTI the segment offers proprietary consulting technology and has the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites.

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

   The resource recovery business is also highly competitive and the E/RR Segment is competing against much larger and better financed companies. Beard's approach has been to develop lower cost technology that will create a market opportunity.

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


                                OTHER ACTIVITIES

   Iodine. Beard is involved in the extraction, production and sale of crude iodine through its 40% ownership of North American Brine Resources ("NABR"), a joint venture with two Japanese partners. Beard is the managing partner. In Kingfisher County, Oklahoma, the Company collects waste brine from wells operated by third parties (the "Berkenbile Plant"). The Company receives a payment for furnishing the brine to NABR for iodine extraction at the Berkenbile Plant and for the subsequent disposal of the brine.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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

   1995 results of operations reflected significant improvement in the operating margins of the CO2 Segment. This improvement was partially offset by disappointing results in the E/RR Segment where an increase in overhead costs due to business expansion contributed to a higher operating loss in 1995 than in the previous year. 1995 benefited from a $423,000 gain on the sales of various assets, principally drilling rigs and related equipment, and from the sale of a branch operation by the dry ice company.

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

   At year-end 1996 the Company has $295,000 of credit available under the parent Company's new $500,000 bank line of credit, and had $45,000 of credit available under its line of credit with the William M. Beard and Lu Beard 1988 Charitable Unitrust. In addition, Carbonics had $150,000 of unused credit under its $1,250,000 bank line of credit, although such funds were not available at the time since Carbonics was already at its borrowing base limitation (December being a low month due to the seasonality of the dry ice business).

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

                                      1996       1995       1994
                                      ----       ----       ----
Operating profit (loss):
Carbon dioxide                      $887,000   $502,000   $300,000
Environmental/resource recovery     (757,000)  (325,000)  (254,000)
                                  ----------   --------   --------
         Subtotal                    130,000    177,000     46,000
Other - principally corporate     (1,032,000)  (992,000)  (961,000)
                                  ----------   --------   --------
         Total                     $(902,000) $(815,000) $(915,000)
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


   The Company has an equity investment (40%) in North American Brine Resources ("NABR"), a joint venture for the extraction, production and sale of crude iodine. In the second half of 1996 NABR determined to reactivate its Woodward Plant (with iodine priced in the $17-18/kilogram range), which had been shut down since mid-1993 due to severely depressed iodine prices (bottomed at $7/kilogram in mid-1994). NABR's 1996 net loss totaled $468,000 compared to $265,000 in 1995 due primarily to plant re-opening costs at the Woodward plant of $214,000. Beard's share of NABR's 1996 operating loss was approximately $43,000 compared to $13,000 in 1995.


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

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by the Company on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have a material impact on the Company's financial position or results of operations.

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





                                        KPMG Peat Marwick LLP



Oklahoma City, Oklahoma
March 19, 1997

                      THE BEARD COMPANY AND SUBSIDIARIES
                                Balance Sheets

                                                     December 31,    December 31,
                  Assets                                1996            1995
                                                     ------------    ------------
Current assets:
 Cash and cash equivalents                           $    375,000    $    220,000
 Accounts receivable, less allowance
   for doubtful receivables of $71,000
   in 1996 and $43,000 in 1995                          2,405,000       2,259,000
 Inventories                                            2,003,000       2,282,000
 Prepaid expense                                          442,000         329,000
 Other assets                                              73,000          72,000
                                                     ------------    ------------
      Total current assets (notes 8 and 9)              5,298,000       5,162,000

Investments and other assets                            1,710,000       1,935,000

Property, plant and equipment, at cost                 16,793,000      14,291,000
 Less accumulated depreciation, depletion
 and amortization                                       8,094,000       7,133,000
                                                     ------------    ------------
      Net property, plant and equipment
       (notes 6 and 9)                                  8,699,000       7,158,000

Intangible assets, at cost                              4,305,000       3,795,000
 Less accumulated amortization                          3,539,000       3,435,000
                                                     ------------    ------------
      Net intangible assets (notes 7 and 9)               766,000         360,000
                                                     ------------    ------------
                                                     $ 16,473,000    $ 14,615,000
                                                     ============    ============

           Liabilities and Shareholders' Equity

Current liabilities:
 Trade accounts payable                              $  1,395,000    $  1,354,000
 Accrued expense and other liabilities                    609,000         342,000
 Short-term debt (note 8)                                 639,000         957,000
 Current maturities of long-term debt (note 9)            910,000         520,000
                                                     ------------    ------------
      Total current liabilities                         3,553,000       3,173,000
                                                     ------------    ------------

Long-term debt less current maturities (note 9)         2,911,000       1,454,000

Minority interest in consolidated subsidiaries            153,000            --

Redeemable preferred stock of $100 stated value;
 5,000,000 shares authorized; 90,156 shares issued
 and outstanding in 1996 and 995, respectively
 (notes 1 and 4)                                        1,200,000       1,200,000

Common shareholders' equity:
Common stock of $.001 par value per share;
 10,000 shares authorized; 2,799,074 and
 2,730,830 shares issued and outstanding in
 1996 and 1995, respectively                                3,000           3,000
 Capital in excess of par value                        41,629,000      41,446,000
 Accumulated deficit                                  (32,976,000)    (32,661,000)
                                                     ------------    ------------
      Total common shareholders' equity                 8,656,000       8,788,000
                                                     ------------    ------------
Commitments and contingencies (notes 4,
  11, and 15)
                                                     $ 16,473,000    $ 14,615,000
                                                     ============    ============


               See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Operations

                                                        Year Ended December 31,
                                             --------------------------------------------
                                                1996            1995            1994
                                             ------------    ------------    ------------
Revenues:
   Carbon dioxide                            $ 13,608,000    $ 11,915,000    $ 10,787,000
   Environmental/resource
     recovery                                   3,009,000       3,026,000       3,212,000
   Other                                           66,000          71,000         124,000
                                             ------------    ------------    ------------
                                               16,683,000      15,012,000      14,123,000

Expenses:
   Carbon dioxide (exclusive of
     depreciation, depletion and
     amortization shown separately
     below)                                     9,478,000       8,598,000       7,822,000
   Environmental/resource
     recovery (exclusive of
     depreciation, depletion and
     amortization shown separately
     below)                                     2,642,000       2,420,000       2,562,000
   Selling, general and
     administrative                             4,079,000       3,560,000       3,486,000
   Depreciation, depletion, and
     amortization                               1,309,000       1,151,000       1,097,000
   Other                                           77,000          98,000          71,000
                                             ------------    ------------    ------------
                                               17,585,000      15,827,000      15,038,000

Operating profit (loss):
   Carbon dioxide                                 887,000         502,000         300,000
   Environmental/resource
     recovery                                    (757,000)       (325,000)       (254,000)
   Other, principally corporate                (1,032,000)       (992,000)       (961,000)
                                             ------------    ------------    ------------
                                                 (902,000)       (815,000)       (915,000)

Other income (expense):
   Interest income                                 18,000          25,000          20,000
   Interest expense                              (259,000)       (166,000)       (116,000)
   Equity in net loss of
     unconsolidated affiliates                    (42,000)        (13,000)        (41,000)
   Gain on sale of assets (note 5)                171,000         423,000       2,001,000
   Gain on take-or-pay contract
     settlement (note 10)                         939,000            --              --
   Other, including impairment of
     investments                                  (78,000)         68,000        (441,000)
   Minority interest in operations of
     consolidated subsidiaries                     13,000            --              --
                                             ------------    ------------    ------------
Earnings (loss) from continuing operations
  before income taxes                            (140,000)       (478,000)        508,000

Income taxes from continuing operations
  (note 12)                                          --              --            (5,000)
                                             ------------    ------------    ------------
Earnings (loss) from continuing
  operations                                     (140,000)       (478,000)        503,000

Discontinued operations (notes 1 and 2):
   Earnings from operations of
     discontinued real estate
     construction and development
     activities                                     5,000          75,000         214,000
   Loss from discontinuing real estate
     construction and development
     activities                                  (180,000)           --              --
                                             ------------    ------------    ------------
     Earnings (loss) from discontinued
       operations                                (175,000)         75,000         214,000
                                             ------------    ------------    ------------
Net earnings (loss)                          $   (315,000)   $   (403,000)   $    717,000
                                             ============    ============    ============
Net earnings (loss) attributable to
  common shareholders                        $   (315,000)   $   (454,000)   $    659,000
                                             ============    ============    ============
Net earnings (loss) per common share
    (primary EPS) (note 1):
   Earnings (loss) from continuing
     operations                              $      (0.05)   $      (0.20)   $       0.17
   Earnings (loss) from discontinued
     operations                                     (0.06)           0.03            0.08
   Net earnings (loss)                              (0.11)          (0.17)           0.25

Net earnings (loss) per common share
  assuming maximum dilution (fully
  diluted EPS) (note 1):
   Earnings (loss) from continuing
     operations                              $      (0.05)   $      (0.20)   $       0.14
   Earnings (loss) from discontinued
     operations                                     (0.06)           0.03            0.07
     Net earnings (loss)                            (0.11)          (0.17)           0.21

              See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Shareholders' Equity

                                                                                Total
                                             Capital in                         Common
                                Common        Excess of      Accumulated     Shareholders'
                                 Stock        Par Value        Deficit          Equity
                              ------------   ------------    ------------    ------------
Balance, December 31, 1993    $      3,000   $ 41,379,000    ($32,975,000)   $  8,407,000

  Net earnings, year ended
  December 31, 1994                   --             --           717,000         717,000

  Accretion of discount on
  preferred stock                     --          (58,000)           --           (58,000)

                              ------------   ------------    ------------    ------------

Balance, December 31, 1994           3,000     41,321,000     (32,258,000)      9,066,000

  Net loss, year ended
  December 31, 1995                   --             --          (403,000)       (403,000)

  Accretion of discount on
  preferred stock                     --          (51,000)           --           (51,000)

  Issuance of 78,700 shares
  of common stock                     --          176,000            --           176,000
                              ------------   ------------    ------------    ------------

Balance, December 31, 1995           3,000     41,446,000     (32,661,000)      8,788,000

  Net loss, year ended
  December 31, 1996                   --             --          (315,000)       (315,000)

  Issuance of 68,244
  shares of common stock              --          183,000            --           183,000
                              ------------   ------------    ------------    ------------

Balance, December 31, 1996    $      3,000   $ 41,629,000    ($32,976,000)   $  8,656,000
                              ============   ============    ============    ============

              See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statement of Cash Flows

                                                            Year Ended December 31,
                                              --------------------------------------------
                                                  1996            1995            1994
Operating activities:
  Cash received from customers                $ 17,763,000    $ 16,564,000    $ 17,136,000
  Cash paid to suppliers and
   employees                                   (17,045,000)    (16,741,000)    (17,129,000)
  Cash received from settlement
   of take-or-pay contract                         539,000            --              --
  Interest received                                 15,000          28,000          23,000
  Interest paid                                   (348,000)       (265,000)       (215,000)
    Net cash provided by (used in)                    --              --
     activities                                    924,000        (414,000)       (185,000)
                                              ------------    ------------    ------------

Investing activities:
  Acquisition of property, plant
   and equipment                                (1,765,000)     (1,035,000)     (1,145,000)
  Proceeds from sale of assets                     434,000         317,000       2,428,000
  Proceeds from escrowed or restricted cash           --           220,000            --
  Other investments                                128,000        (397,000)        (65,000)
    Net cash provided by (used in)                    --              --
     investing activities                       (1,203,000)       (895,000)      1,218,000
                                              ------------    ------------    ------------


Financing activities:
  Proceeds from line of credit
   and term notes                                3,728,000       3,195,000         898,000
  Payments on line of credit and
   term notes                                   (3,331,000)     (2,351,000)     (2,109,000)
  Other                                             37,000         119,000            --
                                              ------------    ------------    ------------
     Net cash provided by (used in)
     financing activities                          434,000         963,000      (1,211,000)
                                              ------------    ------------    ------------
Net increase (decrease) in cash
 and cash equivalents                              155,000        (346,000)       (178,000)

Cash and cash equivalents at
 beginning of year                                 220,000         566,000         744,000
                                              ------------    ------------    ------------
Cash and cash equivalents at
 end of year                                  $    375,000    $    220,000    $    566,000
                                              ============    ============    ============

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statement of Cash Flows


Reconciliation of Net earnings (loss) to Net cash provided by (used in) operating activities

                                                                                 Year Ended December 31,
                                                                      -----------------------------------------
                                                                          1996           1995           1994
Net earnings (loss)                                                   $  (315,000)   $  (403,000)   $   717,000
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by (used in) operating
 activities:
  Loss from discontinuing operations                                      180,000           --             --
  Depreciation, depletion and amor-
   tization                                                             1,313,000      1,158,000      1,102,000
  Gain on sale of assets                                                 (171,000)      (423,000)    (2,001,000)
  Provision for uncollectible
   accounts and notes                                                      28,000         54,000         27,000
  Provision for impairment of
   other assets and investments                                           180,000        102,000        441,000
  Interest capitalized on real
   estate project                                                         (94,000)       (81,000)       (88,000)
  Gain on take-or-pay contract
   settlement                                                            (400,000)          --             --
  Equity in net loss of unconsoli-
   dated affiliates                                                        42,000         13,000         41,000
  Other                                                                   (75,000)      (105,000)        52,000
 Increase in accounts receivable,
  prepaid expenses and other current
  assets                                                                 (114,000)      (266,000)      (285,000)
 (Increase) decrease in inventories                                       134,000       (221,000)       501,000
 Increase (decrease) in trade accounts
  payables, accrued expenses and other
  liabilities                                                             216,000       (242,000)      (692,000)
                                                                      -----------    -----------    -----------
    Net cash provided by (used in)
     operating activities                                             $   924,000    $  (414,000)   $  (185,000)
                                                                      ===========    ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of property, plant and
 equipment and intangible assets
 through issuance of debt obli-
 gations                                                              $   889,000    $   487,000    $   435,000
                                                                      ===========    ===========    ===========

Purchase of business for note
 payable subsequently converted
 to common stock                                                      $   138,000    $      --      $      --
                                                                      ===========    ===========    ===========

                See accompanying notes to financial statements.

(1)  Summary of Significant Accounting Policies

The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

Nature of Business

The Company currently operates within two major industry segments: (1) the carbon dioxide ("CO2") segment, comprised of (a) the manufacture and distribution of dry ice (solid CO2) and (b) the exploration for and production of CO2; and (2) the environmental/resource recovery ("E/RR") segment, consisting of environmental services and resource recovery activities. The Company also operated in the real estate construction and development segment which was discontinued in January 1997. The Company also has other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine. Prior to the 1993 Reorganization discussed in note 4, the Company also operated in the oil and gas exploration and production and oilfield services industries.

Principles of Consolidation and Basis of Presentation


The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiaries and those subsidiaries in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in the accompanying financial statements. The Company owns 80% of the outstanding common stock of Cibola Corporation, a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by the minority common stockholders and preferred stockholders of Cibola. The Company earned $99,000 of pretax income from its ownership interest of Cibola in 1996.


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

                                   1996           1995           1994
                               -----------    -----------    -----------
      Current assets           $   778,000    $   245,000    $   308,000

      Noncurrent assets          3,746,000      3,749,000      3,915,000

      Current liabilities          580,000        122,000         88,000

      Noncurrent liabilities       540,000           --             --
                               -----------    -----------    -----------
      Venture equity           $ 3,404,000    $ 3,872,000    $ 4,135,000
                               ===========    ===========    ===========

      Net sales                    263,000        282,000        211,000

      Gross margin (deficit)       102,000        102,000        (48,000)

      Net loss                 ($  468,000)   ($  264,000)   ($  377,000)
                               ===========    ===========    ===========

The Company's carrying value of its investment in NABR on December 31, 1996 was approximately $1,059,000, or $288,000 less than its 40% ownership in the underlying equity of NABR. In 1992 and 1994, the Company recorded $529,000 and $408,000, respectively, of economic impairment of its investment in NABR due to closure of NABR's larger iodine plant and low iodine prices. NABR did not record economic impairment of its assets at the venture level. Beard is amortizing the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity based on the expected useful life of the iodine plant and certain maintenance costs incurred by NABR during the closure period. As a result of higher iodine prices, the closed iodine plant was reopened in late 1996. Beard amortized $144,000, $92,000 and $109,000 of the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity in 1996, 1995 and 1994, respectively.


The Company's equity in other investees' operations and net assets is not material to the Company's results of operations or financial position. In 1996, the Company recorded a provision of $180,000 for economic impairment of an unsecured note held by the Company in a research and development entity. The face value of the note is $362,000 and management of the Company believes the remainder of the note to be collectible.


Property, Plant and Equipment

Property, plant and equipment are depreciated by use of the straight-line method using estimated asset lives of 3 to 20 years. Depreciation, depletion and amortization of properties producing CO2 are computed by the units-of-production method using estimates of unrecovered proved developed CO2 reserves.

The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated depreciation, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

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

(3)  Acquisition


On May 21, 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. ("HDT") for $482,000. HDT utilizes trenchless technology and specializes in directional drilling for utility, underground cable and environmental remediation projects. The purchase price consisted of a non-interest bearing contingent payment obligation valued at $301,000, a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership, valued at $44,000, in an existing subsidiary involved in environmental/resource recovery operations. The contingent payment obligation is payable only from 80% of specified cash flows of HDT and the existing environmental/resource recovery subsidiary and was recorded based upon its estimated present value. The non-interest bearing note was also recorded at its present value and was converted into 50,000 shares of the Company's common stock on July 1, 1996. The conversion rate used was the Company's July 1, 1996 closing stock price of $3.00. The fair value of the net identifiable assets of HDT approximated $143,000 on the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HDT have been included in the Company's financial statements from May 21, 1996.


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


The Agreements, as modified by the Settlement, result in the Company's preferred stock being convertible by the Lenders into as much as 14.18% of the Company's common stock on a fully diluted basis. Such preferred stock is mandatorily redeemable through December 31, 2002 by the Company from one-third of the Company's consolidated net income, as defined in the Agreements, payable within 90 days of the end of the Company's fiscal year. To the extent not redeemed, the preferred stock may be convertible by the Lenders after December 31, 2002 into as much as 14.18% of the Company's common stock on a fully diluted basis at a conversion rate of 5.129425 common shares for each preferred share. The common stock held by the Lenders gives them 20.33% of the voting power of Beard and an additional 14.18% through their preferred stock ownership, for a total of 34.51% of the total outstanding voting stock of the Company. As of the Reorganization date and at December 31, 1996 and 1995, the fair value of the mandatorily redeemable preferred stock was estimated to be approximately $1,200,000. The redemption value of the mandatorily redeemable preferred stock was $9,015,600 at December 31, 1996 and 1995. No accretion of the carrying value of the mandatorily redeemable preferred stock was recorded in 1996 due to the absence of consolidated net income, as defined in the Agreements.


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

(6)  Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                          December 31,
                                                   -------------------------
                                                      1996          1995
                                                   -----------   -----------
 Carbon dioxide:
  Buildings, machinery and equipment               $ 9,639,000   $ 8,182,000
  Proved properties, projects in
   progress, and unproved properties                 2,811,000     2,742,000
  Other depreciable assets                             942,000       958,000
  Land                                                  64,000        14,000
                                                   -----------   -----------
                                                    13,456,000    11,896,000
                                                   -----------   -----------

 Other operating segment and corporate assets:
  Other depreciable assets                           2,912,000     1,970,000
  Land                                                 425,000       425,000
                                                   -----------   -----------
                                                     3,337,000     2,395,000
                                                   -----------   -----------
                                                   $16,793,000   $14,291,000
                                                   ===========   ===========

Accumulated depreciation, depletion and amortization and valuation allowances are summarized as follows:

                                                             December 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
  Carbon dioxide:
   Buildings, machinery and equipment                 $3,637,000      $2,976,000
   Proved properties, projects in
   progress, and unproved properties                   2,476,000       2,452,000
   Other depreciable assets                              595,000         535,000
                                                      ----------      ----------
                                                       6,708,000       5,963,000
   Other operating segment and
   corporate depreciable assets                        1,386,000       1,170,000
                                                      ----------      ----------
                                                      $8,094,000      $7,133,000
                                                      ==========      ==========

(7)  Intangible Assets

Intangible assets are summarized as follows:

                                                             December 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
  Carbon dioxide:
   Covenants not to compete                           $1,728,000      $1,728,000
   Acquired customer lists                               943,000         943,000
   Costs in excess of fair value
    of net assets acquired                               561,000         561,000
   Other intangible assets, including
    patents                                              397,000         369,000
                                                      ----------      ----------
                                                       3,629,000       3,601,000

  Other intangible assets, principally
   goodwill                                              676,000         194,000
                                                      ----------      ----------
                                                      $4,305,000      $3,795,000
                                                      ==========      ==========

Accumulated amortization is as follows:

                                               December 31,
                                       --------------------------
                                           1996            1995
                                       ----------      ----------
  Carbon dioxide:
   Covenants not to compete            $1,728,000      $1,726,000
   Acquired customer lists                921,000         907,000
   Costs in excess of fair value
    of net assets acquired                351,000         295,000
   Other intangible assets, including
    patents                               354,000         352,000
                                       ----------      ----------
                                        3,354,000       3,280,000
   Other intangible assets,
    principally goodwill                  185,000         155,000
                                       ----------      ----------
                                       $3,539,000      $3,435,000
                                       ==========      ==========

(8)  Short-term Debt

Short-term debt is as follows:

                                             December 31,
                                       --------------------------
                                           1996           1995
                                       ----------      ----------
  Real estate construction and
   development (a)                       $639,000        $782,000
  Other (b)                                     -         175,000
                                         --------        --------
                                         $639,000        $957,000
                                         ========        ========
---------------


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

(9)  Long-term Debt

Long-term debt is as follows:

                                                 December 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
  Carbon dioxide (a)                         $1,479,000  $1,537,000
  Environmental/resource recovery (b)         1,457,000     437,000
  Corporate and other (c)                       885,000           -
                                             ----------  ----------
                                             $3,821,000  $1,974,000
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

Long-term debt of the E/RR segment also includes a discounted $301,000 contingent payment obligation payable to the former sole shareholder of HDT, resulting from the Company's acquisition of 80% of HDT's outstanding common stock. The contingent payment obligation is payable only from 80% of the cash flows (prescribed under the contingent payment obligation agreement) of HDT and another subsidiary of the Company in the environmental/resources recovery segment. The maximum amount payable under the contingent payment obligation is $483,000. The Company discounted the maximum contingent payment obligation over its estimated repayment term of ten years using a 10% interest rate.

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

(11)  Operating Leases

Noncancelable operating leases relate principally to distribution facilities, warehouse and office space, vehicles and operating equipment. Future minimum payments under such leases as of December 31, 1996 are summarized as follows:


          1997           $555,000
          1998            468,000
          1999            231,000
          2000            111,000
          2001             29,000
                       ----------
                       $1,394,000
                       ==========

The $1,394,000 in future minimum payments consists primarily of $1,096,000 from the CO2 segment.

Rent expense under operating leases aggregated $594,000 in 1996, $644,000 in 1995 and $506,000 in 1994.

(12)  Income Taxes

The primary differences between the carrying values of the Company's assets for financial and tax purposes result from the accounting methods used for impairment of assets, depletion, depreciation and amortization of property and equipment and debt restructuring.

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
                            =======    ======   =======     ========   =======



At December 31, 1996, the Company had Federal regular tax operating loss carryforwards of approximately $66.9 million that expire from 2001 to 2010, investment tax credit carryforwards of approximately $679,000 that expire from 1997 to 2000, and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change. The decrease in the deferred tax asset in 1996 relates to the utilization of Federal regular tax operating loss carryforwards to offset taxable income resulting from capital transactions between the Company and its carbon dioxide subsidiary and changes in estimates.


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

The Company's carbon dioxide operations are comprised of its 85% owned subsidiary, Carbonic Reserves, which owns a carbon dioxide liquification and purification plant, five dry ice plants, 13 distribution centers, and operates a sixth dry ice plant under a contractual arrangement. Carbon dioxide operations are conducted in Arkansas, Colorado, Kansas, Missouri, New Mexico, Oklahoma, Texas and Wyoming. Many of these operations are conducted in leased premises. Also included in carbon dioxide operations is the ownership of interests in two carbon dioxide producing units. The operations of the environmental/resource recovery segment are conducted through two 80%-owned subsidiaries, a 90%-owned subsidiary and a financially controlled subsidiary headquartered in Oklahoma City, Oklahoma, as well as a wholly-owned subsidiary headquartered in Pittsburgh, Pennsylvania.

The Company operates principally in only one geographic area, the United States. Thus, all of its segment operations are domestic and it has no significant export sales.

The Company and its subsidiaries grant credit, in the normal course of business, to various entities within the industries they serve. Generally, no collateral or other security is required of its customers. The Company and its subsidiaries perform ongoing credit evaluations of its customers and maintain allowances for potential bad debt losses.

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

---------------

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

----------

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

Item 11.  Executive Compensation.

  The table on the next page sets forth the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers (hereafter referred to as the named executive officers), whose aggregate salary and bonus exceeded $100,000, for any of the fiscal years ended December 31, 1996, 1995 or 1994:

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

--------------

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

---------------

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

-----------------

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

-----------------

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

  In December 1995 the William M. Beard Irrevocable Trust "B" and the William
M. Beard Irrevocable Trust "C" agreed to loan $130,000 and $95,000, respectively, to the Company for a period of one year. In March 1996, the Trusts extended the maturity of such notes to October 1997. In February 1997 the maturity was extended to February 1999 and the principal amount of the loans were increased to $140,000 and $105,000, respectively. Loans of $130,000 and $95,000, respectively, were outstanding pursuant to such arrangement as of year-end 1996. The loans are unsecured and bear interest at the rate of 10% per annum.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as part of this report:

        1. Financial Statements. Reference is made to the Index to Financial Statements and Financial Statement Schedules appearing at
            Item 8 on Page 26 of the report.


        2.  Financial Statement Schedules.

            The financial statements of North American Brine Resources, a 40% owned investee of Beard, as of December 31, 1996, and 1995 and for each of the years in the three-year period ended December 31, 1996, are filed as a financial statement schedule.



            Schedule II - Valuation and Qualifying Accounts


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

23    Consents of KPMG Peat Marwick LLP.

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

DATE:  September 11, 1997                       Herb Mee, Jr.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.



  Signature               Title                        Date
  ---------               -----                        ----
  W.M. BEARD
  W.M. Beard              Chief Executive Officer      September 11, 1997

  HERB MEE, JR.
  Herb Mee, Jr.           President and Chief          September 11, 1997
                          Financial Officer

  JACK A. MARTINE
  Jack A. Martine         Controller and Chief         September 11, 1997
                          Accounting Officer

  W.M. BEARD
  W.M. Beard              Chairman of the Board        September 11, 1997

  HERB MEE, JR.
  Herb Mee, Jr.           Director                     September 11, 1997

  ALLAN R. HALLOCK
  Allan R. Hallock        Director                     September 11, 1997

  FORD C. PRICE
  Ford C. Price           Director                     September 11, 1997

  MICHAEL E. CARR
  Michael E. Carr         Director                     September 11, 1997



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


                                               KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
April 22, 1997

                         NORTH AMERICAN BRINE RESOURCES

                                 BALANCE SHEETS




                                                                          December 31,
                                                                  ----------------------------
                                                                      1996            1995
                                                                  ------------    ------------
                                                                                   (Unaudited)
                               Assets
                               ------

Current assets:
     Cash and cash equivalents                                    $    208,205          64,263
     Accounts receivable                                                 2,978             539
     Inventory:
         Raw materials                                                  10,171          13,854
         Work-in-process                                                70,594           4,691
         Finished goods                                                383,864          21,857
                                                                  ------------    ------------
                                                                       464,629          40,402
     Supplies                                                           58,200          84,700
     Prepaid expenses                                                   40,022          50,788
     Other current assets                                                4,177           4,177
                                                                  ------------    ------------
              Total current assets                                     778,211         244,869
                                                                  ------------    ------------

Property, plant and equipment                                        7,863,304       7,590,142
     Less accumulated depletion, depreciation, and amortization      4,116,866       3,841,482
                                                                  ------------    ------------
              Net property, plant and equipment                      3,746,438       3,748,660
                                                                  ------------    ------------

                                                                  $  4,524,649       3,993,529
                                                                  ============    ============

              Liabilities and Partners' Equity
              --------------------------------

Current liabilities:
     Accounts payable and accrued expenses                             390,637         121,861
     Deferred revenue                                                  100,000            --
     Current maturities of long-term debt                               90,000            --
                                                                  ------------    ------------
              Total current liabilities                                580,637         121,861
                                                                  ------------    ------------

Long-term debt less current maturities                                 540,000            --
Partners' equity:
     Partners' contributions                                         7,062,610       7,062,610
     Accumulated deficit                                            (3,658,598)     (3,190,942)
                                                                  ------------    ------------
              Net partners' equity                                   3,404,012       3,871,668
                                                                  ------------    ------------

                                                                  $  4,524,649       3,993,529
                                                                  ============    ============




See accompanying notes to financial statements.

                         NORTH AMERICAN BRINE RESOURCES

                            STATEMENTS OF OPERATIONS




                                                        Years Ended December 31,
                                               --------------------------------------
                                                  1996          1995          1994
                                               ----------    ----------    ----------
                                                             (Unaudited)   (Unaudited)
Iodine sales                                   $  271,080       299,550       218,250
     Less sales discounts and commissions           8,208        17,227         7,712
                                               ----------    ----------    ----------
              Net iodine sales                    262,872       282,323       210,538

Cost of iodine sales                              160,960       179,912       162,962
                                               ----------    ----------    ----------

              Gross margin                        101,912       102,411        47,576
                                               ----------    ----------    ----------

Operating expense                                 (30,478)      (14,236)      (22,124)

General and administrative expense               (171,974)     (122,263)     (132,276)

Interest expense                                   (7,063)         --            --

Idled plant costs                                (119,631)     (230,762)     (273,624)

Plant re-opening costs                           (213,970)         --            --

Reduction of supplies' carrying value to net
     replacement cost                             (26,500)         --            --

Other income                                           48         1,119         3,754
                                               ----------    ----------    ----------
                                                 (569,568)     (366,142)     (424,270)
                                               ----------    ----------    ----------

              Net loss                         $ (467,656)     (263,731)     (376,694)
                                               ==========    ==========    ==========



See accompanying notes to financial statements.

                         NORTH AMERICAN BRINE RESOURCES

                         STATEMENTS OF PARTNERS' EQUITY


                                            GODOE            The          Inorgchem
                                            (USA),          Beard        Developments
                                             Inc.          Company           Inc.            Total
                                         ------------    ------------    ------------    ------------
Balance, December 31, 1993 (Unaudited)   $  2,274,853       1,789,792         447,448       4,512,093

Net loss                                     (188,347)       (150,678)        (37,669)       (376,694)
                                         ------------    ------------    ------------    ------------

Balance, December 31, 1994 (Unaudited)      2,086,506       1,639,114         409,779       4,135,399

Net loss                                     (131,867)       (105,491)        (26,373)       (263,731)
                                         ------------    ------------    ------------    ------------

Balance, December 31, 1995 (Unaudited)      1,954,639       1,533,623         383,406       3,871,668

Net loss                                     (233,828)       (187,062)        (46,766)       (467,656)
                                         ------------    ------------    ------------    ------------

Balance, December 31, 1996               $  1,720,811       1,346,561         336,640       3,404,012
                                         ============    ============    ============    ============



See accompanying notes to financial statements.

                         NORTH AMERICAN BRINE RESOURCES

                            STATEMENTS OF CASH FLOWS



                                                                   Years ended December 31,
                                                           --------------------------------------
                                                              1996          1995          1994
                                                           ----------    ----------    ----------
                                                                         (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net loss                                                $ (467,656)     (263,731)     (376,694)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depletion, depreciation, and amortization expense      293,806       166,701       174,231
       Reduction in carrying value of supplies                 26,500          --            --
       Decrease (increase) in accounts receivable              (2,439)       70,191         4,212
       Increase in accounts payable and
         accrued expenses                                     268,776        34,253        38,396
       Increase in deferred revenue                           100,000          --            --
       Increase in inventory                                 (424,227)       (4,283)       (3,193)
       Decrease (increase) in prepaid expenses and
         other current assets                                  10,766          (826)      (12,477)
                                                           ----------    ----------    ----------

           Net cash provided by (used in) operating
              activities                                     (194,474)        2,305      (175,525)
                                                           ----------    ----------    ----------

Cash flows from investing activities:
   Purchase of plant and equipment                            (54,722)         --            --
   Development of producing properties                       (236,862)         --            --
                                                           ----------    ----------    ----------

           Net cash used in investing activities             (291,584)         --            --

Cash flows from financing activities:                            --
   Proceeds from credit agreements                            630,000          --            --
                                                           ----------    ----------    ----------
           Net cash provided by financing activities          630,000          --            --

Net increase (decrease) in cash and cash equivalents          143,942         2,305      (175,525)

Cash and cash equivalents at beginning of year                 64,263        61,958       237,483
                                                           ----------    ----------    ----------

Cash and cash equivalents at end of year                   $  208,205        64,263        61,958
                                                           ==========    ==========    ==========


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

                         NORTH AMERICAN BRINE RESOURCES

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

                         NORTH AMERICAN BRINE RESOURCES

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

(2)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized as follows:

                                              1996         1995
                                           ----------   ----------
                                                        (Unaudited)
         Plant and equipment               $4,322,723    4,316,617

         Autos and trucks                      89,399       88,210

         Furniture and fixtures                16,848       14,432

         Producing properties               3,434,334    3,170,883
                                           ----------   ----------

                                           $7,863,304    7,590,142
                                           ==========   ==========

(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996:


         Borrowings under credit agreement (a)                 $450,000

         Term note payable (b)                                  180,000
                                                               --------
             Total long-term debt                               630,000

             Less current maturities                             90,000
                                                               --------
             Long-term debt, less current maturities           $540,000
                                                               ========


          (a) Amount represents unsecured borrowings under a credit agreement with GODOE (USA), Inc., a 50% partner of NABR. The credit agreement allows NABR to borrow up to a maximum amount of $896,000. Borrowings under the credit agreement are due on December 31, 1998. Interest is paid quarterly and is based on the floating three month London Interbank Offered Rate (LIBOR) interest rate, plus .38% which approximated 5.94% at December 31, 1996. Subsequent to December 31, 1996, NABR borrowed an additional $446,000 under the credit agreement.

                         NORTH AMERICAN BRINE RESOURCES

          (b) On December 31, 1996, NABR entered into a term note agreement with Inorgchem Developments, Inc., a 10% partner of NABR. The term note is unsecured and is payable in two installments of $90,000 on December 31, 1997 and 1998. Interest is paid quarterly and is based on the floating three month LIBOR interest rate, plus .38%, which approximated 5.94% at December 31, 1996.

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

(5)  RELATED PARTY TRANSACTIONS

     In connection with the formation of NABR, the partners executed a technical assistance agreement, an operating agreement and a distributorship agreement.

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

                                                                    Schedule II


The Beard Company
Schedule II-Valuation and Qualifying Accounts


                                                        Additions                  Deductions
                                Balance at   ----------------------------------    ----------      Balance at
                                Beginning    Charged to Costs  Charged to Other    Write-Offs         End
                                of Period      and Expenses        Accounts        of Accounts     of Period
                                ---------      ------------        --------        -----------     ---------
Year ended:

December 31, 1994
  Allowance for Doubtful
    Receivables                 $22,200           19,100              0              6,800         $34,500
                                ---------------------------------------------------------------------------

December 31, 1995
  Allowances for Doubtful
    Receivables                 $34,500           54,700              0             46,400         $42,800
                                ---------------------------------------------------------------------------

December 31, 1996
  Allowances for Doubtful
    Receivables                 $42,800           28,600          6,400(1)           6,600         $71,200
                                ---------------------------------------------------------------------------

(1)  Acquired in acquisition of Horizontal Drilling Technologies, Inc
 .

                                EXHIBIT INDEX



Exhibit No.              Description
   23           Consents of KPMG Peat Marwick LLP
