Form 10-Q
period 1997-09-30
BEARD CO /OK
filed 1997-11-12
CIK 909992

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the period ended September 30, 1997
                                      or

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997.


                   Common Stock $.001 par value - 2,824,629

                               THE BEARD COMPANY

                                     INDEX




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheets - September 30, 1997 (Unaudited) and
       December 31, 1996

  Statements of Operations - Three Months and Nine Months ended September 30, 1997 and 1996 (Unaudited)

  Statements of Shareholders' Equity, Year ended
       December 31, 1996 and Nine Months ended
       September 30, 1997 (Unaudited)

  Statements of Cash Flows - Nine Months ended
       September 30, 1997 and 1996 (Unaudited)

  Notes to Financial Statements (Unaudited)

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2. Changes in Securities

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

                      THE BEARD COMPANY AND SUBSIDIARIES

                             Financial Statements



       September 30, 1997 (Unaudited) and December 31, 1996 and for the
  Three Months and Nine Months Ended September 30, 1997, and 1996 (Unaudited)

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                       THE BEARD COMPANY AND SUBSIDIARIES
                                 Balance Sheets
              September 30, 1997 (Unaudited) and December 31, 1996

                                                     September 30,  December 31,
                           Assets                       1997           1996
                                                     ------------- -------------
Current assets:
  Cash and cash equivalents                          $    729,000  $     375,000
  Accounts receivable, less allowance for doubtful
     receivables of $62,000 in 1997 and
     $53,000 in 1996                                    2,987,000      2,405,000
  Inventories                                             671,000      2,003,000
  Prepaid expense                                         277,000        442,000
  Other assets                                            110,000         73,000
                                                    -------------  -------------
       Total current assets                             4,774,000      5,298,000
                                                    -------------  -------------

Investments and other assets                            1,698,000      1,710,000

Property, plant and equipment, at cost                 18,233,000     16,793,000
  Less accumulated depreciation, depletion
    and amortization                                    9,072,000      8,094,000
                                                     ------------  -------------
       Net property, plant and equipment                9,161,000      8,699,000
                                                     ------------  -------------

Intangible assets, at cost                              4,409,000      4,305,000
  Less accumulated amortization                         3,640,000      3,539,000
                                                     ------------  -------------
       Net intangible assets                              769,000        766,000
                                                     ------------  -------------
                                                     $ 16,402,000  $  16,473,000
                                                     ============  =============

           Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                             $  1,946,000  $  1,395,000
  Accrued expense and other liabilities                   581,000       609,000
  Short-term debt                                               -       639,000
  Current maturities of long-term debt                    916,000       910,000
                                                    -------------  ------------
       Total current liabilities                        3,443,000     3,553,000
                                                    -------------  ------------
Long-term debt less current maturities                  3,408,000     2,911,000

Redeemable preferred stock of $100 stated value;
  5,000,000 shares authorized; 90,156 shares
  issued and outstanding (note 4)                       1,200,000     1,200,000

Minority interest in consolidated subsidiaries             88,000       153,000

Common shareholders' equity:
  Common stock of $.001 par value per share;
  10,000,000 shares authorized; 2,824,629 and
  2,794,074 shares issued and outstanding in
  1997 and 1996, respectively                               3,000         3,000
  Capital in excess of par value                       41,685,000    41,629,000
  Accumulated deficit                                 (33,425,000)  (32,976,000)
                                                    -------------  ------------
       Total common shareholders' equity                8,263,000     8,656,000
                                                    -------------  ------------

Commitments and contingencies (note 8)
                                                     $ 16,402,000  $ 16,473,000
                                                    =============  ============

See accompanying notes to financial statements.


                     THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Operations
                                (Unaudited)

                                 For the Three Months       For the Nine Months
                                         Ended                    Ended
                                 -----------------------   ----------------------
                                  September    September   September    September
                                   30, 1997     30, 1996    30, 1997     30, 1996
                                 -----------   ----------  ----------  ----------
Revenues:
 Environmental/resource recovery $ 1,557,000   $  810,000  $4,081,000  $1,868,000
 Carbon dioxide                      122,000       73,000     378,000     225,000
 Other                                12,000       17,000      36,000      47,000
                                 -----------   ----------  ----------  ----------
                                   1,691,000      900,000   4,495,000   2,140,000
Expenses:
 Environmental/resource recovery
   (exclusive of depreciation,
   depletion and amortization
   shown separately below)         1,394,000      657,000   3,528,000   1,787,000
 Carbon dioxide (exclusive of
   depreciation, depletion and
   amortization shown separately
   below)                             26,000       18,000      80,000      67,000
 Selling, general and
   administrative                    523,000      485,000   1,539,000   1,335,000
 Depreciation, depletion and
   amortization                      117,000       85,000     318,000     203,000
 Other                                 7,000       19,000      23,000      41,000
                                 -----------   ----------  ----------  ----------
                                   2,067,000    1,264,000   5,488,000   3,433,000
Operating profit (loss):
 Environmental/resource recovery    (238,000)    (162,000)   (578,000)   (654,000)
 Carbon dioxide                       90,000       55,000     280,000     157,000
 Other                              (228,000)    (257,000)   (695,000)   (796,000)
                                 -----------   ----------  ----------  ----------
                                    (376,000)    (364,000)   (993,000) (1,293,000)
Other income (expense):
 Interest income                       1,000        1,000       6,000       4,000
 Interest expense                    (77,000)     (44,000)   (198,000)    (80,000)
 Gain on sale of assets                1,000       47,000      51,000     140,000
 Minority interest in operations of
   consolidated subsidiaries          35,000       16,000      65,000      13,000
 Other, including unconsolidated
   affiliates                         21,000        2,000      33,000    (101,000)
                                 -----------   ----------  ----------  ----------
Loss before income taxes            (395,000)    (342,000) (1,036,000) (1,317,000)

Income taxes (note 7)                (28,000)           -     (45,000)          -
                                 -----------   ----------  ----------  ----------
Loss from continuing operations     (423,000)    (342,000) (1,081,000) (1,317,000)

 Earnings from discontinued dry ice
   and real estate operations, net
   of taxes of $11,000 and $19,000
   for the three and nine-months
   ended September 30, 1997
   (notes 2 and 7)                   377,000      463,000     632,000   1,378,000
                                 -----------   ----------  ----------  ----------
Net earnings (loss)                $ (46,000)  $  121,000  $ (449,000) $   61,000
                                 ===========   ==========  ==========  ==========
Net earnings (loss) applicable
  to common  shareholders          $ (46,000)  $  121,000  $ (449,000) $   61,000
                                 ===========   ==========  ==========  ==========
Earnings (loss) per common share
  and common equivalent share
  (primary EPS) (note 5)
  Loss from continuing operations  $   (0.15)  $   (0.12)  $    (0.39) $   (0.47)
  Earnings from discontinued
    operations                          0.13        0.16         0.23       0.49
  Earnings (loss)                      (0.02)       0.04        (0.16)      0.02

Earnings (loss) per common share
  assuming maximum dilution (fully
  diluted EPS) (note 5)
  Loss from continuing operations  $   (0.15)  $   (0.10)  $    (0.39) $   (0.40)
  Earnings from discontinued
    operations                          0.13        0.14         0.23       0.42
  Earnings (loss)                      (0.02)       0.04        (0.16)      0.02

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                     Statements of Shareholders' Equity
                                (Unaudited)

                                                                                     Total
                                                      Capital in                    Common
                                         Common       Excess of     Accumulated   Shareholders'
                                          Stock       Par Value       Deficit       Equity
                                      -----------   ------------   ------------   ------------
Balance, December 31, 1995            $     3,000   $ 41,446,000   $(32,661,000)  $  8,788,000

 Net loss, year ended December
  31, 1996                                      -              -       (315,000)      (315,000)

 Issuance of 68,244 shares of
  common stock                                  -        183,000              -        183,000
                                      -----------   ------------   ------------   ------------
Balance, December 31, 1996                  3,000     41,629,000    (32,976,000)     8,656,000

 Net loss, nine months ended
  September 30, 1997                            -              -       (449,000)      (449,000)

 Issuance of 25,555 shares of
  common stock                                  -         56,000              -         56,000
                                      -----------   ------------   ------------   ------------
Balance, September 30, 1997
 (unaudited)                          $     3,000   $ 41,685,000   $(33,425,000)  $  8,263,000
                                      ===========   ============   ============   ============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Cash Flows
                              (Unaudited)
                                                For the Nine Months Ended
                                             ------------------------------
                                              September 30,   September 30,
                                                   1997            1996
                                             --------------  --------------
Operating activities:
 Cash received from customers                $   16,053,000  $   13,562,000
 Cash paid to suppliers and employees           (14,306,000)    (12,682,000)
 Cash received from settlement of
   take-or-pay contract                                   -         539,000
 Interest received                                    6,000           8,000
 Interest paid                                     (277,000)       (278,000)
                                             --------------  --------------
      Net cash provided by operating
        activities                                1,476,000       1,149,000
                                             --------------  --------------
Investing activities:
 Acquisition of property, plant and equipment    (1,138,000)     (1,380,000)
 Proceeds from sale of assets                        81,000         319,000
 Other investments                                   82,000          20,000
                                             --------------  --------------
      Net cash used in investing activities        (975,000)     (1,041,000)
                                             --------------  --------------
Financing activities:
 Proceeds from lines of credit and term notes     1,729,000       2,784,000
 Payments on lines of credit and term notes      (1,916,000)     (3,032,000)
 Proceeds from issuance of stock                     40,000          25,000
                                             --------------  --------------
      Net cash used in financing activities        (147,000)       (223,000)
                                             --------------  --------------
Net increase (decrease) in cash and cash
  equivalents                                       354,000        (115,000)

Cash and cash equivalents at beginning of
  period                                            375,000         220,000
                                             --------------  --------------
Cash and cash equivalents at end of period   $      729,000  $      105,000
                                             ==============  ==============


                     THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Cash Flows
                                (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in)
Operating Activities

                                              For the Nine Months Ended
                                              -------------------------
                                              September 30,   September 30,
                                                  1997             1996
                                             --------------   -------------
Net earnings (loss)                          $     (449,000)  $      61,000
Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in)
  operating activities:
 Depreciation, depletion and amortization         1,133,000         972,000
 Provision for impairment of assets                  90,000         150,000
 Gain on sale of assets                             (62,000)       (140,000)
 Interest and other costs (capitalized)
  recognized on real estate project                 359,000         (13,000)
 Gain on take-or-pay contract settlement                  -        (400,000)
 Equity in net (income) loss of unconsoli-
   dated affiliates                                (199,000)        (49,000)
 Other, including minority interest in con-
   solidated subsidiaries                           (11,000)         (5,000)
 Increase in accounts receivable, prepaids
   and other current assets from operating
   activities                                      (476,000)       (117,000)
 Decrease in inventories from operating
   activities                                     1,065,000         248,000
 Increase in accounts payable and accrued
   expenses from operating activities                26,000         442,000
                                              -------------    ------------
 Net cash provided by operating activities    $   1,476,000    $  1,149,000
                                              =============    ============

Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of property, plant and equipment
  and intangible assets through issuance
  of debt obligations                         $      67,000    $  1,040,000
                                              =============    ============
Receipt of property, plant and equipment
  as part of settlement of take-or-pay
  contract                                    $           -    $    400,000
                                              =============    ============
Payment of note payable through
  issuance of 50,000 shares of common stock   $           -    $    138,000
                                              =============    ============
Sale of property for a note receivable        $      87,000    $    104,000
                                              =============    ============

See accompanying notes to financial statements.

                      THE BEARD COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                          September 30, 1997 and 1996
                                (Unaudited)


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

The accompanying consolidated financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries ("Beard" or the "Company"). All significant intercompany transactions have been eliminated.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The results of  operations  for  the  three  and  nine-month  periods  ended
September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

The  Company   operates  within  two  major  industry  segments:   (1)   the
environmental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities, and (2) the carbon dioxide ("CO{2}") Segment, comprised of the production of CO{2}. The Company's real estate ("R/E") Segment, consisting of real estate construction and development, was
discontinued  in January, 1997.   In  addition,  the Company sold, in October
of 1997, substantially all of the operating assets  of its subsidiary engaged
in  the  manufacture and distribution of dry ice (solid CO{2}).     See  Note
2 below. The Company also has other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine.

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

Results of operations of the R/E Segment for the three and nine months ended September 30, 1996, have been restated as discontinued operations in the accompanying statements of operations. Operating results of the discontinued operations through the date of sale of all remaining assets are not expected to be significant.

During the nine months ended September 30, 1997, the Company disposed of certain real estate construction and development assets for $1,534,000 which approximated the Company's estimated disposition values of those assets.

As of September 30, 1997, the significant remaining asset of the R/E Segment consisted of one speculative home which the Company expects to dispose of by December 31, 1997 at its September 30, 1997 recorded value.

In August 1997, the Company entered into an agreement to sell substantially all of the assets of Carbonic Reserves (an 85% owned subsidiary of Beard in the CO{2} Segment) for cash OF $19.4 million and the assumption of certain liabilities. The sale was closed on October 13, 1997 and resulted in a gain
of approximately  $11.3  million.   The operations of Carbonic Reserves have
been  presented as discontinued in the  statements  of  operations  for  all
periods  presented.   As of November 12, 1997, the Company has paid down all
but approximately $769,000 of the Company's outstanding indebtedness. The Company expects to use the remaining proceeds to provide working capital to exploit the Company's remaining assets. See Note 4 below.

As a result of this sale, the Company's continuing operations now include (A) several subsidiaries engaged in environmental services and resource recovery activities and (B) its directly owned CO{2} production activities, consisting of (i) its working and overriding royalty interests in a CO{2} producing unit in Colorado, and (ii) working interests in a producing CO{2} unit in New Mexico and a shut-in CO{2} gas well in south central Utah.

Revenues applicable to discontinued operations of Carbonic Reserves were $4,061,000, $10,614,000, $3,980,000, and $10,160,000 for the three and nine-
month periods ended September 30, 1997 and 1996, respectively.

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

(4)  REDEEMABLE PREFERRED STOCK

The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. The Company's operations through September 30, 1997, were not sufficient to begin the sharing of the consolidated net income. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

The Company has entered into an Agreement to purchase 303,890 shares of its common stock and 47,729 shares of its preferred stock from several parties. Closing of the purchase will take place in November 1997 and January 1998 with a total repurchase price of $4,160,590. In addition, the Company anticipates redeeming $1.459 million (14,590 shares) of the Company's pre-ferred stock in the first quarter of 1998 as a result of the gain realized from the Asset Sale.

(5)  EARNINGS (LOSS) PER SHARE

Primary earnings per common share for the three and nine-month periods ended September 30, 1996 are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of incentive and non-qualified stock options using the treasury stock method. Fully diluted earnings per share for the periods listed above include the potential dilution of the earnings available to common stockholders as if the preferred stock was converted to common stock. The calculation includes the weighted average number of shares of common stock outstanding, the common stock equivalents, and the common shares that would result from the conversion of the preferred shares.

The calculation of loss per common share for the three and nine-month periods ended September 30, 1997, does not include common equivalent shares or potentially dilutive securities outstanding, as the effect would be antidilutive.

The following table contains the components of the common share and common equivalent share amounts used in the calculation of earnings (loss) per share in the Company's statements of operations:

                              For the Three Months Ended  For the Nine Months Ended
                              --------------------------  -------------------------
                                 September    September    September   September
                                  30, 1997     30, 1996     30, 1997    30, 1996
                                 ---------    ---------    ---------   ---------
Primary EPS:
  Weighted average common
   shares outstanding            2,805,306    2,756,752    2,801,174   2,743,067
  Options considered to be
   common stock equivalents              -       42,155            -      39,196
                                 ---------    ---------    ---------   ---------
                                 2,805,306    2,798,907    2,801,174   2,782,263
                                 =========    =========    =========   =========
Fully diluted EPS:
  Weighted average common
    shares outstanding           2,805,306    2,756,752    2,801,174   2,743,067
  Options considered to be
   common stock equivalents              -       42,155            -      39,196
  Conversion of preferred stock          -      462,445            -     462,445
                                 ---------    ---------    ---------   ---------
                                 2,805,306    3,261,352    2,801,174   3,244,708
                                 =========    =========    =========   =========

(6)  SETTLEMENT OF TAKE-OR-PAY CONTRACT

In February 1996, the Company negotiated a settlement of a take-or-pay contract under which a customer was obligated to purchase certain volumes of liquid CO{2}. As a result of the settlement, the Company received $539,000 of cash and a CO{2} vapor recovery system with an estimated fair value of $400,000 and the Company released the party of its contractual obligation to purchase
the  contracted  liquid  CO{2}  volumes.   The  Company realized a  gain  of
$939,000 related to this settlement.

(7)  INCOME TAXES

In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the net deductible timing differences. There is no provision for regular federal income taxes in 1997 or 1996 due to the availability of net operating losses and other carryforwards. The provision in the statements of operations for the three and nine-month periods ending September 30, 1997 consists of $11,000 and $19,000 in state income tax and $28,000 and $45,000 in federal alternative minimum tax, respectively.

At September 30, 1997, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                  Expiration
                                                     Date         Amount
                                                  ----------     ---------
Federal regular tax operating loss carryforwards   2001-2010     $  65,212
Investment tax credit carryforward                 1997-2000           679
Tax depletion carryforward                        Indefinite         5,500
                                                                 ---------
                                                     Total       $  71,391
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion focuses on material changes in the Company's financial condition since December 31, 1996 and results of operations for the quarter ended September 30, 1997 compared to the prior year third quarter and the nine months ended September 30, 1997 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

   In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1996 Form 10-K.

   The Company operates within two major industry segments: (1) the environ-mental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities, and (2) the carbon dioxide ("CO{2}") Segment involving the production of CO{2}. As more fully explained below, on October 13, 1997, the Company closed the sale of substantially all of the operating assets of Carbonic Reserves ("the Asset Sale"), its 85% owned subsidiary engaged in dry ice manufacturing and distribution, leaving the Company's CO{2} production interests as the remaining component of this
segment.   The  operations of Carbonic Reserves have  been  presented  as  dis-
continued for all periods presented. See Note 2 to the financial statements. The Company also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine, and (ii) various assets and investments which the Company has been liquidating as opportunities have materialized, including the assets of the Company's former real estate construction and development ("R/E") Segment, the operations of which were discontinued in January, 1997. See Note 2 to the financial statements.

MATERIAL  CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1997 AS
COMPARED  WITH DECEMBER 31, 1996.

   The following table reflects some of the changes in the Company's financial condition during the periods indicated:

                             SEPTEMBER 30,    DECEMBER 31,      INCREASE
                                 1997             1996         (DECREASE)
                             -------------    ------------     ----------
Cash and cash equivalents     $  729,000       $  375,000       $354,000
Working capital               $1,331,000       $1,745,000      $(414,000)
Current ratio                  1.39 to 1        1.49 to 1


   The Company's ability to generate working capital from operations during the first nine months of 1997 was adversely affected by seasonality during the first three months of the year. The first quarter is normally a poor one for the dry ice business, and cold and/or rainy weather also normally causes a slowdown of sales in the environmental services portion of the E/RR Segment. As previously mentioned, the Company has discontinued the R/E Segment and the sale of substantially all of its assets in this segment during the first nine months of 1997 provided cash of $1,304,000 and working capital of $449,000. The proceeds from the sale were used to pay down the short-term debt associated with the construction cost of these assets. Despite the seasonal decline, however, net working capital generated by the above sale and by operations as a result of increased activity in the E/RR Segment for the first nine months of 1997 amounted to $861,000, compared to $576,000 generated in the first nine months of 1996.

   In addition to the proceeds from the sale of assets in the R/E Segment, the Company has been able to satisfy its liquidity needs through its working capital and borrowing arrangements. Future cash flows and availability of credit are subject to a number of variables, including continuing private and governmental demand for environmental services. Because of the sale in October of 1997 of substantially all of the operating assets of Carbonic Reserves, the Company anticipates that its cash flow from operations will be more than adequate to meet its planned operating costs and capital spending requirements for some period of time.

      Capital additions of $1,494,000 were made by the following segments in property, plant and equipment during the first nine months of 1997, as reflected in the table below:

Environmental/resource recovery                  $  453,000
Carbon dioxide, including Carbonic Reserves       1,041,000
                                                 ----------
                                                 $1,494,000
                                                 ==========

      Included in the above are $356,000 of additions financed through the issuance of seller-financed notes.

      The Company's working capital is expected to be more than adequate to fund the current and presently foreseeable capital expenditure requirements, including the $1,550,000 projected for the last three months of 1997.

      On October 13, 1997, the Company closed the sale of substantially all of its dry ice manufacturing and distribution assets for cash of $19.4 million and the assumption of certain liabilities. The Company recognized a gain from the Asset Sale of approximately $11.3 million. As of November 10, 1997, the Company had paid off a significant portion of its indebtedness. The Company has entered into an Agreement to purchase 303,890 shares of its common stock and 47,729 shares of its preferred stock from several parties. Closing of the pur-chase will take place in November 1997 and January 1998 with a total repurchase price of $4,160,590. In addition, the Company anticipates redeeming $1.459 million (14,590 shares) of the Company's preferred stock in the first quarter of 1998 as a result of the gain realized from the Asset Sale. The Company expects to use the remaining proceeds to provide working capital to exploit the Company's remaining assets. See Notes 2 and 4 to the accompanying financial statements.

      Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS - QUARTER ENDED
SEPTEMBER 30, 1997 AS COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1996.

      The loss for the quarter ended September 30, 1997 was $46,000, compared to income of $121,000 for the third quarter of the prior year. The current quarter resulted in a $12,000 decline over the operating income recorded in the year earlier quarter. There were revenue gains in both the CO{2} and the E/RR Segments; however, the improved operating margin in the CO{2} Segment was more than offset by lower margins in the E/RR Segment and "Other" caused by greater operating expenses.

      Operating results of the Company's two segments are reflected below:

                                     1997                    1996
                                 -----------            ------------
OPERATING PROFIT (LOSS):
   Environmental/resource
     recovery                    $  (238,000)           $   (162,000)
   Carbon dioxide                     90,000                  55,000
                                 -----------            ------------
         Subtotal                   (148,000)               (107,000)
   Other                            (228,000)               (257,000)
                                 -----------            ------------
           TOTAL                  $ (376,000)             $ (364,000)
                                 ===========            ============

      The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

ENVIRONMENTAL/RESOURCE RECOVERY

      The E/RR Segment generated a $76,000 larger operating loss in the third quarter of 1997 compared to the same period in 1996. The segment reflected a 47% increase in revenues as a result of the completion of several large drilling and water main projects. Management of the Company has been pursuing and will continue to pursue the commercial development of its patented Mulled Coal technology. The costs of pursuing this development, as well as increased operating expenses related to the Company's environmental services activities, offset the increased revenues and resulted in the decline in operating margins.

CARBON DIOXIDE

      Third quarter 1997 operations reflected an operating profit of $90,000 compared to a $55,000 profit for the 1996 third quarter. Revenues from this segment for the third quarter ended September 30, 1997 approximated $122,000, a 67% increase over last year's third quarter. The primary factor contributing to this improvement was additional CO{2} sales resulting from a develop-ment program which began in July of 1996 to meet increased demand for the CO{2} produced from one of the fields in which the Company has small working and overriding royalty interests.

OTHER ACTIVITIES

      Other operations, consisting mostly of general and corporate activities, generated a slightly smaller operating loss for the third quarter of 1997 than the same period of last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $523,000 from $485,000 in the 1996 third quarter. SG&A expenses incurred by the E/RR Segment during the third quarter of 1997, which represent 55% of the total SG&A costs, increased by $53,000 over the same period last year. This increase was associated with an increase in expenses related to increases in the cost of health benefits for employees in this segment.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES

     The third quarter of 1997 had an increase in DD&A expense of $32,000, reflecting additions to property, plant and equipment made during the past year.

OTHER INCOME AND EXPENSES

     Other income and expenses resulted in a loss of $19,000 for the third quarter of 1997, down from the $22,000 gain recorded for such items in the same period of 1996. The decrease was due, in part, to the fact that the third quarter of 1997 included an increase in interest expense of $33,000 over the same period in 1996. The third quarter of 1997 also showed a decrease in the gain on sale of assets of $46,000 compared to the third quarter of 1996. Such items were offset by a $38,000 increase in income from other items and the minority interest in the operations of consolidated subsidiaries.

DISCONTINUED OPERATIONS

   As previously discussed, the Company discontinued its real estate construction and development activities in January of 1997 in order to focus its attention on other segments which are considered to have greater potential for growth and profitability. As discussed in Note 2 to the Financial Statements, the Company recognized the estimated loss of disposing of the R/E Segment's assets in the fourth quarter of 1996. In the first quarter of 1997, the Company sold all of the R/E Segment's assets, except for two completed speculative homes, for $1,196,000. One of the two homes was sold during the second quarter of 1997 for $338,000. The Company expects to dispose of the remaining speculative home by December 31, 1997.

     On October 13, 1997, the Company closed the sale of substantially all of its dry ice manufacturing and distribution assets for cash of $19.4 million and the assumption of certain liabilities. The Company recognized a gain from the Asset Sale of approximately $11.3 million. As of November 10, 1997, the Company had paid off a significant portion of its indebtedness. The Company has entered into an Agreement to purchase 303,890 shares of its common stock and 47,729 shares of its preferred stock from several parties. Closing of the purchase will take place in November 1997 and January 1998 with a total repur-chase price of $4,160,590. In addition, the Company anticipates redeeming $1.459 million (14,590 shares) of the Company's preferred stock in the first quarter of 1998 as a result of the gain realized from the Asset Sale. The Company expects to use the remaining proceeds to provide working capital to exploit the Company's remaining assets. See Notes 2 and 4 to the accompanying financial statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS - NINE  MONTHS  ENDED
SEPTEMBER  30, 1997 AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

      The loss for the nine months ended September 30, 1997 was $449,000, compared to income of $61,000 for the first nine months of the prior year. The first three quarters of 1996 benefited from a settlement of the take-or-pay agreement in the CO{2} Segment in the amount of $939,000. This income, along with the other results of operations for Carbonic Reserves and the R/E Segment, have been presented as discontinued operations for all periods presented.
Increased revenues in all segments were more than offset by increases in operating, SG&A and other expense classifications resulting in a loss for the first nine months of 1997.

      Operating results of the Company's two segments are reflected below:

                                        1997              1996
                                  -------------       -----------
Operating profit (loss):
   Environmental/resource
        recovery                  $    (578,000)      $  (654,000)
   Carbon dioxide                       280,000           157,000
                                  -------------       -----------
          Subtotal                     (298,000)         (497,000)
   Other                               (695,000)         (796,000)
                                  -------------       -----------
            TOTAL                 $    (993,000)      $(1,293,000)
                                  =============       ===========

      The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

ENVIRONMENTAL/RESOURCE RECOVERY

   A significant increase in revenues generated by the E/RR Segment in the first nine months of the year led to a $76,000 improvement in operating margins as compared to the same period in 1996. This increase in revenues was primarily caused by the completion of several large drilling and water main replacement projects and the full nine months impact of Horizontal Drilling Technologies, Inc. ("HDT"), resulting from Beard's purchase of 80% of HDT'S common stock (the "HDT acquisition") in May 1996. The revenue increase was partially offset by the increased operating costs related to the Company's other environmental services activities and by the development costs associated with the Company's patented Mulled Coal technology. Management of the Company will continue to pursue the commercial development of this technology.

CARBON DIOXIDE

   Operations for the first nine months of 1997 resulted in an operating profit of $280,000 compared to a $157,000 operating profit for the 1996 first nine months. The sole component of revenue for this segment is now the revenue from the Company's small working and overriding royalty interests in two producing CO{2} units located in Colorado and New Mexico. The nine months operating results of 1997 compared to 1996 reflect the increased revenue resulting from the development project begun in 1996 on one of the properties.

   Revenues from this segment totaled $378,000 for the first nine months of 1997, a 68% increase over the same period last year. This improvement in revenues was partially offset by increases in expenses associated with the development program.

OTHER ACTIVITIES

      Other operations, consisting mostly of general and corporate activities, generated a $101,000 smaller operating loss for the first nine months of 1997 as compared to the same period last year. The principal reason for the smaller loss is the result of a change in the method of allocating expenses for health benefits among members of the consolidated group whereby the other members now bear a larger share of the expected costs for health insurance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 1997 increased to $1,539,000 from $1,335,000 in the comparable 1996 period. SG&A expenses incurred by the E/RR Segment during the first nine months of 1997, which represent 55% of the total SG&A costs, increased by $296,000 over the same period last year. The effect of the HDT acquisition accounted for $173,000 or 58% of this increase. Other members of the segment incurred increases in SG&A costs as a result of increased operating activity.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES

     The first nine months of 1997 had an increase in DD&A expense of $115,000, reflecting additions to property, plant and equipment made during the past year.

OTHER INCOME AND EXPENSES

     The negative net effect of other income and expenses for the first nine months of 1997 increased slightly compared to the same period in 1996. Interest expense increased $118,000 for the first nine months of 1997 compared to the same period in 1996 as a result of increased borrowings to meet working capital needs in the E/RR Segment and other operations. The first nine months of 1997 realized $89,000 less gain on the sale of assets compared to the first nine months of 1996. Other items included a $60,000 smaller impairment provision in 1997, compared to the first nine months of 1996, recorded against the carrying value of the Company's interest in certain investments and a $149,000 improvement in the earnings of its unconsolidated affiliates for the same period.

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


PART II. OTHER INFORMATION.


Item 2.  Changes in Securities.

     The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the instrument governing the rights of the preferred stockholders. Accordingly, one-third of future "consolidated net income" will accrete directly to
preferred stockholders and reduce earnings per  common  share.   As a result of
these  redemption  requirements,  the  payment  of any dividends to the  common
stockholders  in  the  near  future  is  very unlikely.   See  Note  4  to  the
accompanying financial statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

Exhibit      Description
-------      -----------
10(M)        Letter Agreement dated August 15, 1997 by and among Clifford H.
             Collen, Jr., Carbonic Reserves, Beard Oil Company and Registrant.

10(N)        Letter Agreement dated October 8, 1997 by and among Randy D.
             Thacker, Carbonic Reserves, and Registrant.

27           Financial Data Schedule

(b)  No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      (Registrant)   THE BEARD COMPANY

                                                HERB MEE, JR.
   (Date) November 12, 1997          ___________________________________
                                          Herb Mee, Jr., President and
                                          Chief Financial Officer


                                                JACK A. MARTINE
   (Date) November 12, 1997          ___________________________________
                                          Jack A. Martine, Controller and
                                          Chief Accounting Officer

                             EXHIBIT INDEX


Exhibit No.     Description                       Method of Filing
-----------     -----------                       ----------------
10(M)         Letter Agreement dated August 15, Filed herewith electronically
              1997 by and among Clifford H.
              Collen, Jr., Carbonic Reserves,
              Beard Oil Company and Registrant

10(N)         Letter Agreement dated October    Filed herewith electronically
              8, 1997 by and among Randy D.
              Thacker, Carbonic Reserves, and
              Registrant

27            Financial Data Schedule           Filed herewith electronically