Form 10-K405
period 1997-12-31
BEARD CO /OK
filed 1998-03-31
CIK 909992

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997
                                      OR
    [ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ______________ to ________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock on the American Stock Exchange as of the close of business on February 28, 1998 was $7,527,000.

      The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1998 was
                   Common Stock $.001 par value - 2,528,239

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders of The Beard Company are incorporated herein by reference as to Part III, Items 10, 11, 12 and 13.

                               THE BEARD COMPANY
                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1997

                               TABLE OF CONTENTS

PART I

Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission   of   Matters   to   a   Vote   of   Security   Holders

Item 4a.    Executive Officers and Significant Employees of the Company

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

                                    PART I

Item 1.  Business.

(a)   General development of business.

   General. As the result of a merger approved by stockholders and effected in November of 1997 (the "Merger"), The Beard Company was merged into its newly formed subsidiary which was immediately renamed The Beard Company. The sole purpose of the Merger was to impose certain transfer restrictions on the Company's preferred and common stock to prevent inadvertent application of
Section 382 of the Internal Revenue Code in the future and thus protect the Company's net operating loss carryforwards of approximately $53.8 million as of December 31, 1997.

     The Company operates within two major industry segments: (1) the environmental/resource recovery segment (the "E/RR" Segment"), consisting of environmental services and resource recovery activities, and (2) the carbon dioxide segment (the "CO{2} Segment"), comprised of the production of CO{2} gas. Beard also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine, and (ii) various assets and investments which the Company has been liquidating as opportunities have materialized.

    As a result of the 1993 Restructure (the "Restructure" - see below) Beard has approximately $53.8 million of unused net operating losses ("NOL's") available for carryforward. Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil Company ("Beard Oil").

Recent Developments

   In February of 1998 the Company formed Interstate Travel Facilities, Inc. ("ITF"), which acquired four convenience store/service station properties and one undeveloped property strategically located on Interstate Highways I-35 and I-40 in Oklahoma. Two of the stores and the undeveloped property are located in the north part of the Oklahoma City Metroplex on I-35. The other two stores are located on I-40 east of Oklahoma City. (See "Recent Activities - Interstate Travel Facilities, Inc." at pages 14 through 15 of this report).

   The operations of the Company's interstate travel facilities will comprise a new segment of business beginning with the first quarter of 1998.

                             THE 1993 RESTRUCTURE

    The 1993 Restructure. As a result of a restructure (the "Restructure") effected in October of 1993 with four institutional lenders (the "Institutions"): (a) Beard divested substantially all of the oil and gas assets of its subsidiary, Beard Oil; (b) $101,498,000 of long-term debt and other obligations were effectively eliminated; and (c) the Institutions received 25% of Beard's then outstanding common stock and $9,125,000 stated value (91,250 shares, or 100%) of Beard's then outstanding preferred stock.

   Subsequent Sale of Stock by Certain Institutions; Current Stock Ownership by the Institutions. In January of 1997 three of the four Institutions sold their common and preferred shares to five individuals. These individuals thereafter sold such shares to the Company (the "Repurchase"). Repurchase of the common (303,890 shares) was effected by the Company in November of 1997 and repurchase of the preferred (47,729 shares) was effected in January of 1998. As a result of the Repurchase, together with the subsequent redemption of 14,589 preferred shares from the sole remaining preferred shareholder, the Company has reduced its outstanding common shares from 2,832,129 to 2,528,239 (net of treasury shares) and its outstanding preferred shares from 90,156 to 27,838. The sole remaining Institution holds 11.68% of the voting power of Beard through its ownership of common stock and an additional 5.35% through its holdings of preferred stock, for a total of 17.03% of the total outstanding voting stock of the Company. Prior to the Repurchase the preferred holders had elected a director who continues to serve on Beard's six-member Board of Directors.

    Mandatory Redemptions of Beard Preferred Stock. The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to the preferred stockholder and reduce earnings per common share.

   Conversion of Beard Preferred Stock. Each share of Beard preferred stock which has not previously been redeemed may be converted into 5.129425 shares of Beard common stock after December 31, 2002. Fractional shares will not be issued, and cash will be paid in redemption thereof.

   Preservation of NOL's. The Company estimates that at year-end 1997, Beard and its consolidated subsidiaries had NOL's of approximately $53.8 million. Beard considers such NOL's, which expire between 2004 and 2010, to be one of its most valuable assets and that loss of the NOL's would have a severe negative impact on the Company's future value. Beard took action to protect the assets and prevent the triggering of an "ownership change" as defined in
Section 382 of the Code by re-imposing restrictions on all of its shares to prevent transfer without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

   Indemnification Obligations. As a result of the Restructure and subsequent Repurchase, the Company continues to have an indemnity obligation to the remaining Institution and to one of its assignees for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with the Restructure (collectively, the "Obligations"). Neither Beard nor Beard Oil is presently aware of any material liabilities existing as a result of such Obligations.

   Discontinued Operations. In October of 1997 the Company sold substantially all of the assets of its 85%-owned dry ice subsidiary, Carbonic Reserves, a company involved in the manufacturing and distribution of solid CO{2} (the "Solid CO{2} Segment"), which comprised the bulk of the assets of its CO{2} Segment. Beard discontinued its real estate construction and development activities in January of 1997. As a result, the Company's continuing operations in 1997 consist primarily of the E/RR Segment, the CO{2} Segment (production of CO{2} gas) and other unrelated activities. Accordingly, the net operating results of the Company's dry ice manufacturing and distribution business and of its real estate construction and development activities have been presented as discontinued operations in 1997 and for all periods presented in the consolidated statements of operations.

    At December 31, 1997, the Company had sold all of its real estate construction and development assets with the exception of one speculative home which remains for sale. The Company expects to dispose of this home in the near future at its recorded value as of December 31, 1997. (See Management's Discussion and Analysis---Discontinued operations at page 26 of this report and note 2 of the financial statements).

                             CONTINUING OPERATIONS

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

    In 1993 Whitetail Services, Inc. ("Whitetail") terminated its oilfield construction activities and converted its operations to focus upon environmental services, including soil and groundwater treatment system installations, site remediation, bioremediation, waste stabilization and solidification, underground storage tank removal, heavy equipment operations and emergency spill response. Whitetail's environmental service capabilities were expanded in 1995 by the addition of environmental drilling and waste transportation and storage, both of which had previously been conducted by separate subsidiaries.

    In 1990 the Company acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. During the four years that Beard owned EI, EI developed a new patented technology know as Mulled Coal Technology (the "M/C Technology"). In 1994 Beard sold EI to a subsidiary of The Williams Companies, Inc., but retained the M/C Technology which was contributed to a wholly-owned subsidiary, Beard Technologies, Inc. ("BTI"). In early 1996 BTI, as the principal subcontractor, delivered its final report in connection with a 23-month contract with the United States Department of Energy (the "DOE") to demonstrate the storage, handling and transportation characteristics of Mulled Coal under commercial conditions. The results and conclusions of the final report far surpassed BTI's original expectations. (See "Resource Recovery Activities - Department of Energy Contract"). Since that time BTI has continued to pursue the commercial development of the M/C Technology.

   In May of 1996 the Company acquired 80% of Horizontal Drilling Technologies, Inc. ("HDT"), a company specializing in trenchless technology. As part of the purchase consideration the seller received 20% of the common stock of Whitetail. HDT specializes in directional drilling and has completed various aspects of utility and environmental remediation projects in 14 states. It has focused much of its attention since the acquisition on cable and fiber optics installations.

    In January of 1997 the Company acquired 80% of ISITOP, Inc., which specializes in the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination.

   Collectively, the E/RR Segment can provide environmental related services to industry and government on a nationwide scale utilizing the newest emerging technologies and state of the art assessment-to-remediation techniques. Now that BTI has successfully demonstrated the commercial feasibility of its M/C Technology, it is focusing its current efforts on marketing such technology in the eastern coal producing states, where it hopes to set up several coal recovery projects for the larger coal companies and/or utilities operating there.

   Carbon Dioxide Operations. The Company's carbon dioxide activities now consist of the production of CO{2} gas which is conducted through Beard. The Company owns non-operated working and overriding royalty interests in two producing CO{2} gas units in Colorado and New Mexico.

(b)   Financial information about industry segments.

   Financial information about industry segments is contained in the Statements of Operations and Note (16) of Notes to the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

(c)   Narrative description of business segments.

   The Company operates within two major industry segments: E/RR and CO{2}. All of such activities, with the exception of Beard's CO{2} gas production activities, are conducted through subsidiaries. Beard, through its corporate staff, performs management, financial, consultative, administrative and other services for its subsidiaries.


                  ENVIRONMENTAL/RESOURCE RECOVERY ACTIVITIES

   General. Following the 1993 Restructure, the operations of several of Beard Oil's oilfield services subsidiaries were redirected to focus upon environmental services activities. Following the sale of the Company's research and development company in 1994 another subsidiary has continued to pursue the commercial development of the patented coal technology developed by its R&D predecessor. In May of 1996 a company was acquired which utilizes trenchless technology for its environmental remediation projects. In January of 1997 another subsidiary became the exclusive U.S. licensee for the use of a chemical process for the remediation of creosote and PAH contamination.

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

    Through its SQG Services Division ("SQG Services") Whitetail provides consulting services to generators of small quantities of hazardous and non-hazardous industrial waste and handles the removal and disposal of same. SQG Services also provides services for removal and disposal of waste products, and handles all related documentation, ensuring compliance with government regulations and reducing future liability. One of SQG Services' unique features is its characterization services which sample and identify the customer's waste, ensuring that it is properly analyzed and safely handled from that point forward.

    All of SQG Services' personnel must undergo rigorous training, including OSHA required 40 Hour Hazardous Waste Operations and Emergency Response training ("HAZWOPER"), CPR/First Aid, Confined Space and other specialized training certifications that apply to their work.

    In late 1996 Whitetail shifted its marketing focus, placing increased emphasis on the development of private sector accounts while continuing to service current governmental, public sector clients. In early 1997, marketing efforts were initiated to promote diversification into underground utility construction including telecommunications, and water, sewer and gas mains. While it has handled jobs in several other states, Whitetail has operated primarily to date in Oklahoma, Texas, Kansas, Arkansas, and Missouri. As a result of the HDT acquisition (see below), Beard's ownership in Whitetail was reduced to 80%.

   Since the takeover of Whitetail's operations by Beard in 1990 the number of Whitetail's employees has increased from 12 to 45 (42 full time and three part time) as of December 31, 1997. Ten full time employees were added in 1997 primarily as a result of Whitetail's diversification into municipal utility construction.

   Horizontal Drilling Technologies, Inc. In May of 1996 the Company acquired 80% of the common stock of Horizontal Drilling Technologies, Inc. ("HDT"). The seller received 20% of the common stock of Whitetail as part of the consideration for the purchase of HDT. HDT specializes in directional horizontal drilling and in the installation of horizontal wells for soil and groundwater remediation. HDT has completed a broad range of projects for utilities, municipalities, pipeline companies, environmental service companies and others in 14 states. Because of the tremendous growth currently being enjoyed by the telecommunications industry, HDT is concentrating much of its present marketing efforts on cable and fiber optic installations.

   During 1997 HDT and Whitetail, in a joint marketing effort, diversified into several phases of utility construction utilizing HDT's directional drilling techniques and Whitetail's construction capabilities. As a result of this team effort, numerous water and gas main rehabilitation and relocation projects and fiber optic network builds have been completed during the last 12 months.

   ISITOP, Inc. In January of 1997 Beard changed the name of a wholly-owned, inactive subsidiary to ISITOP, Inc. ("ISITOP"). ISITOP has obtained an exclusive license for the United States from a company which has developed a chemical (54GO{TM} 101) and has tested a process which utilizes such chemical for the remediation of creosote and PAH contamination. U.S. Patent #5,670,460 for method and composition for 54GO{TM} Products was granted September 23,
1997. This patent covers all applications utilizing 54GO{TM} Products, including ISITOP's applications. A specific application for remediation is expected to be applied for in May 1998.

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

    In the three-step licensed process used by ISITOP, the contaminated soils are placed into on-site containers for processing using a proprietary chemical wash (54GO{TM} 101---solvent specific) followed by bioremediation and perhaps some air drying. The process can take place at the contaminated area, eliminating the high costs and exposure of disposal and trucking.

   ISITOP completed the first field test of its chemical process in May of 1997. The site was a storage yard of an old narrow gauge railroad near Durango, Colorado, where railroad ties had been stored for many years (the "Durango Project"). The owners of the site estimated that approximately 25 gallons of liquid creosote had been spilled over an extended period of approximately 30 years. A total of 72 cubic yards of contaminated soil was treated at the site.

   Measuring the contamination of sites is often related to BAP (Benzo (A) Pyrene) equivalents. Each of the constituents of concern (known cancer causing Analytes) are factored and assigned a BAP value. The value at the beginning of the Durango Project was 251.02 BAP equivalent. Many states have established a value of 8 mg/kg as a prime remediation goal. The Durango Project was completed within 150 days with a BAP equivalent of 2.053.

   ISITOP is currently holding discussions with the developers of two major remediation technologies to evaluate how ISITOP's chemical process can enhance their process. Studies by Dr. Joe Bowden of CDS Environmental, and a staff consultant to ISITOP, indicate that ISITOP's process can expedite processes such as steam and soil heating, dramatically reducing the time and expense of such processes. These processes would enable in-situ remediation while reducing the costs of remediation.

    ISITOP has also developed a process for cleaning of tanks at creosote treating facilities, and has several proposals outstanding utilizing such process. Utilization of the process would enable the end user to recover the materials within the storage tanks without manned entry, allowing them to sell the recovered materials.

   Despite the dearth of commercial projects to date, ISITOP believes that it is positioning itself and its technologies to become a significant player in the remediation market.

    Incorporated Tank Systems. Through another subsidiary, Incorporated Tank Systems ("ITS"), the Company conducts wastewater storage tank rental operations. ITS has 36 wastewater storage tanks available for rental. As of March 12, 1998, eight tanks were rented.

Resource Recovery Activities

    History/Formation of Beard Technologies, Inc. In early 1990, the Company acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. During the four years that Beard owned EI, EI developed a new technology known as Mulled Coal Technology (the "M/C Technology").

   In May 1994 Beard sold EI to a subsidiary of The Williams Companies, Inc., retaining certain assets and the patent rights to the M/C Technology which
Beard contributed to a wholly-owned subsidiary which was renamed Beard Technologies, Inc. ("BTI"). BTI has continued to pursue the commercial development of the M/C Technology. BTI has one full time employee.

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

    Department of Energy Contract. Prior to 1994 the M/C Technology had only been successfully demonstrated in the laboratory. In March 1994 the United States Department of Energy (the "DOE") awarded a contract to EI under which the DOE agreed to fund a majority of the cost of demonstrating the feasibility of the M/C Technology at a near commercial scale. BTI, EI and the DOE entered into agreements whereby EI remained as the prime contractor with BTI providing technical and on-site management for the project (the "DOE Project").

    The DOE Project was located at a large coal preparation plant near Birmingham, Alabama, which is owned and operated by a major coal producer. At the completion of the production phase of the project, the Mulled Coal was shipped to an Alabama power company. The 23-month program was completed in February of 1996 and the final project reports were delivered to the DOE in March of 1996.

   Results of the DOE Project were highly encouraging. The design of process equipment and controls worked very well. Excellent quality Mulled Coal was produced on a continuous basis, in a commercial environment and at a production rate which was 50 times higher than production rates for previous pilot plant tests. Actual operating costs at the near commercial scale were far lower than costs which had been projected from laboratory and pilot plant tests. And, most importantly, the Mulled Coal caused no problems with storage, handling and shipping.

   Commercial Development Activities. As a result of the DOE Project, BTI considers the M/C Technology to be fully ready for commercialization. During the past 24 months efforts have been made to make producers in the U.S. and other coal producing nations aware of the technology and its advantages. BTI has called on numerous coal producers, preparation plant builders and coal preparation engineering firms to acquaint them with the technology and to explore licensing arrangements related to the M/C Technology. It has also called on several utilities that burn large quantities of coal.

   Millions of tons of fine wet coal have been discarded to large coal slurry impoundments throughout the eastern coal producing states, representing an enormous potential source of low cost fuel. BTI will pursue entering into selected slurry impoundment recovery projects as a venture partner with an experienced coal producer, preparation plant operator or allied service company.

   During the last quarter of 1997 and the first quarter of 1998 there has been a flurry of activity focused upon the development of fine coal waste impoundment recovery projects which qualify for Federal tax credits under
Section 29 of the Internal Revenue Code. These projects involve recovering the raw slurry with a dredge, using a sophisticated washing plant to remove clay and other fine impurities from the coal, thermally drying the covered clean coal product, and finally producing a high BTU fine coal briquette which qualifies for the tax subsidy. In order to qualify for the tax credit, the projects must be in operation by July of 1998.

   There are at least 20 Section 29 pond recovery projects in various stages of
development.   As  a  result,   development  activity  for  conventional  (non-
subsidized) projects has temporarily come to a standstill.

   BTI intends to participate in slurry pond recovery projects---not as an owner, but as a contract operator and as a consultant. Currently BTI is negotiating with a midwestern utility to be the contract operator of five projects which collectively are expected to produce over 2 million tons of coal per year for the next eight years.

   In late February of 1998 BTI set up a vibra-core drilling rig which is used in an advanced but simple method of recovering 3" diameter exploratory cores from slurry ponds. The first drilling job for a commercial client involved drilling seven core holes in a pond where the coal slurry was covered by about five feet of water. The drilling project was successfully completed during the first week of March 1998. BTI anticipates that there will be a strong demand for its slurry pond drilling services for the balance of 1998.

   The BTI fine coal preparation laboratory has been gearing up to perform core analyses for slurry pond recovery projects. In addition to supporting our own pond evaluations, BTI has begun offering similar services to others who are developing pond recovery projects. The first large commercial job came into the lab in the second week of March 1998. BTI expects a strong demand for commercial lab services for at least the next six months.

   Facilities. Whitetail, its SQG Services Division and HDT utilize an office and related facilities leased by Whitetail in Oklahoma City. HDT also rents a small office in Wichita. BTI leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh ("UPARC"). The UPARC facilities give BTI access to a wide range of coal and mineral testing capabilities. ISITOP is furnished office space in Farmington, New Mexico as part of its arrangement with the company from which it obtained its license.

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

                                             Percent of
                                            Consolidated
                                            Revenues from
                     Fiscal Year             Continuing
                        Ended                Operations

                      12/31/97                  90%
                      12/31/96                  89%
                      12/31/95                  92%

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

   The environmental services entities provided their services to 108 customers in 1997. Environmental services activities performed under subcontracts for 15 customers who were working for the State of Oklahoma Indemnity Fund (the "Fund"), primarily for UST removal, accounted for 17%, and contracts for the City of Wichita accounted for 16%, of the E/RR Segment's 1997 revenues. However, the Company does not feel that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries as a whole. The Fund normally pays for such work in 90 to 120 days, and the primary contractors normally pay the subcontractors in 120 to 150 days for such billings, resulting in extended payment terms for this type of activity.

   The resource recovery business is also highly competitive and the E/RR Segment is competing against much larger and better financed companies. Beard has attempted to develop lower cost technology that will create a market opportunity. Such attempts by Whitetail, BTI and ISITOP have been unsuccessful to date.

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

    Employees.   As of December 31, 1997 the E/RR Segment employed 70 full time and one part time employees.

   Financial information.   Financial information about the E/RR Segment is set
forth in the Company's Financial  Statements.   See Part II, Item 8---Financial
Statements and Supplementary Data.

                           CARBON DIOXIDE OPERATIONS

   General. The Company's carbon dioxide (CO{2}) gas operations are conducted by the parent company which owns working and overriding royalty interests in two CO{2 }gas{ }producing units.

Carbon Dioxide (CO{2}) Properties

    McElmo Dome. During 1983, the McElmo Dome Field in Montezuma and Dolores Counties of Western Colorado was formed into a field-wide unit (the "Unit") covering a 240,000-acre area which is producing CO{2} gas. Beard owns a 0.545610% working interest (0.471926% net revenue interest) and an overriding royalty interest equivalent to a 0.092190% net revenue interest in the Unit, giving it a total 0.564116% net revenue interest in the Unit.

    Deliveries of CO{2} gas from the Unit are transported through a 502-mile pipeline (the Cortez pipeline) to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. Shell Western E&P, Inc. ("SWEPI") is the operator of the Unit. There are 41 producing wells in the Unit, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome and Bravo Dome (see below) are believed to be the two largest producing CO{2} fields in the world. The gas from McElmo is estimated to be approximately 97% pure CO{2}.

   In 1997 Beard sold 1,605,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interest at an average price of $.31 per Mcf. In 1996 Beard sold 1,695,000 Mcf attributable to its working and overriding royalty interest at an average price of $.17 per Mcf. In 1995, Beard sold 1,095,000 Mcf attributable to its working and overriding royalty interest at an average price of $.20 per Mcf. Beard was underproduced by 352,000 Mcf on the sale of its share of McElmo Dome gas at year-end 1997.

    In July of 1996 SWEPI advised the working interest owners that current demand for McElmo Dome CO{2 }had increased from less than 600 million cubic feet per day in 1995 to over 700 million cubic feet per day, and was expected to increase to one billion cubic feet per day beginning in July of 1997. In order to meet such demand SWEPI commenced a $36.1 million development program in July of 1996 which is now targeted for completion in early 1998. Beard had expended a total of $215,000 for its share of the development costs through 1997. 1997 CO{2} revenues at McElmo Dome increased to $503,000 in 1997 from $292,000 in 1996 reflecting the ongoing development coupled with higher pricing for CO{2}.

   Bravo Dome. In addition to its reserves in the McElmo Dome Unit, Beard also owns a very small working interest in the 1,000,000-acre Bravo Dome CO{2} Gas Unit which is situated in Union, Harding and Quay Counties of northeastern New Mexico. Beard acquired a 0.05863% working interest in this unit in 1987. Beard is currently underproduced by 130,000 Mcf on the sale of its share of Bravo Dome gas. Beard's CO{2} gas sales approximated $9,000 in both 1995 and 1996. The Company sold no CO{2} gas from Bravo Dome in 1997 due to temporary overproduction, but expects to resume sales in 1998.

   Amoco Production Company operates a CO{2} production plant in the middle of the Bravo Dome Unit which was formed in 1979. There are 265 producing wells in the Bravo Dome Unit, each being approximately 2,500 feet in depth. The gas is extremely pure, being approximately 98% CO{2}.

   Net CO{2} Production. The following table sets forth Beard's net CO{2} production for each of the last three fiscal years:

                                   Net CO{2}
                   Fiscal Year     Production
                     Ended           (MCF)

                   12/31/97        1,617,000
                   12/31/96        1,723,000
                   12/31/95        1,123,000

    Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO{2} produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                                  Fiscal Year
                                     Ended
                -----------------------------------------------------
                                 Average Sales        Average Lifting
                Fiscal Year      Price Per Mcf          Cost Per Mcf
                 Ended              OF CO{2}              OF CO{2}

                12/31/97             $0.31                 $0.06
                12/31/96             $0.18                 $0.06
                12/31/95             $0.20                 $0.09

   Productive Wells and Acreage. Beard's principal CO{2} properties are held through its ownership of working interests in oil and gas leases which produce CO{2} gas. As of December 31, 1997, Beard held a working interest in a total of 306 gross (0.25 net) CO{2} wells located in the continental United States. The table below is a summary of such developed properties by state:

                                             NUMBER OF WELLS
                                             ---------------
               STATE                       GROSS           NET
               -----                       -----           ---
   Colorado..........................         41         0.224
   New Mexico........................        265         0.029
                                             ---         -----
                                             306         0.253
                                             ===         =====

   Employees.  As of December 31, 1997 the CO{2} Segment had no employees.

   Financial Information.  Financial information about  the Company's CO{2} gas
operations is contained in the Company's Financial Statements.   See  Part  II,
Item 8---Financial Statements and Supplementary Data.

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

   From 1990 to 1994 the worldwide price received for iodine decreased more than 50% from its previous peak of approximately $18 per kilogram as a result of increased production capacity in the United States and Chile. The price bottomed out in mid-1994 at $7 per kilogram but has recovered to the point that it averaged more than $19 per kilogram in 1997. The price is expected to be in the $18 to $19 per kilogram range for the coming months.

    Because of the severely depressed industry pricing conditions, NABR determined to shut down the operations of the Woodward Plant for an indefinite period of time until the oversupply situation was rectified. Accordingly, the Woodward Plant shut down in June of 1993. By the third quarter of 1996 the oversupply situation appeared to have corrected itself and the decision was made to reactivate the Woodward Plant, which came back on stream in October of 1996. In January of 1997 NABR shipped the first 8,000 kilograms produced at the plant since its reactivation. The total cost of reactivating the plant, including the cost of drilling a new production well plus the additional working capital required, was approximately $1.1 million. Such funds were loaned to NABR by our Japanese partners. No capital distributions will be made from the joint venture until the loan by the Japanese partners has been fully repaid with interest. As of December 31, 1997 $576,000 of the loan remained to be paid.

   Other Assets. Beard also has a number of other assets and investments which it intends to liquidate as opportunities materialize. Such assets consist primarily of drilling rigs and equipment, land and improvements, real estate limited partnerships in which the Company is a limited partner and miscellaneous other investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities. Beard's recorded value for these other assets is less than or equal to their estimated fair value.

Recent Activities

   Interstate Travel Facilities, Inc. ("ITF") In February of 1998 the Company formed a new subsidiary, Interstate Travel Facilities, Inc. ("ITF"), which acquired five properties that will comprise the nucleus of a new line of business geared to the needs of interstate highway travelers. The new subsidiary is owned 80% by Beard and 20% by Toby B. Tindell ("Tindell") and his wife. Tindell serves as President and Chief Executive Officer of ITF.

    Three of the properties were purchased from the Tindells and Tindell Enterprises, Inc. (the "Tindell Properties") effective as of the close of business on February 28, 1998. Purchase price for the Tindell Properties totaled $2,061,000, including ITF stock valued at $181,000, an ITF promissory note for $544,000, and debt assumed by ITF totaling $1,336,000. Tindell has an option to acquire an additional 30% of ITF after the company has attained a net worth of $4,400,000. The Tindell Properties are all situated along Interstate Highway I-35 ("I-35") in the northern part of the Oklahoma City Metroplex. It is anticipated that I-35 will become the major north-south highway connecting Mexico, the United States and Canada as a result of the North American Free Trade Agreement.

   One of the Tindell Properties, located at the Seward Road East exit, will be known as "Rodeo Corner" since this exit serves as the main entrance to the Lazy E Arena. This property was purchased by Tindell Enterprises, Inc. in December 1997. Renovation of this location commenced in January 1998 and was completed in March of 1998. Rodeo Corner contains a service station, convenience store and
restaurant.   The  Lazy  E  Arena,  built  in  1984, is regarded as the world's
premier  western  entertainment  facility,  and  is  home   to   more  than  25
championship  events  each  year.   The  Arena accommodates more than 1,000,000
visitors per year. The theme for Rodeo Corner will be based upon rodeo type events, and it will also serve northbound I-35 travelers.

     The second Tindell Property ("Waterloo I"), located at the Waterloo Road East exit, was completely renovated by the Tindells last year, and contains a service station and convenience store. Waterloo I will focus on nearby Lake Arcadia, the City of Edmond and northbound I-35 travelers. This exit also serves as the south entrance to the Lazy E Arena. The third of the Tindell Properties ("Waterloo II"), located at the Waterloo Road West exit, is presently undeveloped. Waterloo II will, when developed, cater to City of Edmond patrons as well as southbound I-35 travelers.

      The other two properties were purchased by ITF in early February from Stuckey's Management Group, L.L.C., a Georgia limited liability company (the "Stuckey Properties") for a cash consideration totaling $490,000, which included $90,000 of inventory. The Stuckey Properties are both situated along Interstate Highway I-40 ("I-40") in the eastern part of Oklahoma. I-40 is one of the principal east-west transportation corridors in the United States.

     The first of the Stuckey Properties is situated at Exit 262 North near Checotah, Oklahoma (the "Checotah" facility). Renovation is currently underway at Checotah, which includes a service station, convenience store and small restaurant. Because of its proximity to Lake Eufaula and Fountainhead State Park, Checotah's theme will be on fishing, camping, boating and other recreational activities in the surrounding area, and it will also cater to westbound I-40 travelers.

      The other Stuckey Property is situated at Exit 212 South near Cromwell, Oklahoma (the "Cromwell" facility). Renovation of Cromwell, which also includes a service station, convenience store and small restaurant, is expected to start within 60 days. Although a final decision has not yet been made, it is anticipated that a recreational vehicle ("R/V") parking area may be added at Cromwell, in which case the focus will be on the traveler with the R/V as well as eastbound I-40 travelers.

     Upon completion of the renovations described above, ITF expects to have approximately $4 million invested in the five properties. The business plan calls for up to $2 million of such amount to be financed by bank debt.

   Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2000, at a current annual rental of $55,625. In addition, Beard's subsidiaries lease space at a number of locations as required to serve their respective needs.

   Employees. As of December 31, 1997, Beard employed 77 full time and three part time employees in all of its operations, including seven full time employees and two part time employees on the corporate staff.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   During the fourth quarter of the fiscal year covered by this report, Beard submitted to its shareholders a Proxy Statement for its annual meeting of such shareholders which was held on October 10, 1997. A number of matters were considered and voted upon at the meeting. Including the preferred shares, there were 3,281,518 votes eligible to be cast at the meeting.

     At the meeting the shareholders approved the sale of substantially all of the assets of Carbonic Reserves pursuant to an Asset Purchase Agreement. 2,477,254 (75.49%) shares voted for approval; 11,107 (0.34%) shares voted against approval; and 2,131 (0.06%) shares abstained.

   The approval of the merger of The Beard Company into The New Beard Company pursuant to the Agreement and Plan of Merger was approved by 2,477,815 (75.51%) of the shares voted for approval, with 10,962 (0.33%) shares voting against and 1,715 (0.05%) shares abstaining.

    Allan R. Hallock and Ford C. Price each received 2,789,596 votes (85.01%) for their election to serve three-year terms as directors of the Company; 10,765 (0.33%) of the votes were withheld for each.

   In addition to Messrs. Hallock and Price, the following serve as directors of Beard until the annual meeting of shareholders held in the year indicated.

                                     TERM
     DIRECTOR                      EXPIRING
     --------                      --------
Harlon E. Martin, Jr.                1998
Herb Mee, Jr.                        1998
W. M. Beard                          1999
Michael E. Carr                         *
_________

   *Elected to serve by the preferred shareholders until his successor has been duly elected and qualified.

    The approval of a proposal to amend The Beard Company Deferred Stock Compensation Plan to increase the number of common shares authorized for issuance thereunder from 50,000 to 100,000 received 2,780,194 (84.72%) votes for and 14,612 (0.45%) votes against, with 5,555 (0.17%) votes abstaining.

    The approval of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for fiscal year 1997 received 2,797,562 (85.25%) votes for, and 723 (0.02%) votes against, with 2,076 (0.06%) votes abstaining.
_________

   All percentage figures shown above represent the respective percentage of the 3,281,518 votes entitled to be cast at the meeting.

Item 4a.  Executive Officers and Significant Employees of the Company.

   The table below sets forth the age, positions with the Company and the year in which each person first became an executive officer or significant employee of the Company. All positions are held with the Company unless otherwise indicated, and such persons are part of the corporate staff serving the Company and all of its subsidiaries unless otherwise indicated.

                                                   EXECUTIVE OFFICER
                                                    OR SIGNIFICANT
                                                   EMPLOYEE OF BEARD
   NAME                    POSITION                OR BEARD OIL SINCE    AGE
   ----                   ----------               ------------------    ---
W. M. Beard        Chairman of the Board and
                   Chief Executive Officer{AB}        June 1969          69
Herb Mee, Jr. President & Chief Financial Officer{AB} November 1973      69
Marc A. Messner  President - Whitetail Services,
                 Inc. and Horizontal Drilling
                 Technologies, Inc.{CE}               February 1997      36
Philip R. Jamison President - Beard Technologies,
                    Inc.{DE}                          February 1997      59
Toby R. Tindell   President & CEO - Interstate
                  Travel Facilities, Inc.{DE}         February 1998      39
Jack A. Martine   Controller and Chief Accounting
                  Officer                             October 1996       48
Rebecca G. Witcher   Secretary and Treasurer{B}       July 1997          38
_______________

{A} Director of the Company.

{B} Trustee of certain assets of the Company's 401(k) Trust.

{C} Devotes all of his time to these two subsidiaries.

{D} Devotes all of his time to this subsidiary.

{E} Indicated entities are subsidiaries of the Registrant.

   Information concerning the executive officers and certain significant employees of the Company is set forth below:

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

  Marc A. Messner has served as President of Horizontal Drilling Technologies, Inc. ("HDT") since he and another person founded the company in July 1993. He was elected President of Whitetail Services, Inc. in November 1996. Mr. Messner has been associated with the environmental services industry since 1989, last serving as a project manager for a large national environmental consulting firm before leaving to start HDT.

  Philip R. Jamison has served as President of Beard Technologies, Inc. since August 1994. Mr. Jamison has been associated with the coal industry since 1960, working in various positions. From 1972 to 1977 he served as Vice President Operations for International Carbon and Minerals and as President and CEO of all its coal producing subsidiaries. From 1979 to 1988 he served as CEO of four small companies which were engaged in the production and sale of coal. From 1993 to 1995 he served as a consultant to Energy International, Inc. ("EI") in its development of the Mulled Coal technology and installed and operated the process at an Alabama coal preparation plant in connection with EI's performance of a contract for the Department of Energy.

   Toby R. Tindell has served as President and CEO of Interstate Travel Facilities, Inc. ("ITF") since February 1998. He served as President of Tindell Enterprises, Inc., owner and operator of two convenience stores properties, from December 1996 until their purchase by ITF in February 1998. Prior to that he had been involved in a number of other businesses for more than 15 years.

  Jack A. Martine was elected as Controller, Chief Accounting Officer and Tax Manager of Beard in October 1996. Mr. Martine served as tax manager for Beard Oil from June 1989 until October 1993 at which time he joined Sensor Oil & Gas, Inc. in a similar capacity. Mr. Martine is a certified public accountant.

  Rebecca G. Witcher has served as Corporate Secretary of the Company and Beard Oil since October 1993, and has served as Treasurer of such companies since July 1997.

  All executive officers serve at the pleasure of the Board of Directors.

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

             1997            HIGH              LOW
             ----            ----              ---
Fourth quarter              $  5-1/2        $  4-1/8
Third quarter                  5-9/16          4-1/2
Second quarter                 6-1/4           3-5/8
First quarter                  4-3/8           3

             1996            HIGH              LOW
             ----            ----              ---
Fourth quarter              $  2-7/8        $  2-1/2
Third quarter                  3-1/4           2-3/4
Second quarter                 3-1/4           2-1/4
First quarter                  2-3/8           2-1/8

(b)   Holders.

As of February 28, 1998 the Company had 547 record holders of common stock.

(c)   Dividends.

   To date, the Company has not paid any cash dividends. The payment of cash dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. The Company intends to employ its earnings, if any, primarily in its E/RR and interstate travel activities and does not expect to pay cash dividends for the foreseeable future. The redemption provisions of the Beard preferred stock limit the Company's ability to pay cash dividends. (See "Business-General development of business").

Item 6.  Selected Financial Data.

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 27 of this report.

                                                1997                1996               1995               1994       1993
                                                ----                ----               ----               ----       ----
                                                           (in thousands, except per share data)
Statement of operations data:
   Operating revenues from
      continuing operations                 $    5,808         $    3,376         $    3,306         $    3,469  $    4,394
   Interest income                                 183                 12                 13                 13           9
   Interest expense                               (246)              (141)                (9)               (19)         (6)
   Earnings (loss) from
      continuing operations                     (2,428)            (1,675)              (965)               310        (249)
   Earnings (loss) from
      discontinued operations                   11,442<F1>          1,360<F2>            562                407     (11,827)<F3>
   Gain on debt restructuring                      -                   -                  -                  -       46,928
   Net earnings (loss)                           9,014               (315)               (403)               717     34,852
   Net earnings (loss) attributable to
      common shareholders                        5,225               (315)               (454)               659     34,852
   Net earnings (loss) from continuing
      operations per share<F4>:
         (basic EPS)                            (0.86)              (0.60)             (0.36)               0.10      (0.12)
         (diluted EPS)                          (0.86)              (0.60)             (0.36)               0.08      (0.12)
   Net earnings (loss) per share<F4>):
         (basic EPS)                             1.86               (0.11)             (0.17)               0.25      16.51
         (diluted EPS)                           1.86               (0.11)             (0.17)               0.21      16.51

Balance sheet data:
   Working capital                               9,924              1,745              1,989               2,427      1,765
   Total assets                                 20,952             16,473             14,615              13,856     14,966
   Long-term debt (excluding
      current maturities)                          519              2,911              1,454                 982      1,137
   Redeemable preferred stock                      889              1,200              1,200               1,200      1,200
   Total common shareholders'
      equity                                    12,433              8,656              8,788               9,066      8,407
___________

<F1> Beard sold the business and substantially all of the assets of Carbonic
     Reserves, an 85%-owned subsidiary, in 1997 with the results of such operations, including the 1997 gain on sale, reported as discontinued operations in 1997 and for all prior years. (See note 2 of notes to financial statements).

<F2> In January 1997 Beard adopted a plan to dispose of the assets of its real estate construction and development segment. The results of the segment, including an estimated loss on disposition, were reported as discontinued operations in 1996 and for all prior periods. (See note 2 of notes to financial statements).

<F3> As a result of the Restructure in 1993, Beard divested substantially all of the oil and gas assets of Beard Oil and the oil and gas operations were reported as discontinued operations in 1993.

<F4> The Company adopted the Financial Accounting Standards Board's Statement of
     Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," in the fourth quarter of 1997 as required by the Statement.
     The Company restated earnings per share for all prior periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion addresses the significant factors affecting the results of operations, financial condition, liquidity and capital resources of the Company. Such discussion should be read in conjunction with the Company's financial statements including the related notes and the Company's selected financial information.

Overview

   GENERAL. The Company operates within two major industry segments: (1) the environmental/resource recovery segment (the "E/RR Segment"), consisting of environmental services and resource recovery activities; and (2) the carbon dioxide segment (the "CO{2} Segment"), comprised of the production of CO{2} gas. The Company also operated in the dry ice (solid CO{2}) manufacturing and distribution business, included in the CO{2} Segment, and in the real estate construction and development segment which were discontinued in October and January 1997, respectively. The Company also has other operations, including
(i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine and (ii) various assets and investments that the Company has been liquidating as opportunities have materialized.

   The Company's continuing operations reflect losses of $2,428,000, $1,675,000 and $965,000 in 1997, 1996 and 1995, respectively. In January of 1997 the Company discontinued its real estate construction and development activities because of a sharp slowdown in sales activity. In October of 1997 the Company sold the business and substantially all of the assets involved in the manufacture and sale of dry ice (solid CO{2}), taking advantage of an extremely favorable offer which it had received for the business. The Company is now focusing its attention on the E/RR Segment where it hopes to achieve a turnaround in operating results. In addition, Beard is looking at new investment opportunities which it believes have greater potential for growth and profitability. The results from continuing operations exclude earnings of $11,442,000, $1,360,000, and $562,000 in 1997, 1996 and 1995 from such discontinued operations.

   The results of operations for 1997 showed a decline in the operating margins of the E/RR Segment which is now the Company's largest segment. A significant increase in revenues, as a result of continued expansion in this segment, was more than offset by increased expenses resulting in a $475,000 decline in operating margins for 1997 compared to 1996. The increased expenses were the result of (i) additional personnel costs due to the expanded workforce required to generate additional revenues, coupled with (ii) higher than anticipated costs for materials used, equipment rentals and insurance. The cost of these items significantly exceeded the bid cost for such items on several of the larger projects bid by the E/RR Segment. Additionally, forecasted undiscounted future net cash flows exceeded the carrying value of certain long-lived assets of a subsidiary in the E/RR Segment resulting in impairment losses of $114,000. The CO{2} Segment showed an $84,000 improvement in operating margins in 1997 compared to 1996 principally as the result of higher prices for CO{2}. The primary reason for the decline in the operating margins of other corporate operations was an impairment loss of $171,000 in the value of certain real estate assets.

   1996 results of operations also reflected disappointing results in the E/RR Segment where a decline in revenues in the first half of the year resulted in a sharp decline in operating margins for 1996 compared to 1995. The acquisition of Horizontal Drilling Technologies, Inc. ("HDT") in May of 1996 partially ameliorated the revenue decline but was of little assistance in making up the decline in margins. The operating margins of the CO{2} Segment posted an $85,000 increase in operating margins for 1996 compared to 1995.

    1995 results of operations reflected significant improvement in the operating margins of the CO{2} Segment. This improvement was largely offset by disappointing results in the E/RR Segment where an increase in overhead costs due to business expansion contributed to a higher operating loss in 1995 than in the previous year. 1995 benefited from a $194,000 gain on the sale of various assets, principally drilling rigs and related equipment.

Liquidity and capital resources

      CAPITAL INVESTMENTS. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used in) operations during 1997, 1996 and 1995 were $96,000, $924,000, and $(414,000), respectively, while capital additions from continuing operations were $701,000, $1,221,000, and $361,000 respectively, as indicated in the table below:

                                       1997          1996             1995
                                       ----          ----             ----
Environmental/resource recovery      $550,000      $1,138,000       $339,000
Carbon dioxide                        147,000          68,000              -
Other                                   4,000          15,000         22,000
                                     --------      ----------       --------
                Total                $701,000      $1,221,000       $361,000
                                     ========      ==========       ========

Capital additions in the discontinued solid CO{2} segment were $934,000, $1,910,000 and $1,265,000 for 1997, 1996 and 1995, respectively. Seller-
provided financing and other debt obligations provided $86,000, $889,000, and $487,000 of the funds for such capital investments in 1997, 1996, and 1995, respectively.

   Capital investments over the three year period totaled $6,392,000 of which $4,109,000 was invested in the CO{2} Segment where it was utilized in the dry ice operations of Carbonics. Investments made in this segment replaced equipment acquired during the expansion of activities in the early 1990's. This equipment was partially depreciated at the time of acquisition and had reached a fully-depreciated status. Additional investments were made to upgrade Carbonics' production capacity and quality specifications, and increase production efficiencies and revenue capabilities in order to facilitate its strategy of increasing its market share.

    The Company's 1998 capital expenditure budget has been increased to $8,000,000 as a result of the Company's entry into the interstate travel business. Presently anticipated capital expenditures include (i) $4,165,000 for the E/RR Segment, (ii) $50,000 for the CO{2} Segment, and (iii) $3,785,000 for the interstate travel facilities segment (the "ITF Segment"). See Recent Developments. $3,800,000 of the estimated total is speculative since it is targeted for expenditure on a Mulled Coal recovery plant on which negotiations are currently in progress.

    Liquidity. The sale of the Carbonic Reserves in October of 1997 has provided the Company with significant liquid resources. Future cash flows and availability of credit are subject to a number of variables, including continuing private and governmental demand for environmental services, and continuing demand for CO{2} gas and for the services provided by the Company's interstate travel facilities. The Company anticipates that its current resources, future cash flows and enhanced availability of credit due to the significant improvement in the Company's balance sheet will enable it to meet its planned operating costs and capital spending requirements.

    Working capital for 1997 increased $8,179,000 over 1996. The sale of Carbonic Reserves infused the Company with $19,375,000 in cash and cash equivalents and receivables. The Company used a portion of these funds to purchase treasury stock for $1,519,000 in November 1997. In addition, $3,215,000 of bank debt and credit lines were eliminated, including $1,387,000 assumed by Airgas and $1,828,000 retired directly by the Company from the sale proceeds. Certain obligations accruing due to the sale, such as the mandatory redemption of preferred stock of $3,100,000, the purchase of the minority shareholder's ownership in Carbonic Reserves for $900,000, accrued bonuses and employee severance compensation totaling $400,000, and $522,000 of state and federal income taxes payable, collectively increased current liabilities and reduced the increase in working capital for 1997.

   Selected liquidity highlights for the Company for the past three years are summarized below:

                                         1997            1996           1995
                                         ----            ----           ----
Cash and cash equivalents           $  13,955,000     $  375,000    $   220,000
Accounts and other receivables, net     2,654,000      2,405,000      2,259,000
Inventories                               227,000      2,003,000      2,282,000
Trade accounts payable                    533,000      1,395,000      1,354,000
Short-term debt                                 -        639,000        957,000
Current maturities of long-term debt      136,000        910,000        520,000
Long-term debt                            519,000      2,911,000      1,454,000
Working capital                         9,924,000      1,745,000      1,989,000
Current ratio                           2.42 to 1      1.49 to 1      1.63 to 1
Net cash provided by (used in)
    operations before changes in
    current assets and liabilities       (487,000)       688,000        315,000
Net cash provided by (used in)
    operations                             96,000        924,000       (414,000)

    In 1997, the Company generated a positive cash  flow of $13,580,000.   Con-
tributing to this increase was the $96,000 provided by operations. The Company's cash flows from operations for the year were heavily dependent on its discon-tinued dry ice and real estate construction and development segments. Positive cash flows in these discontinued segments, however, were offset by negative cash flows in the E/RR Segment and other segments. In 1997, the E/RR Segment experi-enced higher than anticipated costs of materials, labor, contracted services, equipment rental and insurance, resulting in a negative operating cash flow. Other corporate activities also generated cash outflows from operations as the Company pursued additional business opportunities. (See "Results of operations-Other activities" below).

    The Company's investing activities provided cash of $17,582,000 in 1997. This was due primarily to the sale of the dry ice business in October 1997.

   The Company's financing activities utilized cash flows of $4,098,000 in 1997. This resulted mainly from the paydown of bank debt, lines of credit and term notes and the purchase, in November 1997, of the treasury stock.

    At year-end 1997 the Company had $486,000 of credit available under the parent company's $650,000 bank line of credit. The Company's other credit lines were retired. The Company believes that available cash, cash flows from future operations, and available borrowings under its existing line of credit will be adequate to meet the Company's liquidity needs, including anticipated requirements for working capital, capital expenditures and debt repayment. The Company intends to arrange additional lines of credit during the remainder of 1998, taking advantage of its current strong balance sheet position.

   Effect of Reorganization on Liquidity. Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. As of December 31, 1997, the Company accrued $4,004,000 for the repurchase of 47,729 shares of preferred stock and the subsequent redemption of 14,589 shares of preferred stock from the sole remaining preferred shareholder. The repurchase was effected by the Company in January of 1998 and the redemption was effected in March of 1998. See "The 1993 Restructure--- Mandatory Redemptions of Beard Preferred Stock."

Results of operations

   General. The period of 1995-1997 was a time of transition for the Company. Following the Restructure in 1993, the Company shifted its focus to the management of its non-oil and gas investments. During this period the Company divested itself of its real estate construction and development activities in January 1997 and sold its dry ice manufacturing and distribution business in October 1997. As a result, the corporate staff can now devote more attention to the management of the E/RR Segment where a significant improvement in operating results is needed. The CO{2} Segment's operating results have reflected healthy improvement due to development drilling at McElmo Dome and increases in market demand and prices for CO{2}. In addition, the Company continues to pursue niches of opportunity which it perceives to have good potential for growth and profitability, while liquidating assets no longer in line with the Company's strategic objectives. Operating profit (loss) for the Company's remaining principal segments for the three years was as set forth below:

                                      1997          1996        1995
                                      ----          ----        ----
Operating profit (loss):
  Environmental/resource recovery $(1,232,000)   $(757,000)    $(325,000)
  Carbon dioxide                      268,000      184,000        99,000
                                  -----------    ---------     ---------
                 Subtotal            (964,000)    (573,000)     (226,000)
  Other - principally corporate    (1,188,000)  (1,032,000)     (992,000)
                                  -----------    ---------     ---------
                 Total            $(2,152,000) $(1,605,000)  $(1,218,000)
                                  ===========  ===========   ===========

   Following is a discussion of results of operations for the three-year period ended December 31, 1997.

   Environmental/resource recovery. Following the 1993 Restructure the Company redirected the activities of its oilfield services subsidiaries to focus upon environmental services activities. Another subsidiary is focusing on the commercial development of the Company's proprietary coal technology. HDT, which utilizes trenchless technology for environmental remediation purposes, was acquired in 1996. Another subsidiary was added in 1997 which utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote.

   Collectively, this group of companies provides a wide range of environmental services and resource recovery activities. Revenues for this segment increased $2,238,000 to $5,247,000 in 1997. 1996 revenues decreased $17,000 to
$3,009,000 from $3,026,000 in 1995. The increase in 1997 was the result of the completion of several large drilling and water main replacement projects and the full years' impact of HDT which was purchased in May 1996. The 1996 decrease was caused primarily by a severe decline in revenues during the first half of the year resulting from the suspension of several contracts by a state agency. The first half decline was largely offset by revenues generated by HDT during the last half of the year. Operating losses for 1997 were $1,232,000 compared to $757,000 in 1996. This was the result of higher than anticipated increases in costs of materials used, labor, contracted services, equipment rental and insurance and an impairment in the carrying value of certain long-lived assets of $114,000. The $432,000 decline in operating losses from $325,000 in 1995 to $757,000 in 1996 was due primarily to the decline in revenues mentioned above.

   The proprietary Mulled Coal technology retained by Beard Technologies, Inc. ("BTI") at the time of the EI sale generated $139,000 in revenue and $13,000 of the segment's operating loss during 1995. Following the completion of the DOE contract in the first quarter of 1996 BTI spent the remainder of the year determining the best way to market its new technology. As a result, BTI generated operating losses for the remainder of the year which adversely affected the E/RR Segment's operating results. BTI generated no revenue in 1997. The Company has engaged a consultant to assist in developing a marketing strategy for the technology.

   Carbon dioxide. The sole component of revenues for this segment is the sale of CO{2 }gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment were $503,000, $301,000 and $209,000 in 1997, 1996 and
1995, respectively, with the increases reflecting the development project in the McElmo Dome field in New Mexico, coupled with higher pricing as a result of increased demand for CO{2}.

   Results of operations for the CO{2} Segment reflected an operating profit of $268,000 for 1997, $184,000 for 1996 and $99,000 for 1995. CO{2} net sales volumes were 1,617,000,  1,723,000  and  1,123,000  in  1997,  1996  and  1995,
respectively. Sales volumes actually increased in 1997 compared to 1996 but adjustments by the operator to volumes reported for prior periods resulted in a net reduction of 106,000 Mcf to the Company's interest. The 600,000 Mcf increase in sales volume for 1996 compared to 1995 was due primarily to the development program which was begun in 1996 by the operator of the McElmo Dome field in New Mexico. The increase in operating profits in 1997 compared to 1996 was the result of an increase from $0.18 per Mcf in 1996 to $0.31 in 1997 in the average prices received for the CO{2}. The average price received in 1996 dropped slightly from the $0.20 received in 1995.

    Other activities. Other activities include general and corporate operations, as well as assets unrelated to the Company's principal lines of business or held for investment. These activities generated operating losses of $1,188,000 in 1997, $1,032,000 in 1996, and $992,000 in 1995. A decrease in revenues generated by the corporate group and an increase in legal expenses associated with negotiating a settlement with preferred stockholders were the main factors contributing to the increased loss in 1995. A higher level of general and administrative expenses also impacted the bottom line in 1996 as the Company continued to pursue additional business opportunities. This trend continued in 1997 as general and administrative expenses remained at the higher 1996 level as management continued to explore other investment options while pursuing the sale of Carbonic Reserves. In 1997, the parent company also incurred an impairment loss of $171,000 relating to underutilized land remaining from the 1993 Restructure.

   The Company has an equity investment (40%) in North American Brine Resources ("NABR"), a joint venture for the extraction, production and sale of crude iodine. In the second half of 1996 NABR determined to reactivate its Woodward Plant (with iodine priced in the $17-18/kilogram range), which had been shut down since mid-1993 due to severely depressed iodine prices (bottomed at $7/ kilogram in mid-1994). Beard's share of NABR's 1996 operating loss was approximately $43,000 compared to $13,000 in 1995. The Company benefited in 1997 from the decision to reactivate the Woodward Plant as its share of NABR's operating income was $104,000.

    Although  the  Company  owns  80% of the common stock of Cibola Corporation
("Cibola"), it does not have financial control of this gas marketing subsidiary. Cibola, formed in May of 1996, contributed $185,000 and $99,000 of pre-tax net income to the Company for fiscal years 1997 and 1996, respectively, pursuant to a tax sharing agreement.

    Depreciation, depletion and amortization. The Company's depreciation, depletion and amortization expenses increased 45% in 1997 over 1996's expense and 51% in 1996 over 1995's expense. These increases were a consequence of the higher depreciable base which resulted from the expansions and capital expenditures made within the E/RR and CO{2} Segments. The acquisition of HDT in May of 1996 also contributed to the increased DD&A in 1996 and 1997.

    Other income or expenses, including impairment. In 1997, the Company recognized $328,000 for impairments to the carrying values of investments and other assets. In 1996 and 1995, the Company recognized other expenses of $180,000 and $102,000, respectively, consisting of impairments of the carrying value of certain assets held for investment, as well as $51,000 of expenses in 1995 incurred in evaluating investments that did not materialize. In 1995, these expenses were offset by the recognition of $220,000 of income received from an escrow related to a previous reorganization.

    Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased to $2.3 million in 1997 from $1.9 million in 1996 and $1.7 million in 1995. SG&A expense incurred by the E/RR Segment during 1997, which represents 50% of SG&A costs, increased by $300,000 over 1996 and by $122,000 in 1996 over the amounts for 1995. As a percentage of the E/RR Segment's revenues, these expenses rose from 24.8% in 1995 to 28.6% in 1996 but fell to 22.4% in 1997. Other corporate SG&A increased from $944,000 in 1995 to $1,028,000 in 1996 to $1,167,000 in 1997 as the Company
incurred expenses in connection with (i) the pursuit of investment opportunities which failed to materialize, and (ii) the Merger.

   Interest expense. Net interest expense has increased steadily from $9,000 in 1995 to $141,000 in 1996 and to $246,000 in 1997. Such increases reflect the higher level of debt incurred by the E/RR Segment to fund equipment acquisitions and by corporate operations to meet working capital needs.

   Gain on sale of assets. In 1997, the gain on the sale of assets of $13,000 reflected proceeds from the sale of certain assets that are in the process of being liquidated, principally drilling rigs and related equipment and the building formerly occupied by one of the E/RR Segment subsidiaries. These activities generated gains of $165,000 in 1996 and $194,000 in 1995.

   Income taxes. The Company has approximately $59.7 million of net operating loss carryforwards, investment tax credits, and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards and investment tax credit carryforwards before they begin to expire in 2004 and 1998, respectively. At December 31, 1997 and 1996, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations for 1997 reflect alternative minimum taxes of $40,000. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

   Discontinued operations. In October of 1997 the Company sold the business and substantially all of the assets (excluding cash and cash equivalents, notes receivable from the Company or related parties and deferred tax assets) of Carbonic Reserves, an 85%-owned subsidiary engaged in the manufacture of solid CO{2} ("solid CO{2} segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The assumed liabilities included trade accounts payable and current and long-term debt obligations (excluding tax liabilities, employee related liabilities and indebtedness to the Company or related parties). The gain on the sale was $11,014,000 after deducting income taxes of $522,000. As of December 31, 1997, the significant assets of the solid CO{2} segment consist of cash of $125,000 and a $1,000,000 receivable from the purchaser of the business. The Company received the $1,000,000 on March 12, 1998. The significant liabilities of the solid CO{2} segment consisted of a $900,000 obligation to purchase the minority shareholder's stock and $400,000 of accrued bonuses and employee severance compensation. Revenues applicable to the discontinued operations of Carbonic Reserves were $11,071,000, $13,307,000 and $11,706,000 in 1997, 1996 and 1995, respectively.
Earnings from the discontinued solid CO{2} segment were $428,000, $1,535,000 and $487,000, in 1997, 1996 and 1995, respectively.

   As previously noted, the Company discontinued its real estate construction and development activities in January of 1997 in order to focus its attention on other segments which are considered to have greater potential for growth and profitability. During 1996 the Company sold three homes in The Oaks development adjacent to the Oak Tree Golf Club in Edmond, Oklahoma, compared to six sold in 1995. As of December 31, 1997, the Company had sold all of the real estate construction and development assets (the "Assets") with the exception of one speculative home. Revenues applicable to these operations were $1,083,000 and $1,949,000 in 1996 and 1995, respectively. Earnings from the discontinued real estate construction and development segment were $5,000 and $75,000 in 1996 and 1995, respectively.

    The Company estimated and accrued $180,000 at December 31, 1996, representing the difference in the estimated amounts to be received from disposing of the Assets and the Assets' recorded value at December 31, 1996. During 1997, the Company sold $1,534,000 of the real estate construction and development assets, which approximated the amounts the Company estimated it would receive from selling such assets. Operating results of the discontinued operations through the date of sale of the remaining asset are not expected to be significant.

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

Impact of Recently Issued Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company will adopt SFAS No. 130 in 1998. Management of the Company does not expect that adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.

    In  June  1997,  Statement  of  Financial  Accounting  Standards  No.  131,
"Disclosures about Segment of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires a public company to report financial and descriptive information about its reportable segments which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in 1998 but has not, as yet, determined its reportable segments under SFAS No. 131.

Impact of Year 2000 Issue

   Companies that use computers face an issue as the year 2000 draws near. The problem is due to a common programming practice of using only two digits to represent a year. Without proper modification, for example, many programs may interpret the year 2000 as the year 1900. During the year 1998, the Company will install the proper commercial software releases and upgrades to its hardware, as necessary, to become year 2000 compliant. The Company anticipates that these expenses will not be material.

Item 8.  Financial Statements and Supplementary Data

                      The Beard Company and Subsidiaries
                         Index to Financial Statements
                   Forming a Part of Form 10-K Annual Report
                   to the Securities and Exchange Commission

                                                                         Page
Number

Independent Auditors' Report

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996

  Statements of Operations, Years ended December 31, 1997, 1996 and 1995

  Statements of Shareholders' Equity, Years ended December 31, 1997, 1996 and
  1995

  Statements of Cash Flows, Years ended December 31, 1997, 1996 and 1995

  Notes to Financial Statements, December 31, 1997, 1996 and 1995


Certain financial statement schedules are omitted as inapplicable or not required, or the required information is shown in the financial statements or in the notes thereto.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                               KPMG PEAT MARWICK LLP
                                               KPMG Peat Marwick LLP


Oklahoma City, Oklahoma
March 12, 1998

                                    THE BEARD COMPANY AND SUBSIDIARIES
                                              Balance Sheets
                                              December 31,        December 31,
                                                 1997                 1996
                                              ------------        ------------
                    Assets
Current assets:
  Cash and cash equivalents                 $ 13,955,000        $    375,000
  Accounts receivable, less allowance
   for doubtful receivables of $75,000
   in 1997 and $71,000 in 1996                 1,654,000           2,405,000
  Other receivables (note 2)                   1,000,000                -
  Inventories                                    227,000           2,003,000
  Prepaid expenses                                84,000             442,000
  Other assets                                    11,000              73,000
                                             -----------         -----------
       Total current assets                   16,931,000           5,298,000
Investments and other assets                   1,580,000           1,710,000
Property, plant and equipment, at cost         6,247,000          16,793,000
  Less accumulated depreciation, depletion
   and amortization                            4,300,000           8,094,000
                                             -----------         -----------
     Net property, plant and equipment
     (note 5)                                  1,947,000           8,699,000
Intangible assets, at cost                       828,000           4,305,000
  Less accumulated amortization                  334,000           3,539,000
                                             -----------         -----------
     Net intangible assets (note 6)              494,000             766,000
                                             -----------         -----------
                                            $ 20,952,000        $ 16,473,000
                                             ===========         ===========

     Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                    $    533,000        $  1,395,000
  Accrued expenses (note 2)                      892,000             609,000
  Income taxes payable (note 11)                 541,000                -
  Redeemable preferred stock purchase and
   redemption obligation (note 4)              4,005,000                -
  Other obligations (note 2)                     900,000                -
  Current maturities of long-term
   debt (note 8)                                 136,000             910,000
  Short-term debt (note 7)                          -                639,000
                                             -----------         -----------
       Total current liabilities               7,007,000           3,553,000
                                             -----------         -----------
Long-term debt less current maturities
  (note 8)                                       519,000           2,911,000
Minority interest in consolidated
  subsidiaries                                   104,000             153,000
Redeemable preferred stock of $100
  stated value; 5,000,000 shares
  authorized; 27,838 and 90,156
  shares issued and outstanding in
  1997 and 1996, respectively (notes 1
  and 4)                                         889,000           1,200,000
Common shareholders' equity:
  Common stock of $.001 par value per
   share; 10,000,000 shares authorized;
   2,832,129 and 2,799,074 shares issued
   in 1997 and 1996, respectively                  3,000               3,000
  Capital in excess of par value              37,911,000          41,629,000
  Accumulated deficit                        (23,962,000)        (32,976,000)
  Treasury stock, 303,890 shares, at cost
   (note 1)                                   (1,519,000)               -
                                             -----------         -----------
     Total common shareholders' equity        12,433,000           8,656,000
                                             -----------         -----------
Commitments and contingencies (notes 4,
  10, 14 and 15)                            $ 20,952,000        $ 16,473,000
                                             ===========         ===========

       See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Operations
                                           Year Ended December 31,
                                  -----------------------------------------
                                      1997          1996           1995
                                      ----          ----           ----
Revenues:
  Environmental/resource recovery $ 5,247,000    $ 3,009,000    $ 3,026,000
  Carbon dioxide                      503,000        301,000        209,000
  Other                                58,000         66,000         71,000
                                  -----------    -----------    -----------
                                    5,808,000      3,376,000      3,306,000
Expenses:
  Environmental/resource recovery
   (exclusive of depreciation
   depletion and amortization
   shown separately below)          4,749,000      2,642,000      2,420,000
  Carbon dioxide (exclusive of
   depreciation, depletion and
   amortization shown separately
   below)                             103,000         97,000        101,000
  Selling, general and adminis-
   trative                          2,345,000      1,864,000      1,705,000
  Depreciation, depletion and
   amortization                       435,000        301,000        200,000
  Impairment of long-lived assets
   (notes 1and 17)                    285,000           -              -
  Other                                43,000         77,000         98,000
                                  -----------   ------------    -----------
                                    7,960,000      4,981,000      4,524,000
Operating profit (loss):
  Environmental/resource recovery  (1,232,000)      (757,000)      (325,000)
  Carbon dioxide                      268,000        184,000         99,000
  Other, principally corporate     (1,188,000)    (1,032,000)      (992,000)
                                  -----------    -----------    -----------
                                   (2,152,000)    (1,605,000)    (1,218,000)
Other income (expense):
  Interest income                     183,000         12,000         13,000
  Interest expense                   (246,000)      (141,000)        (9,000)
  Equity in net earnings (loss) of
   unconsolidated affiliates          274,000         56,000        (13,000)
  Gain on sale of assets               13,000        165,000        194,000
  Impairment of investments and
   other assets (notes 1 and 17)     (328,000)      (180,000)      (102,000)
  Minority interest in operations of
   consolidated subsidiaries           49,000         13,000           -
  Other                              (181,000)         5,000        170,000
                                  -----------    -----------    -----------
Loss from continuing operations
  before income taxes              (2,388,000)    (1,675,000)      (965,000)
Income taxes from continuing
  operations (note 11)                (40,000)          -              -
                                  -----------    -----------    -----------
Loss from continuing operations    (2,428,000)    (1,675,000)      (965,000)
Discontinued operations (note 2):
  Earnings from discontinued
   operations (less applicable
   income taxes of $33,000 in 1997)   428,000      1,540,000        562,000
  Loss from discontinuing real
   estate construction and
   development activities               -           (180,000)          -
  Gain on sale of dry ice manu-
   facturing and distribution
   business (less applicable in-
   come taxes of $522,000)         11,014,000           -              -
                                  -----------    -----------    -----------
  Earnings from discontinued
   operations                      11,442,000      1,360,000        562,000
                                  -----------    -----------    -----------
Net earnings (loss)               $ 9,014,000    $  (315,000)      (403,000)
                                  ===========    ===========    ===========
Net earnings (loss) attributable
  to common shareholders
  (note 4)                        $ 5,225,000    $  (315,000)   $  (454,000)
                                  ===========    ===========    ===========
Net earnings (loss) per average
  common share outstanding:
 Basic and diluted:
  Loss from continuing opera-
   tions                          $     (0.86)   $     (0.60)   $     (0.36)
  Earnings from discontinued
   operations                            2.72           0.49           0.19
                                  -----------    -----------    -----------
  Net earnings (loss)             $      1.86    $     (0.11)   $     (0.17)
                                  ===========    ===========    ===========
Weighted average common shares
  outstanding - basic and diluted   2,808,000      2,756,000      2,662,000
                                  ===========    ===========    ===========

    See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                     Statements of Shareholders' Equity
                                                                                                          Total
                                                        Capital in                                       Common
                                             Common      Excess of       Accumulated      Treasury     Shareholders'
                                              Stock      Par Value        Deficit           Stock        Equity
                                         ------------   ------------   -------------   ------------   ------------
Balance, December 31, 1994               $      3,000   $ 41,321,000   $( 32,258,000)   $       -      $ 9,066,000
  Net loss, year ended December 31, 1995         -              -           (403,000)           -         (403,000)
  Accretion of preferred stock                   -           (51,000)           -               -          (51,000)
  Issuance of 78,700 shares of
   common stock                                  -           176,000            -               -          176,000
                                         ------------   ------------   -------------   ------------   ------------
Balance, December 31, 1995                      3,000     41,446,000    ( 32,661,000)           -        8,788,000
  Net loss, year ended December 31, 1996         -              -           (315,000)           -         (315,000)
  Issuance of 68,244 shares of
   common stock                                  -           183,000            -               -          183,000
                                         ------------   ------------   -------------   ------------   ------------
Balance, December 31, 1996                      3,000     41,629,000    ( 32,976,000)           -        8,656,000
  Net earnings, year ended December 31, 1997     -              -          9,014,000            -        9,014,000
  Issuance of 33,055 shares of common stock      -            71,000            -               -           71,000
  Purchase of 303,890 shares of common stock     -              -               -        (1,519,000)    (1,519,000)
  Accretion of preferred stock (note 4)          -        (3,789,000)           -               -       (3,789,000)
                                         ------------   ------------   -------------   ------------   ------------
Balance, December 31, 1997               $      3,000   $ 37,911,000   $ (23,962,000)  $ (1,519,000)  $ 12,433,000
                                         ============   ============   =============   ============   ============

                                 See accompanying notes to financial statements.


                      THE BEARD COMPANY AND SUBSIDIARIES
                           Statements of Cash Flows

                                               Year Ended December 31,
                                               -----------------------
                                          1997         1996           1995
Operating activities:
 Cash received from customers         $ 17,189,000  $ 17,763,000  $ 16,564,000
 Cash paid to suppliers and employees  (16,736,000)  (17,045,000)  (16,741,000)
 Cash received from settlement of
  take-or-pay contract                        -          539,000          -
 Interest received                          83,000        15,000        28,000
 Interest paid                            (386,000)     (348,000)     (265,000)
 Taxes paid                                (54,000)         -             -
                                       -----------   -----------   -----------
   Net cash provided by (used in)
    operating activities                    96,000       924,000      (414,000)
                                       -----------   -----------   -----------
Investing activities:
 Acquisition of property, plant and
  equipment                             (1,301,000)   (1,765,000)   (1,035,000)
 Proceeds from sale of business         18,777,000       434,000       317,000
 Proceeds from escrowed or restricted
  cash                                        -             -          220,000
 Other investments                         106,000       128,000      (397,000)
                                       -----------   -----------   -----------
   Net cash provided by (used in)
    investing activities                17,582,000    (1,203,000)     (895,000)
                                       -----------   -----------   -----------
Financing activities:
 Proceeds from line of credit and
  term notes                             1,764,000     3,728,000     3,195,000
 Payments on line of credit and
  term notes                            (4,302,000)   (3,331,000)   (2,351,000)
 Purchase of treasury stock             (1,519,000)         -             -
 Proceeds from issuance of common stock     71,000        45,000       176,000
 Other                                    (112,000)       (8,000)      (57,000)
                                       -----------   -----------   -----------
   Net cash provided by (used in)
    financing activities                (4,098,000)      434,000       963,000
                                       -----------   -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                       13,580,000       155,000      (346,000)
Cash and cash equivalents at beginning
 of year                                   375,000       220,000       566,000
                                       -----------   -----------   -----------
Cash and cash equivalents at end of
 year                                 $ 13,955,000   $   375,000   $   220,000
                                      ============   ===========   ===========

    See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows

Reconciliation of Net earnings (loss) to Net cash provided by (used in)
operating activities
                                               Year Ended December 31,
                                         1997           1996          1995
Net earnings (loss)                 $  9,014,000   $  (315,000)   $  (403,000)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by (used in)
 operating activities:
  Loss from discontinuing operations        -          180,000           -
  Depreciation, depletion and
   amortization                        1,297,000     1,313,000      1,158,000
  Gain on sale of assets             (11,549,000)     (171,000)      (423,000)
  Provision for uncollectible
   accounts and notes                    113,000        28,000         54,000
  Impairment of investments and
   other assets                          328,000       180,000        102,000
  Impairment of long-lived assets        285,000          -              -
  Gain on take-or-pay contract
   settlement                               -         (400,000)          -
  Equity in net (income) loss of
   unconsolidated affiliates            (274,000)      (56,000)        13,000
  Minority interest of consolidated
   subsidiaries                          (49,000)      (13,000)          -
  Interest and other costs (capitalized)
   recognized on real estate project     357,000       (94,000)       (81,000)
  Other                                   (9,000)       36,000       (105,000)
  Increase in accounts receivable,
   other receivables, prepaid
   expenses and other current assets  (1,022,000)     (114,000)      (266,000)
  (Increase) decrease in inventories   1,069,000       134,000       (221,000)
  Increase (decrease) in trade
   accounts payables, accrued
   expenses and other liabilities        536,000       216,000       (242,000)
                                     -----------   -----------   ------------
  Net cash provided by (used in)
   operating activities             $     96,000   $   924,000   $   (414,000)
                                    ============   ===========   ============

Supplemental Schedule of Noncash
 Investing and Financing Activities

Purchase of property, plant and
 equipment and intangible assets
 through issuance of debt
 obligations                        $     86,000       889,000        487,000
                                    ============   ===========   ============

Purchase of business for note
 payable subsequently converted
 to common stock                    $       -          138,000           -
                                    ============   ===========   ============

Accounts payable, accrued expenses
 and other debt obligations assumed
 by the purchaser from the sale
 of the dry ice manufacturing and
 distribution business              $  2,813,000         -               -
                                    ============   ===========   ============

Holdback receivable from the sale
 of dry ice manufacturing and
 distribution business              $  1,000,000         -               -
                                    ============   ===========   ============

Stock purchase obligation resulting
 from the sale of dry ice manu-
 facturing and distribution
 business                           $    900,000         -               -
                                    ============   ===========   ============

       See accompanying notes to financial statements.

                            THE BEARD COMPANY AND SUBSIDIARIES

                              Notes to Financial Statements

                            December 31, 1997, 1996 and 1995


(1)  Summary of Significant Accounting Policies
The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

Nature of Business
The Company currently operates within two major industry segments: (1) the environmental/resource recovery ("E/RR") segment, consisting of environmental services and resource recovery activities, and (2) the carbon dioxide ("CO{2}") segment, which consists of the production of CO{2} gas. The Company also operated in the dry ice (solid CO{2}) manufacturing and distribution business, included in the CO{2} Segment, and in the real estate construction and development segment which were discontinued in October and January 1997, respectively. The Company also has other operations, including a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine.

Principles of Consolidation and Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiaries and those subsidiaries in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in the accompanying financial statements. The Company owns 80% of the outstanding common stock of Cibola Corporation, a natural gas marketing company, but does not consolidate the assets, liabilities, or revenues or expenses of Cibola because Cibola's assets are controlled by the minority common stockholders and preferred stockholders of Cibola. The Company earned $185,000 and $99,000 of pretax income from its ownership interest of Cibola in 1997 and 1996, respectively.

Cash and Cash Equivalents
Cash equivalents of $13,181,000 at December 31, 1997, consist of investments in short-term commercial paper whose remaining terms at date of purchase are less
than 90 days.   There were no cash equivalents at December 31, 1996.

Inventories
As of December 31, 1997, inventories represent the net realizable value of one speculative home remaining from the real estate construction and development segment which was discontinued in January 1997 (see note 2 below). As of December 31, 1996, inventories represented the net realizable value of the real estate construction and development project and the cost of CO{2} tunnel freezers constructed by a subsidiary of the Company in the CO{2} segment. At December 31, 1996, the CO{2} tunnel freezers were carried on a specific cost basis, not exceeding net realizable value. The CO{2} tunnel freezers were sold in October 1997 as part of the sale of the Company's dry ice manufacturing and distribution business (see note 2 below).

Costs associated with the acquisition, development and construction of the real estate project were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Accordingly, during 1996 and 1995, general and administrative costs that related directly to the project of $30,000 and $162,000, respectively, were capitalized as inventory costs, and at December 31, 1997 and 1996, inventories included approximately $24,000 and $209,000, respectively, of such costs. The Company also capitalized interest costs during the construction phase of the project and in 1996 and 1995, capitalized interest costs of $94,000 and $81,000, respectively. As previously discussed, the Company discontinued its real estate construction and development segment in January 1997 and therefore did not incur any costs related to the real estate construction and development project during 1997.

Investments
Investments are accounted for principally by the use of the equity method, and consist primarily of a 40% interest in North American Brine Resources ("NABR"), a joint venture which extracts iodine from saltwater brine, and 10% to 32% interests in certain real estate limited partnerships for which the Company does not serve as general partner. The summarized financial position and operating results of NABR for each of the three years ended December 31 are as follows:

                                1997           1996           1995
                                ----           ----           ----
                                                          (Unaudited)
Current assets              $   938,000    $   778,000    $   245,000
Noncurrent assets             3,350,000      3,746,000      3,749,000
Current liabilities             751,000        580,000        122,000
Noncurrent liabilities             -           540,000           -
                            -----------    -----------    -----------
Venture equity              $ 3,537,000    $ 3,404,000    $ 3,872,000
                            ===========    ===========    ===========
Net sales                     2,638,000        263,000        282,000
Gross margin                    606,000        102,000        102,000
Net income (loss)           $   133,000    $  (468,000)   $  (264,000)
                            ===========    ===========    ===========

The Company's carrying value of its investment in NABR on December 31, 1997, was approximately $1,143,000, or $272,000 less than its 40% ownership in the underlying equity of NABR. In 1992 and 1994, the Company recorded $529,000 and $408,000, respectively, of economic impairment of its investment in NABR due to the closure of NABR's larger iodine plant and low iodine prices. NABR did not record economic impairment of its assets at the venture level. Beard is amortizing the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity based on the expected useful life of the iodine plant and certain maintenance costs incurred by NABR during the closure period. As a result of higher iodine prices, the closed iodine plant was reopened in late 1996. Beard amortized $51,000, $144,000 and $92,000 of the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity in 1997, 1996 and 1995, respectively.

The Company's equity in other investees' operations and net assets is not material to the Company's results of operations or financial position. The Company recorded provisions totaling $152,000, $180,000 and $30,000 in 1997, 1996 and 1995, respectively, for economic impairment of an unsecured note with a face value of $362,000 held by the Company in a research and development entity.

The Company also recorded a provision of $176,000 in 1997 for economic impairment of certain notes and other investments.

Property, Plant and Equipment
Property, plant and equipment are depreciated by use of the straight-line method using estimated asset lives of 3 to 20 years. Depreciation, depletion and amortization of properties producing CO{2} are computed by the units-of-production method using estimates of unrecovered proved developed CO{2} reserves.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's 1996 financial position, results of operations, or liquidity.

The operating trends of a subsidiary included in the Company's E/RR segment indicated that the undiscounted future net cash flows from the subsidiary would be less than the carrying value of its long-lived assets. Accordingly, in the fourth quarter of 1997, the Company recognized an impairment loss of $114,000. The Company also recorded an impairment loss of $171,000 in the fourth quarter of 1997 related to underutilized land owned by the Company. As a result of the 1993 Restructure (see note 4), the Company retained certain land which was once utilized as oil and gas drilling and servicing supply yards. The supply yards have been inactive since the Company's 1993 Restructure.

The impairment losses are a result of differences between carrying value and the estimated fair value (based on appraised and quoted replacement values) of the long-lived assets.

Fair value of financial instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, accrued expenses, redeemable preferred stock purchase and redemption obligation and short-term debt approximate fair value because of the short maturity of those instruments. At December 31, 1997 and 1996, the fair value of the long-term debt was not significantly different than the carrying value of that debt. Redeemable preferred stock is carried at its estimated fair value.

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

Treasury Stock
In November 1997, the Company repurchased 303,890 shares of its common stock for approximately $1,519,000. The Company holds repurchased stock as treasury stock.

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

Mandatorily Redeemable Preferred Stock
The Company's preferred stock is accounted for at fair value. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually for the estimated accretion with a corresponding reduction of capital in excess of par value of common stock. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders.

Earnings (Loss) Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings (loss) per share. The statement requires that all prior period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 was not material to the Company's prior periods' earnings (loss) per share data.

Under the provision of SFAS No. 128, basic earnings (loss) per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury method) and if the Company's preferred stock were converted to common stock.

Diluted earnings (loss) per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all years presented. Net earnings (loss) for 1997 have been reduced by one-third of "consolidated net income" which accretes directly to the mandatorily redeemable preferred shareholders. For purposes of earnings per share, such accretion reduced earnings from discontinued operations which resulted from the gain on sale of the business and substantially all of the assets of Carbonic Reserves.

Reclassifications
Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

(2)  Discontinued Operations
On October 13, 1997, the Company sold the business and substantially all of the assets (excluding cash and cash equivalents, notes receivable from the Company or related parties and deferred tax assets) of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO{2} ("solid CO{2} segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale"). The assumed liabilities included trade accounts payable and current and long-term debt obligations (excluding tax liabilities, employee related liabilities and indebtedness to the Company or related parties).

The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). Results of operations of the solid CO{2} segment have been reported as discontinued operations for all years presented in the accompanying statements of operations. Revenues applicable to the discontinued operations were $11,071,000, $13,307,000 and $11,706,000 in 1997, 1996 and 1995,
respectively. Earnings from the discontinued solid CO{2} segment were $428,000, $1,535,000 and $487,000, in 1997, 1996 and 1995, respectively.

Pursuant to the closing of the Asset Sale, the Company received $18,375,000 in cash. The remaining $1,000,000 cash proceeds have been held back (the "Holdback") to offset certain post closing adjustments for a maximum of 150 days from the closing date. The Company received the entire Holdback amount from the purchaser on March 12, 1998. The Holdback amount is included in other receivables on the balance sheet.

Concurrent with the Asset Sale, the Company agreed to purchase the Carbonic Reserves minority shareholder's common stock for $900,000, which was paid by the Company in January 1998. The stock purchase obligation is included in other current obligations on the balance sheet and has reduced the related gain.

As of December 31, 1997, the significant assets of the solid CO{2} segment consist of cash of $125,000 and the $1,000,000 Holdback receivable. The significant liabilities of the solid CO{2} segment consist of the $900,000 stock purchase obligation, discussed above, and approximately $400,000 of accrued bonuses and employee severance compensation.

In January 1997, the Company adopted a formal plan to dispose of the assets of its real estate construction and development segment. The real estate construction and development segment's results of operations have been reported as discontinued operations in the accompanying statements of operations for the years ended December 31, 1996 and 1995, respectively. Revenues applicable to such discontinued operations were $1,083,000 and $1,949,000 in 1996 and 1995, respectively. Earnings from the discontinued real estate construction and development segment were $5,000 and $75,000 in 1996 and 1995, respectively.

In 1996, the Company recorded a loss of $180,000 from discontinuing its real estate construction and development activities which represented the difference in the estimated amounts to be received from disposing of the real estate construction and development assets and the assets' recorded values as of December 31, 1996. During 1997, the Company sold $1,534,000 of the real estate construction and development assets, which approximated amounts the Company estimated to be received from selling those assets.

As of December 31, 1997, the remaining asset of the real estate construction and development segment consisted of one speculative home valued at approximately $219,000. The Company expects to dispose of this asset in the near future at its December 31, 1997, recorded value. As of December 31, 1996, the real estate construction and development assets were recorded at their estimated disposition value of $1,753,000.

Operating results of the discontinued operations through the date of sale of the remaining assets are not expected to be significant.

(3)  Acquisition
On May 21, 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. ("HDT") for $482,000. HDT utilizes trenchless technology and specializes in directional drilling for utility, underground cable and environmental remediation projects. The purchase price consisted of a non-interest bearing contingent payment obligation valued at $301,000 (see note 8 below), a non-interest bearing $150,000 note, convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership, valued at $44,000, in an existing subsidiary involved in environmental/resource recovery operations. The non-interest bearing note was converted into 50,000 shares of the Company's common stock on July 1, 1996. The conversion rate used was the Company's July 1, 1996 closing stock price of $3.00. The fair value of the net identifiable assets of HDT approximated $143,000 on the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over ten years. The acquisition has been accounted for by the purchase method and accordingly, the results of operations of HDT have been included in the Company's financial statements from May 21, 1996.

Had the Company acquired HDT as of January 1, 1995, revenues, loss from continuing operations, net loss and related per share amounts on a pro forma basis for 1996 and 1995 would not have been materially different than 1996 and 1995 amounts reported in the accompanying statements of operations.

(4)  Redeemable Preferred Stock
As a result of a restructure (the "Restructure") effected in October of 1993 with four institutional lenders (the "Institutions"): (a) substantially all of the oil and gas assets of Beard's subsidiary, Beard Oil Company ("Beard Oil") were sold to a company owned by the Institutions; (b) $101,498,000 of long-term debt and other obligations were effectively eliminated; and (c) the Institutions received 25% of Beard's then outstanding common stock and $9,125,000 stated value (91,250 shares, or 100%) of Beard's then outstanding preferred stock.

The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the Restructure agreements. Accordingly, one-third of future "consolidated net income" will accrete directly to the preferred stockholder and reduce earnings per common share. Each share of Beard preferred stock which has not previously been redeemed may be converted into 5.129425 shares of Beard common stock after December 31, 2002. Fractional shares will not be issued, and cash will be paid in redemption thereof.

In January of 1997 three of the four Institutions sold their common and preferred shares to five individuals. These individuals (the "Sellers") thereafter sold such shares to the Company (the "Repurchase"). Repurchase of the common (303,890 shares) was effected by the Company in November of 1997 and repurchase of the preferred (47,729 shares) was effected in January of 1998. $1,641,000 of the purchase price was used to repurchase 16,411 sellers' preferred shares at par value ($100 per share). This portion of the purchase price was in lieu of the Sellers' share of a redemption from one-third of 1997 net income (as defined) (the "Redemption"). The 1997 Redemption amount was agreed upon by all of the preferred shareholders at an established value of $3,100,000. The Sellers' remaining 31,318 preferred shares were purchased for $1,000,000 or $31.93 per share. The Company paid the Sellers $95,000 for the Repurchase of the preferred shares in November 1997 and is obligated to redeem 14,589 of the remaining preferred shares for $1,459,000 in March 1998.

The Company has given effect to the Repurchase and Redemption on its December 31, 1997, balance sheet by reducing the mandatorily redeemable preferred stock balance and presenting the obligations as a current obligation. As of December 31, 1997, the remaining redeemable preferred stock is recorded at its estimated fair value of $889,000 or $31.93 per share and has an aggregate redemption value of approximately $2,784,000. At December 31, 1996 the fair value of the preferred stock was estimated to be approximately $1,200,000 with an aggregate redemption value of approximately $9,015,600. During 1997 the Company recorded $3,789,000 in accretion of the preferred stock as a result of the increase in value of the preferred stock as evidenced by the Repurchase and Redemption.

As a result of the Repurchase and Redemption, the Company has reduced its outstanding common shares from 2,832,129 to 2,528,239 (net of treasury shares) and its outstanding preferred shares from 90,156 to 27,838. The sole remaining Institution holds 11.68% of the voting power of Beard through its ownership of common stock and an additional 5.35% through its holdings of preferred stock, for a total of 17.03% of the total outstanding voting stock of the Company. Prior to the Repurchase, the preferred holders had elected a director who continues to serve on Beard's six-member Board of Directors.

(5)  Property, Plant and Equipment

Property, plant and equipment are summarized as follows:
                                                 December 31,
                                                 ------------
                                           1997             1996
                                           ----             ----
Carbon dioxide:
  Buildings, machinery and equipment   $        -       $  9,639,000
  Proved properties, projects in
   progress, and unproved properties       2,958,000       2,811,000
  Other depreciable assets                      -            942,000
  Land                                          -             64,000
                                       -------------    ------------
                                           2,958,000      13,456,000
                                       -------------    ------------
Environmental/resource recovery:
  Buildings, machinery and equipment       1,991,000       1,779,000
  Other depreciable assets                   621,000         547,000
  Land                                          -            150,000
                                       -------------    ------------
                                           2,612,000       2,476,000
                                       -------------    ------------
Other corporate assets:
  Other depreciable assets                   427,000         436,000
  Land                                       250,000         425,000
                                       -------------    ------------
                                             677,000         861,000
                                       -------------    ------------
                                       $   6,247,000    $ 16,793,000
                                       =============    ============

Accumulated depreciation, depletion and amortization and valuation allowances are summarized as follows:

                                               December 31,
                                               ------------
                                           1997           1996
                                           ----           ----
Carbon dioxide:
  Buildings, machinery and equipment    $      -       $ 3,637,000
  Proved properties, projects in
   progress, and unproved properties      2,518,000      2,476,000
  Other depreciable assets                     -           595,000
                                        -----------    -----------
                                          2,518,000      6,708,000
                                        -----------    -----------
Environmental/resource recovery:
  Buildings, machinery and equipment        871,000        547,000
  Other depreciable assets                  404,000        339,000
                                        -----------    -----------
                                          1,275,000        886,000
                                        -----------    -----------
Other corporate depreciable assets:         507,000        500,000
                                        -----------    -----------
                                        $ 4,300,000    $ 8,094,000
                                        ===========    ===========

(6)  Intangible Assets
Intangible assets are summarized as follows:

                                                December 31,
                                                ------------
                                           1997              1996
                                           ----              ----
Carbon dioxide:
  Covenants not to compete             $      -           $ 1,728,000
  Acquired customer lists                     -               943,000
  Costs in excess of fair value of
   net assets acquired                        -               561,000
  Other intangible assets,
   including patents                        88,000            397,000
                                       -----------        -----------
                                            88,000          3,629,000
Other intangible assets, principally
 goodwill                                  740,000            676,000
                                       -----------        -----------
                                       $   828,000        $ 4,305,000
                                       ===========        ===========

Accumulated amortization is as follows:

                                               December 31,
                                               ------------
                                         1997                 1996
                                         ----                 ----
Carbon dioxide:
  Covenants not to compete           $      -           $ 1,728,000
  Acquired customer lists                   -               921,000
  Costs in excess of fair value
   of net assets acquired                   -               351,000
  Other intangible assets,
   including patents                      88,000            354,000
                                     -----------        -----------
                                          88,000          3,354,000
Other intangible assets,
 principally goodwill                    246,000            185,000
                                     -----------        -----------
                                     $   334,000        $ 3,539,000
                                     ===========        ===========

Short-term Debt
Short-term debt is as follows:

                                                  December 31,
                                                  ------------
                                               1997           1996
                                               ----           ----
Real estate construction and development   $     -        $   639,000
                                           ============   ===========

Secured short-term notes payable to banks in connection with the Company's real estate construction and development project were paid off in March 1997. The interest rate was 10.0% as of December 31, 1996.

(8)  Long-term Debt
Long-term debt is as follows:

                                               December 31,
                                               ------------
                                           1997           1996
                                           ----           ----
Environmental/resource recovery (a)   $   305,000     $ 1,156,000
Carbon dioxide (b)                           -          1,479,000
Corporate and other (c)                   350,000       1,186,000
                                      -----------     -----------
                                      $   655,000     $ 3,821,000
                                      ===========     ===========

(a) Borrowings outstanding in the Company's E/RR segment include $305,000 and $874,000 at December 31, 1997 and 1996, respectively, of various notes payable which are collateralized by property, plant and equipment with an approximate net book value of $314,000 at December 31, 1997. Payments are generally due monthly with interest rates ranging from 6.0% to 16.6%, with approximate weighted average interest rates of 9.5% and 9.5% as of December 31, 1997 and 1996, respectively. The various notes payable mature through October 2001.

      Included in the E/RR segment's long-term debt at December 31, 1996 were $282,000 of borrowings under a line of credit bearing interest at 1/2% above the national prime lending rate, which was 8.25%. The borrowings were paid off in October, 1997.

(b) Borrowings outstanding as of December 31, 1996 in the Company's solid CO{2} segment included various notes payable of $379,000, with interest rates ranging from 6.75% to 14.5%, with an approximate weighted average interest rate of 8.5%. These notes were assumed in the Asset Sale discussed in note 2.

      Also, included in the solid CO{2} segment's long-term debt at December 31, 1996 was $1,100,000 of borrowings under a line of credit bearing interest at 1% above the national prime lending rate which approximated 8.25%. $250,000 of the line of credit was due December 31, 1997 with the remainder due April 30, 1998. The debt was assumed by the purchaser in the Asset Sale discussed in note 2.

(c) Borrowings outstanding for corporate and other operations at December 31, 1996 included $680,000 due to affiliates of the Company's Chairman of the Board of Directors. The loans were originally made in 1995, were extended in 1996, and extended again in February 1997 to February 1999. The loans were paid off in October, 1997. All of the loans bore interest at a rate of 10% per annum.

      Included in corporate and other operations' long-term debt at December 31, 1996 were $205,000 of borrowings under a $500,000 line of credit which matures on June 30, 1998, with interest at 1% above the national prime lending rate which was 8.25%. The loans were paid off in October, 1997.

      Long-term debt of corporate and other operations also includes a discounted $350,000 and $301,000 contingent payment obligation payable as of December 31, 1997 and 1996, respectively, to the former sole shareholder of HDT, resulting from the Company's acquisition of 80% of HDT's outstanding common stock. The contingent payment obligation is payable only from 80% of the cash flows (prescribed under the contingent payment obligation agreement) of HDT and another subsidiary of the
      Company in the E/RR segment. The maximum amount payable under the contingent payment obligation is $483,000. The Company discounted the maximum contingent payment obligation over its estimated repayment term of ten years using a 10% interest rate. In 1997, the Company recorded $49,000 of interest expense accretion on the contingent obligation payable.

      The annual maturities of long-term debt at December 31, 1997 are $136,000 for 1998, $130,000 for 1999, $101,000 for 2000, $90,000 for 2001, and
      $38,000 in 2002.

      At December 31, 1997, the Company had $486,000 of credit available under a $650,000 bank line of credit. The line of credit matures on June 30, 1998 and bears interest on outstanding amounts at the national prime lending rate which was 8.5% at December 31, 1997. At December 31, 1997, the Company had utilized $164,000 of this line for a letter of credit issued as collateral on bonds posted by an insurance carrier for a subsidiary in the E/RR segment. See note 14 below.

(9)  Settlement of Take-or-Pay Contract
During 1996, the Company negotiated a settlement of a take-or-pay contract under which a customer was obligated to purchase certain volumes of liquid CO{2}. As a result of the settlement, the Company received cash of $539,000 and a CO{2} vapor recovery system with an estimated fair value of $400,000 and the Company released the party of its contractual obligation to purchase the contracted liquid CO{2} volumes. The Company realized a gain of $939,000 in 1996 relating to this settlement which is included in the results from discontinued operations.

(10)  Operating Leases
Noncancelable operating leases relate principally to office space, vehicles and
operating equipment.   Future minimum payments under such leases as of December
31, 1997 are summarized as follows:

1998                                     $138,000
1999                                      124,000
2000                                       76,000
                                         --------
                                         $338,000
                                         ========

Rent expense under operating leases aggregated $889,000 in 1997, $594,000 in 1996 and $644,000 in 1995.

(11)  Income Taxes
The primary differences between the carrying values of the Company's assets for financial and tax purposes result from the accounting methods used for impairment of assets, depletion, depreciation and amortization of property and equipment and debt restructuring.

As of December 31, 1997 and 1996, the Company's net deferred tax assets, before valuation allowances, approximated $23,370,000 and $28,182,000, respectively. Based on the results of the Company's operations, management does not believe that it is more likely than not that the Company will be able to realize the benefit of the net operating loss carryforwards and other deductions and credits before expiration. The Company has fully allowed for the tax deferred assets through a valuation allowance. In order to fully realize the net deferred tax assets, before consideration of the valuation allowance, the Company would need to generate future taxable income of approximately $61,000,000 prior to expiration of the net operating loss carryforwards which will begin to expire in 2004 and investment tax credits which will expire from 1998 through 2000.

The 1997 income tax expense resulted from federal alternative minimum taxes of $287,000 and regular state income taxes of $308,000. No regular current income tax expense was provided in the three years ended December 31, 1997 due to the availability for regular income tax reporting of net operating loss and depletion and investment tax credit carryforwards.

The changes in the net deferred tax assets and valuation allowance were as follows (in thousands):

                                           1996                     1997
                                         Deferred                 Deferred
                             January 1,   Expense   December 31,   Expense   December 31,
                                1996     (Benefit)      1996      (Benefit)     1997
                             ----------  ---------  ------------  ---------  ------------
Deferred tax liability       $     (60)  $     130   $    (190)   $    (27)  $    (163)
Deferred tax asset              32,999       4,627      28,372       4,839      23,533
                             ---------   ---------   ---------    --------   ---------
Net deferred tax asset       $  32,939   $   4,757   $  28,182    $  4,812   $  23,370
Less valuation allowance        32,939       4,757      28,182       4,812      23,370
                             ---------   ---------   ---------    --------   ---------
Deferred tax asset less
valuation allowance          $    -      $    -      $    -       $    -     $    -
                             =========   =========   =========    ========   =========

At December 31, 1997, the Company had Federal regular tax operating loss carryforwards of approximately $53.8 million that expire from 2004 to 2010, investment tax credit carryforwards of approximately $441,000 that expire from 1998 to 2000, and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change. The decrease in the deferred tax asset in 1996 relates to the utilization of Federal regular tax operating loss carryforwards to offset taxable income resulting from capital transactions between the Company and its carbon dioxide subsidiary and changes in estimates.

(12)  Employee Benefit Plan
Employees of the Company participate in a defined contribution plan with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plan is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. The Plan allows voluntary "savings" contributions up to a maximum of 15%, and the Company or its subsidiaries matches 100% of each employee's contribution up to 5% of such employee's compensation. Benefits payable under the plan are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plan at any time. During 1997, 1996 and 1995, the Company and its eligible subsidiaries made matching contributions of $150,000, $134,000, and $116,000, respectively, to the plan.

(13)  Stock Option Plans
The Company has reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company shall only be eligible to be granted non-qualified stock options. At December 31, 1997, there were 17,500 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.67 and $1.66, respectively, on the dates of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 7.04% and 6.73% for 1997 and 1996, respectively; expected life of ten years; and expected volatility of 39% for options granted in 1997 and 1996. No options were granted in 1995.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net earnings (loss) and net earnings (loss) per common share would not have been materially different than the 1997 or 1996 amounts, respectively, reflected in the accompanying statements of operations.

Stock option activity during the periods indicated is as follows:

                                         Number of         Weighted-Average
                                          Shares            Exercise Price
                                         ---------         ----------------
      Balance at December 31, 1994        145,000               $2.01
           Granted                           -                    -
           Exercised                         -                    -
           Forfeited                         -                    -
           Expired                           -                    -
                                          -------               -----
      Balance at December 31, 1995        145,000               $2.01
           Granted                         12,500                2.63
           Exercised                       (5,000)               2.00
           Forfeited                       (5,000)               2.00
           Expired                           -                    -
                                          -------               -----
      Balance at December 31, 1996        147,500               $2.06
           Granted                          5,000                4.38
           Exercised                      (27,500)               2.00
           Forfeited                         -                    -
           Expired                           -                    -
                                          -------               -----
      Balance at December 31, 1997        125,000               $2.17
                                          =======               =====

At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 - $4.38 and seven years, respectively.

At December 31, 1997 and 1996, the number of options exercisable was 91,250 and 67,500 respectively, and the weighted-average exercise price of those options was $2.03 and $2.01, respectively.

(14)  Commitments and Contingencies
In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

As of December 31, 1997, an affiliate of the Company's Chairman of the Board of Directors had issued a guarantee for a $164,000 stand-by letter of credit, backed by a note of the Company, issued as collateral on bonds posted by an insurance carrier for a subsidiary in the E/RR segment. The Company indemnified the affiliate against any loss from providing such guaranty, and agreed to pay 10% interest to the affiliate while the guaranty remained in place. On February 24, 1998, the affiliate was relieved of the guaranty. The letter of credit expired on March 24, 1998 and was renewed thru March 24, 1999. In addition, the Company was contingently liable for other outstanding letters of credit totaling approximately $82,000 and $68,000 at December 31, 1997 and 1996, respectively. $14,000 of the letters of credit expire on April 18, 1998, $18,000 expires on October 5, 1998, and $50,000 expires on March 24, 1999.

(15)  Subsequent Event
In February 1998, the Company, through a newly-formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), acquired five businesses in central and eastern Oklahoma geared toward the needs of interstate highway travelers. The purchase price for the businesses totaled approximately $2,551,000. The purchase  price  for  three  of the businesses  was  comprised  of  a  15-year, unsecured 5.93% promissory note from ITF in the amount of $544,000, the assumption of certain of the businesses' debt obligations by ITF in the amount of $1,336,000, and 20% of the common stock of ITF valued at $181,000. The remaining two businesses were purchased for a cash consideration of $490,000. Three of the businesses contain a service station, convenience store and a restaurant. The fourth contains a service station and a convenience store and the fifth is presently undeveloped. After renovations and development on three of the businesses are completed, ITF expects to have approximately $4 million invested in the five businesses.

 (16)  Business Segment Information
The  Company  operates  principally   within   two   industry   segments:   (1)
environmental/resource recovery ("E/RR"); and (2) the production of carbon dioxide ("CO{2}") gas.

The Company's operations of the E/RR segment are conducted through three 80%- owned subsidiaries, a financially controlled subsidiary headquartered in Oklahoma City, Oklahoma, as well as a wholly-owned subsidiary headquartered in Pittsburgh, Pennsylvania. The Company's CO{2} operations are comprised of its ownership in two CO{2} producing units located in southwestern Colorado and eastern New Mexico.

The Company operates principally in only one geographic area, the United States. Thus, all of its segment operations are domestic and it has no significant export sales.

During 1997, one customer accounted for 16% of the E/RR segments sales. No other customer accounted for more than 10% of total sales during 1997. No customer accounted for more than 10% of total sales during 1996 and 1995.

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

Sales to unaffiliated customers, identifiable assets, depreciation, depletion and amortization and additions to property, plant and equipment by industry segment are presented in thousands of dollars:

                              Environmental/        Corporate
                                 Resource   Carbon    And        Consolidated
                                 Recovery   Dioxide  Other         Company
                              ------------- ------- ---------    ------------
            1997
Sales to unaffiliated customers  $ 5,247    $503    $    58          $5,808
Operating profit (loss)           (1,118)    268     (1,017)         (1,867)
Depreciation, depletion and
  amortization                       392      25         18             435
Identifiable assets                3,546     535     16,871          20,952
Additions to property, plant
  and equipment                      550     147        905           1,602

            1996
Sales to unaffiliated customers    3,009     301         66           3,376
Operating profit (loss)             (757)    184     (1,032)         (1,605)
Depreciation, depletion and
  amortization                       267      18         16             301
Identifiable assets                3,268     863     12,342          16,473
Additions to property, plant
  and equipment                    1,138      68      1,925           3,131

            1995
Sales to unaffiliated customers    3,026     209         71           3,306
Operating profit (loss)             (325)     99       (992)         (1,218)
Depreciation, depletion and
  amortization                       171       8         21             200
Identifiable assets                1,790     336     12,489          14,615
Additions to property, plant
  and equipment                      339       -      1,287           1,626


Identifiable assets and additions to property, plant and equipment for corporate and other operations include amounts related to discontinued real estate construction and development activities and the solid CO{2} business.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires a public company to report financial and descriptive information about its reportable segments which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in 1998 but has not, as yet, determined its reportable segments under SFAS No. 131.

(17)  Fourth Quarter Adjustments
In the fourth quarter of 1997, the Company recorded economic impairment losses on long-lived assets and unsecured notes and other investments totaling $285,000 and $238,000, respectively. The net effect of the fourth quarter adjustments was to decrease net earnings by $523,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information regarding directors of the registrant will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

    The information regarding executive officers of the registrant has been furnished in a separate item captioned "Executive Officers and Significant Employees of the Company" and included as Item 4a in Part I of this report at pages 17 through 18.

Item 11.  Executive Compensation.

   The information regarding executive compensation will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information regarding security ownership of certain beneficial owners and management will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information regarding transactions with management and others will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  The following documents are filed as part of this report:

         1. Financial Statements. Reference is made to the Index to Financial Statements and Financial Statement Schedules appearing at Item 8 on Page 28 of the report.

         2.  Financial Statement Schedules:

           a. Required financial statements (including independent auditors' report thereon) of North American Brine Resources, a 40%-owned investee of Beard, are incorporated by reference from the Company's 1996 Form 10-K/A.

           b. Schedule II --- Valuation and Qualifying Accounts

         3. Exhibits. The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

2   Plan of acquisition, reorganization, arrangement, liquidation or succession:

2(a) Agreement  and Plan of Reorganization by and among Registrant, Beard Oil
     Company ("Beard Oil") and New Beard, Inc., dated as of July 12, 1993 (see Addendum A to Part I, which is incorporated herein by reference; schedules to the Agreement have been omitted). (This Exhibit has been previously filed as Exhibit 3(b), filed on July 27, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

2(b) Agreement and Plan of Merger by and between The Beard Company and The New
     Beard Company, dated as of September 16, 1997. (This Exhibit has been previously filed as Exhibit B to Registrant's Proxy Statement filed on September 12, 1997, and same is incorporated by reference).

2(c) Certificate of Merger merging The Beard Company into The New Beard Company as filed with with the Secretary of State of Oklahoma on November 26, 1997. (This Exhibit has been previously filed as Exhibit 2.1 to Registrant's
     Form 8-K, filed on December 8, 1997, and same is incorporated by reference).

2(d) Asset Purchase Agreement by and among Registrant, Toby B. Tindell, Cristie
     R. Tindell and Interstate Travel Facilities, Inc., dated as of February 27, 1998. (This Exhibit has been previously filed as Exhibit 2, to Registrant's Form 8-K, filed on March 16, 1998, and same is incorporated by reference).

3(i) Certificate of Incorporation of The New Beard Company as filed with the
     Secretary of State of Oklahoma on September 11, 1997. (This Exhibit has been previously filed as Exhibit C to Registrant's Proxy Statement filed on September 12, 1997, and same is incorporated by reference).

3(ii)Registrant's By-Laws as currently in effect.

4    Instruments defining the rights of security holders:

4(a) Agreement  of  Sale  and  Purchase by and between Beard Oil and Sensor Oil
     & Gas, Inc. ("Sensor"). (This Exhibit has been previously filed as Adden-dum B to Amendment No. 1, filed on September 3, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

4(b) Certificate of Designations, Powers, Preferences and Relative, Partici-pating, Option and Other Special Rights, and the Qualifications, Limita-tions or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Ex-hibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorpo-rated by reference).

4(c) Settlement Agreement, with Certificate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company, New York Life Insurance and Annuity Company, John Hancock Mutual Life Insurance Company, Memorial Drive Trust and Sensor, dated as of April 13, 1995. (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K for the period ended December 31, 1994 and same is incorporated by refer-
     ence).

4(d) Amended and Restated Loan Agreement by and among Registrant, Carbonic
     Reserves ("Carbonics") and Liberty Bank & Trust Company of Oklahoma City, N.A., dated as of October 31, 1996. (This Exhibit has been previously filed as Exhibit 4(l) to Registrant's Form 10-K for the period ended December 31, 1996, filed on April 1, 1997, and same is incorporated by reference).

4(e) Letter Agreement for Construction Guidance Line of Credit between
     Registrant d/b/a The Oaks Venture and Liberty, dated effective March 21, 1996. (This Exhibit has been previously filed as Exhibit 4(t) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(f) Promissory Note from Registrant to the Trustees of the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Trustees") dated September 20, 1995. (This Exhibit has been previously filed as Exhibit 4(o) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4(g) Extension and Renewal Promissory Note from Registrant to the Trustees dated March 31, 1996. (This Exhibit has been previously filed as Exhibit 4(u) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(h) Amended and Restated Renewal Promissory Note from Registrant to the
     Trustees dated October 11, 1996. (This Exhibit has been previously filed as Exhibit 4(q) to Registrant's Form 10-K for the period ended December 31, 1996, filed on April 1, 1997, and same is incorporated by reference).

4(i) Amended and Restated Renewal Promissory Note from Registrant to the
     Trustees dated February 17, 1997. (This Exhibit has been previously filed as Exhibit 4(r) to Registrant's Form 10-K for the period ended December 31, 1996, filed on April 1, 1997, and same is incorporated by reference).

4(j) Promissory Note from Registrant to the Trustee of the William M. Beard
     Irrevocable Trust "B" (the "B Trust") dated December 27, 1995. (This Exhibit has been previously filed as Exhibit 4(p) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4(k) Extension and Renewal Promissory Note from Registrant to the B Trust dated
     March 31, 1996. (This Exhibit has been previously filed as Exhibit 4(v) to Registrant's Form 10-Q for the period ended March 31, 1996, filed on May 3, 1996, and same is incorporated by reference).

4(l) Amended and Restated Renewal Promissory Note from Registrant to the B
     Trust dated February 17, 1997. (This Exhibit has been previously filed as Exhibit 4(u) to Registrant's Form 10-K for the period ended December 31, 1996, filed on April 1, 1997, and same is incorporated by reference).

4(m) Promissory Note from Registrant to the Trustee of the William M. Beard
     Irrevocable Trust "C" (the "C" Trust") dated December 27, 1995. (This Exhibit has been previously filed as Exhibit 4(q) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).

4(n) Extension and Renewal Promissory Note from Registrant to the C Trust dated
     March 31, 1996. (This Exhibit has been previously filed as Exhibit 4(u) to Registrant's Form 10-K for the period ended December 31, 1996, filed on April 1, 1997, and same is incorporated by reference).

4(o) Amended and Restated Renewal Promissory Note from Registrant to the C
     Trust dated February 17, 1997. (This Exhibit has been previously filed as Exhibit 4(x) to Registrant's Form 10-K for the period ended December 31, 1996, filed on April 1, 1997, and same is incorporated by reference).

4(p) Promissory Note from Registrant to the Trustees dated March 7, 1997. (This
     Exhibit has been previously filed as Exhibit 4(y) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).

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

10(c) Stockholders' Agreement made as of January 27, 1993 by and among Registrant, Carbonics and Clifford Collen, Jr. ("Collen"). (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).*

10(d) Stock Purchase Agreement dated as of December 15, 1991 by and among
     Registrant (formerly known as Beard Investment Company), Carbonics and
     Collen.   (This  Exhibit has been previously filed as Exhibit 10.9 of
     Item 14(a) to Beard Oil's Form 8, Amendment No. 1, Form 10-K for the fiscal year ended December 31, 1991 and same is incorporated herein by reference).*

10(e) Conversion Agreement dated as of January 31, 1995 by and among Registrant,
     Carbonics and Collen. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).*

10(f) Employment Agreement dated April 3, 1995 by and among Registrant,
     Carbonics, Collen and Beard Oil. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).*

10(g) The Beard Company Deferred Stock Compensation Plan. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).*

10(h) Form of Change in Control Compensation Agreement dated as of January 24,
     1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorpo-rated by reference).*

10(i) Nonqualified Stock Option Agreement by and between Richard D. Neely and
     ISITOP, Inc. ("ISITOP"), dated April 1, 1997.*

10(j) Nonqualified Stock Option Agreement by and between Jerry S. Neely and
     ISITOP, dated April 1, 1997.*

10(k) Asset Purchase Agreement by and among Airgas Carbonic Reserves, Inc.
     ("Airgas"), and Registrant, Carbonics, and Collen. (This Exhibit has been previously filed as Exhibit A, filed on September 11, 1997 to Registrant's Proxy Statement dated September 12, 1997, and same is incorporated by reference).

10(l) Letter Agreement dated August 15, 1997 by and among Collen, Carbonics,
     Beard Oil and Registrant. (This Exhibit has been previously filed as Exhibit 10(m) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by refer-
     ence).*

10(m) Letter Agreement dated October 8, 1997 by and among Randy D. Thacker,
     Carbonics and Registrant. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(n) Nonqualified  Stock Option Agreement by and between Toby Tindell and
     Interstate Travel Facilities, Inc., dated February 27, 1998.*

10(o) Subscription Agreement by and between Cibola Corporation ("Cibola") and
     Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(p) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated
     April 10, 1966. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(q) Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(r) Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(s) Compensation Agreement by and between Registrant and the Trustees dated
     April 17, 1997.

10(t) Indemnity Agreement by and between Registrant and the Trustees dated April
     17, 1997.

11   Statement re computation of per share earnings.

21   Subsidiaries of the Registrant.

23   Consent of KPMG Peat Marwick LLP

27   Financial Data Schedule
_____

*Compensatory plan or arrangement.

The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

(b) Two reports on Form 8-K were filed during the last quarter of the period covered by this report.

     On October 28, 1997 the Company reported the sale by the Company and the other shareholder of Carbonic Reserves ("Carbonics"), Registrant's 85%-owned dry ice subsidiary, of substantially all of its operating assets used in the dry ice business for a cash consideration of $19.375 million plus the assumption by the purchaser of certain liabilities totaling approximately $2.7 million. The sale was closed effective as of 12:01 a.m. on October 13, 1997. Proceeds of the asset sale were used by Carbonics to repay intercom-pany obligations and redeem its outstanding preferred stock, with the balance paid as dividends to the Company to be used to commercially develop existing assets.

     The first report was dated as of October 13, 1997, which was the date of the earliest event reported, and filed on October 28, 1997.

     On November 26, 1997 the Company filed a Certificate of Merger with the Oklahoma Secretary of State to effectuate the reincorporation of the Company. The reincorporation was accomplished by merging The Beard Company with and into The New Beard Company ("NBC"), a newly formed, wholly-owned Oklahoma subsidiary of The Beard Company for the sole purpose of including certain restrictions on the transfer of the Company's common and preferred stock in the Certificate of Incorporation of NBC to prevent the loss of certain net operat-ing loss carryforwards. Immediately after the merger, NBC was renamed "The Beard Company" and now conducts business as the successor company.

    The merger, pursuant to an Agreement and Plan of Merger, was approved by the stockholders of the Company at a meeting held on October 10, 1997. The report on Form 8-K was dated and filed December 8, 1997, with the earliest event reported on November 26, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE BEARD COMPANY
                                              (Registrant)

DATE:  March 25, 1998                       By  HERB MEE, JR.
                                                Herb Mee, Jr., President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

SIGNATURE                               TITLE                       DATE

By W.M. BEARD                     Chief Executive Officer       March 25, 1998
   W.M. Beard

By HERB MEE, JR.                  President and Chief           March 25, 1998
   Herb Mee, Jr.                  Financial Officer

By JACK A. MARTINE                Controller and                March 25, 1998
   Jack A. Martine                Chief Accounting Officer

By W.M. BEARD                     Chairman of the Board         March 25, 1998
   W.M. Beard

By HERB MEE, JR.                  Director                      March 25, 1998
   Herb Mee, Jr.

By ALLAN R. HALLOCK               Director                      March 25, 1998
   Allan R. Hallock

By HARLON E. MARTIN, JR.          Director                      March 25, 1998
   Harlon E. Martin, Jr.

By FORD C. PRICE                  Director                      March 25, 1998
   Ford C. Price

By MICHAEL E. CARR                Director                      March 25, 1998
   Michael E. Carr

                              EXHIBIT INDEX
Exhibit
No.              Description                       Method of filing
___              -----------                       -----------------
2    Plan of acquisition, reorganization,     Incorporated by reference
     arrangement, liquidation or succession:

2(a) Agreement  and Plan of Reorganization    Incorporated by reference
     by and among Registrant, Beard Oil
     Company ("Beard Oil") and New Beard,
     Inc., dated as of July 12, 1993.

2(b) Agreement  and Plan of Merger by and     Incorporated by reference
     between The Beard Company and The
     New Beard Company, dated as of
     September 16, 1997.

2(c) Certificate of Merger merging The Beard  Incorporated by reference
     Company into The New Beard Company
     as filed with with the Secretary of State of Oklahoma on November 26, 1997.

2(d) Asset  Purchase  Agreement  by  and      Incorporated by reference
     among  Registrant,  Toby  B.  Tindell,
     Cristie R. Tindell and Interstate  Travel
     Facilities,  Inc.,dated  as  of  February
     27, 1998.

3(i) Certificate of Incorporation of The New  Incorporated by reference
     Beard Company as filed with the
     Secretary of State of Oklahoma  on
     September  11,  1997.

3(ii) Registrant's By-Laws as currently in    Filed herewith electronically
      effect.

4 Instruments defining the rights of security holders:

4(a) Agreement  of  Sale  and  Purchase by    Incorporated by reference
     and between Beard Oil and Sensor Oil &
     Gas, Inc. ("Sensor").

4(b) Certificate  of  Designations,  Powers,  Incorporated by reference
     Preferences and Relative, Participating,
     Option and Other Special Rights, and the
     Qualifications, Limitations  or
     Restrictions  Thereof  of  the  Series  A
     Convertible  Voting Preferred Stock of
     the Registrant.

4(c) Settlement Agreement, with Certificate   Incorporated by reference
     of Amendment attached thereto, by and
     among Registrant, Beard Oil, New York
     Life Insurance Company, New York Life
     Insurance and Annuity Company, John
     Hancock Mutual Life Insurance Company,
     Memorial Drive Trust and Sensor,
     dated  as  of  April 13, 1995.

4(d) Amended  and Restated Loan Agreement     Incorporated by reference
     by and among Registrant, Carbonic
     Reserves ("Carbonics") and Liberty
     Bank & Trust Company of Oklahoma City,
     N.A., dated  as  of October 31, 1996.

4(e) Letter  Agreement  for  Construction     Incorporated by reference
     Guidance  Line  of  Credit between
     Registrant d/b/a The Oaks Venture and
     Liberty, dated effective March 21, 1996.

4(f) Promissory  Note  from  Registrant  to   Incorporated by reference
     the  Trustees  of  the  William M. Beard
     and Lu Beard 1988  Charitable Unitrust
     (the "Trustees") dated September 20,
     1995.

4(g) Extension  and Renewal Promissory Note   Incorporated by reference
     from Registrant to the Trustees dated
     March 31, 1996.

4(h) Amended  and  Restated  Renewal          Incorporated by reference
     Promissory Note from Registrant to the
     Trustees dated October 11, 1996.

4(i) Amended  and  Restated  Renewal          Incorporated by reference
     Promissory Note from Registrant to the
     Trustees dated February 17, 1997.

4(j) Promissory Note from Registrant to the   Incorporated by reference
     Trustee of the William M. Beard
     Irrevocable Trust "B" (the "B Trust")
     dated  December  27,  1995.

4(k) Extension  and  Renewal Promissory       Incorporated by reference
     Note from Registrant to the B Trust dated
     March 31, 1996.

4(l) Amended  and  Restated  Renewal          Incorporated by reference
     Promissory Note from Registrant to the B
     Trust dated February 17, 1997.

4(m) Promissory  Note from Registrant to the  Incorporated by reference
     Trustee of the William M. Beard
     Irrevocable Trust "C" (the  "C" Trust")
     dated  December  27, 1995.

4(n) Extension and Renewal Promissory Note    Incorporated by reference
     from Registrant to the C Trust dated
     March 31, 1996.

4(o) Amended  and  Restated  Renewal          Incorporated by reference
     Promissory Note from Registrant to the C
     Trust dated February 17, 1997.

4(p) Promissory  Note  from  Registrant  to   Incorporated by reference
     the  Trustees dated March 7, 1997.

10   Material contracts:

10(a) The Beard Company 1993 Stock Option     Incorporated by reference
      Plan dated August 27, 1993.

10(b) The Beard Company 1994 Phantom          Incorporated by reference
      Stock Units Plan adopted November 1,
      1994.

10(c) Stockholders' Agreement made as of      Incorporated by reference
      January  27, 1993 by and among
      Registrant, Carbonics and Clifford
      Collen, Jr. ("Collen").

10(d) Stock  Purchase Agreement dated as of   Incorporated by reference
      December 15, 1991 by and among
      Registrant (formerly known as  Beard
      Investment  Company),  Carbonics  and
      Collen.

10(e) Conversion  Agreement  dated as of      Incorporated by reference
      January 31, 1995 by and among
      Registrant, Carbonics and Collen.

10(f) Employment Agreement dated April 3,     Incorporated by reference
      1995 by and among Registrant,
      Carbonics, Collen and Beard Oil.

10(g) The  Beard  Company  Deferred  Stock    Incorporated by reference
      Compensation Plan.

10(h) Form  of  Change  in  Control           Incorporated by reference
      Compensation Agreement dated as of
      January 24, 1997, by and between
      Carbonics and three employees.

10(i) Nonqualified Stock Option Agreement     Filed herewith electronically
      by and between Richard D. Neely and
      ISITOP, Inc. ("ISITOP"),  dated April 1,
      1997.

10(j) Nonqualified Stock Option Agreement     Filed herewith electronically
      by  and  between Jerry S. Neely and
      ISITOP, dated April 1, 1997.

10(k) Asset  Purchase  Agreement by and       Incorporated by reference
      among Airgas Carbonic Reserves, Inc.
      ("Airgas"), and  Registrant, Carbonics,
      and Collen.

10(l) Letter  Agreement  dated August 15,     Incorporated by reference
      1997 by and among Collen, Carbonics,
      Beard Oil and Registrant.

10(m) Letter Agreement dated October 8,       Incorporated by reference
      1997 by and among Randy D. Thacker,
      Carbonics and Registrant.

10(n) Nonqualified Stock Option Agreement     Filed herewith electronically
      by and between Toby Tindell and
      Interstate Travel Facilities, Inc., dated
      February 27, 1998.

10(o) Subscription  Agreement  by  and        Incorporated by reference
      between Cibola Corporation ("Cibola")
      and Registrant, dated April 10, 1996.

10(p) Nonrecourse Secured Promissory Note     Incorporated by reference
      from Registrant to Cibola, dated April
      10, 1966.

10(q) Security Agreement by and among         Incorporated by reference
      Registrant, Cibola and the Cibola
      shareholders, dated April 10, 1996.

10(r) Tax Sharing Agreement by and among      Incorporated by reference
      Registrant, Cibola and the Cibola
      shareholders, dated April 10, 1996.

10(s) Compensation Agreement by and           Filed herewith electronically
      between Registrant and the Trustees
      dated April 17, 1997.

10(t) Indemnity Agreement by and between      Filed herewith electronically
      Registrant and the Trustees dated April
      17, 1997.

11   Statement re computation of per share    Filed herewith electronically
     earnings.

21   Subsidiaries of the Registrant.          Filed herewith electronically

23   Consent of KPMG Peat Marwick LLP         Filed herewith electronically

27   Financial Data Schedule                  Filed herewith electronically