Form 10-Q
period 1998-03-31
BEARD CO /OK
filed 1998-05-20
CIK 909992

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
    For the period ended March 31, 1998
                                      or

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 15, 1998.

                   Common Stock $.001 par value - 2,528,239

                               THE BEARD COMPANY

                                     INDEX


PART I. FINANCIAL INFORMATION                                      Page

Item 1. Financial Statements

  Balance Sheets - March 31, 1998 (Unaudited) and
     December 31, 1997

  Statements of Operations - Three Months
     ended March 31, 1998 and 1997 (Unaudited)

  Statements of Shareholders' Equity, Year ended
     December 31, 1997 and Three Months ended
     March 31, 1998 (Unaudited)

  Statements of Cash Flows - Three Months ended
     March 31, 1998 and 1997 (Unaudited)

  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

                      THE BEARD COMPANY AND SUBSIDIARIES

                             Financial Statements



         March 31, 1998 (Unaudited) and December 31, 1997 and for the
            Three Months Ended March 31, 1998, and 1997 (Unaudited)


                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE BEARD COMPANY AND SUBSIDIARIES
                               Balance Sheets
               March 31, 1998 (Unaudited) and December 31, 1997
                                                 March 31,      December 31,
                   Assets                          1998              1997
                                                -----------     ------------
Current assets:
  Cash and cash equivalents                     $ 8,241,000     $13,955,000
  Accounts receivable, less allowance for
   doubtful receivables of $78,000 in 1998
   and $75,000 in 1997                            1,067,000       1,654,000
  Other receivables (note 2)                           -          1,000,000
  Inventories                                       372,000         227,000
  Prepaid expense                                   110,000          84,000
  Other assets                                       72,000          11,000
                                                -----------     -----------
      Total current assets                        9,862,000      16,931,000

Investments and other assets                      1,604,000       1,580,000

Property, plant and equipment, at cost            8,487,000       6,247,000
  Less accumulated depreciation,
   depletion and amortization                     4,385,000       4,300,000
                                                -----------     -----------
      Net property, plant and equipment           4,102,000       1,947,000

Intangible assets, at cost                        1,590,000         828,000
  Less accumulated amortization                     355,000         334,000
                                                -----------     -----------
      Net intangible assets                       1,235,000         494,000

                                                $16,803,000     $20,952,000
                                                ===========     ===========
        Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                        $   268,000     $   533,000
  Accrued expenses (note 2)                         683,000         892,000
  Income taxes payable                              341,000         541,000
  Redeemable preferred stock
   purchase and redemption obligation                  -          4,005,000
  Other obligations (note 2)                           -            900,000
  Current maturities of long-term debt              148,000         136,000
                                                -----------     -----------
      Total current liabilities                   1,440,000       7,007,000
Long-term debt less current maturities            2,193,000         519,000

Minority interest in consolidated subsidiaries      272,000         104,000
Redeemable preferred stock of
 $100 stated value; 5,000,000 shares
 authorized; 27,838 shares issued
 and outstanding (note 4)                           889,000         889,000

Common shareholders' equity:
  Common stock of $.001 par value
   per share; 10,000,000 shares
   authorized; 2,832,129 shares
   issued in 1998 and 1997                            3,000           3,000
  Capital in excess of par value                 37,911,000      37,911,000
  Accumulated deficit                           (24,386,000)    (23,962,000)
  Treasury stock, 303,890 shares, at cost        (1,519,000)     (1,519,000)
                                                -----------     -----------
      Total common shareholders' equity          12,009,000      12,433,000

Commitments and contingencies (note 7)          $16,803,000     $20,952,000
                                                ===========     ===========

             See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Operations
                                 (Unaudited)
                                              For the Three Months Ended
                                           --------------------------------
                                           March 31,              March 31,
                                             1998                   1997
                                           ----------             ---------
Revenues:
  Environmental/resource recovery          $  965,000             $1,195,000
  Interstate travel facilities                285,000                   -
  Carbon dioxide                              160,000                118,000
  Other                                         8,000                  9,000
                                           ----------             ----------
                                            1,418,000              1,322,000
Expenses:
  Environmental/resource recovery
   (exclusive of depreciation,
   depletion, and amortization shown
   separately below)                        1,018,000                995,000
  Interstate travel facilities
   (exclusive of depreciation,
   depletion, and amortization shown
   separately below)                          224,000                   -
  Carbon dioxide (exclusive of depreciation,
   depletion, and amortization shown
   separately below)                           35,000                 27,000
  Selling, general and administrative         646,000                513,000
  Depreciation, depletion and amortization    116,000                 99,000
  Other                                         5,000                  6,000
                                          -----------            -----------
                                            2,044,000              1,640,000
Operating profit (loss):
  Environmental/resource recovery            (390,000)              (175,000)
  Interstate travel facilities                (37,000)                  -
  Carbon dioxide                              118,000                 86,000
  Other, principally corporate               (317,000)              (229,000)
                                          -----------            -----------
                                             (626,000)              (318,000)
Other income (expense):
  Interest income                             138,000                  2,000
  Interest expense                            (24,000)               (58,000)
  Gain on sale of assets                       13,000                 50,000
  Equity in net earnings of unconsolidated
   affiliates                                 109,000                 28,000
  Minority interest in operations of
   consolidated subsidiaries                   13,000                 10,000
  Other                                       (47,000)              (106,000)
                                          -----------            -----------
Loss from continuing operations before
 income taxes                                (424,000)              (392,000)
Income taxes (note 6)                            -                      -
                                          -----------            -----------
Loss from continuing operations              (424,000)              (392,000)
  Loss from discontinued dry ice
   manufacturing and distribution
   business (note 2)                             -                   (32,000)
                                          -----------            -----------
Net loss                                  $  (424,000)           $  (424,000)
                                          ===========            ===========
Net loss attributable to common
 shareholders                             $  (424,000)           $  (424,000)
                                          ===========            ===========

Net loss per average common share outstanding:
  Basic and diluted:
  Loss from continuing operations         $     (0.17)           $     (0.14)
  Loss from discontinued operations               -                    (0.01)
                                          -----------            -----------
  Net loss                                $     (0.17)           $     (0.15)
                                          ===========            ===========
Weighted average common shares outstanding -
 basic and diluted                          2,528,000              2,799,000
                                          ===========            ===========

                See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                        Statements of Shareholders' Equity
                                                                                                     Total
                                                       Capital in                                    Common
                                             Common    Excess of      Accumulated    Treasury      Shareholders'
                                             Stock     Par Value        Deficit        Stock         Equity
                                             -------   -----------   ------------    -----------   ------------
Balance, December 31, 1996                   $ 3,000   $41,629,000   $(32,976,000)   $      -      $ 8,656,000
  Net earnings, year ended December 31, 1997    -             -         9,014,000           -        9,014,000
  Issuance of 33,055 shares of common stock     -           71,000           -              -           71,000
  Purchase of 303,890 shares of common stock    -             -              -        (1,519,000)   (1,519,000)
  Accretion of preferred stock                  -       (3,789,000)          -              -       (3,789,000)
                                             -------   -----------   ------------    -----------   -----------
Balance, December 31, 1997                     3,000    37,911,000    (23,962,000)    (1,519,000)   12,433,000
  Net loss, three months ended March 31,
   1998 (unaudited)                             -             -          (424,000)          -         (424,000)
                                             -------   -----------   ------------    -----------   -----------
Balance, March 31, 1998 (unaudited)          $ 3,000   $37,911,000   $(24,386,000)   $(1,519,000)  $12,009,000
                                             =======   ===========   ============    ===========   ===========

                See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                              Statements of Cash Flows
                                    (Unaudited)
                                                 For the Three Months Ended
                                                -----------------------------
                                                March 31, 1998 March 31, 1997
                                                -------------- --------------
Operating activities:
  Cash received from customers                   $ 1,997,000    $ 5,332,000
  Cash paid to suppliers and employees            (2,387,000)    (4,426,000)
  Interest received                                  202,000          3,000
  Interest paid                                      (18,000)      (136,000)
  Taxes paid                                        (200,000)          -
                                                 -----------    -----------
    Net cash provided by (used in)
     operating activities                           (406,000)       773,000
                                                 -----------    -----------

Investing activities:
  Acquisition of property, plant and equipment      (460,000)      (369,000)
  Proceeds from sale of business                   1,000,000           -
  Proceeds from sale of assets                        16,000         55,000
  Purchase of minority interest                     (900,000)          -
  Payment of employee severance related
   to sale of business                              (190,000)          -
  Acquisition of travel facilities,
   net of cash acquired of $49,000                  (763,000)          -
  Other                                               24,000         16,000
                                                 -----------    -----------
    Net cash used in investing activities         (1,273,000)      (298,000)
                                                 -----------    -----------
Financing activities:
  Payments on line of credit and short-term notes    (30,000)    (1,595,000)
  Proceeds from line of credit and term notes           -           985,000
  Preferred stock repurchase                      (4,005,000)          -
                                                 -----------    -----------
    Net cash used in financing activities         (4,035,000)      (610,000)
                                                 -----------    -----------
Net decrease in cash and cash equivalents         (5,714,000)      (135,000)
Cash and cash equivalents at beginning of period  13,955,000        375,000
                                                 -----------    -----------
Cash and cash equivalents at end of period       $ 8,241,000    $   240,000
                                                 ===========    ===========

                      THE BEARD COMPANY AND SUBSIDIARIES
                           Statements of Cash Flows
                                 (Unaudited)

Reconciliation of Net loss to Net Cash Provided by (Used in) Operating Activities
                                                For the Three Months Ended
                                              ------------------------------
                                              March 31, 1998  March 31, 1997
                                              --------------  --------------
Net loss                                       $ (424,000)    $ (424,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization        116,000        361,000
  Gain on sale of assets                          (13,000)       (53,000)
  Equity in net income of unconsolidated
   affiliates                                    (109,000)       (28,000)
  Interest and other costs recognized
   on real estate project                            -           464,000
  Other, including minority interest in
   consolidated subsidiaries                       13,000        111,000
  (Increase) decrease in accounts receivable,
   prepaids and other current assets              567,000         (3,000)
  Decrease in inventories                          15,000        541,000
  Decrease in accounts payable, accrued
   expenses and other liabilities                (571,000)      (196,000)
                                               ----------     ----------
  Net cash provided by (used in) operating
   activities                                  $ (406,000)    $  773,000
                                               ==========     ==========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Purchase of travel facilities
   through the sale of a subsidiary's
   common stock                                $  181,000     $     -
                                               ==========     ==========

  Purchase of travel facilities through the
   issuance of a debt obligation and
   assumption of debt obligations              $1,743,000     $     -
                                               ==========     ==========

              See accompanying notes to financial statements.

                          THE BEARD COMPANY AND SUBSIDIARIES
                             Notes to Financial Statements

                                March 31, 1998 and 1997
                                      (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Beard's 1997 annual report on Form 10-K.

The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries ("Beard or the Company"). All significant intercompany transactions have been eliminated.

The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

The Company operates within three segments: (1) the environmental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities; (2) the interstate travel facilities ("ITF") Segment, consisting of businesses, such as service stations, convenience stores and restaurants, geared to the needs of the interstate highway traveler, and (3) the carbon dioxide ("CO{2}") Segment, which consists of the production of CO{2} gas. The Company also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine, and (ii) various assets and investments which the Company has been liquidating as opportunities have materialized. The Company also operated in the dry ice (solid CO{2}) manufacturing and distribution business, included in the CO{2} Segment which was discontinued in October of 1997.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income as defined by SFAS No. 130 during the three months ended March 31, 1998 and 1997, therefore, a statement of comprehensive income has not been presented in the accompanying financial statements.

(2)  DISCONTINUED OPERATIONS

In October 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO{2} ("solid CO{2} segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale").

The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). Results of operations of the solid CO{2} segment have been reported as discontinued operations for the three months ended March 31, 1997 in the accompanying statements of operations. Revenues applicable to the discontinued operations were $2,800,000 for the three months ended March 31, 1997. The loss from the discontinued solid CO{2} segment was $32,000 for the three months ended March 31, 1997.

Pursuant to the closing of the Asset Sale, the Company received $18,375,000 in cash. The remaining $1,000,000 cash proceeds were held back (the "Holdback") to offset certain post closing adjustments for a maximum of 150 days from the closing date and was included in other receivables on the balance sheet as of December 31, 1997. The Company received the entire Holdback amount from the purchaser on March 12, 1998.

Concurrent with the Asset Sale, the Company agreed to purchase the Carbonic Reserves minority shareholder's common stock for $900,000, which was paid by the Company in January 1998. The stock purchase obligation was included in other current obligations on the balance sheet as of December 31, 1997 and reduced the related gain.

As of March 31, 1998, the significant asset of the solid CO{2 }segment consisted of cash of $46,000. The significant liabilities of the solid CO{2} segment consisted of accrued income taxes of $235,000 and approximately $155,000 of accrued bonuses and employee severance compensation.

(3)  ACQUISITION

On February 9, 1998, the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), purchased two travel facilities located along Interstate Highway I-40 in eastern Oklahoma for a cash consideration of $490,000. Both travel facilities are geared toward the needs of interstate highway travelers and each included a service station, convenience store and a restaurant. The fair value of identifiable tangible and intangible net assets acquired approximated $628,000 on the acquisition date. The excess of the fair value of the travel facilities' assets acquired over the purchase price has been allocated among the long-lived assets acquired.

On February 27, 1998, ITF acquired two additional travel facilities and an undeveloped parcel of land located along Interstate Highway I-35 in central Oklahoma. These travel facilities are also geared toward the needs of interstate highway travelers. The first travel facility includes a service station, convenience store and a restaurant. The second travel facility includes a service station and a convenience store. The purchase price consisted of cash of $322,000; a fifteen-year, unsecured, 5.93% $544,000 promissory note, valued at $407,000 (discounted using a 10% interest rate); the assumption by ITF of three mortgage notes payable approximating $1,336,000, owed by the former owner of the facilities; and 20% of the Company's ownership in ITF, valued at $181,000. The three notes assumed by ITF are secured by the travel facilities' assets, bear interest at rates ranging from 9% to 10.5%, and mature from 2010 through 2013. The fair value of identifiable tangible and intangible net assets acquired approximated $1,489,000 on the acquisition date. The $757,000 excess purchase price over the fair value of the assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

The acquisitions have been accounted for by the purchase method and accordingly, the results of operations of the travel facilities have been included in the Company's financial statements from their acquisition dates.

The Company currently has been unable to obtain historical financial operating information relating to the acquired travel facilities, therefore, no pro forma financial information has been reported in the accompanying financial statements.

(4)  REDEEMABLE PREFERRED STOCK

The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. The Company's operations through March 31, 1998, were not sufficient to begin the sharing of the consolidated net income. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  LOSS PER SHARE

Basic loss per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury method) and if the Company's preferred stock were converted to common stock.

Diluted loss per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all periods presented.

(6)  INCOME TAXES

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the net deductible timing differences. There is no provision for income taxes for the three months ended March 31, 1998 and 1997 due to the availability of net operating losses and other carryforwards.

At March 31, 1998, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                         Expiration
                                            Date             Amount
                                         ----------         ---------
Federal regular tax operating loss
  carryforwards                           2004-2010         $  53,414
Investment tax credit carryforward        1998-2000               441
Tax depletion carryforward               Indefinite             5,500
                                                            ---------
                                            Total           $  59,355
                                                            =========


(7)  COMMITMENTS AND CONTINGENCIES

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion focuses on material changes in the Company's financial condition since December 31, 1997 and results of operations for the quarter ended March 31, 1998 compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

   In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1997 Form 10-K.

    The Company's operating segments are: (1) the environmental/resource recovery ("E/RR") Segment, consisting of environmental services and resource recovery activities; (2) the interstate travel facilities ("ITF") Segment, consisting of businesses, such as service stations, convenience stores and restaurants, geared to the needs of the interstate highway traveler, and (3) the carbon dioxide ("CO{2}") Segment, which consists of the production of CO{2}
gas.   The  Company  also has other operations, including (i) a minority-owned investment in a joint venture for the extraction, production and sale of crude iodine, and (ii) various assets and investments which the Company has been
liquidating as opportunities have materialized.   The Company also operated in
the dry ice (solid CO{2}) manufacturing and distribution business, included in the CO{2} Segment which was discontinued in October of 1997.

Material changes in financial condition - March 31, 1998 as compared with December 31, 1997.

   The following table reflects some of the changes in the Company's financial condition during the periods indicated:

                                   March 31,      December 31,    Increase
                                    1998                1997     (Decrease)
                                -------------    -------------   ------------
Cash and cash equivalents       $   8,241,000    $  13,955,000   $ (5,714,000)
Working capital                 $   8,422,000    $   9,924,000   $ (1,502,000)
Current ratio                       6.85 to 1        2.42 to 1



   During the first quarter of 1998, the Company reduced its working capital by $1.5 million from $9.9 million as of December 31, 1997. The decrease was primarily the result of the Company, through a subsidiary, acquiring four travel facilities and an undeveloped parcel of land, the purchase price of which included a cash payment of $812,000. See further discussion of the travel facilities' acquisition below. The Company also acquired property, plant and equipment of $460,000 during the quarter, which included replacing assets as they become fully-depreciated as well as remodeling one of its newly acquired travel facilities. The remaining reduction in working capital is a direct result of operating losses recognized by the Company's E/RR Segment for the 1998 quarter. See further discussion of E/RR losses for the quarter in the discussion of results of operations below. The Company's core operations are affected by seasonality. The first quarter is normally characterized by cold and/or rainy weather which causes a slowdown of sales in the E/RR Segment.

   In the first quarter of 1998 the Company paid $4,005,000 to repurchase and redeem 62,318 shares of its mandatorily redeemable preferred stock. The Company recorded the estimated repurchase and redemption as a redeemable preferred stock purchase obligation as of December 31, 1997. The Company also paid $900,000 to purchase the common shares of a minority shareholder and $190,000 in accrued bonus and employee severance compensation, which were recorded as other obligations and accrued expenses as of December 31, 1997. Such payments were made pursuant to the terms of the agreement to sell the business of Carbonic Reserves. On March 12, 1998, the Company received $1,000,000 of the sales price of Carbonic Reserves which had been held back by the purchaser for a period of 150 days after the closing of the sale. See note 2 to the financial statements. These amounts accounted for 72% of the $5,714,000 reduction in cash and cash equivalents from December 31, 1997 to March 31, 1998.

   In February of 1998, the Company, through an 80% owned subsidiary, Interstate Travel Facilities, Inc. ("ITF"), acquired four travel facilities and a parcel of land located along Interstate Highway I-40 in eastern
Oklahoma, and Interstate Highway I-35 in central Oklahoma. The travel facilities are geared to the needs of interstate highway travelers. Three of the travel facilities include a service station, convenience store and a restaurant. The fourth travel facility includes a service station and a convenience store. The purchase price of the travel facilities consisted of cash of $812,000, the issuance of debt valued at $407,000, the assumption of three mortgage notes payable approximating $1,336,000, owed by the former owner of the travel facilities, and 20% of the Company's ownership in ITF, valued at $181,000. See note 3 to the financial statements.

   The Company incurred $2,257,000 of capital expenditures during the first three months of 1998 in the following segments:

     Environmental/resource recovery           $    65,000
     Interstate travel facilities                2,174,000
     Carbon dioxide                                 11,000
     Other                                           7,000
                                               -----------
                                               $ 2,257,000
                                               ===========

   $1,790,000 of the capital expenditures for the quarter were financed by the Company issuing debt, assuming debt and issuing stock of a subsidiary. See note 3 to the financial statements.

   The Company's cash reserves, cash flow and credit lines will be adequate to fund the $4,218,000 of capital expenditures projected for the Company for the last nine months of the year. The Company anticipates spending $3,800,000, or 90% of the $4,218,000, on projects involving its patented Mulled Coal technology during this period. Negotiations on the plants utilizing this technology are currently in process. The remaining $418,000 will be spent in the remaining segments to replace assets as they become fully-depreciated and no longer useful and to expand operations in areas that demonstrate profit potential.

   The sale of Carbonic Reserves in October of 1997 has continued to provide the Company with significant liquid resources. Future cash flows and availability of credit are subject to a number of variables, including continuing private and governmental demand for environmental services, and continuing demand for CO{2} gas and for the services provided by the Company's interstate travel facilities. The Company anticipates that its current resources, future cash flows and enhanced availability of credit due to the significant improvement in the Company's balance sheet will enable it to meet its planned operating costs and capital spending requirements.

   Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended March 31, 1998 as compared with the Quarter ended March 31, 1997.

   The loss for the first quarter of 1998 was $424,000, the same as recorded in the 1997 first quarter. There were declines in operating margins in all segments except the CO{2} Segment which improved by $32,000. The E/RR Segment declined by $215,000 and Other---principally corporate---activities declined by $88,000. The new ITF Segment generated a $37,000 operating loss for the first two months of operations in 1998. As a result, the operating loss for the current quarter increased 97% to $626,000 versus $318,000 in the corresponding quarter of the prior year.

   Operating results of the Company's three Segments are reflected below:

                                 1998           1997
                              ---------      ---------
Operating profit (loss):
   Environmental/resource
     recovery                 $(390,000)     $(175,000)
   Interstate travel
     facilities                 (37,000)          -
   Carbon dioxide               118,000         86,000
                              ---------      ---------
        Subtotal               (309,000)       (89,000)
   Other                       (317,000)      (229,000)
                              ---------      ---------
                              $(626,000)     $(318,000)
                              =========      =========

   The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Environmental/resource recovery

   A 30% decrease in revenues of $230,000 generated by the E/RR Segment offset slightly by a $15,000 decrease in operating costs led to a sharply increased operating loss by this Segment in the first quarter of 1998 as compared to the same period in 1997. The 1997 quarter benefited from a large remediation project which incurred smaller than expected expenses while the 1998 quarter had no comparable projects. Additionally, the segment increased its remediation personnel during the second quarter of 1997 in anticipation of a continued workload which did not materialize for the 1998 quarter.

Interstate Travel Facilities

   The new operating segment experienced an operating loss of $37,000 for the first quarter of 1998. As discussed above, the principal operating assets of ITF were acquired in February of 1998, therefore, the Company did not recognize operations for the full quarter ended March 31, 1998. ITF also began renovating one of its four travel facilities during the quarter which reduced its hours of operation and negatively impacted ITF's profitability for the quarter.

Carbon dioxide

   First quarter 1998 operations reflected an operating profit of $118,000 compared to $86,000 for the 1997 first quarter. The sole component of revenues for this Segment is the sale of CO{2} gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $42,000 or 36% to $160,000 for the first three months of 1998 compared to $118,000 for the same period in 1997. This increase was due to increased production of 565,000 MCF of CO{2} gas in the first three months of 1998 compared to production of 467,000 MCF in the same period in 1997. The production increase was due to the development program in the McElmo Dome field in Colorado which was begun in 1996 and is now winding down. Slight increases in CO{2} prices have also contributed to the increased revenues.

Other activities

   Other operations, consisting primarily of general and corporate activities, generated a larger operating loss for the first quarter of 1998 as compared to the same period last year. The majority of the increase was related to the increased cost of health insurance caused by an increase in the Company's reinsurance levels.

Selling, general and administrative expenses

   The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $646,000 from $513,000 in the 1997 first quarter. The primary reason for this was the increase in health insurance expenses mentioned above in Other corporate activities and the addition of ITF's SG&A expenses in the quarter which did not exist for the same period in 1997.

Depreciation, depletion and amortization expenses

   DD&A expense increased $17,000, or 17%, from $99,000 to $116,000 from the first quarter of 1997 to the same period in 1998, reflecting additions to property, plant and equipment made during the past year.

   Other income and expenses

   The other income and expenses for the first quarter of 1998 netted to $202,000 in earnings compared to a $74,000 loss for the same period in 1997. Interest income was up $136,000 for the first quarter of 1998 compared to the same period in 1997 reflecting the income from investments in commercial paper of cash realized from the sale of the assets of Carbonic Reserves. Interest expense was down $34,000 as a result of the reduction in outstanding debt in the fourth quarter of 1997, also a result of the asset sale. The Company's equity in the earnings of unconsolidated affiliates was up $81,000 for the first quarter of 1998 compared to 1997 primarily as a result of the increased operations and profitability of its investment in the joint venture engaged in the production and sale of crude iodine. The decline in other expenses included a reduction in impairments of other assets in the amount of $30,000 for the first three months of 1998 compared to the first three months of 1997. Offsetting these increases was a decline of $37,000 in the gain on sale of assets from $50,000 in the first quarter of 1997 to $13,000 for the same period in 1998.

Discontinued operations

   In October of 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary engaged in the manufacture and distribution of solid CO{2} for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The gain on the sale was $11,014,000 after deducting income taxes of $522,000. Revenues applicable to and the loss from the discontinued operations of Carbonic Reserves were $2,800,000 and $32,000, respectively, in the first quarter of 1997.

Impact of Recently Issued Accounting Standards

  In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires a public company to report financial and descriptive information about its reportable segments which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in the fourth quarter of 1998 but has not, as yet, determined its reportable segments under SFAS No. 131.

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


                         PART II

                    OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

Exhibit No.         Description
-----------         -----------
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

2(c)  Certificate of Merger merging The Beard Company into The New Beard Company as filed with the Secretary  of  State of Oklahoma on November 26, 1997. (This
      Exhibit has been previously filed  as  Exhibit 2.1 to Registrant's Form 8-K, filed on December 8, 1997, and same is incorporated by reference).

2(d)  Asset  Purchase  Agreement  by  and  among  Airgas  Carbonic  Reserves,  Inc.
      ("Airgas"), and Registrant,  Carbonic Reserves ("Carbonics"), and Clifford H.
      Collen, Jr. ("Collen").  (This  Exhibit  has been previously filed as Exhibit
      A,  filed  on  September  11,  1997  to Registrant's  Proxy  Statement  dated
      September 12, 1997, and same is incorporated by reference).

2(e)  Asset Purchase Agreement by and among Registrant, Toby B. Tindell, Cristie R.
      Tindell and Interstate Travel Facilities,  Inc. ("ITF"), dated as of February
      27,  1998.   (This  Exhibit  has  been  previously  filed  as  Exhibit  2  to
      Registrant's Form 8-K, filed on March 16,  1998,  and same is incorporated by reference).

3(i)  Certificate  of  Incorporation  of  The  New  Beard Company as filed with the
      Secretary of State of Oklahoma  on  September  11, 1997. (This Exhibit has
      been previously filed as Exhibit C to Registrant's  Proxy  Statement  filed on September 12, 1997, and same is incorporated by reference).

3(ii) Registrant's  By-Laws  as  currently  in  effect.   (This  Exhibit  has  been
      previously  filed  as  Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1997,  filed  on  March 31, 1998, and same is incorporated herein by reference).

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

4(c)  Settlement  Agreement, with Certificate of Amendment attached thereto, by and among Registrant,  Beard  Oil, New York Life Insurance Company, New York Life
      Insurance and Annuity Company,  John  Hancock  Mutual Life Insurance Company,
      Memorial Drive Trust and Sensor, dated as of April  13,  1995.  (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K  for  the period ended December 31, 1994, and same is incorporated by reference).

10    Material contracts:

10(a) Amendment  No.  One  to The Beard Company 1993 Stock Option Plan dated August
      27, 1993, as amended June  4, 1998  (The Amended Plan supersedes the original
      Plan adopted on August 27, 1993.   This  Exhibit has previously been filed as
      Exhibit  A,  filed on April 30, 1998 to Registrant's  Proxy  Statement  dated
      April 30, 1998, and same is incorporated by reference).<F1>

10(b) The Beard Company  1994  Phantom  Stock  Units Plan adopted November 1, 1994.
      (This Exhibit has been  previously  filed  as  Exhibit  10(h) to Registrant's
      Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).<F1>

10(c) Stockholders'  Agreement made as of January 27, 1993 by and among Registrant,
      Carbonics and Collen.  (This  Exhibit  has  been  previously filed as Exhibit
      10(i) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).<F1>

10(d) Stock  Purchase  Agreement  dated  as  of  December  15, 1991  by  and  among
      Registrant  (formerly  known  as  Beard  Investment Company),  Carbonics  and
      Collen.  (This Exhibit has been previously  filed  as  Exhibit  10.9  of Item
      14(a)  to Beard Oil's Form 8, Amendment No. 1, Form 10-K for the fiscal  year ended December 31, 1991, and same is incorporated herein by reference).<F1>

10(e) Conversion  Agreement  dated  as of January 31, 1995 by and among Registrant,
      Carbonics and Collen.  (This Exhibit  has  been  previously  filed as Exhibit
      10(k) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).<F1>

10(f) Employment Agreement dated April 3, 1995 by and among Registrant,  Carbonics,
      Collen  and  Beard  Oil.  (This  Exhibit has been previously filed as Exhibit
      10(l) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).<F1>

10(g) The Beard Company Deferred Stock Compensation  Plan.  (This  Exhibit has been previously  filed as Exhibit 10(k) to Registrant's Form 10-K for  the  period ended December  31, 1995, filed on April 1, 1996, and same is incorporated by reference).<F1>

10(h) Form  of  Change  in  Control  Compensation Agreement dated as of January 24,
      1997, by and between Carbonics and  three  employees.  (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q  for  the  period ended  March  31,  1997,  filed  on May 14, 1997, and same is incorporated by reference).<F1>

10(i) Nonqualified  Stock  Option  Agreement  by  and  between Richard D. Neely and
      ISITOP,  Inc.  ("ISITOP"),  dated  April  1, 1997.  (This  Exhibit  has  been previously filed as Exhibit 10(i) to Registrant's  Form  10-K  for the period ended  December  31,  1997, filed on March 31, 1998, and same is incorporated herein by reference).<F1>

10(j) Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP,
      dated  April  1,  1997.   (This  Exhibit has been previously filed as Exhibit
      10(j) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).<F1>

10(k) Letter  Agreement dated August 15, 1997 by and among Collen, Carbonics, Beard
      Oil and Registrant.  (This Exhibit has been previously filed as Exhibit 10(m)
      to Registrant's Form 10-Q  for  the period ended September 30, 1997, filed on
      November 13, 1997, and same is incorporated by reference).<F1>

10(l) Letter  Agreement  dated  October  8,  1997  by  and  among Randy D. Thacker,
      Carbonics and Registrant. (This Exhibit has been previously  filed as Exhibit
      10(n)  to  Registrant's  Form 10-Q for the period ended September  30,  1997, filed on November 13, 1997, and same is incorporated by reference).<F1>

10(m) Nonqualified  Stock  Option  Agreement  by  and between Toby Tindell and ITF, dated February 27, 1998.  (This Exhibit has been  previously filed as Exhibit
      10(n) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).<F1>

10(n) Subscription  Agreement  by  and  between  Cibola  Corporation ("Cibola") and
      Registrant, dated April 10, 1996.  (This Exhibit has been previously filed as
      Exhibit 10.1 to Registrant's Form 10-Q for the period  ended  June  30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(o) Nonrecourse  Secured  Promissory  Note from Registrant to Cibola, dated April
      10,  1996.   (This  Exhibit has been previously  filed  as  Exhibit  10.2  to
      Registrant's Form 10-Q  for  the  period ended June 30, 1996, filed on August
      14, 1996, and same is incorporated by reference).

10(p) Security   Agreement   by   and  among  Registrant,  Cibola  and  the  Cibola
      shareholders, dated April 10,  1996.  (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(q) Tax  Sharing  Agreement  by  and  among  Registrant,  Cibola  and  the Cibola shareholders, dated April 10, 1996.  (This Exhibit has been previously  filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(r) Compensation  Agreement  by  and  between  Registrant and the Trustees of the
      William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Trustees") dated
      April 17, 1997. (This Exhibit has been previously  filed  as Exhibit 10(s) to
      Registrant's Form 10-K for the period ended December 31, 1997, filed on March
      31, 1998, and same is incorporated herein by reference).

10(s) Indemnity  Agreement  by  and between Registrant and the Trustees dated April
      17,  1997.  (This  Exhibit  has  been  previously  filed  as Exhibit 10(t) to
      Registrant's Form 10-K for the period ended December 31, 1997, filed on March
      31, 1998, and same is incorporated herein by reference).

11    Statement re computation of per share earnings.

27    Financial Data Schedule
_____________________

<F1>  Compensatory plan or arrangement.

(b)  One report on Form 8-K was filed during the period covered by this report.

         On March 2, 1998 the Company reported the formation of a new subsidiary which, effective as of February 28, 1998, purchased three properties involved in the interstate travel facilities business for $2,384,500. The purchase price was comprised of a 15-year, unsecured 5.93% promissory note for $543,750, the assumption of debt by the subsidiary of $1,659,000, and 20% of the common stock of the company valued at $181,750. Additionally, this subsidiary had, on February 9, 1998, purchased two other properties in the same line of business for cash of $490,000.

        The report on Form 8-K was dated and filed March 16, 1998, with the earliest event reported on February 27, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                (Registrant)   THE BEARD COMPANY


(Date)  May 19, 1998            HERB MEE, JR.
                                Herb Mee, Jr., President and
                                Chief Financial Officer


(Date)  May 19, 1998            JACK A. MARTINE
                                Jack A. Martine, Controller and
                                Chief Accounting Officer

                             EXHIBIT INDEX
Exhibit
No.        Description                       Method of Filing
-------    -----------                       ----------------
2(a)       Agreement and Plan of Reorgani-   Incorporated herein by reference
           zation by and among Registrant,
           Beard Oil Company ("Beard Oil")
           and New Beard, Inc., dated as of
           July 12, 1993  (see Addendum A
           to Part I, which is incorporated
           herein by reference; schedules to
           the Agreement have been omitted).

2(b)       Agreement and Plan of Merger by   Incorporated herein by reference
           and between The Beard Company
           and The New Beard Company, dated
           as of September 16, 1997.

2(c)       Certificate of Merger merging The Incorporated herein by reference
           Beard Company into The New Beard
           Company as filed with the Secretary
           of State of Oklahoma on November
           26, 1997.

2(d)       Asset Purchase Agreement by and   Incorporated herein by reference
           among Airgas Carbonic Reserves, Inc.
           ("Airgas"), and Registrant,
           Carbonic Reserves ("Carbonics"),
           and Clifford H. Collen, Jr. ("Collen").

2(e)       Asset Purchase Agreement by and   Incorporated herein by reference
           among Registrant, Toby B. Tindell,
           Cristie R. Tindell and Interstate
           Travel Facilities, Inc. ("ITF"),
           dated as of February 27, 1998.

3(i)       Certificate of Incorporation of   Incorporated herein by reference
           The New Beard Company as filed
           with the Secretary of State of
           Oklahoma on September 11, 1997.

3(ii) Registrant's By-Laws as currently Incorporated herein by reference in effect.

4(a) Agreement of Sale and Purchase by Incorporated herein by reference and between Beard Oil and Sensor
           Oil & Gas, Inc. ("Sensor").

4(b)       Certificate of Designations,      Incorporated herein by reference
           Powers, Preferences and Relative,
           Participating, Option and Other
           Special Rights, and the Qualifica-
           tions, Limitations or Restrictions
           Thereof of the Series A Convertible
           Voting Preferred Stock of the
           Registrant.

4(c) Settlement Agreement, with Certif-Incorporated herein by reference icate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company,
           New York Life Insurance and Annuity
           Company, John Hancock Mutual Life
           Insurance Company, Memorial Drive
           Trust and Sensor, dated as of April
           13, 1995.

10(a)      Amendment No. One to The Beard    Incorporated herein by reference
           Company 1993 Stock Option Plan
           dated August 27, 1993, as amended
           June 4, 1998 (The Amended Plan
           supersedes the original Plan
           adopted on August 27, 1993.)

10(b)      The Beard Company 1994 Phantom    Incorporated herein by reference
           Stock Units Plan adopted November
           1, 1994.

10(c)      Stockholders' Agreement made as   Incorporated herein by reference
           of January 27, 1993 by and among
           Registrant, Carbonics and Collen.

10(d) Stock Purchase Agreement dated as Incorporated herein by reference of December 15, 1991 by and among Registrant (formerly known as Beard
           Investment Company), Carbonics and
           Collen.

10(e)      Conversion Agreement dated as of  Incorporated herein by reference
           January 31, 1995 by and among
           Registrant, Carbonics and Collen.

10(f)      Employment Agreement dated April  Incorporated herein by reference
           3, 1995 by and among Registrant,
           Carbonics, Collen and Beard Oil.

10(g)      The Beard Company Deferred Stock  Incorporated herein by reference
           Compensation Plan.

10(h) Form of Change in Control Compen- Incorporated herein by reference sation Agreement dated as of January
           24, 1997, by and between Carbonics
           and three employees.

10(i) Nonqualified Stock Option Agree- Incorporated herein by reference ment by and between Richard D.
           Neely and ISITOP, Inc.
           ("ISITOP"), dated April 1, 1997.

10(j) Nonqualified Stock Option Agree- Incorporated herein by reference ment by and between Jerry S. Neely and ISITOP, dated April 1, 1997.

10(k)      Letter Agreement dated August 15, Incorporated herein by reference
           1997 by and among Collen, Carbonics,
           Beard Oil and Registrant.

10(l)      Letter Agreement dated October 8, Incorporated herein by reference
           1997 by and among Randy D. Thacker,
           Carbonics and Registrant.

10(m) Nonqualified Stock Option Agree- Incorporated herein by reference ment by and between Toby Tindell and ITF, dated February 27, 1998.

10(n)      Subscription Agreement by and     Incorporated herein by reference
           between Cibola Corporation ("Cibola")
           and Registrant, dated April 10, 1996.

10(o)      Nonrecourse Secured Promissory    Incorporated herein by reference
           Note from Registrant to Cibola,
           dated April 10, 1996.

10(p)      Security Agreement by and among   Incorporated herein by reference
           Registrant, Cibola and the Cibola
           shareholders, dated April 10, 1996.

10(q)      Tax Sharing Agreement by and      Incorporated herein by reference
           among Registrant, Cibola and the
           Cibola shareholders, dated
           April 10, 1996.

10(r)      Compensation Agreement by and     Incorporated herein by reference
           between Registrant and the
           Trustees of the William M.
           Beard and Lu Beard 1988
           Charitable Unitrust (the
           "Trustees") dated April 17, 1997.

10(s)      Indemnity Agreement by and        Incorporated herein by reference
           between Registrant and the
           Trustees dated April 17, 1997.

11         Statement re computation of       Filed herewith electronically
           per share earnings.

27         Financial Data Schedule           Filed herewith electronially
