Form 10-Q
period 1998-06-30
BEARD CO /OK
filed 1998-08-14
CIK 909992

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the period ended June 30, 1998
                                      or

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998.


                   Common Stock $.001 par value - 2,565,739

                               THE BEARD COMPANY

                                     INDEX




PART I. FINANCIAL INFORMATION                                    PAGE

Item 1.  Financial Statements

Balance Sheets - June 30, 1998 (Unaudited) and
  December 31, 1997

Statements of Operations - Three Months and Six Months ended June 30, 1998 and 1997 (Unaudited)

Statements of Shareholders' Equity, Year ended
  December 31, 1997 and Six Months ended
  June 30, 1998 (Unaudited)

Statements of Cash Flows - Six Months ended
  June 30, 1998 and 1997 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE BEARD COMPANY AND SUBSIDIARIES
                                Balance Sheets
                June 30, 1998 (Unaudited) and December 31, 1997
                                                     June 30,       December 31,
                         Assets                       1998             1997
                                                  -----------      -------------
Current assets:
  Cash and cash equivalents                       $ 7,000,000      $ 13,955,000
  Accounts receivable, less allowance for doubtful
   receivables of $80,000 in 1998 and $75,000 in
   1997                                             1,332,000         1,654,000
  Other receivables (note 2)                                -         1,000,000
  Inventories                                         374,000           227,000
  Prepaid expense                                     126,000            84,000
  Other assets                                        151,000            11,000
                                                  -----------      ------------
       Total current assets                         8,983,000        16,931,000
Investments and other assets                        1,725,000         1,580,000
Property, plant and equipment, at cost             34,006,000         6,247,000
  Less accumulated depreciation, depletion
   and amortization                                 4,768,000         4,300,000
                                                  -----------      ------------
    Net property, plant and equipment              29,238,000         1,947,000
Intangible assets, at cost                            963,000           828,000
  Less accumulated amortization                       129,000           334,000
                                                  -----------      ------------
    Net intangible assets                             834,000           494,000
                                                  -----------      ------------
                                                  $40,780,000      $ 20,952,000
                                                  ===========      ============
       Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                          $   401,000      $    533,000
  Accrued expenses (note 2)                         1,025,000           892,000
  Income taxes payable                                354,000           541,000
  Redeemable preferred stock purchase and redemption
   obligation                                               -         4,005,000
  Other obligations (note 2)                                -           900,000
  Current maturities of long-term debt              1,685,000           136,000
                                                  -----------      ------------
       Total current liabilities                    3,465,000         7,007,000
Long-term debt, less current maturities            25,189,000           519,000
Minority interest in consolidated subsidiaries        128,000           104,000
Redeemable preferred stock of $100 stated value;
  5,000,000 shares authorized; 27,838 shares
  issued and outstanding (note 4)                     889,000           889,000
Common shareholders' equity:
  Common stock of $.001 par value per share;
   10,000,000 shares authorized; 2,832,129
   shares issued in 1998 and 1997                       3,000             3,000
  Capital in excess of par value                   37,911,000        37,911,000
  Accumulated deficit                             (25,286,000)      (23,962,000)
  Treasury stock, 303,890 shares, at cost          (1,519,000)       (1,519,000)
                                                  -----------      ------------
       Total common shareholders' equity           11,109,000        12,433,000
                                                  -----------      ------------
Commitments and contingencies (note 7)
                                                  $40,780,000      $ 20,952,000
                                                  ===========      ============

                  See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                              Statements of Operations
                                    (Unaudited)
                                               For Three Months Ended        For Six Months Ended
                                               ----------------------       ---------------------
                                               June 30,       June 30,      June 30,        June 30,
                                                 1998            1997          1998            1997
                                               -------        -------       -------         -------
Revenues:
  Coal reclamation                           $   631,000    $         -    $   631,000    $         -
  Interstate travel facilities                 1,022,000              -      1,307,000              -
  Carbon dioxide                                 157,000        138,000        317,000        256,000
  Environmental remediation                            -         13,000              -         13,000
  Other                                            9,000         15,000         17,000         24,000
                                             -----------    -----------    -----------    -----------
                                               1,819,000        166,000      2,272,000        293,000
Expenses:
  Coal reclamation (exclusive of
   depreciation, depletion and amortization
   shown separately below)                       228,000         30,000        263,000         61,000
  Interstate travel facilities
   (exclusive of depreciation, depletion
   and amortization shown separately below)      842,000              -      1,066,000              -
  Carbon dioxide (exclusive of depreciation,
   depletion and amortization shown separately
   below)                                         34,000         28,000         69,000         55,000
  Environmental remediation (exclusive
   of depreciation, and amortization
   shown separately below)                        53,000         44,000         77,000         48,000
  Selling, general and administrative            802,000        265,000      1,239,000        554,000
  Depreciation, depletion & amortization          70,000         13,000         96,000         26,000
  Other, principally corporate                     8,000         10,000         14,000         16,000
                                             -----------    -----------    -----------    -----------
                                               2,037,000        390,000      2,824,000        760,000
Operating profit (loss):
  Coal reclamation                               281,000        (70,000)       212,000       (143,000)
  Interstate travel facilities                  (159,000)             -       (196,000)             -
  Carbon dioxide                                 115,000        104,000        232,000        190,000
  Environmental remediation                      (59,000)       (20,000)       (86,000)       (47,000)
  Other, principally corporate                  (396,000)      (238,000)      (714,000)      (467,000)
                                             -----------    -----------    -----------    -----------
                                                (218,000)      (224,000)      (552,000)      (467,000)
Other income (expense):
  Interest income                                107,000          2,000        244,000          4,000
  Interest expense                               (43,000)       (36,000)       (59,000)       (71,000)
  Gain (loss) on sale of assets                   (8,000)             -          4,000         50,000
  Equity in earnings of
   unconsolidated affiliates                      90,000        120,000        199,000        148,000
  Minority interest in operations of
   consolidated subsidiaries                      54,000              -         53,000              -
  Other                                          (60,000)       (51,000)      (109,000)       (76,000)
                                             -----------    -----------    -----------    -----------
Loss from continuing operations
 before income taxes                             (78,000)      (189,000)      (220,000)      (412,000)
Income taxes (note 6)                            (56,000)       (17,000)       (56,000)       (17,000)
                                             -----------    -----------    -----------    -----------
Loss from continuing operations                 (134,000)      (206,000)      (276,000)      (429,000)
Discontinued operations (note 2):
  Earnings (loss) from discontinued operations  (142,000)       227,000       (424,000)        26,000
  Estimated loss from discontinuing
   environmental services activities            (624,000)             -       (624,000)             -
                                             -----------    -----------    -----------    -----------
Earnings (loss) from discontinued operations    (766,000)       227,000     (1,048,000)        26,000
                                             -----------    -----------    -----------    -----------
Net earnings (loss)                          $  (900,000)        21,000     (1,324,000)      (403,000)
                                             ===========    ===========    ===========    ===========
Net earnings (loss) attributable to
 common shareholders                         $  (900,000)        21,000     (1,324,000)      (403,000)
                                             ===========    ===========    ===========    ===========
Net earnings (loss) per average common
 share outstanding:
  Basic and diluted:
  Loss from continuing operations            $     (0.05)   $     (0.07)   $     (0.11)   $     (0.15)
  Earnings (loss) from discontinued operations     (0.31)          0.08          (0.41)          0.01
                                             -----------    -----------    -----------    -----------
  Net earnings (loss)                        $     (0.36)   $      0.01    $     (0.52)   $     (0.14)
                                             ===========    ===========    ===========    ===========
Weighted average common shares outstanding -
 basic and diluted                             2,528,000      2,799,000      2,528,000      2,799,000
                                             ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                         THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Shareholders' Equity
                                                                                                              Total
                                                            Capital in                                       Common
                                               Common       Excess of      Accumulated      Treasury     Shareholders'
                                                Stock       Par Value         Deficit         Stock          Equity
                                             -----------    -----------  --------------    ------------    ------------
Balance, December 31, 1996                   $     3,000    $41,629,000    $(32,976,000)   $          -   $  8,656,000
  Net earnings, year ended December 31, 1997           -              -       9,014,000               -      9,014,000
  Issuance of 33,055 shares of common stock            -         71,000               -               -         71,000
  Purchase of 303,890 shares of common stock           -              -               -      (1,519,000)    (1,519,000)
  Accretion of preferred stock                         -     (3,789,000)              -               -     (3,789,000)
                                             -----------    -----------    ------------    ------------    -----------
Balance, December 31, 1997                         3,000     37,911,000     (23,962,000)     (1,519,000)    12,433,000
  Net loss, six months ended June 30,
   1998 (unaudited)                                    -              -     ( 1,324,000)              -     (1,324,000)
                                             -----------    -----------    ------------    ------------    -----------
Balance, June 30, 1998 (unaudited)           $     3,000    $37,911,000    $(25,286,000)   $ (1,519,000)   $11,109,000
                                             ===========    ===========    ============    ============    ===========

                             See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                              Statements of Cash Flows
                                     (Unaudited)
                                                 For the Six Months Ended
                                               -----------------------------
                                               June 30, 1998   June 30, 1997
                                               -------------   -------------
Operating activities:
  Cash received from customers                 $  4,149,000    $ 10,493,000
  Cash paid to suppliers and employees           (5,085,000)     (9,245,000)
  Interest received                                 301,000           6,000
  Interest paid                                     (96,000)       (199,000)
  Taxes paid                                       (244,000)              -
                                               ------------    ------------
       Net cash provided by (used in)
       operating activities                        (975,000)      1,055,000
                                               ------------    ------------

Investing activities:
  Acquisition of property, plant and equipment   (1,441,000)       (904,000)
  Proceeds from sale of business                  1,000,000               -
  Proceeds from sale of assets                       45,000          58,000
  Purchase of minority interest                    (900,000)              -
  Acquisition of travel facilities,
   net of cash acquired of $49,000                 (763,000)              -
  Other                                             (91,000)         22,000
                                               ------------    ------------
      Net cash used in investing activities      (2,150,000)       (824,000)
                                               ------------    ------------
Financing activities:
  Proceeds from line of credit and term notes       786,000       1,229,000
  Payments on line of credit and short-term notes  (611,000)     (1,783,000)
  Preferred stock repurchase                     (4,005,000)              -
                                               ------------    ------------
      Net cash used in financing activities      (3,830,000)       (554,000)
                                               ------------    ------------
Net decrease in cash and cash equivalents        (6,955,000)       (323,000)
Cash and cash equivalents at beginning of period 13,955,000         375,000
                                               ------------    ------------
Cash and cash equivalents at end of period     $  7,000,000    $     52,000
                                               ============    ============

                        THE BEARD COMPANY AND SUBSIDIARIES
                               Statement of Cash Flows
                                     (Unaudited)

Reconciliation of Net loss to Net Cash Provided by (Used in) Operating
Activities
                                                  For the Six Months Ended
                                              --------------------------------
                                              June 30, 1998     June 30, 1997
                                              -------------     -------------
Net loss                                      $ (1,324,000)     $   (403,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization         276,000           734,000
  (Gain) loss on sale of assets                     22,000           (53,000)
  Equity in earnings of unconsolidated
   affiliates                                     (199,000)         (148,000)
  Loss from discontinued operations                624,000                 -
  Impairment of assets                                   -            60,000
  Interest and other costs recognized
   on real estate project                                -           478,000
  Minority interest in operations of
   consolidated subsidiaries                      (157,000)          (30,000)
  Other                                              7,000            96,000
  (Increase) decrease in accounts receivable,
   prepaids and other current assets               274,000          (308,000)
  Decrease in inventories                           12,000           932,000
  Decrease in accounts payable, accrued
   expenses and other liabilities                 (510,000)         (303,000)
                                              ------------      ------------
       Net cash provided by (used in)
        operating activities                  $   (975,000)     $  1,055,000
                                              ============      ============

Supplemental Schedule of Noncash Investing and Financing Activities:

  Purchase of travel facilities through the
   sale of a subsidiary's common stock        $    181,000      $          -
                                              ============      ============
  Purchase of travel facilities through the
   issuance of a debt obligation and assumption
   of debt obligations                        $  1,743,000      $          -
                                              ============      ============
  Sale of inventory for a note receivable     $          -      $     87,000
                                              ============      ============
  Purchase of property, plant and equipment
   through the issuance of debt obligations   $ 24,652,000      $          -
                                              ============      ============

         See accompanying notes to financial statements.

                          THE BEARD COMPANY AND SUBSIDIARIES
                              Notes to Financial Statements

(1)  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally prepared in accordance with generally accepted accounting principles have been omitted.
The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in Beard's 1997 annual report on Form 10-K.

     The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a
controlling financial interest   ("Beard   or   the   Company").
All  significant   intercompany transactions have been eliminated
in the accompanying financial statements. The Company owns 80% of the outstanding common stock of Cibola Corporation, a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by the minority common stockholders and preferred stockholders of Cibola. The Company earned $63,000 and $128,000 for the three and six-month periods ended June 30, 1998, respectively, and $36,000 and $71,000 for the same periods in 1997, of pretax income from its ownership interest in Cibola.

     The financial information included herein is unaudited;
however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     The results of operations for the three and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     The Company currently operates  within  four  segments:
(1) the coal reclamation ("CR") Segment, consisting of coal reclamation activities and services related to the Company's
patented Mulled Coal Technology (the "M/C Technology"),   (2)
the interstate travel facilities ("ITF") Segment, consisting of businesses, such as service stations, convenience stores, restaurants and a truck wash, geared to the needs of the interstate highway traveler, (3) the carbon dioxide ("CO2") Segment, which consists of the production of CO2 gas, and
(4) the environmental remediation ("ER") Segment, consisting of the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination. The Company also owns 40% of a joint venture involved in the extraction, production and sale of crude iodine.

     The Company also operated in (i) the dry ice (solid CO2) manufacturing and distribution business, included in the
CO2  Segment   which   was discontinued  through sale in  October
of 1997 and (ii) the environmental/resource recovery ("E/RR") Segment which the Company elected to restructure pursuant to a plan adopted by the Company's Board of Directors
in  August,  1998. (See note  2  below).   The resource recovery
activities conducted by Beard Technologies, Inc. and its affiliates now comprise the CR Segment of the Company. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment. As discussed in note 2 below, the Company's Board of Directors adopted a formal plan to discontinue its other environmental services operations (the "Other E/S Operations"), conducted principally by Whitetail
Services,   Inc. ("Whitetail") and Horizontal Drilling
Technologies, Inc. ("HDT").

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 was effective for fiscal years
beginning after  December  15, 1997.   SFAS  No.  130
establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income as defined by SFAS No. 130 during the three and six-months ended June 30, 1998 and 1997, therefore, a statement of comprehensive income has not been presented in the accompanying financial statements.

(2)  Discontinued Operations

     In August, 1998, the Company's Board of Director's adopted a formal plan to restructure the E/RR Segment (see note
1) and to discontinue the Other E/S Operations. Accordingly, the results of the Other E/S Operations have been reported as discontinued for all periods presented in the accompanying
statements  of  operations.   Revenues   applicable   to  the
discontinued Other E/S Operations were $618,000 and $1,583,000 for the three and six-month periods ended June 30, 1998, respectively, and $1,316,000 and $2,512,000 for the three and six-month periods ended June 30, 1997, respectively. Losses from the discontinued Other E/S Operations were $142,000 and $424,000 for the three and six-month periods ended June 30, 1998, respectively, and $57,000 and $220,000 for the same periods in 1997.

     As of June 30, 1998, the significant  assets  related to the
Other E/S Operations consist primarily of equipment and accounts
receivable  with  a recorded value  of  $1,651,000.   The
significant liabilities related to the Other E/S Operations consist of trade accounts payables, accrued expenses and long-term debt obligations totaling $661,000.

     Included in the accompanying statements of operations for the three and six-months ended June 30, 1998, is a $624,000 estimated loss expected from the discontinuation of the Other
E/S Operations. $534,000 of the loss represents the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values as of June 30, 1998. $455,000 of the loss represents anticipated operating losses until disposal of such assets has been completed. Offsetting the expected losses is a $365,000 gain from early extinguishment of an obligation to the former sole shareholder of HDT. The obligation was originally incurred by the Company as a result of its acquisition of 80% of HDT's outstanding common stock and was payable only from 80% of the cash flows (prescribed under the Obligation Agreement) of HDT and Whitetail. The gain represents the discounted obligation balance as of June 30, 1998.

     Subsequent to June 30, 1998, the Company has sold a portion of the Other E/S Operations equipment for a total price of $437,000. The Company anticipates disposing of the remaining assets by June 30, 1999.

     In October 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale").

     The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). Results of operations of the solid CO2 segment have been reported as discontinued operations for the three and six-month periods ended June 30, 1997 in the accompanying statements of operations. Revenues applicable to the discontinued solid CO2 Segment operations were $3,753,000 and $6,553,000 for the three and six-month periods ended June 30, 1997, respectively. The earnings from the discontinued solid CO2 segment were $284,000 and $246,000 for the three and six-month periods ended June 30, 1997, respectively.

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

     As of June 30, 1998, the solid CO2 segment had no significant assets. The significant liabilities of the solid
CO2 segment consisted of accrued income and sales taxes of $307,000 and approximately $155,000 of accrued bonuses and employee severance compensation.

(3)  Acquisitions; Operating Agreements

     ITF Segment

     On February 9, 1998, the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), purchased two travel facilities located along Interstate Highway I-40 in eastern Oklahoma for a cash consideration of $490,000.
Both travel facilities are geared toward the needs of interstate highway travelers and each included a service
station, convenience  store and  a  restaurant.   The  fair
value of identifiable tangible and intangible net assets acquired approximated $628,000 on the acquisition date. The excess of the fair value of the travel facilities' assets acquired over the purchase price has been reallocated among the long-lived assets acquired.

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

     On May 20, 1998, ITF acquired the assets of a truck wash located along Interstate Highway I-44 in Tulsa, Oklahoma for
$699,000.   The  facility consists of two inside  truck  washing
bays. The Company financed $576,000 of the asset acquisition with a fifteen-year, 8.5% promissory note. The note is secured by the acquired assets. The fair value of the identifiable tangible assets approximated $870,000 on the acquisition date. The excess of the fair value of the assets acquired over the purchase price has been reallocated among the long-lived assets acquired.

CR Segment

     On  June  30,  1998,  the  Company, through a newly formed
subsidiary, Beard  Mining,  L.L.C.  ("BMLLC"),  acquired   coal
fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for a total purchase price estimated to be $24,000,000. The definitive purchase price cannot be ascertained until the seller of the Equipment provides BMLLC with a final accounting of the cost of certain components and installation of the Equipment. BMLLC is financing the purchase with a loan which requires principal payments of approximately $136,000 a month through July 1, 1999, at which time the remaining balance becomes due. The note is secured by the Equipment and bears interest at a
per annum rate of 8%.  BMLLC  and the noteholder   have   agreed
to discuss alternative permanent financing arrangements which could involve either a long-term loan from a third party or conversion to a third party leasing arrangement. BMLLC will lease the Equipment to Beard Technologies, Inc. ("BTI"), which is operating and maintaining the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of the noteholder. The noteholder has released the Company and BTI in connection with any claim resulting from the inaccuracy of any representation or warranty made by BMLLC in any loan document, or BMLLC's breach or failure to perform or satisfy any covenant, agreement, obligation or condition in any loan document. The monthly lease payments will equal the monthly payments due under the promissory note (except the final balloon payment) and are reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

     Concurrently with BMLLC's acquisition of the Equipment, BTI entered into operating agreements with the LLC's to provide services for which it is being compensated under a cost-plus arrangement pursuant to which it will receive a minimum profit of $100,000 per month so long as the contracts remain in effect. The initial term of the operating agreements expires on December 31, 1998, but will be automatically extended for unlimited successive one year periods unless terminated by either party at least 60 days prior to the expiration of any such period or for cause. The Company has guaranteed the performance of BTI's obligations under the operating agreements, but the Company has no liability under its guaranty unless BTI's failure to perform resulted from BTI's gross negligence, willful misconduct, improper handling or disbursement of funds, or failure to refund any overpayment to BTI by any of the six LLC's. The operating agreements provide that, solely for determining BTI's compensation thereunder, the agreements are deemed to have been effective April 1, 1998.

     The above acquisitions have been accounted for by the purchase method and accordingly, the results of operations of the travel facilities and other acquired assets have been included in the Company's financial statements from their acquisition dates.

     The  Company currently has been unable to obtain historical
financial operating  information   relating   to   the  acquired
travel facilities. The truck wash and coal fines extraction and beneficiation equipment assets acquired were either not operating or not commercially operating during a material portion of the three and six-month periods ended June 30, 1998. Accordingly, no pro forma financial information has been reported in the accompanying financial statements.

(4)  Redeemable Preferred Stock

     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of
Beard's "consolidated net income" as defined.   The  Company's
1998 operations  through  June  30 were  not sufficient   to
begin  the  sharing  of  the  consolidated   net   income.
Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  Earnings (loss) Per Share

     Basic earnings (loss) per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the
period.   Diluted  earnings  (loss) per share reflects   the
potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury method) and if the Company's preferred stock were converted to common stock.

     Diluted earnings (loss) per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all periods presented.

(6)  Income Taxes

     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The provision for income taxes for the three and six-month periods ended June 30, 1998 consists of federal alternative minimum tax of $36,000 and state income tax of $20,000. The Company provided $17,000 in alternative minimum tax in the same periods in 1997. There was no provision for regular federal income taxes for the three and six-month periods in 1998 and 1997 due to the availability of net operating loss and other carryforwards.

     At June 30, 1998, the Company estimates that it had the following income tax carryforwards available for future use
(in thousands):

                                         Expiration
                                            Date            Amount
                                         ----------        ---------
Federal regular tax operating loss
 carryforwards                            2004-2010         $ 52,620
Investment tax credit carryforward        1998-2000              441
Tax depletion carryforward               Indefinite            5,500


(7)  Commitments and Contingencies

     In the normal course of business various actions and claims have been brought or asserted against the Company.
Management does not consider them to be material to the Company's financial position, liquidity or results of operations.


Item 2.  Management's Discussion and Analysis of  Financial
Condition  and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 1997 and results of operations for the quarter ended June 30, 1998 compared to the prior year second quarter and the six months ended June 30, 1998 compared to the prior year six months.
Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1997 Form 10-K.

     The Company currently operates within four segments: (1) the coal reclamation ("CR") Segment, consisting of coal reclamation activities and services related to the Company's
patented Mulled Coal Technology (the "M/C Technology");   (2)
the interstate travel facilities ("ITF") Segment, consisting of businesses, such as service stations, convenience stores, restaurants and a truck wash, geared to the needs of the interstate highway traveler; (3) the carbon dioxide ("CO2") Segment, which consists of the production of CO2 gas; and
(4) the environmental remediation ("ER") Segment, consisting of the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination. The Company also has other operations, including a 40% minority-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

     The Company also operated in (i) the dry ice (solid CO2) manufacturing and distribution business, included in the CO2 Segment which was discontinued in October of 1997 and (ii) the environmental/resource recovery ("E/RR") Segment which the Company restructured pursuant to a plan adopted by the Company's Board of Directors in August, 1998. The coal reclamation activities conducted by Beard Technologies, Inc. and Beard Mining, L.L.C. now comprise the CR Segment of the Company. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment. As discussed in Note 2 to the financial statements, the Company's Board of Directors adopted a formal plan in August, 1998 to discontinue the other environmental services operations (the "Other E/S Operations")
conducted principally   by   Whitetail   Services,   Inc.  and
Horizontal   Drilling Technologies, Inc.

Material changes in financial condition - June 30, 1998 as compared with December 31, 1997.

    The following table reflects changes in the Company's financial condition during the periods indicated:

                             June 30,          December 31,          Increase
                               1998                1997             (Decrease)
                           ----------          ------------        -----------
Cash and cash equivalents  $7,000,000           $13,955,000        $(6,955,000)
Working capital            $5,518,000           $ 9,924,000        $(4,406,000)
Current ratio               2.59 to 1            2.42 to 1

     During the first six months of 1998, the Company reduced its working capital by $4.4 million from $9.9 million as of December 31, 1997. The decrease was attributable, in part, to the Company, through a subsidiary, acquiring four travel facilities, an undeveloped parcel of land, and a truck wash, the purchase price of which included cash payments of $935,000. See further discussion of the travel facilities' acquisition below. The Company also used cash to acquire property, plant and equipment of $1,318,000 during the six months, which included replacing assets as well as remodelling three of its newly acquired travel facilities. The remaining reduction in working capital is a direct result of operating losses recognized by the Company's discontinued Other E/S Operations for the first six months of 1998. See further discussion of results of operations below.

     In the first six months of 1998 the Company paid $4,005,000 to repurchase and redeem 62,318 shares of its mandatorily redeemable preferred stock. The Company recorded the estimated repurchase and redemption as a redeemable preferred stock purchase obligation as of December 31, 1997. The Company also paid $900,000 to purchase the common shares of Carbonic Reserves not owned by the Company and $190,000 in accrued bonus and employee severance compensation, which were recorded as other obligations and accrued expenses as of December 31, 1997. Such payments were made pursuant to the terms of the agreement to sell the business of Carbonic Reserves. On March 12, 1998, the Company received $1,000,000 of the sales price of Carbonic Reserves which had been held back by the purchaser for a
period of 150 days after the closing of the  sale.   See  note  2
to the financial statements. These amounts accounted for 91% of the $6,955,000 reduction in cash and cash equivalents from December 31, 1997 to June 30, 1998.

     In February of 1998, the Company, through an 80% owned subsidiary, Interstate Travel Facilities, Inc. ("ITF"), acquired four travel facilities and a parcel of land located along Interstate Highway I-40 in eastern Oklahoma, and Interstate Highway I-35 in central Oklahoma. The travel facilities are geared to the needs of interstate highway travelers. Three of the travel facilities include a service station, convenience store and a restaurant. The fourth travel facility includes a
service  station  and a convenience  store.   The purchase price
of the travel facilities consisted of cash of $812,000, the issuance of debt valued at $407,000, the assumption of three mortgage notes payable approximating $1,336,000, owed by the former owner of the travel facilities, and 20% of the Company's ownership in ITF, valued at $181,000. In May of 1998, ITF acquired the assets of a truck wash along Interstate Highway I-44 in Tulsa, Oklahoma. The purchase price of $699,000 was financed by a cash payment of $123,000 and a promissory note payable of $576,000. See note 3 to the financial statements.

     On  June  30,  1998,  the  Company, through a newly formed
subsidiary, Beard  Mining,  L.L.C.  ("BMLLC"),  acquired   coal
fines  extraction  and beneficiation  equipment  ("the
Equipment") located  at  six  coal  slurry impoundment sites for a total purchase price estimated to be $24,000,000. The definitive purchase price cannot be ascertained until the seller of the Equipment provides BMLLC with a final accounting of the cost of certain components and installation of the Equipment. BMLLC is financing the purchase with a loan which requires principal payments of approximately $136,000  a  month  through July 1,
1999, at which time the remaining balance becomes due.  The note is secured by the Equipment and bears interest at a per annum
rate of 8%.   BMLLC  and the  noteholder  have  agreed  to
discuss alternative permanent financing arrangements which could involve either a long-term loan from a third party or conversion to a third party leasing arrangement. BMLLC will lease the Equipment to Beard Technologies, Inc. ("BTI"), which is operating and maintaining the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of the noteholder. The noteholder has released the Company and BTI in connection with any claim resulting from the inaccuracy of any representation or warranty made by BMLLC in any loan document, or BMLLC's breach or failure to perform or satisfy any covenant, agreement, obligation or condition in any loan document. The monthly lease payments will equal the monthly payments due under the promissory note
(except the final balloon payment) and are reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

     The   following  segments  made  capital  additions  of
approximately $27,847,000 during the first six months of 1998, as reflected in the table below:

Coal reclamation                               $   24,011,000
Interstate travel facilities                        3,722,000
Carbon dioxide                                         14,000
Environmental remediation                                   -
Other                                                 100,000
                                               --------------
                                               $   27,847,000
                                               ==============

     The Company financed $25,643,000 of the above capital expenditures for the six months by issuing debt, assuming debt and issuing stock of a subsidiary. See note 3 to the financial statements.

     The Company's cash reserves, cash flow and credit lines will be adequate to fund the $875,000 of capital expenditures projected for the Company for the last six months of the year. The Company anticipates spending $500,000 on a coal fines plant in China which will utilize the Company's patented Mulled Coal technology during this period. Negotiations are currently in progress in connection with this project. The other $375,000 will be spent in the ITF Segment as the renovations of the travel facilities and truck wash are completed.

    The Company's decision to discontinue the Other E/S Operations will have a beneficial impact on future operations and liquidity since the Company will no longer be faced with the necessity of funding the losses generated by such operations
(see  note  2  to  the  financial  statements).   The coal plant
operating agreements entered into by BTI, which will generate monthly operating profits of at least $100,000 to this subsidiary, have put BTI on an entirely new footing going forward and have positioned it to move forward aggressively to pursue the commercial development of its patented Mulled Coal technology both domestically and overseas (see note 3).

    The sale of Carbonic Reserves in October of 1997 has continued to provide the Company with significant liquid
resources.   Future cash flows and availability of credit are
subject to a number of variables, including continuing private and governmental demand for coal reclamation and environmental remediation services, continuing demand for CO2 gas and for the services provided by the Company's interstate travel facilities. The Company anticipates that its current resources, future cash flows and enhanced availability of credit due to the significant improvement in the Company's balance sheet will enable it to meet its planned operating costs and capital spending requirements.

    Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See note 4 to the accompanying financial statements.

Material changes  in results of operations - Quarter ended June
30, 1998 as compared with the Quarter ended June 30, 1997.

    The loss for the quarter ended June 30, 1998 was $900,000, compared to income of $21,000 for the second quarter of the prior year. The CR Segment reported a $351,000 increase in operating profit for the quarter as BTI began billing for services for the operation of six coal beneficiation and briquetting plants in the second quarter of 1998 under terms of its contracts with a large midwestern utility company. The CO2 Segment also
had  an  $11,000   increase  in  its  operating  margin  due  to
continued improvement in revenue from its interests in the McElmo Dome field. These improvements were offset by an operating loss in the interstate travel facilities segment of $159,000 as a result of ongoing renovations at three of its travel facilities and minor renovations at its newly acquired truck wash. The ER Segment also experienced an increase in operating losses of $39,000 primarily as a result of expanded
activities in seeking contracts for its PAH technology.   There
was a $158,000 increase in operating losses for the three months ended June 30, 1998 compared to the same period in 1997 in "Other", primarily corporate activities of the Company, due principally to an increase in and a change in allocation of certain benefit expenses among members of the consolidated group. As a result, the operating loss in the second quarter of 1998 was virtually the same as that in the same period in 1997.

    Operating results of the Company's four segments are reflected below:

                                        1998                 1997
                                        ----                 ----
Operating profit (loss):
  Coal reclamation                  $  281,000            $ (70,000)
  Interstate travel facilities        (159,000)                   -
  Carbon dioxide                       115,000              104,000
  Environmental remediation            (59,000)             (20,000)
                                    ----------           ----------
       Subtotal                        178,000               14,000
  Other                               (396,000)            (238,000)
                                    ----------           ----------
         Total                      $ (218,000)           $(224,000)
                                    ==========           ==========

Coal reclamation

     Second quarter 1998 operations reflected an operating profit of $281,000 compared to a $70,000 loss for the 1997 second quarter. Starting in April of 1998, Beard Technologies, Inc. ("BTI") began billing for its services in connection with the operation of certain coal fines projects in Kentucky, Ohio, and
West Virginia.   (See  discussion  of  operating  agreements  in
"Material Changes in Financial Condition" and note 3 to the financial statements). BTI has been retained as an independent contractor to dredge, excavate, recover, remove and extract mine waste contained in coal slurry impoundments at six sites in the above states. The projects involve the recovery of particles of coal that are a wasted by-product of previous coal mining, and the chemical processing of those particles to create
briquettes for sale into existing  coal  markets.   All  of  the
segments' $631,000 in revenues for the six months ended June 30, 1998, were billed in the second quarter of 1998. The segment had no revenues for the quarter ended June 30, 1997. The segment incurred $228,000 of operating expenses and $120,000 of SG&A expenses in the second quarter of 1998 compared to $30,000 of operating expenses and $38,000 of SG&A expenses for the same period in 1997 as BTI expanded its staffing and scope of
operations to meet the demands of the  contracts.   Approximately
$24,000 of the SG&A expenses were non-reimbursable legal costs incurred in connection with the coal fines agreements.

Interstate travel facilities

     The second quarter of 1998 was the  first  full  quarter
for the ITF Segment as the initial four properties were acquired in February, 1998. Revenues for the segment were
$1,022,000  for  the three months ended June 30,  1998.   Three
of the four travel facilities underwent extensive renovations and remodeling during all or a part of the second quarter of 1998. After its acquisition in May, 1998, the newly acquired truck wash also began some minor refurbishing. This had a negative impact on revenues as those facilities were not fully operational for the entire quarter. In addition, the truck wash reflected normal startup losses of a new operation. The segment incurred $842,000 of operating costs and $284,000 of SG&A expenses during the second quarter of 1998.

Carbon dioxide

     Second quarter 1998 operations reflected an operating profit of $115,000 compared to a $104,000 profit for the 1997 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $19,000 or 14% to $157,000 for the second quarter of 1998 compared to $138,000 for the same period in 1997. This increase was due to increased production of 569,000 MCF of CO2 gas in the second quarter of 1998 compared to production of 421,000 MCF in the same period in 1997. The production increase was due to the development program in the McElmo Dome field in Colorado which was begun in 1996 and is now winding down. The segment experienced increases in operating costs, also attributable to the development program, of $6,000 for the second quarter of 1998 compared to the same period in 1997.

Environmental remediation

     The ER Segment generated a larger operating loss in the second quarter of 1998 as compared with the same period in 1997. The segment recorded no revenues in the second quarter of 1998 compared to $13,000 in the same period of 1997. The 1997 revenues were the result of the segment's first field test of its chemical process. Since that time personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment has hired a consultant who had been heavily involved in the marketing process and who, subsequent to the end of the quarter,
has  joined  the  staff  full  time.   The  additional costs
associated with the increased effort has led to an increase in operating expenses of approximately $9,000, and an increase of SG&A expenses of $17,000 for the second quarter of 1998 compared to the same period in 1997.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $158,000 larger operating loss for the second quarter of 1998 than the same period of last year. The primary reason for the increase in the loss is due to an increase in and a change in allocating certain benefit expenses among various members of the consolidated group. Certain medical expenses were previously billed to the various subsidiaries and the practice was not continued for the second quarter of 1998.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $802,000 from
$265,000 in the 1997 second quarter.   The  new ITF Segment
accounted for $284,000, or 53%, of the $537,000 increase. The CR Segment had an increase in SG&A expenses of $82,000 due to increased staffing and administrative expenses and legal costs incurred to meet the demands of the contracts relating to the coal projects in the Appalachian region of
the  country.    The  ER  Segment incurred increased  SG&A
expenses of $17,000 for the second quarter of 1998 compared to 1997 as a result of its increased efforts to market its technology and products. Other operations incurred approximately $181,000 more in SG&A for the second quarter of 1998 compared to the same period in 1997 as a result of the change in allocating benefit expenses among members of the group.

Depreciation, depletion and amortization expenses

     The second quarter of 1998 reported an increase in DD&A expense of $57,000, reflecting additions to property, plant and equipment made since June 30, 1997, primarily in the new ITF
Segment.

Other income and expenses

     Other income and expenses netted to a total income of $140,000 for the second quarter of 1998, up sharply from the $35,000 in income recorded for such items in the same period of 1997. Interest income was up $105,000 for the second quarter of 1998 compared to the same period in 1997 reflecting the income from investments in commercial paper of cash realized from the sale of the assets of Carbonic Reserves. Interest expense was up $7,000 as a result of the increase in debt associated with the acquisition of the travel facilities during the first six months of 1998. The Company's ITF subsidiary is 80% owned. The minority shareholder's share of the net loss of the subsidiary was $54,000 for the second quarter of 1998. The subsidiary did not commence operations until February, 1998. The decline in other expenses included a reduction in impairments of other assets in the amount of $30,000 for the second quarter of 1998 compared to the same period in 1997. The Company's equity in the earnings of unconsolidated affiliates, including a joint venture for the extraction, production and sale of crude iodine and an investment in a natural gas marketing company, was $90,000 for the second quarter of 1998 compared to $120,000 for the same period in 1997.

Income taxes

     The Company provided for federal alternative minimum tax expense of $36,000 and state income tax expense of $20,000 for the second quarter of 1998 compared to $17,000 in state income tax expense in the same period in 1997. The Company has not provided for regular federal income taxes due to the availability of net operating loss and other carryforwards. The state income provision for 1998 relates to profitable operations begun by the CR Segment in new states in the second quarter of 1998.

Discontinued operations

     In October of 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary engaged in the manufacture and distribution of solid CO2 for cash of $19,375,000 and the assumption of
certain liabilities valued  at  $2,813,000.   The gain on the
sale was $11,014,000 after deducting income taxes of $522,000. Revenues applicable to and the earnings from the discontinued operations of Carbonic Reserves were $3,753,000 and $284,000, respectively, for the second quarter of 1997.

     In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it will incur a loss of $624,000 from discontinuing such activities. The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. Such losses were partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operations. Revenues applicable to discontinued operations were $618,000 and $1,316,000 for the three months ended June 30, 1998 and 1997, respectively. Losses applicable to discontinued E/S Operations were $142,000 and $57,000 for the three months ended June 30, 1998 and 1997, respectively.

Material changes in results of operations - Six months ended
June 30, 1998 as compared with the Six months ended June 30, 1997.

     The loss for the six months ended June 30, 1998 was $1,324,000, compared to a loss of $403,000 for the first six months of the prior year. $1,048,000 of the loss for the first half of 1998 related to discontinued operations. Continuing operations posted a net loss of $276,000 after taxes of $56,000 compared to a loss of $429,000 after taxes of $17,000 for the same period in 1997.

     Operating results of the Company's four segments are reflected below:

                                          1998            1997
                                      ------------  ------------
Operating profit (loss):
  Coal reclamation                    $    212,000  $   (143,000)
  Interstate travel facilities            (196,000)            -
  Carbon dioxide                           232,000       190,000
  Environmental remediation                (86,000)      (47,000)
                                      ------------  ------------
        Subtotal                           162,000             -
  Other                                   (714,000)     (467,000)
                                      ------------  ------------
          Total                        $  (552,000) $   (467,000)
                                      ============  ============

     The "Other" in the above table reflects primarily general and corporate activities of the Company.

     Coal reclamation

     Operations for the first six months of 1998 resulted in an operating profit of $212,000 compared to a $143,000 loss for the same period in 1997. As noted previously, BTI began billing, effective April 1, 1998, for its services pertaining to the operation of six coal projects in the eastern United States. All of BTI's $631,000 in revenues for the six-month period in 1998
were billed in the second  quarter.   BTI  had  no billings for
the same period in 1997. BTI incurred $263,000 of operating costs in the six-month period ending June 30, 1998, compared to
$61,000 for  the same period in  1997.   The  increase  was  due
to increased staffing and increased expenditures for chemicals and supplies to operate the plants at the several sites.

     Interstate travel facilities

     The segment incurred $196,000 in operating losses during the first six months of 1998. The principal operating assets were acquired in February and May of 1998; accordingly, the Company did not recognize operations for the full six months of 1998. ITF also renovated three of the four travel facilities during this period which reduced the facilities' hours of full operation and negatively impacted ITF's profitability for the six month period. ITF recorded revenues of $1,307,000 during the period. Operating expenses of $1,066,000, SG&A expenses of $372,000, and depreciation and amortization expenses of $65,000 resulted in the operating loss.

     Carbon dioxide

     Operations for the first six months of 1998 resulted in an operating profit of $232,000 compared to a $190,000 operating profit for the 1997 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $61,000 or 24% to $317,000 for the first six months of 1998 compared to $256,000 for the same period in 1997. This increase was due to increased production of 1,133,000 MCF of CO2 gas in the first six months of 1998 compared to production of 887,000 MCF in the same period in 1997. The production increase was due to the development program in the McElmo Dome field in Colorado which was begun in 1996 and is now winding down.

     Environmental remediation

     The ER Segment's operating loss increased $39,000 for the first six months of 1998 as compared to the same period in 1997. The segment recorded no revenues in the first half of 1998 compared to $13,000 in the same period of 1997. The 1997 revenues were the result of the first field test of its chemical process. Since that time personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment has hired a consultant who, subsequent to the end of the quarter, has joined the staff full time and who has been heavily involved in the marketing process. The additional costs associated with the increased marketing efforts has led to an increase in operating expenses of approximately $29,000 for the six months of 1998 compared to the same period in 1997.

     Other activities

     Other operations, consisting principally of general and corporate activities, generated a $247,000 increase in operating loss for the first half of 1998 as compared to the same period last year. The primary reason for the increased loss was an increase in and a change in allocating certain benefit expenses among various members of the consolidated group. Certain medical expenses were previously billed to the various subsidiaries in the consolidated group and the practice was not continued for the first six months of 1998. Additionally, the segment has incurred higher travel costs as it seeks to promote other segments' technologies to new customers and to seek new investment opportunities.

     Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 1998 increased to $1,239,000 from $554,000 in the 1997 six months. The acquisition of ITF
resulted in $372,000, or 54%,  of  the $685,000  increase.   The
CR Segment had an increase in SG&A expenses of $71,000 due to increased staffing and operations to meet the demands of the contracts relating to the coal projects in the Appalachian region of the United States. Other operations incurred approximately $242,000 more in SG&A for the second quarter of 1998 compared to the same period in 1997 primarily as a result of the change in allocating benefit expenses among members of the group.

     Depreciation, depletion and amortization expenses

     The first half of 1998 reported an increase in DD&A expense of $70,000, reflecting additions to property, plant and equipment made since June 30, 1997, primarily in the ITF and CO2 segments.

     Other income and expenses

     The other income and expenses for the first six months of 1998 netted to a total income of $332,000 compared to $55,000 in net income for the same period in 1997. Interest income was up $240,000 for the for the first half of 1998 compared to the same period in 1997 reflecting the income from investments in commercial paper of cash realized from the sale of the assets of Carbonic Reserves. Interest expense was down $12,000 also as a result of the decreased levels of debt outstanding during the six-month period ended June 30, 1998 compared to the same period in 1997. The Company's ITF subsidiary is 80% owned. The minority shareholder's share of the net loss the subsidiary was $53,000 for the six-month period ended June 30, 1998. The subsidiary did not commence operations until February, 1998. The Company's equity in the earnings of unconsolidated affiliates was up $51,000 for the first six months of 1998 compared to the same period in 1997. The joint venture engaged in the production and sale of crude iodine, in which the Company has a 40% interest, contributed an additional $19,000 in income for the period and the Company's investment in a natural gas marketing company contributed an additional $41,000
in income for the first half of 1998.   Offsetting these
increases was a decline of $46,000 in the gain on sale of assets for the first half of 1998 compared to the first half of 1997.

     Income taxes

     The Company provided for federal alternative minimum tax expense of $36,000 and state income tax expense of $20,000 for the first half of 1998 compared to $17,000 in state income tax expense in the same period in 1997. The Company has not provided for regular federal income taxes due to the availability of net operating loss and other carryforwards. The state income tax provision for 1998 relates to profitable operations begun by the CR Segment in new states in the second quarter of 1998.

     Discontinued operations

     In October of 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%- owned subsidiary engaged in the manufacture and distribution of solid CO2 for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The gain on the sale was $11,014,000 after deducting income taxes of $522,000. Revenues applicable to and the earnings from the discontinued operations of Carbonic Reserves were $6,553,000 and $246,000, respectively, for the first half of 1997.

     In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it will incur a loss of $624,000 from discontinuing such activities. The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. This loss was partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operations. Revenues applicable to discontinued operations were $1,583,000 and $2,512,000 for the six months ended June 30, 1998 and 1997, respectively. Losses applicable to discontinued E/S Operations were $424,000 and $220,000 for the six months ended June 30, 1998 and 1997, respectively.

     Impact of Recently Issued Accounting Standards Not Yet
Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair
value.   If  certain conditions  are  met,  a derivative may be
specifically designated as  a hedge.   The accounting for changes
in  the fair value of a derivative (that  is,  gains  and
losses) depends  on  the   intended   use  of  the  derivative
and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the
provisions  of  SFAS  No.  133 as of January 1, 2000.   If  the
provisions of SFAS No. 133 were to be applied as of June 30, 1998, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the six month period then ended.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 establishes reporting standards for start-up and organization costs. It broadly defines start-up activities and requires an entity to expense costs of start-up activities and organization costs as they are incurred. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company will adopt the provisions of SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of the provisions of SOP 98-5 to have a material impact on the Company's future financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information."   SFAS No. 131 requires that an enterprise report
certain information about the revenues that it derives from each of its products and services (or groups of similar products and services) and about the countries in which it earns revenues and holds assets, regardless of how the enterprise is
organized.   SFAS  No. 131 is effective for financial statements
issued for fiscal years beginning  after December  15,  1997.
The Company will report the required information beginning with its financial statements for the fiscal year ending December 31, 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     Commencing on April 30, 1998, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Company's Annual Meeting of Stockholders.

   (a)  This annual meeting was held on June 4, 1998(1).

   (b) The business of the meeting included the election of Harlon E. Martin, Jr. and Herb Mee, Jr. to serve as directors for three year terms or until their successors have been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

  W. M. Beard (1999)        Allan R. Hallock (2000)     Ford C. Price (2000)

     In addition to the above, Michael E. Carr, elected in 1994 to serve as a director by the preferred stockholders, will continue to serve until his successor has been elected and qualified.

     The table below sets forth the voting for election of directors:


                                                                      Broker
                       Votes       Votes       Votes                ---------
Name of Nominee         For       Against    Withheld  Abstentions  Non-Votes
---------------       ---------   -------    --------  -----------  ---------
Harlon E. Martin, Jr. 2,418,591      -0-        5,661        -0-      246,779
Herb Mee, Jr.         2,418,492      -0-        5,760        -0-      246,779

   (c) The business of the meeting also included a proposal to approve an Amendment to The Beard Company 1993 Stock Option Plan which was adopted by the Board of Directors in April 1998 subject to stockholder approval. The table below sets forth the voting for such proposal:

   Votes       Votes                  Broker
    For       Against   Abstentions  Non-Votes
   -----      -------   ----------   ---------

 2,356,054    67,243        955       246,779

   (d) At the meeting the stockholders also voted to approve the appointment of KPMG Peat Marwick LLP as independent certified public accountants for fiscal 1998.

                                                 Broker
   Votes       Votes      Votes                  ------
    For       Against   Withheld   Abstentions  Non-Votes
 ---------    -------   --------   -----------  ---------

 2,416,460     4,716       -0-        3,076      246,779
________

   (1) 2,424,252 votes (90.76% of those eligible) were cast at the meeting, including 2,281,460 of 2,528,239 eligible votes (90.24%) by the common stockholders and 142,792 of 142,792 eligible votes (100.00%) by the preferred stockholders.

Item 5.  Other Information

     Discretionary Voting of Proxies at Annual Meeting. The Company will exercise discretionary authority to vote proxies at the Company's next annual meeting of shareholders on any shareholder proposal for which the shareholder has not requested inclusion in the Company's proxy statement unless the shareholder notifies the Company of the proposal and the share-holder's intention to present the proposal from the floor of the meeting not later than March 16, 1999.

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

2(c) Certificate of Merger merging The Beard Company into The New Beard Company as filed with the Secretary of State of Oklahoma on November 26, 1997. (This Exhibit has been previously filed as Exhibit 2.1 to Registrant's Form 8-K, filed on December 8, 1997, and same is incorpo-rated by reference).

2(d) Asset Purchase Agreement by and among Airgas Carbonic Reserves, Inc. ("Airgas"), and Registrant, Carbonic Reserves ("Carbonics"), and Clifford H. Collen, Jr. ("Collen"). (This Exhibit has been pre-viously filed as Exhibit A, filed on September 11, 1997 to Registrant's Proxy Statement dated September 12, 1997, and same is incorporated by reference).

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

4(b) Certificate of Designations, Powers, Preferences and Relative, Partici-pating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

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

10     Material contracts:

10(a) Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998 (The Amended Plan supersedes
       the original Plan adopted on August 27, 1993.   This Exhibit has pre-
       viously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated by reference).*

10(b) The Beard Company 1994 Phantom Stock Units Plan adopted November 1, 1994. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).*

10(c) Stockholders' Agreement made as of January 27, 1993 by and among Registrant, Carbonics and Collen. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).*

10(d) Stock Purchase Agreement dated as of December 15, 1991 by and among Registrant (formerly known as Beard Investment Company), Carbonics and Collen. (This Exhibit has been previously filed as Exhibit 10.9 of Item 14(a) to Beard Oil's Form 8, Amendment No. 1, Form 10-K for the fiscal year ended December 31, 1991 and same is incorporated herein by reference).*

10(e) Conversion Agreement dated as of January 31, 1995 by and among Registrant, Carbonics and Collen. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).*

10(f) Employment Agreement dated April 3, 1995 by and among Registrant, Carbonics, Collen and Beard Oil. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated herein by reference).*

10(g) The Beard Company Deferred Stock Compensation Plan. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).*

10(h) Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(i) Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated April 1, 1997. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).*

10(j) Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated April 1, 1997. (This Exhibit has been previously filed as Exhibit 10(j) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).*

10(k) Letter Agreement dated August 15, 1997 by and among Collen, Carbonics, Beard Oil and Registrant. (This Exhibit has been previously filed as Exhibit 10(m) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(l) Letter Agreement dated October 8, 1997 by and among Randy D. Thacker, Carbonics and Registrant. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(m) Nonqualified Stock Option Agreement by and between Toby Tindell and ITF, dated February 27, 1998. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).*

10(n) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(o) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit
       10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference.

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

10(t) Coal Fines Extraction and Beneficiation Agreement among CRC NO. 1 LLC, CRC NO. 2 LLC, CRC NO. 3 LLC, CRC NO. 4 LLC, CRC NO. 5 LLC, CRC NO. 6 LLC, (the "Six LLC's") and Beard Technologies, Inc. ("BTI"), dated as of June 24, 1998.

10(u) Operation and Maintenance Agreement among the Six LLC's and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(v) Guaranty Agreement among Registrant and the Six LLC's, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit
       10.3 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(w) Guaranty Agreement between MCNIC Pipeline & Processing Company ("MCNIC") and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(x) Loan Agreement between MCNIC and Beard Mining, L.L.C. ("BMLLC"), dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(y) Promissory Note from BMLLC to MCNIC, dated as of June 24, 1998. This Exhibit has been previously filed as Exhibit 10.6 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

11     Statement re computation of per share earnings.

27     Financial Data Schedule

---------------

* Compensatory plan or arrangement.

(b) One report on Form 8-K was filed during the period covered by this report.

     The registrant filed an 8-K dated July 15, 1998, including Item 2, Acquisition of Assets; Item 5, Other Events; and Item 7, Exhibits and Pro Forma Financial Information.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             (Registrant)   THE BEARD COMPANY

                                            HERB MEE, JR.
(Date)  August 14, 1998                     Herb Mee, Jr., President and
                                            Chief Financial Officer


(Date)  August 14, 1998                     JACK A. MARTINE
                                            Jack A. Martine, Controller and
                                            Chief Accounting Officer

                              EXHIBIT INDEX
Exhibit
No.        Description                    Method of Filing
2(a)  Agreement  and  Plan  of  Reorgani- Incorporated herein
      zation  by  and among Registrant,   by reference
      Beard Oil Company ("Beard Oil")
      and New Beard, Inc., dated as of
      July  12, 1993 (see Addendum A to
      Part I, which is incorporated
      herein by reference; schedules to
      the Agreement have been omitted).

2(b)  Agreement and Plan of Merger        Incorporated herein
      by and between The Beard Company    by reference
      and The New Beard Company,
      dated as of September 16, 1997.

2(c)  Certificate of Merger merging       Incorporated herein
      The Beard Company into The          by reference
      New Beard Company as filed
      with the Secretary of State
      of Oklahoma on November 26,
      1997.

2(d)  Asset Purchase Agreement by         Incorporated herein
      and among Airgas Carbonic           by reference
      Reserves,Inc. ("Airgas"),
      and Registrant, Carbonic
      Reserves ("Carbonics"),
      and Clifford H. Collen.

2(e)  Asset Purchase Agreement            Incorporated herein
      by and among Registrant,            by reference
      Toby B. Tindell, Cristie R.
      Tindell and Interstate
      Travel Facilities, Inc.
      ("ITF"), dated as of
      February 27,  1998.

3(i)  Certificate of Incorporation        Incorporated herein
      of The New Beard Company            by reference
      as filed with the Secretary
      of State of Oklahoma on
      September  11, 1997.

3(ii) Registrant's By-Laws as             Incorporated herein
      currently  in  effect.              by reference

4(a)  Agreement of Sale and               Incorporated herein
      Purchase by and between             by reference
      Beard Oil and Sensor Oil
      & Gas, Inc.  ("Sensor").

4(b)  Certificate of Designations,        Incorporated herein
      Powers, Preferences and             by reference
      Relative, Participating,
      Option  and  Other  Special
      Rights,  and  the Qualifi-
      cations, Limitations Re-
      strictions Thereof of the
      Series A Convertible Voting
      Preferred Stock of the
      Registrant.

4(c)  Settlement Agreement, with          Incorporated herein
      Certificate of Amendment            by reference
      attached thereto, by and
      among Registrant, Beard Oil,
      New York Life Insurance
      Company, New York Insurance
      and Annuity Company, John
      Hancock  Mutual Life
      Insurance Company, Memorial
      Drive Trust and Sensor,
      dated as of April  13,  1995.

10(a) Amendment No. One to The            Incorporated herein
      Beard Company 1993 Stock            by reference
      Option Plan dated August 27,
      1993, as amended June 4, 1998
      (The Amended Plan supersedes
      he original Plan adopted on
      August 27, 1993.

10(b) The Beard Company 1994              Incorporated herein
      Phantom Stock Units Plan            by reference
      adopted November 1, 1994.

10(c) Stockholders' Agreement             Incorporated herein
      made as of January 27,              by reference
      1993 by and among Registrant,
      Carbonics and Collen.

10(d) Stock Purchase Agreement            Incorporated herein
      dated as of December 15,            by reference
      1991 by and among Registrant
      (formerly known as Beard
      Investment Company),
      Carbonics and Collen.

10(e) Conversion Agreement dated          Incorporated herein
      as of January 31, 1995              by reference
      by and among Registrant,
      Carbonics and Collen.

10(f) Employment Agreement                Incorporated herein
      dated April 3, 1995 by              by reference
      and among Registrant,
      Carbonics, Collen and
      Beard Oil.

10(g) The Beard Company Deferred          Incorporated herein
      Stock Compensation Plan.            by reference

10(h) Form  of Change in Control          Incorporated herein
      Compensation Agreement              by reference
      dated as of January 24, 1997,
      by and between Carbonics
      and three employees.

10(i) Nonqualified Stock Option           Incorporated herein
      Agreement by and between            by reference
      Richard D. Neely and
      ISITOP, Inc. ("ISITOP"),
      dated April 1,1997.

10(j) Nonqualified Stock Option           Incorporated herein
      Agreement by and between            by reference
      Jerry S. Neely and ISITOP,
      dated April 1, 1997.

10(k) Letter Agreement dated              Incorporated herein
      August 15, 1997 by and              by reference
      among Collen, Carbonics,
      Beard Oil and Registrant.

10(l) Letter Agreement dated              Incorporated herein
      October 8, 1997 by and              by reference
      among Randy D. Thacker,
      Carbonics and Registrant.

10(m) Nonqualified Stock Option           Incorporated herein
      Agreement by and between            by reference
      Toby Tindell and ITF,dated
      February 27, 1998.

10(n) Subscription Agreement by           Incorporated herein
      and between Cibola Corporation      by reference
      ("Cibola") and Registrant,
      dated April 10, 1996.

10(o) Nonrecourse Secured Promissory      Incorporated herein
      Note from Registrant to Tax         by reference
      Sharing Agreement by and among
      Registrant, Cibola and the Cibola
      shareholders, dated April 10, 1996.

10(p) Security Agreement by and among     Incorporated herein
      Registrant, Cibola and the Cibola   by reference
      shareholders, dated April 10, 1996.

10(q) Tax Sharing Agreement by and among  Incorporated herein
      Registrant, Cibola and the Cibola   by reference
      shareholders, dated April 10, 1996.

10(r) Compensation Agreement by and       Incorporated herein
      between Registrant and the          by reference
      Trustees of the William M. Beard
      and Lu Beard 1988 Charitable
      Unitrust (the "Trustees") dated
      April 17, 1997.

10(s) Indemnity Agreement by and          Incorporated herein
      between Registrant and the          by reference
      Trustees dated April 17, 1997.

10(t) Coal Fines Extraction and           Incorporated herein
      Beneficiation Agreement among       by reference
      CRC NO. 1 LLC, CRC NO. 2 LLC,
      CRC NO. 3 LLC, CRC NO. 4 LLC,
      CRC NO. 5 LLC, CRC NO. 6 LLC,
      (the "Six LLC's") and Beard
      Technologies, Inc. ("BTI"),
      dated as of June 24, 1998.

10(u) Operation and Maintenance           Incorporated herein
      Agreement among the Six             by reference
      LLC's and BTI, dated as of
      June 24, 1998.

10(v) Guaranty Agreement among            Incorporated herein
      Registrant and the Six LLC's,       by reference
      dated as of June 24, 1998.

10(w) Guaranty Agreement between          Incorporated herein
      MCNIC Pipeline & Processing         by reference
      Company ("MCNIC") and BTI,
      dated as of June 24, 1998.

10(x) Loan Agreement between MCNIC        Incorporated herein
      and Beard Mining, L.L.C. ("BMLLC"), by reference
      dated as of June 24, 1998.

10(y) Promissory Note from BMLLC to       Incorporated herein
      MCNIC, dated as of June 24,         by reference
      1998.

11    Statement re computation of per     Filed herewith
      share earnings.                     electronically

27    Financial Data Schedule             Filed herewith
                                          electronically
