Form 10-Q
period 1998-09-30
BEARD CO /OK
filed 1998-11-23
CIK 909992

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              Form 10-Q




[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended September 30, 1998
                                 or

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1998.
              Common Stock $.001 par value   2,572,789

                          THE BEARD COMPANY

                                INDEX


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
  Balance Sheets - September 30, 1998 (Unaudited) and
    December 31, 1997

  Statements of Operations - Three Months and Nine Months ended September 30, 1998 and 1997 (Unaudited)

  Statements of Shareholders' Equity, Year ended
    December 31, 1997 and Nine Months ended
    September 30, 1998 (Unaudited)

  Statements of Cash Flows - Nine Months ended
    September 30, 1998 and 1997 (Unaudited)

  Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                     FORWARD LOOKING STATEMENTS

      This document contains "forward looking statements" as defined by the Securities Litigation Reform Act of 1995. These statements should be read in conjunction with the cautionary statements included in this document, including those found under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I.  FINANCIAL INFORMATION.



Item 1. Financial Statements

                     THE BEARD COMPANY AND SUBSIDIARIES
                                Balance Sheets
             September 30, 1998 (Unaudited) and December 31, 1997
                                        September 30,        December 31,
             Assets                         1998                 1997
                                       -------------         ------------
Current assets:
  Cash and cash equivalents            $  6,299,000          $ 13,955,000
  Accounts receivable, less allowance
  for doubtful receivables of $80,000
  in 1998 and $75,000 in 1997             3,103,000             1,654,000
  Other receivables (note 2)                  -                 1,000,000
  Inventories                               365,000               227,000
  Prepaid expense                           217,000                84,000
  Other assets                              267,000                11,000
                                       ------------          ------------
     Total current assets                10,251,000            16,931,000

Investments and other assets              2,061,000             1,580,000

Property, plant and equipment, at cost   33,458,000             6,247,000
  Less accumulated depreciation, depletion
   and amortization                       4,648,000             4,300,000
                                       ------------          ------------
      Net property, plant and equipment  28,810,000             1,947,000

Intangible assets, at cost                  869,000               828,000
  Less accumulated amortization              51,000               334,000
                                       ------------          ------------
      Net intangible assets                 818,000               494,000
                                       ------------          ------------
                                       $ 41,940,000          $ 20,952,000
                                       ============          ============

            Liabilities and Shareholders' Equity

Current liabilities:
  Trade accounts payable               $  1,280,000          $    533,000
  Accrued expenses (note 2)               1,950,000               892,000
  Income taxes payable                      164,000               541,000
  Redeemable preferred stock purchase
      and redemption obligation               -                 4,005,000
  Other obligations (note 2)                  -                   900,000
  Current maturities of long-term debt
     (note 3)                            24,096,000               136,000
                                      -------------          ------------
    Total current liabilities            27,490,000             7,007,000

Long-term debt, less current maturities   2,165,000               519,000
Minority interest in consolidated
  subsidiaries                               92,000               104,000
Redeemable preferred stock of $100
  stated value; 5,000,000 shares
  authorized; 27,838 shares issued and
  outstanding (note 4)                      889,000               889,000

Common shareholders' equity:
  Common stock of $.001 par value per share;
    10,000,000 shares authorized;
    2,832,129 shares issued in 1998 and
    1997                                      3,000                 3,000
  Capital in excess of par value         37,762,000            37,911,000
  Accumulated deficit                   (25,162,000)          (23,962,000)
  Treasury stock, 259,340 and 303,890
    shares, at cost, in 1998 and 1997,
    respectively (note 7)                (1,299,000)           (1,519,000)
                                       ------------          ------------
      Total common shareholders' equity  11,304,000            12,433,000
                                       ------------          ------------
Commitments and contingencies (note 8)
                                       $ 41,940,000          $ 20,952,000
                                       ============          ============

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Operations
                               (Unaudited)
                                     For Three Months Ended        For Nine Months Ended
                                   ----------------------------  ----------------------------
                                   September 30,  September 30,  September 30,  September 30,
                                     1998          1997            1998           1997
                                   -------------  -------------  -------------  -------------
Revenues:
  Coal reclamation                 $   3,929,000  $       -      $   4,560,000  $       -
  Interstate travel facilities         1,601,000          -          2,908,000          -
  Carbon dioxide                         150,000        122,000        467,000        378,000
  Environmental remediation                7,000          -              7,000         13,000
  Other                                   11,000         12,000         28,000         36,000
                                   -------------  -------------  -------------  -------------
                                       5,698,000        134,000      7,970,000        427,000
Expenses:
  Coal reclamation (exclusive of
   depreciation, depletion and
   amortization shown separately
   below)                              2,373,000         29,000      2,636,000         90,000
  Interstate travel facilities
   (exclusive of depreciation,
   depletion and amortization
   shown separately below)             1,527,000          -          2,836,000          -
  Carbon dioxide (exclusive of
   depreciation, depletion
   and amortization shown
   separately below)                      28,000         25,000         97,000         80,000
  Environmental remediation
   (exclusive of depreciation, depletion
   and amortization shown
   separately below)                      56,000         25,000        133,000         73,000
  Selling, general and administrative    904,000        271,000      2,010,000        825,000
  Depreciation, depletion & amortization 485,000         14,000        581,000         40,000
  Other, principally corporate            27,000          7,000         41,000         23,000
                                   -------------  -------------  -------------  -------------
                                       5,400,000        371,000      8,334,000      1,131,000
Operating profit (loss):
  Coal reclamation                       679,000        (66,000)       781,000       (209,000)
  Interstate travel facilities           (94,000)         -           (290,000)         -
  Carbon dioxide                         115,000         90,000        347,000        280,000
  Environmental remediation              (65,000)       (33,000)      (151,000)       (80,000)
  Other, principally corporate          (337,000)      (228,000)    (1,051,000)      (695,000)
                                   -------------  -------------  -------------  -------------
                                         298,000       (237,000)      (364,000)      (704,000)
Other income (expense):
  Interest income                         88,000          2,000        332,000          6,000
  Interest expense                      (528,000)       (49,000)      (587,000)      (120,000)
  Gain on sale of assets                   6,000          -             10,000         50,000
  Equity in earnings of
   unconsolidated affiliates              62,000         51,000        261,000        199,000
  Minority interest in operations
   of consolidated subsidiaries           37,000          -             90,000          -
  Other                                    3,000        (31,000)         4,000        (77,000)
                                   -------------  -------------  -------------  -------------
                                        (332,000)       (27,000)       110,000         58,000
                                   -------------  -------------  -------------  -------------
Loss from continuing operations
 before income taxes                     (34,000)      (264,000)      (254,000)      (646,000)
Income taxes (note 6)                    (10,000)       (28,000)       (66,000)       (45,000)
                                   -------------  -------------  -------------  -------------
Loss from continuing operations          (44,000)      (292,000)      (320,000)      (691,000)

Discontinued operations (note 2):
  Earnings (loss) from discontinued
   operations                              -            246,000       (424,000)       242,000
  Estimated loss from discontinuing
   other environmental services
   activities                              -              -           (624,000)         -
  Gain from discontinued dry ice
   business                              168,000          -            168,000         -
                                   -------------  -------------  -------------  -------------
Earnings (loss) from discontinued
  operations                             168,000        246,000       (880,000)       242,000
                                   -------------  -------------  -------------  -------------
Net earnings (loss)                $     124,000  $     (46,000) $  (1,200,000) $    (449,000)
                                   =============  =============  =============  =============
Net earnings (loss) attributable
 to common shareholders            $     124,000  $     (46,000) $  (1,200,000) $    (449,000)
                                   =============  =============  =============  =============
Net earnings (loss) per average common share outstanding:
Basic and diluted:
  Loss from continuing operations  $       (0.02) $       (0.10) $       (0.12) $       (0.25)
  Earnings (loss) from discontinued
   operations                               0.07           0.08          (0.35)          0.09
                                   -------------  -------------  -------------- -------------
Net earnings (loss)                $        0.05  $       (0.02) $       (0.47) $       (0.16)
                                   =============  =============  =============  =============
Weighted average common shares
 outstanding - basic and diluted       2,568,000      2,805,000      2,542,000      2,801,000
                                   =============  =============  =============  =============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                    Statements of Shareholders' Equity
                                                                                          Total
                                               Capital in                                Common
                                    Common     Excess of     Accumulated   Treasury   Shareholders'
                                     Stock     Par Value       Deficit       Stock       Equity
                                 ----------  -------------  -------------  ---------  -------------
Balance, December 31, 1996       $    3,000  $  41,629,000  $ (32,976,000) $     -    $   8,656,000

  Net earnings, year ended December
   31, 1997                           -              -          9,014,000        -        9,014,000
  Issuance of 33,055 shares of
   common stock                       -             71,000          -            -           71,000
  Purchase of 303,890 shares of
   common stock                       -              -              -       (1,519,000)  (1,519,000)
  Accretion of preferred stock        -         (3,789,000)         -            -       (3,789,000)
                                 ----------  -------------  -------------  ----------- ------------
Balance, December 31, 1997            3,000     37,911,000    (23,962,000)  (1,519,000)  12,433,000

  Net loss, nine months ended
   September 30, 1998 (unaudited)     -              -         (1,200,000)       -       (1,200,000)

  Sale of 37,500 shares of
   treasury stock (unaudited)         -           (112,000)         -          188,000       76,000

  Net exchange of 8,050 shares
   of treasury stock for stock
   option exercises (unaudited)       -            (37,000)         -           37,000        -

  Purchase of 1,000 shares of
   common stock (unaudited)           -              -              -           (5,000)      (5,000)
                                ----------  --------------  -------------  -----------  -----------
Balance, September 30, 1998
 (unaudited)                    $    3,000  $   37,762,000  $ (25,162,000) $(1,299,000) $11,304,000
                                ==========  ==============  =============  ===========  ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                           Statements of Cash Flows
                                 (Unaudited)
                                             For the Nine Months Ended
                                       --------------------------------------
                                       September 30,1998    September 30,1997
                                       -----------------    -----------------
Operating activities:
  Cash received from customers         $    9,728,000       $   16,053,000
  Cash paid to suppliers and employees    (10,587,000)         (14,306,000)
  Interest received                           421,000                -
  Interest paid                              (148,000)               6,000
  Taxes paid                                 (243,000)            (277,000)
                                       --------------       --------------
    Net cash provided by (used in)
     operating activities                    (829,000)           1,476,000
                                       --------------       --------------
Investing activities:
  Acquisition of property, plant and
   equipment                               (1,873,000)          (1,138,000)
  Proceeds from sale of business            1,000,000                -
  Proceeds from sale of assets                170,000               81,000
  Purchase of minority interest              (900,000)               -
  Acquisition of travel facilities,
   net of cash acquired of $49,000           (763,000)               -
  Other                                      (123,000)              82,000
                                       --------------       --------------
    Net cash used in investing activities  (2,489,000)            (975,000)
                                       --------------       --------------
Financing activities:
  Proceeds from line of credit
   and term notes                             875,000            1,729,000
  Payments on line of credit
   and term notes                          (1,279,000)          (1,916,000)
  Proceeds from issuance of stock              76,000               40,000
  Purchase of common stock                     (5,000)               -
  Preferred stock repurchase               (4,005,000)               -
                                       --------------       --------------
    Net cash used in financing activities  (4,338,000)            (147,000)
                                       --------------       --------------
Net increase (decrease) in cash and
 cash equivalents                          (7,656,000)             354,000
Cash and cash equivalents at beginning
 of period                                 13,955,000              375,000
                                       --------------       --------------
Cash and cash equivalents at end
 of period                             $    6,299,000       $      729,000
                                       ==============       ==============

                    THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Cash Flows
                             (Unaudited)

Reconciliation of Net loss to Net Cash Provided by (Used in) Operating
Activities
                                             For the Nine Months Ended
                                      ----------------------------------------
                                      September 30, 1998    September 30, 1997
                                      ------------------    ------------------
Net loss                              $    (1,200,000)      $     (449,000)
Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:
  Depreciation, depletion and amortization    822,000            1,133,000
  Gain on sale of assets                      (10,000)             (62,000)
  Equity in earnings of unconsolidated
   affiliates                                (261,000)            (199,000)
  Loss from discontinued operations           624,000                -
  Net cash used by discontinued operations
   offsetting accrued impairment loss        (213,000)               -
  Impairment of assets                          -                   90,000
  Interest and other costs recognized
   on real estate project                       -                  359,000
  Minority interest in operations of
   consolidated subsidiaries                 (194,000)             (65,000)
  Other                                         7,000               54,000
  Increase in accounts receivable,
   prepaids and other current assets       (1,680,000)            (476,000)
  Decrease in inventories                      16,000            1,065,000
  Increase in accounts payable, accrued
   expenses and other liabilities           1,260,000               26,000
                                      ---------------       --------------
  Net cash provided by (used in)
   operating activities               $      (829,000)      $    1,476,000
                                      ===============       ==============

Supplemental Schedule of Noncash
 Investing and Financing Activities:
  Purchase of travel facilities
   through the sale of a subsidiary's
   common stock                       $       181,000       $        -
                                      ===============       ==============
  Purchase of travel facilities
   through the issuance of a
   debt obligation and assumption
   of debt obligations                $     1,743,000       $        -
                                      ===============       ==============
  Sale of property, plant and
   equipment for notes receivable     $       326,000       $       87,000
                                      ===============       ==============
  Purchase of property, plant
   and equipment through the
   issuance of debt obligations       $    24,652,000       $       67,000
                                      ===============       ==============

See accompanying notes to financial statements.

                            THE BEARD COMPANY AND SUBSIDIARIES
                               Notes to Financial Statements

                                September 30, 1998 and 1997
                                         (Unaudited)

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

   The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest ("Beard or the Company"). All significant intercompany transactions have been eliminated in the accompanying financial statements. The Company owns 80% of the outstanding common stock of Cibola Corporation, a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by the minority common stockholders and preferred stockholders of Cibola. The Company earned $64,000 and $192,000 for the three and nine-month periods ended September 30, 1998, respectively, and $39,000 and $110,000 for the same periods in 1997, of pretax income from its ownership interest in Cibola.

   The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

   The results of operations for the three and nine-month periods
   September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no items of comprehensive income not included in net income (loss) during the three and nine-months ended September 30, 1998 and 1997, therefore, a statement of comprehensive income has not been presented in the accompanying financial statements.

(2) Discontinued Operations

   In August, 1998, the Company's Board of Director's adopted a formal plan to restructure the E/RR Segment (see note 1) and to discontinue the Other E/S Operations. Accordingly, the results of the Other E/S Operations have been reported as discontinued for all periods presented in the accompanying statements of operations. Revenues and losses from discontinued operations for the nine months ended September 30, 1998, were $1,706,000 and $424,000, respectively. Revenues and losses for the three and nine-months ended September 30, 1997 were $1,557,000 and $130,000, and $4,068,000 and $389,000, respectively. Losses from discontinued operations approximated $213,000 during the third quarter ended September 30, 1998, and reduced the accrued liability established in the second quarter for such losses by a corresponding amount.

   As of September 30, 1998, the significant assets related to the Other E/S Operations consist primarily of equipment and accounts and notes receivable with a recorded value of $1,244,000. The significant liabilities related to the Other E/S Operations consist of trade accounts payables and accrued expenses totaling $129,000.

   Included in the accompanying statements of operations for the nine-months ended September 30, 1998, is a $624,000 estimated loss expected from the discontinuation of the Other E/S Operations. $534,000 of the loss represents the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values as of June 30, 1998. $455,000 of the loss represents anticipated operating losses until disposal of such assets has been completed. Offsetting the expected losses is a $365,000 gain from early extinguishment of an obligation to the former owner of HDT. The obligation was originally incurred by the Company as a result of its acquisition of 80% of HDT's outstanding common stock and was payable only from 80% of the cash flows (prescribed under the obligation agreement) of HDT and Whitetail. The gain represents the discounted obligation balance as of June 30, 1998.

   During the three months ended September 30, 1998, the Company sold a portion of the Other E/S Operations equipment for a total price of $457,000. The Company anticipates disposing of the remaining assets by June 30, 1999.

   In October 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale").

   The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). Results of operations of the solid CO2 segment have been reported as discontinued operations for the three and nine-month periods ended September 30, 1997 in the accompanying statements of operations. Revenues applicable to the discontinued solid CO2 segment operations were $4,061,000 and $10,614,000 for the three and nine-month periods ended September 30, 1997, respectively. The earnings from the discontinued solid CO2 segment were $376,000 and $631,000 for the three and nine-month periods ended September 30, 1997, respectively. During the third quarter of 1998, the Company determined it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the Asset Sale by $168,000. The Company reduced its estimated state income tax liability and recognized an additional $168,000 gain on the Asset Sale in the third quarter of 1998. The gain is presented in discontinued operations in the accompanying statement of operations.

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

   As of September 30, 1998, the solid CO2 segment had no significant assets. The liabilities of the solid CO2 segment consisted of accrued income and sales taxes of $126,000 and approximately $155,000 of employee severance compensation.

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

   CR Segment

   On June 30, 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for a preliminary purchase price estimated to be $24,000,000. The definitive purchase price cannot be ascertained until the seller of the Equipment provides BMLLC with a final accounting of the cost of certain components and installation of the Equipment. BMLLC is financing the purchase with a $24,000,000 loan which requires principal payments of approximately $136,000 a month through July 1, 1999, at which time the remaining balance becomes due. The note is secured solely by the Equipment and bears interest at a per annum rate of 8%. BMLLC leases the Equipment to Beard Technologies, Inc. ("BTI"), which is operating and maintaining the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of the noteholder. The noteholder has released the Company and BTI in connection with any claim resulting from the inaccuracy of any representation or warranty made by BMLLC in any loan document, or BMLLC's breach or failure to perform or satisfy any covenant, agreement, obligation or condition in any loan document, except with respect to claims arising from fraud or willful misconduct by BTI or the Company and the noteholder's right to obtain BTI's ownership interest in BMLLC pursuant to a Pledge and Security Agreement from BTI to the noteholder. But for those exceptions, the noteholder has no recourse against the Company or BTI in connection with any default by BMLLC under any loan document. The Company does not anticipate a special charge in the event of termination since the book value of the equipment would approximate the principal balance of the indebtedness. The monthly lease payments equal the monthly payments due under the promissory note (except the final balloon payment) and are reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

   Concurrently with BMLLC's acquisition of the Equipment, BTI entered into operating agreements with the LLC's to provide services for which it is being compensated under a cost-plus arrangement pursuant to which it will receive a minimum profit of $100,000 per month so long as the contracts remain in effect. At the request of MCN Energy Group, Inc. ("MCN"), the parent company of the noteholder, the Company agreed to modify the operating agreements pursuant to which BTI is operating the plants located at the six coal slurry impoundment sites for the LLC's. As a result of the modification the cost-plus arrangement, whose initial term expires December 31, 1998, will continue thereafter on a month-to-month basis until terminated by either party. The Company has guaranteed the performance of BTI's obligations under the operating agreements, but the Company has no liability under its guaranty unless BTI's failure to perform resulted from BTI's gross negligence, willful misconduct, improper handling or disbursement of funds, or failure to refund any overpayment to BTI by any of the six LLC's. The operating agreements provide that, solely for determining BTI's compensation thereunder, the agreements are deemed to have been effective April 1, 1998.

   Recently MCN announced that it was taking in the third quarter a special charge to write-down its coal fines briquetting project in the amount of $133,782,000 pre-tax ($86,959,000 net of taxes).

   As a result of MCN's writedown of the project, it is possible they will not continue with the project. Although termination would likely cause a sharp diminution of revenues and operating profits for approximately 12 to 18 months, the Company nonetheless would expect thereafter to achieve profitability as (i) other coal projects are developed and (ii) as the Company's other segments improve their profitability. The Company believes that it would have adequate liquidity and working capital to allow for 24 to 36 months to achieve profitability or adequate cash flow. Nevertheless, there can be no assurance that profitable projects will materialize, that other segments will be profitable or that expenses will not exceed planned expenditures and result in illiquidity.

   The above acquisitions have been accounted for by the purchase method and accordingly, the results of operations of the travel facilities and other acquired assets have been included in the Company's financial statements from their acquisition dates.

   The Company currently has been unable to obtain historical financial operating information relating to the acquired travel facilities. The truck wash and coal fines extraction and beneficiation equipment assets acquired were either not operating or not commercially operating prior to the purchase of these assets. Accordingly, no pro forma financial information has been reported in the accompanying financial statements.

(4) Redeemable Preferred Stock

   The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 1998 operations through September 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

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

(6) Income Taxes

   In accordance with the provisions of the Statement of Financial
   Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No.
   109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The provision for income taxes for the three-month period ended September 30, 1998 consists of $10,000 in state income taxes. The provision for the nine-month period ended September 30, 1998 consists of federal alternative minimum tax of $36,000 and state income tax of $30,000.
   The provision in the statements of operations for the three and nine-month periods ending September 30, 1997 consists of $28,000 and $45,000 in federal alternative minimum tax, respectively. There was no provision for regular federal income taxes for the three and nine-month periods in 1998 and 1997 due to the availability of net operating loss and other carryforwards.

   At September 30, 1998, the Company estimates that it had the following income tax carryforwards available for future use (in thousands):

                                        Expiration
                                           Date                Amount
                                        ------------------------------
      Federal regular tax operating
      loss carryforwards                 2004-2010            $51,768

      Investment tax credit
      carryforward                       1998-2000                441

      Tax depletion carryforward         Indefinite             5,500

(7) Equity

   On September 23, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 200,000 shares of its common stock. The stock repurchase program has no time limitation. As of November 13, 1998, the Company had repurchased 27,200 shares pursuant to such authorization at a total cost of $136,000.

(8) Commitments and Contingencies

   In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

   The following discussion focuses on material changes in the Company's financial condition since December 31, 1997 and results of operations for the quarter ended September 30, 1998 compared to the prior year third quarter and the nine months ended September 30, 1998 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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

   The Company also operated in (i) the dry ice (solid CO2) manufacturing and distribution business, included in the CO2 Segment which was discontinued in October of 1997 and (ii) the environmental/resource recovery ("E/RR") Segment which the Company restructured pursuant to a plan adopted by the Company's Board of Directors in August, 1998. The coal reclamation activities conducted by Beard Technologies, Inc. and Beard Mining, L. L. C. now comprise the CR Segment of the Company. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment. As discussed in
Note 2 to the financial statements, the Company's Board of Directors adopted a formal plan in August, 1998 to discontinue the other environmental services operations (the "Other E/S Operations") conducted principally by Whitetail Services, Inc. and Horizontal Drilling Technologies, Inc.

Material changes in financial condition - September 30, 1998 as compared with December 31, 1997.

   The following table reflects changes in the Company's financial condition during the periods indicated:

                              September 30,    December 31,   Increase
                                1998              1997        (Decrease)
                              -------------    ------------   ----------
Cash and cash equivalents     $   6,299,000   $  13,955,000   $ (7,656,000)

Working capital               $ (17,239,000)  $   9,924,000   $(27,163,000)

Current ratio                 (0.37) to 1       2.42 to 1

   During the first nine months of 1998, the Company reduced its working capital by $27.2 million from $9.9 million as of December 31, 1997. The major portion of the decrease was attributable to the inclusion in current liabilities of the $23,600,000 remaining balance on the note payable relating to the purchase of the coal fines extraction and beneficiation equipment in the CR Segment. See below. The decrease was also attributable, in part, to the Company, through a subsidiary, acquiring four travel facilities, an undeveloped parcel of land, and a truck wash, the purchase prices of which included cash payments of $935,000. See further discussion of the travel facilities' acquisitions below. The Company also used cash to acquire property, plant and equipment of $1,873,000 during the nine months, which included replacing assets as well as remodeling four of its newly acquired travel facilities. The remaining reduction in working capital is a direct result of operating losses recognized by the Company's other corporate activities and its discontinued Other E/S Operations for the first nine months of 1998. See further discussion of results of operations below.

   In the first nine months of 1998, the Company paid $4,005,000 to repurchase and redeem 62,318 shares of its mandatorily redeemable preferred stock. The Company recorded the estimated repurchase and redemption as a redeemable preferred stock purchase obligation as of December 31, 1997. The Company also paid $900,000 to purchase the common shares of Carbonic Reserves not owned by the Company and $190,000 in accrued bonus and employee severance compensation, which were recorded as other obligations and accrued expenses as of December 31, 1997. Such payments were made pursuant to the terms of the agreement to sell the business of Carbonic Reserves. On March 12, 1998, the Company received $1,000,000 of the sales price of Carbonic Reserves which had been held back by the purchaser for a period of 150 days after the closing of the sale. See note 2 to the financial statements. The acquisition of the travel facilities, land, truck wash and the other equipment, along with the repurchase and redemption of the mandatorily redeemable preferred stock, the purchase of the common shares of Carbonic Reserves, the payment of the accrued bonus and severance compensation offset by the receipt of the $1,000,000 held back accounted for 90% of the $7,656,000 reduction in cash and cash equivalents from December 31, 1997 to September 30, 1998.

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

   On June 30, 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for a preliminary purchase price of estimated to be $24,000,000. The definitive purchase price cannot be ascertained until the seller of the Equipment provides BMLLC with a final accounting of the cost of certain components and installation of the Equipment. BMLLC is financing the purchase with a $24,000,000 loan which requires principal payments of approximately $136,000 a month through July 1, 1999, at which time the remaining balance becomes due. The note is secured solely by the Equipment and bears interest at a per annum rate of 8%. BMLLC leases the Equipment to Beard Technologies, Inc. ("BTI"), which is operating and maintaining the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of the noteholder. The noteholder has released the Company and BTI in connection with any claim resulting from the inaccuracy of any representation or warranty made by BMLLC in any loan document, or BMLLC's breach or failure to perform or satisfy any covenant, agreement, obligation or condition in any loan document, except with respect to claims arising from fraud or willful misconduct by BTI or the Company and the noteholder's right to obtain BTI's ownership interest in BMLLC pursuant to a Pledge and Security Agreement from BTI to the noteholder. But for those exceptions, the noteholder has no recourse against the Company or BTI in connection with any default by BMLLC under any loan document. The Company does not anticipate a special charge in the event of termination since the book value of the equipment would approximate the principal balance of the indebtedness. The monthly lease payments equal the monthly payments due under the promissory note (except the final balloon payment) and are reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

   Concurrently with BMLLC's acquisition of the Equipment, BTI entered into operating agreements with the LLC's to provide services for which it is being compensated under a cost-plus arrangement pursuant to which it will receive a minimum profit of $100,000 per month so long as the contracts remain in effect. At the request of MCN Energy Group, Inc.
("MCN"), the parent company of the noteholder, the Company agreed to modify the operating agreements pursuant to which BTI is operating the plants located at the six coal slurry impoundment sites for the LLC's.
As a result of the modification the cost-plus arrangement, whose initial term expires December 31, 1998, will continue thereafter on a month-to-month basis until terminated by either party. The Company has guaranteed the performance of BTI's obligations under the operating agreements, but the Company has no liability under its guaranty unless BTI's failure to perform resulted from BTI's gross negligence, willful misconduct, improper handling or disbursement of funds, or failure to refund any overpayment to BTI by any of the six LLC's. The operating agreements provide that, solely for determining BTI's compensation thereunder, the agreements are deemed to have been effective April 1, 1998.

   Recently MCN announced that it was taking in the third quarter a special charge to write-down its coal fines briquetting project in the amount of $133,782,000 pre-tax ($86,959,000 net of taxes).

   As a result of MCN's writedown of the project, it is possible they will not continue with the project. Although termination would likely cause a sharp diminution of revenues and operating profits for approximately 12 to 18 months, the Company nonetheless would expect thereafter to achieve profitability as (i) other coal projects are developed and (ii) as the Company's other segments improve their profitability. The Company believes that it would have adequate liquidity and working capital to allow for 24 to 36 months to achieve profitability or adequate cash flow. Nevertheless, there can be no assurance that profitable projects will materialize, that other segments will be profitable or that expenses will not exceed planned expenditures and result in illiquidity.

     On September 23, 1998 the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 200,000 shares of its common stock. The stock repurchase program has no time restriction. As of November 13, 1998 the Company had repurchased 27,200 shares pursuant to such authorization at a total cost of $136,000. To the extent that shares are repurchased under the program, the Company's liquidity and working capital will be correspondingly reduced.

    The following segments made capital additions of approximately $28,317,000 during the first nine months of 1998, as reflected in the table below:

               Coal reclamation               $  24,017,000
               Interstate travel facilities       4,145,000
               Carbon dioxide                        20,000
               Environmental remediation              6,000
               Other                                129,000
                                              -------------
                                              $  28,317,000
                                              =============

   The Company financed $25,600,000 of the above capital expenditures for the nine months by issuing debt, assuming debt and issuing stock of a subsidiary. See note 3 to the financial statements.

     The Company's cash reserves, cash flow and credit lines will be adequate to fund the $200,000 of capital expenditures projected for the Company for the last three months of the year. The Company anticipates spending $200,000 on a well testing operation in Mexico through a newly formed subsidiary, Testco, Inc., S. A. de C. V., in which the Company has a 25% interest.

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

Material changes in results of operations - Quarter ended
September 30, 1998 as compared with the Quarter ended September 30, 1997.

     The net income for the quarter ended September 30, 1998 was $124,000, compared to a loss of $46,000 for the third quarter of the prior year. The CR Segment reported a $745,000 increase in operating profit for the quarter as BTI began billing for services for the operation of six coal beneficiation and briquetting plants in the second quarter of 1998 under terms of its contracts with a large midwestern utility company. The CO2 Segment had a $25,000 increase in its operating margin due to increased CO2 production from its interests in the McElmo Dome field. These improvements were offset by an operating loss in the ITF Segment of $94,000, a portion of which was attributable to the completion of renovations at three of its travel facilities and its newly acquired truck wash during the current quarter. The ITF Segment's operating margin was also negatively impacted by (i) the training required to bring the new facilities onstream and (ii) overstaffing. Although sales growth has been good at the new facilities, it has been somewhat slower than initially projected, with resultant overstaffing at several of the facilities. This situation was rectified in October 1998. The ER Segment also experienced an increase in operating losses of $32,000 primarily as a result of expanded activities in seeking contracts for its PAH technology. There was a $109,000 increase in operating losses for the three months ended September 30, 1998 compared to the same period in 1997 in "Other", primarily corporate activities of the Company, due principally to an increase in and a change in allocation of certain benefit expenses among members of the consolidated group. As a result, the Company realized a $298,000 operating profit for the three months ended September 30, 1998 compared to a $237,000 operating loss in the same period in 1997.

     Operating results of the Company's four segments are reflected below:

                                       1998                  1997
                                  --------------        -------------
    Operating profit (loss):
      Coal reclamation            $    679,000          $    (66,000)
      Interstate travel facilities     (94,000)                    -
      Carbon dioxide                   115,000                90,000
      Environmental remediation        (65,000)              (33,000)
                                  -------------         --------------
               Subtotal                635,000                (9,000)
      Other, principally corporate    (337,000)             (228,000)
                                  -------------         --------------
                Total             $    298,000          $   (237,000)
                                  =============         ==============

 Coal reclamation

   Third quarter 1998 operations reflected an operating profit of $679,000 compared to a $66,000 loss for the 1997 third quarter.
Starting in April of 1998, Beard Technologies, Inc. ("BTI") began billing for its services in connection with the operation of certain coal fines projects in Kentucky, Ohio, and West Virginia. (See discussion of operating agreements in "Material Changes in Financial Condition" and note 3 to the financial statements). BTI has been retained as an independent contractor to dredge, excavate, recover, remove and extract mine waste contained in coal slurry impoundments at six sites in the above states. The projects involve the recovery of particles of coal that are a wasted by-product of previous coal mining, and the chemical processing of those particles to create briquettes for sale into existing coal markets. $3,929,000 of the segment's $4,560,000 in revenues for the nine months ended September 30, 1998, were billed in the third quarter of 1998. The segment had no revenues for the quarter ended September 30, 1997. The segment incurred $2,373,000 of operating expenses and $474,000 of SG&A expenses in the third quarter of 1998 compared to $29,000 of operating expenses and $35,000 of SG&A expenses for the same period in 1997 as BTI expanded its staffing and scope of operations to meet the demands of the contracts. The CR Segment also expended $76,000 during the third quarter of 1998 pursuing investment opportunities for its coal technology in China.

Interstate travel facilities

   The third quarter of 1998 was the second full quarter of operations for the ITF Segment as the initial four properties were acquired in February of 1998 and the truck wash was acquired in May of 1998. Revenues for the segment were $1,601,000 for the three months ended September 30, 1998. The ITF Segment generated an operating loss in the current quarter of $94,000. Three of the four travel facilities underwent extensive renovations and remodeling during the second and early part of the third quarter of 1998, and the newly acquired truck wash also required some refurbishing. The ITF operating margin was also negatively impacted by (i) the training required to bring the new facilities onstream and (ii) overstaffing. Although sales growth has been good at the new facilities, it has been somewhat slower than initially projected, resulting in overstaffing at several of the facilities. The segment incurred $1,527,000 of operating costs and $100,000 of SG&A expenses during the third quarter of 1998.

Carbon dioxide

   Third quarter 1998 operations reflected an operating profit of $115,000 compared to a $90,000 profit for the 1997 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $28,000 or 23% to $150,000 for the third quarter of 1998 compared to $122,000 for the same period in 1997. This increase was due to increased production of 104,000 MCF's to 527,000 MCF of CO2 gas in the third quarter of 1998 compared to production of 423,000 MCF in the same period in 1997. The production increase was due to the completion of the development program in the McElmo Dome field in Colorado which was begun in 1996. The segment experienced increases in operating costs, attributable to the increased production, of $3,000 for the third quarter of 1998 compared to the same period in 1997.

Environmental remediation

   The ER Segment generated a $32,000 larger operating loss in the third quarter of 1998 as compared with the same period in 1997. The segment recorded $7,000 revenues in the third quarter of 1998 compared to none in the same period of 1997. The revenues for the 1998 quarter were the result of a sale of the patented 54GO product for which ISITOP, Inc. is the sole U. S. licensee. Personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment has hired a consultant who had been heavily involved in the marketing process and who became President of ISITOP, Inc. on July 1, 1998. The additional costs associated with the increased effort has led to an increase in operating expenses of approximately $31,000, and an increase of SG&A expenses of $8,000 for the third quarter of 1998 compared to the same period in 1997.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $109,000 larger operating loss for the third quarter of 1998 than the same period of last year. The primary reason for the increased loss was due to an increase in and a change in allocating certain benefit expenses among various members of the consolidated group. Certain medical expenses were previously billed to the various subsidiaries and the practice was discontinued in the second quarter of 1998.

Selling, general and administrative expenses

   The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $904,000 from $271,000 in the 1997 third quarter. The CR Segment had an increase in SG&A expenses of $439,000, or 69% of the $633,000 increase, due to increased staffing and administrative expenses and legal costs incurred to meet the demands of the contracts relating to the coal projects in the Appalachian region of the country. The segment also expended $76,000 during the 1998 third quarter pursuing investment opportunities for its coal technology in China. The new ITF Segment accounted for $100,000, or 16%, of the increase. The ER Segment incurred increased SG&A expenses of $8,000 for the third quarter of 1998 compared to 1997 as a result of its increased efforts to market its technology and products. Other operations incurred approximately $85,000 more in SG&A for the third quarter of 1998 compared to the same period in 1997 as a result of an increase in and the change in allocating benefit expenses among members of the group.

Depreciation, depletion and amortization expenses

   The third quarter of 1998 reported an increase in DD&A expense of $471,000, reflecting additions to property, plant and equipment made since September 30, 1997, primarily in the ITF and CR Segments.

Other income and expenses

     Other income and expenses netted to a total loss of $332,000 for the third quarter of 1998, up sharply from the $27,000 in losses recorded for such items in the same period of 1997. Interest income was up $86,000 for the third quarter of 1998 compared to the same period in 1997 reflecting the income from investments in commercial paper of cash realized from the sale of the assets of Carbonic Reserves in October, 1997. Interest expense was up $479,000 as a result of the increase in debt associated with the acquisition of the coal fines extraction and beneficiation equipment, travel facilities and truck wash during the first nine months of 1998. The Company's ITF subsidiary is 80% owned. The minority shareholder's share of the net loss of the subsidiary was $37,000 for the third quarter of 1998. The subsidiary did not commence operations until February, 1998. The Company's equity in the earnings of unconsolidated affiliates, including a joint venture for the extraction, production and sale of crude iodine and an investment in a natural gas marketing company, was $62,000 for the third quarter of 1998 compared to $51,000 for the same period in 1997. The third quarter of 1997 included a $30,000 impairment provision recorded against the carrying value of the Company's interest in certain investments. There were no comparable impairments in the third quarter of 1998.

Income taxes

   The Company provided for state income tax expense of $10,000 for the third quarter of 1998 compared to $28,000 in state income and federal alternative minimum tax expense in the same period in 1997. The Company has not provided for regular federal income taxes due to the availability of net operating loss and other carryforwards. The state income tax provision for 1998 relates to profitable operations begun by the CR Segment in new states during the second quarter of 1998.

Discontinued operations

   In October of 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary engaged in the manufacture and distribution of solid CO2 for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The gain on the sale was $11,014,000 after deducting income taxes of $522,000. Revenues applicable to and the earnings from the discontinued operations of Carbonic Reserves were $4,061,000 and $376,000, respectively, for the third quarter of 1997. During the third quarter of 1998, the Company determined it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the Asset Sale by $168,000. The Company reduced its estimated state income tax liability and recognized an additional $168,000 gain on the Asset Sale in the third quarter of 1998. The gain is presented in discontinued operations in the accompanying statement of operations.

   In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it would incur a loss of $624,000 from discontinuing such activities. The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. Such losses were partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operations. Losses from operations approximated $213,000 during the third quarter of 1998, which reduced the accrued liability established in the second quarter for such losses. Revenues applicable to discontinued operations were $1,557,000 for the three months ended September 30, 1997. Losses applicable to discontinued E/S Operations were $130,000 for the three months ended September 30, 1997.

Material changes in results of operations - Nine months ended
September 30, 1998 as compared with the Nine months ended September 30, 1997.

     The loss for the nine months ended September 30, 1998 was $1,200,000, compared to a loss of $449,000 for the first nine months of the prior year. $880,000 of the loss for the first nine months of 1998 related to discontinued operations. Continuing operations posted a net loss of $320,000 after taxes of $66,000 compared to a loss of $691,000 after taxes of $45,000 for the same period in 1997.

     Operating results of the Company's four segments are reflected below:

                                            1998            1997
                                         ----------      ----------
          Operating profit (loss):
           Coal reclamation              $   781,000      $ (209,000)
           Interstate travel facilities     (290,000)          -
           Carbon dioxide                    347,000         280,000
           Environmental remediation        (151,000)        (80,000)
                                         -----------      ----------
                   Subtotal                  687,000          (9,000)
           Other, principally corporate   (1,051,000)       (695,000)
                                         -----------      ----------
                    Total                $  (364,000)     $ (704,000)
                                         ===========      ==========

     The "Other" in the above table reflects primarily general and corporate activities of the Company.

Coal reclamation

     Operations for the first nine months of 1998 resulted in an operating profit of $781,000 compared to a $209,000 loss for the same period in 1997. As noted previously, BTI began billing, effective April 1, 1998, for its services pertaining to the operation of six coal projects in the eastern United States. $3,929,000 of the segments $4,560,000 in revenues for the nine months ended September 30, 1998, were billed in the third quarter of 1998. The segment had no revenues for the nine months ended September 30, 1997. BTI incurred $2,636,000 of operating costs in the nine-month period ending September 30, 1998, compared to $90,000 for the same period in 1997. BTI incurred SG&A expenses in the nine months ended September 30, 1998 and 1997 of $735,000 and $113,000, respectively. The increase was due to increased staffing and increased expenditures for chemicals and supplies to operate the plants at the several sites. The CR Segment also expended $186,000 pursuing investment opportunities for its coal technology in China during the nine months ended September 30, 1998.

Interstate travel facilities

     The ITF Segment incurred $290,000 in operating losses during the first nine months of 1998. The principal operating assets were acquired in February and May of 1998; accordingly, the Company did not recognize operations for the full nine months of 1998. The segment renovated three of the four travel facilities and the truck wash during this period which reduced the facilities' hours of full operation and negatively impacted the segment's profitability for the nine-month period. The ITF Segment recorded revenues of $2,908,000 during the period. Operating expenses of $2,836,000 and SG&A expenses of $229,000 resulted in the operating loss. A portion of such loss was attributable to the completion of the aforementioned renovations during the current period. The segment's operating margin was also negatively impacted by
(i) the training required to bring the new facilities onstream and (ii) overstaffing. Although sales growth has been good at the new facilities, it has been somewhat slower than initially projected, with resultant overstaffing at several of the facilities.

Carbon dioxide

   Operations for the first nine months of 1998 resulted in an operating profit of $347,000 compared to a $280,000 operating profit for the first nine months of 1997. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $89,000 or 24% to $467,000 for the first nine months of 1998 compared to $378,000 for the same period in 1997. This increase was due to increased production of 1,660,000 MCF of CO2 gas in the first nine months of 1998 compared to production of 1,319,000 MCF in the same period in 1997. The production increase was due to the completion of the development program in the McElmo Dome field in Colorado which was begun in 1996.

Environmental remediation

   The ER Segment's operating loss increased $71,000 for the first nine months of 1998 as compared to the same period in 1997. The segment recorded $7,000 revenues in the first nine months of 1998 compared to $13,000 in the same period of 1997. The revenues for the 1998 quarter were the result of a sale of the patented 54GO product for which ISITOP, Inc. is the sole U. S. licensee while the 1997 revenues were the result of the segment's first field test of its chemical process. Since that time personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment has hired a consultant who became President of ISITOP, Inc. on July 1, 1998, and who has been heavily involved in the marketing process. The additional costs associated with the increased marketing efforts has led to an increase in operating expenses of approximately $60,000 for the nine months of 1998 compared to the same period in 1997.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $356,000 increase in operating loss for the first nine months of 1998 as compared to the same period last year. The primary reason for the increased loss was an increase in and a change in allocating certain benefit expenses among various members of the consolidated group. Certain medical expenses were previously billed to the various subsidiaries in the consolidated group and the practice was not continued for the first nine months of 1998. Additionally, the segment has incurred higher travel costs as it seeks to promote other segments' technologies to new customers and to seek new investment opportunities.

Selling, general and administrative expenses

   The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 1998 increased to $2,010,000 from $825,000 in the 1997 nine months. The CR Segment had an increase in SG&A expenses of $622,000, or 52% of the $1,185,000 increase, due to increased staffing and operations to meet the demands of the contracts relating to the coal projects in the Appalachian region of the United States. The segment also expended $186,000 during the nine-month period ending September 30, 1998, pursuing investment opportunities for its coal technology in China. The acquisition of ITF resulted in $229,000, or 19%, of the increase. Other operations incurred approximately $315,000 more in SG&A for the first three quarters of 1998 compared to the same period in 1997 primarily as a result of an increase in and the change in allocating benefit expenses among members of the group.

Depreciation, depletion and amortization expenses

   The first nine months of 1998 reported an increase in DD&A expense of $541,000, reflecting additions to property, plant and equipment made since September 30, 1997, primarily in the ITF and CR Segments.

Other income and expenses

     The other income and expenses for the first nine months of 1998 netted to total income of $110,000 compared to $58,000 in net income for the same period in 1997. Interest income was up $326,000 for the first nine months of 1998 compared to the same period in 1997 reflecting the income from investments in commercial paper of cash realized from the sale of the assets of Carbonic Reserves in October 1997. Interest expense was up $467,000 also as a result of the increased levels of debt outstanding during the nine-month period ended September 30, 1998 compared to the same period in 1997. The Company's ITF subsidiary is 80% owned. The minority shareholder's share of the net loss of the subsidiary was $90,000 for the nine-month period ended September 30, 1998. The subsidiary did not commence operations until February 1998. The Company's equity in the earnings of unconsolidated affiliates was up $62,000 for the first nine months of 1998 compared to the same period in 1997. The joint venture engaged in the production and sale of crude iodine, in which the Company has a 40% interest, contributed $9,000 less in income for the period while the Company's investment in a natural gas marketing company contributed an additional $82,000 in income for the first nine months of 1998. Also impacting the loss was a decline of $40,000 in the gain on sale of assets for the first nine months of 1998 compared to the same period in 1997. The nine-month period ended September 30, 1997 included a $90,000 impairment provision recorded against the carrying value of the Company's interest in certain
investments.   There was no similar impairment for the nine-month period
ending September 30, 1998.

Income taxes

   The Company provided for federal alternative minimum tax expense of $36,000 and state income tax expense of $30,000 for the first nine months of 1998 compared to alternative minimum tax of $28,000 and $17,000 in state income tax expense in the same period in 1997. The Company has not provided for regular federal income taxes due to the availability of net operating loss and other carryforwards. The state income tax provision for 1998 relates to profitable operations begun by the CR Segment in new states in the second quarter of 1998.

Discontinued operations

   In October of 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary engaged in the manufacture and distribution of solid CO2 for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The gain on the sale was $11,014,000 after deducting income taxes of $522,000. Revenues applicable to and the earnings from the discontinued operations of Carbonic Reserves were $10,614,000 and $631,000, respectively, for the first nine months of 1997. During the third quarter of 1998, the Company determined it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the Asset Sale by $168,000. The Company reduced its estimated state income tax liability and recognized an additional $168,000 gain on the Asset Sale in the third quarter of 1998. The gain is presented in discontinued operations in the accompanying statement of operations.

   In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it would incur a loss of $624,000 from discontinuing such activities.
The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. This loss was partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operations. Losses from operations during the third quarter of 1998 approximated $213,000 which reduced the accrued liability established in the second quarter for such losses. Revenues applicable to discontinued operations were $1,557,000 and $4,068,000 for the nine months ended September 30, 1998 and 1997, respectively. Losses applicable to discontinued E/S Operations were $424,000 and $389,000 for the nine months ended September 30, 1998 and 1997, respectively.

Impact of Recently Issued Accounting Standards Not Yet Adopted

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically
designated as a hedge.   The accounting for changes in the fair value of
a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provisions of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of September 30, 1998, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the nine month period then ended.

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

Impact of Year 2000 Issue

     State of Readiness and Costs - In August of 1998 the Company implemented a program to address its Year 2000 readiness (the "Program"). The Program addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Computer programs that do not properly recognize the difference could fail or create erroneous results. At this point the Company's assessment of its Year 2000 issues is not complete. Based upon its analysis to date, management is well down the road to concluding that the Company's inhouse computer systems will be Year 2000 compliant by December 31, 1999 and that our major exposure is related to future costs that may arise as a result of business disruptions caused by vendors, suppliers, banks, insurance providers and customers, or the possible loss of electric power or phone and fax service (the "External Parties"). Based upon its analysis to date, management's preliminary estimate is that the total cost of the Program should not exceed $50,000.

     The Program consists of: (i) inventorying Year 2000 items; (ii) assigning priorities to identified items; (iii) assessing the Year 2000 compliance of items determined to be material to the Company; (iv) repairing or replacing material items that are determined not to be Year 2000 compliant; (v) testing material items; and (vi) designing and implementing contingency and business continuation plans for the Company and each of its operating entities.

     At September 30, 1998, the inventory and priority assessment phases of the Program were underway, but had not yet been completed at either the parent or subsidiary company level. At the parent company level, the Company has only a PC network and uses only generic programs. The Company concluded that, at this level, its only problem area in terms of hardware resided in its file server and in two computer stations, all of which were replaced due to their age at a total cost of $10,000.
The Company is examining its software currently and anticipates replacing the software not in compliance at a cost not to exceed $7,000. The Company believes that, at this level, its hardware and systems software are expected to be compliant. Prior to December 31, 1998, we hope to obtain from Microsoft assurances that all of the systems software purchased from them is Year 2000 compliant.

     The Company is currently in the process of completing the inventory and priority assessment phases at both the parent and subsidiary company level. Although this process is not yet completed, we do know that all of these entities, insofar as their basic accounting and financial systems are concerned, use only basic PC's and utilize only purchased systems software, and no hardware or major software problems are anticipated with regard to such items. Neither our two principal operating subsidiaries nor our two principal investee companies have any equipment we are aware of with embedded processors or memory chips that would create a problem. We are now in the process of obtaining Year 2000 assessment questionnaires from all of the External Parties whose services we rely upon, both at the parent and subsidiary company levels.

     The Company believes that at the present time its Program is approximately 25% complete. The Company believes that by March 31, 1999, it will have identified any major deficiencies or exposures, and that by September 30, 1999, it will have finalized the contingency and business continuation plans for the Company and all of its subsidiary entities.

     Risks - The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Parties. The Company believes that, upon completion of the Program, the possibility of significant interruptions of normal operations should be reduced.

     Readers are cautioned that forward-looking statements contained in the "Impact of Year 2000 Issue" should be read in conjunction with the Company's disclosures under the heading: "FORWARD LOOKING STATEMENTS" found below the INDEX at page 2 of this Form 10-Q.

     Contingencies - As indicated above, the Company has begun, but not yet implemented, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and the External Parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by September 30, 1999.

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

Item 6.  Exhibits and Reports on Form 10-Q:

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

10(u) Operation and Maintenance Agreement among the Six LLC's and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

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

10(y) Promissory Note from BMLLC to MCNIC, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.6 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(z) Amendment to Coal Fines Extraction and Beneficiation Agreement among the Six LLC's and BMLLC, dated October 30, 1998.

10(aa) Amendment to Operation and Maintenance Agreement among the Six LLC's and BTI, dated October 30, 1998.

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


                             (Registrant)   THE BEARD COMPANY

                                            HERB MEE, JR.
(Date)  November 17, 1998                   Herb Mee, Jr., President and
                                            Chief Financial Officer


(Date)  November 17, 1998                   JACK A. MARTINE
                                            Jack A. Martine, Controller and
                                            Chief Accounting Officer

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

10(v) Guaranty Agreement among            Incorporated herein
      Registrant and the Six LLC's,       by reference
      dated as of June 24, 1998.

10(w) Guaranty Agreement between          Incorporated herein
      MCNIC Pipeline & Processing         by reference
      Company ("MCNIC") and BTI,
      dated as of June 24, 1998.

10(x) Loan Agreement between MCNIC        Incorporated herein
      and Beard Mining, L.L.C. ("BMLLC"), by reference
      dated as of June 24, 1998.

10(y) Promissory Note from BMLLC to       Incorporated herein
      MCNIC, dated as of June 24,         by reference
      1998.

10(z) Amendment to Coal Fines             Filed herewith
      Extraction and Beneficiation        electronically
      Agreement dated October 30,
      1998

10(aa)Amendment to Operation and          Filed herewith
      Maintenance Agreement dated         electronically
      October 30, 1998

11    Statement re computation of per     Filed herewith
      share earnings.                     electronically

27    Financial Data Schedule             Filed herewith
                                          electronically
