Form 10-K
period 1998-12-31
BEARD CO /OK
filed 1999-04-15
CIK 909992

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1998
                                     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______________ to ________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock on the American Stock Exchange as of the close of business on March 31, 1999 was $5,412,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999 was Common Stock $.001 par value - 2,460,064

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            THE BEARD COMPANY
                                FORM 10-K

                For the Fiscal Year Ended December 31, 1998

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

PART I

Item 1.  Business.

(a)   General development of business.

General. Prior to October, 1993, The Beard Company ("Beard" or the "Company"), then known as Beard Oil Company ("Beard Oil"), was primarily an oil and gas exploration company. During the late 1960's we made the decision to diversify. In 1968 we started a hazardous waste management company, USPCI, Inc. ("USPCI"), which we partially spun off to shareholders in January 1984. Following two public offerings and several acquisitions USPCI became so successful that it subsequently listed on the New York Stock Exchange in 1986 and was later acquired by Union Pacific Corporation in 1987-1988 for $396 million ($111 million to Beard Oil stockholders for their residual 28% interest).

In 1974 Beard Oil founded Beard Investment Company (now The Beard Company) which was originally formed for the purpose of building new businesses outside of the oil and gas industry which Beard management believed to have either high growth potential or better-than-average profit potential. This is now our principal business. We have started or acquired a number of new businesses and invested in new business opportunities with the intent of growing profitable businesses and converting our investments into shareholder value, perhaps through sale, a spin-off or rights offering to shareholders, or public offerings.

Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow while cultivating its own outside funding sources to supplement financing requirements as needed. Under this scenario we formed in 1981 a joint venture for the extraction, production and sale of crude iodine, which we have continued to operate and manage to the present date. In 1987 we formed a dry ice company which we successfully nurtured and ultimately sold in 1997. In 1990 we bought a distressed real estate development which we successfully operated for six years before selling it in 1997. In 1990 we also acquired an alternative fuels research and development company which we sold in 1994 for a profit while retaining the Mulled Coal technology which it patented for commercial development. In 1997 we invested in an environmental remediation company which we believe has considerable profit potential but which is still essentially a startup operation.

In 1998 we formed a subsidiary to enter the interstate travel business and another to conduct operations in the People's Republic of China where we are pursuing both coal reclamation and environmental opportunities which we believe have significant profit potential. The latter subsidiary will be the exclusive licensee in China for our patented Mulled Coal technology. In addition, we have recently formed a Mexican subsidiary which commenced generating revenues in January 1999 working as (i) a contractor to Petroleos Mexicanos ("PEMEX") and (ii) a subcontractor to contractors working for PEMEX testing natural gas wells which they are drilling in northeastern Mexico just south of the southernmost Texas border.

Along the way we've had our share of unsuccessful investments, including numerous oil secondary recovery projects, two telecommunications projects, several investments in the drilling contracting business, others in the environmental business, plus our recent unsuccessful foray into the interstate travel business.

As can be seen from the above, Beard should be viewed as a company whose principal business is starting and/or acquiring businesses, nurturing and growing them, weeding out the losers, and riding with the winners until such time as the market is willing to pay us more than the Company's management thinks they're worth. Our focus is on building long-term value for our shareholders.

In recognition of our philosophy and our modus operandi, the Company believes that we should be viewed from the perspective of our earnings or losses net of gains or losses from the sale of assets rather than from the normal perspective of earnings or losses from continuing operations. In this context we've actually generated earnings in two of our last five years, with net earnings of $717,000 in 1994 and $9,014,000 in 1997, even though the 1997 earnings resulted from the sale of our discontinued dry ice operations. Earnings for the last five years, net of losses, have totaled $5,156,000, or an average of $1,031,000 per year.

 In 1998 the Company operated within the following operating segments: (1) the Coal Reclamation-U.S. ("CR-U.S.") Segment, consisting of the Company's management of six coal fines reclamation and briquetting facilities located in three states in the U.S. and services related to the Company's patented Mulled Coal Technology (the "M/C Technology"); (2) the Coal Reclamation-China ("CR-China") Segment, consisting of the Company's efforts to develop coal reclamation operations in China utilizing the M/C Technology; (3) the carbon dioxide ("CO2") Segment, comprised of the production of CO2 gas; (4) the Well Testing ("WT") Segment, consisting of the Company's 50%-ownership in a company (accounted for as an equity investment) involved in natural gas well testing operations in northeastern Mexico; (5) the environmental remediation ("ER") Segment, consisting of the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination; and (6) the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment, representing the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

1998 Treasury Stock Repurchase Program. On September 23, 1998, the Company announced plans to repurchase up to 200,000 shares of its currently outstanding common stock. The initial purchase of shares was made on September 30, 1998. As of March 31, 1999, the Company had repurchased a total of 116,675 shares under the program for $500,000.

Discontinued Operations. Pursuant to a plan adopted by the Board of Directors in August 1998 the Company split its environmental/resource recovery segment into three segments.
The CR-U.S. activities are conducted by Beard Technologies, Inc.; the CR-China activities are conducted by Beard Sino-American Resources Co., Inc. and the ER activities are conducted by ISITOP, Inc. As part of the plan, the Company discontinued the other environmental services operations (the "Other E/S Operations") which had been conducted principally by Whitetail Services, Inc., Horizontal Drilling Technologies, Inc. and Incorporated Tank Systems. Accordingly, the net operating results of the Other E/S Operations have been presented as discontinued operations in 1998 and for all periods presented in the consolidated statements of operations.

In April 1999 the Company adopted a plan to dispose of its voting and operational control of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Accordingly, these operations are reflected as discontinued operations for calendar year 1998. See "Recent Developments---Discontinuance of Interstate Travel Facilities Business".

Net Operating Loss Carryforwards.   Beard has approximately $52
million of unused net operating losses ("NOL's") available for carryforward. Beard considers such NOL's, which expire between 2004 and 2010, to be one of its most valuable assets and that loss of the NOL's would have a severe negative impact on the Company's future value. The Company's Certificate of Incorporation contains provisions to prevent the triggering of an "ownership change" as defined in Section 382 of the Code by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil.

Recent Developments

Termination of MCNIC Coal Fines Operating and Debt
Agreements; Joint Venture Proposal. In November 1998 the Company announced that MCN Energy Group Inc., the parent of MCNIC Pipeline & Processing Company ("MCNIC") had taken a special charge of $133,782,000 pre-tax to write-down its coal fines briquetting projects, and that the Company had agreed to modify the operating agreements pursuant to which Beard Technologies, Inc. ("BTI") was operating the plants located at six coal slurry impoundment sites for six limited liability companies (the "LLC's"), each of which is a subsidiary of MCNIC. The LLC's subsequently terminated the operating agreements effective as of January 31, 1999. On March 19, 1999, BTI assigned all of its membership interest in Beard Mining, L.L.C. ("BMLLC") to MCNIC effective as of January 31, 1999. Since BMLLC is the owner of the beneficiation equipment located at the sites, the agreement effectively assigned all of Beard's ownership interest in such equipment to MCNIC in exchange for a full release of the more than $23,000,000 of remaining indebtedness related to such equipment and all liabilities and obligations related thereto. See "Coal Reclamation Activities - U.S.---The MCN Projects."

BTI is currently negotiating with MCNIC concerning a proposal to form one or two limited liability companies to be owned by BTI and MCNIC which would pursue the development of one or two of the six MCN Projects. In addition, if MCNIC is successful in selling the remaining projects to third parties, BTI intends to negotiate to continue as the operator for such projects.

Discontinuance of Interstate Travel Facilities Business. In February 1998, the Company, through an 80% owned subsidiary, Interstate Travel Facilities, Inc. ("ITF"), acquired four travel facilities and an undeveloped parcel of land. The purchase price of the travel facilities consisted of cash of $812,000, the issuance of $544,000 of debt, valued at $407,000 (discounted using a 10% interest rate), the assumption of three mortgage notes payable approximating $1,336,000, owed by the former owners of the travel facilities, and 20% of the Company's ownership in ITF, valued at $181,000. See note 3 to the financial statements.

In May 1998, ITF acquired the assets of a truck wash for a cash payment of $123,000 and a promissory note payable of $576,000. In September of 1998, ITF entered into a sublease agreement for the assets of two other truck washes. The sublease expired on March 23, 1999, and ITF is currently leasing the facilities on a month-to-month basis.

On April 13, 1999, Beard entered into an agreement with ITF and its minority shareholders whereby (1) the original purchase price of the two properties purchased from the minority shareholders will be adjusted downward by canceling the $544,000 (balance of $414,000 at December 31, 1998) promissory note to the minority shareholders; (2) Beard will sell 22,321 shares of its ITF common stock for $1,000 and will grant a noncancelable and irrevocable proxy to the minority shareholders for its remaining 30% common ownership in ITF, thereby surrendering its operating and voting control of ITF; and, (3) ITF and Beard will restructure ITF's current indebtedness to Beard whereby ITF will (a) obtain a release of and assign to Beard $327,000 of certificates of deposit currently securing certain ITF debt obligations, and (b) will deliver two promissory notes to Beard totaling $2,053,000 (note A with a principal balance of $1,514,000 ("Note A") and note B with a principal balance of $539,000 ("Note B")). Note A will be secured by (a) a first mortgage on two of ITF's convenience store properties (the "C-stores"); and (b) a security interest in related equipment; and (c) the ITF shares being sold to ITF (the "Collateral"). All proceeds from the sale of the two C-stores and Collateral will be applied first to Note A and then to Note B. Note A will not bear interest until both the C-stores are sold (the "Trigger Date") at which time the remaining principal, if any, will bear interest at 8% per annum. ITF has agreed to use its best efforts to sell the two C-stores within one year. Note B is unsecured and bears interest at 6% per annum until the Trigger Date at which time the interest rate increases to 8% per annum. No payment, other than from the proceeds from the sale of the C-stores and the Collateral, is required on either note until the Trigger Date, at which time equal monthly interest and principal payments become due over a 36-to-60 month period, based upon the amount of the unpaid principal balances of the notes at the Trigger Date.

Included in the 1998 operating results is a $1,603,000 estimated loss from the discontinuation of the ITF Segment. $1,256,000 of the loss represents the difference in the estimated fair value of Notes A and B and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Additionally, a provision of $347,000 was recognized for the estimated operating losses incurred by ITF from January 1, 1999 through March 31, 1999, the effective date of the transaction.


                           CONTINUING OPERATIONS

Coal Reclamation Activities - General. The Company's coal reclamation activities are conducted by two operating segments:
(1) the Coal Reclamation-U.S. ("CR-U.S.") Segment, consisting of the Company's management of six coal fines reclamation and briquetting facilities located in three states in the U.S. and services related to the Company's patented M/C Technology; and
(2) the Coal Reclamation-China ("CR-China") Segment, consisting of the Company's efforts to develop coal reclamation operations in China utilizing the M/C Technology.

Carbon Dioxide Operations. The Company's carbon dioxide activities comprise the ("CO2") Segment, consisting of the production of CO2 gas which is conducted through Beard. The Company owns non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

Environmental Remediation. The Company's environmental remediation activities comprise the ("ER") Segment, which is conducted by ISITOP, Inc., ("ISITOP"). ISITOP specializes in the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination, and has been attempting to develop a commercial market for the chemical process for which it is the sole U.S. licensee.

Well Testing. The Company's well testing activities comprise the ("WT") Segment, which is conducted by a 50%-owned company
(accounted for as an equity investment) involved in natural gas well testing operations in northeastern Mexico.

Brine Extraction/Iodine Manufacturing. The Company's brine extraction/iodine manufacturing activities comprise the ("BE/IM") Segment, which is conducted by a 40%-owned joint venture, North American Brine Resources ("NABR"), formed in 1981 to engage in the extraction, production and sale of crude iodine. The Beard Company serves as the manager of NABR which is not a consolidated entity and accordingly is accounted for as an equity investment.

(b)   Financial information about industry segments.

Financial information about industry segments is contained in the Statements of Operations and Note 15 of Notes to the Company's Financial Statements. See Part II, Item 8---
Financial Statements and Supplementary Data.

(c)   Narrative description of operating segments.

The Company currently has six operating segments: CR-U.S., CR-
China, CO2, WT, ER and BE/IM. All of such activities, with the exception of Beard's CO2 gas production activities, are conducted through subsidiaries. Beard, through its corporate staff, performs management, financial, consultative, administrative and other services for its subsidiaries.


                         COAL RECLAMATION ACTIVITIES - U.S.

      General. The Company's 1998 U.S. coal reclamation activities have consisted primarily of its management of six coal fines reclamation and briquetting facilities located in three states in the U.S. The Company has also continued to pursue the commercial development of its patented M/C Technology. Such efforts have been largely unsuccessful to date; however, the Company believes that its marketing efforts will be significantly more successful now that Section 29 has, for all practical purposes, expired. (See "Impact of Section 29" below).

History/Formation of Beard Technologies, Inc. In early 1990, the Company acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. During the four years that Beard owned EI, EI developed a new technology known as M/C Technology.

In May 1994 Beard sold EI to a subsidiary of The Williams Companies, Inc., retaining certain assets and the patent rights to the M/C Technology which Beard contributed to a wholly-owned subsidiary, BTI. Thereafter, as discussed below, BTI has attempted to pursue the commercial development of the M/C Technology. See "Commercial Development Activities."

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

Patent Protection. The U.S. patent for the M/C Technology was issued in 1993. Since then patents have been issued for Australia, China, Europe (enforceable in Germany, Great Britain, Italy and Spain), Poland and South Africa. Patent applications are still pending in several other nations.

Department of Energy Contract. Prior to 1994 the M/C Technology had only been successfully demonstrated in the laboratory. In March 1994 the United States Department of Energy (the "DOE") awarded a contract to EI under which the DOE funded most of the cost of demonstrating the feasibility of the M/C Technology at a near commercial scale. EI served as the prime contractor with BTI providing technical and on-site management for the project (the "DOE Project"). The DOE Project, which was located at a large coal preparation plant near Birmingham, Alabama, that is owned and operated by a major coal producer, was completed in March of 1996.

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

Commercial Development Activities. During the past several decades, millions of tons of fine wet coal have been discarded to large coal slurry impoundments throughout the eastern coal producing states, representing an enormous potential source of low cost fuel.

Upon completion of the DOE Project, BTI considered the M/C Technology to be fully ready for commercialization. During the ensuing 24 months efforts were made to make producers in the U.S. and other coal producing nations aware of the technology and its advantages. BTI called on numerous coal producers, preparation plant builders and coal preparation engineering firms to acquaint them with the technology and to explore licensing arrangements related to the M/C Technology. It also called on several utilities that burn large quantities of coal. Such efforts were largely unsuccessful. Although a number of viable projects were developed, the parties involved were for the most part focusing on Section 29 projects (see below) which appeared to offer much greater profit potential. As a result, development activity for conventional (non-subsidized) projects temporarily came to a virtual standstill. Following the termination of the MCN Projects (see below), BTI has resumed the active pursuit of such projects.

Upon undertaking the MCN Projects (see below) in the second quarter of 1998, BTI's management staff was totally immersed in all of the details that were required in order to get the six projects placed in service by the June 30 deadline. Accordingly, for the remainder of the year, its efforts were focused almost entirely on improving the rates of production and the quality of coal produced from the respective plants and commercial development of the M/C Technology remained at a low level. Following the termination of the contracts related to the MCN Projects, commercial marketing efforts have been accelerated, and BTI is once again seeking to enter into selected slurry impoundment recovery projects as an owner or operator with experienced coal producers, preparation plant operators or allied service companies.

Impact of Section 29. During the last half of 1997 and the first half of 1998 there was a flurry of activity focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits under Section 29 of the Internal Revenue Code. Such projects involve recovering the raw slurry with a dredge, using a sophisticated washing plant to remove clay and other fine impurities from the coal, thermally drying the recovered clean coal product, and finally producing a high BTU fine coal briquette which qualifies for the tax subsidy. In order to qualify for the tax credit, which may amount to as much as $20 to $25 per ton of coal briquettes sold, the synthetic fuel must be produced (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

In certain cases where the Internal Revenue Service (the "IRS") has granted a favorable tax ruling concerning a facility, it has also ruled that a qualifying facility may be a mobile facility that can be moved from one coal fines source to another as fines are depleted at each successive site. The rulings made by the IRS in connection with the six MCN Projects contain such a provision.

Beard believes that 20 or more Section 29 pond recovery projects were undertaken by various operators in an attempt to qualify by the June 30, 1998 deadline, including the six sites operated by BTI (see "The MCN Projects" below). Beard also believes that the MCN Projects were further along in their development and rates of production than many of the other projects on the June 30, 1998 qualification date.

The MCN Projects. On June 30, 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C., acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites (the "MCN Projects") for a purchase price of $24,000,000. The six sites are located in Bishop, Humphrey and Arkwright, West Virginia, Hamilton and Corbin, Kentucky, and Dickerson, Ohio. BMLLC financed the purchase with a $24,000,000 loan from MCNIC through a note maturing on July 1, 1999. The note was secured solely by the Equipment and bore interest at a per annum rate of 8%. BMLLC leased the Equipment to BTI, which operated and maintained the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of MCNIC. The monthly lease payments equalled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

Concurrently with BMLLC's acquisition of the Equipment, BTI entered into operating agreements with the LLC's to provide services for which it was compensated under a cost-plus arrangement, effective for compensation purposes only as of April 1, 1998, under which it received a minimum profit of $100,000 per month so long as the contracts remained in effect. In November 1998 the Company announced that MCN Energy Group, Inc., the parent of MCNIC, had taken a special charge of $133,782,000 pre-tax to write-down the MCN Projects, and that the Company had agreed to modify the operating agreements with the LLC's. The LLC's subsequently terminated the operating agreements effective as of January 31, 1999. On March 19, 1999, BTI assigned all of its membership interest in BMLLC to MCNIC effective as of January 31, 1999. Since BMLLC is the owner of the beneficiation equipment located at the sites, the agreement effectively assigned all of Beard's ownership interest in such equipment to MCNIC in exchange for a full release of the more than $23,000,000 of remaining indebtedness related to such equipment and all liabilities and obligations related thereto.

BTI is currently negotiating with MCNIC concerning a proposal to form one or two limited liability companies to be owned by BTI and MCNIC which would pursue the development of one or two of the six MCN Projects. In addition, if MCNIC is successful in selling the remaining projects to third parties, BTI intends to negotiate to continue as the operator for such projects.
BTI is continuing to provide security and limited supervision of the six sites while such effort is underway. Meanwhile, BTI has been absorbing part of the cost thereof, so that it will be positioned to resume operations at the six sites once a final determination of the disposition of each has been made.

Principal Products and Services. The principal products and services supplied by the Company's CR-U.S. Segment are (i) proprietary coal reclamation technology, (ii) the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites, (iii) consulting reclamation technology and (iv) technical services.

Material Amount of Assets Invested in the MCN Projects; Improvement in Company's Debt Ratios Resulting from Termination of MCNIC Contracts. As discussed above, the Company had a material amount of its assets invested in the MCN Projects; as a matter of fact, 62 % of total assets were invested in such projects at December 31, 1998. Following the termination of the operating agreements as of January 31, 1999, these assets and the debt associated therewith were assigned back to MCNIC, resulting in a healthy improvement in the Company's balance sheet and debt ratios.

Dependence of the Segment on a Single Customer.  The CR-U.S.
Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years.

                                                Percent of
                                               Consolidated
                                               Revenues from
                              Fiscal Year        Continuing
                                Ended            Operations
                              -----------        ----------
                              12/31/98              92.9%
                              12/31/97              00.2%
                              12/31/96               4.0%

It is important to note that revenues from the MCN Projects accounted for all of the CR-U.S. Segment's revenues from continuing operations in calendar year 1998. Accordingly, the termination of the MCNIC operating agreements effective January 31, 1999 will have a material detrimental effect upon the Company's profitability at least during the first and second quarters of 1999. It is not possible to determine the exact effect until it has been determined whether any or all of the six projects have been sold, and if so, who the operator of the project(s) will be going forward, and what the new operating contract(s) with such party(ies) may provide.

Facilities. BTI leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh ("UPARC"). The UPARC facilities give BTI access to a wide range of coal and mineral testing capabilities.

     Market Demand and Competition. The coal reclamation industry is highly competitive, and the C/R Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise and customer service.

     Seasonality. The coal reclamation business is somewhat seasonal due to the tendency for field activity to be reduced in cold and/or bad weather.

     Employees. As of December 31, 1998, the CR-U.S. Segment employed 82 full time employees. Fifty-six of such employees had been temporarily laid off at year end.

     Financial Information. Financial information about the CR-U.S. Segment is set forth in the Financial Statements. See
Part II, Item 8---Financial Statements and Supplementary Data.


                  COAL RECLAMATION ACTIVITIES - CHINA

Beard Sino-American Resources Co., Inc. In July of 1998 the Company opened an office in Beijing, People's Republic of China, and entered into a Memorandum of Understanding to establish a joint venture to utilize the M/C Technology in two coal preparation plants in China. Beard Sino-American Resources Co., Inc. ("BSAR"), a wholly-owned subsidiary of Beard, will serve as the joint venture partner for all of the Company's activities in China.

Qitaihe Lushon Joint Venture. BSAR has practically concluded negotiations with Qitaihe Lushon Coal Group Corporation to form a cooperative joint venture. The venture will try to reduce the moisture content of the fine coal filter cake presently produced at the Qitaihe Lushon facility using the M/C Technology. The Chinese company would provide the equipment and existing technology and BSAR would provide the appropriate corollary equipment and the M/C Technology. We expect the agreement will be executed by June 30, 1999; if so, the plant will be targeted for completion in October 1999.

Principal Products and Services. The principal products and services supplied by the Company's CR-China Segment are (i) proprietary coal reclamation technology, (ii) the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites, (iii) consulting reclamation technology and (iv) technical services.

The CR-China Segment has generated no revenues to date and accordingly accounted for none of the Company's consolidated revenues from continuing operations during the last three years.

Facilities.  BSAR is occupying a small office located in The
China International Center for Economic & Technical Exchanges in Beijing, China.

Market Demand and Competition. The coal reclamation industry is highly competitive, and the C/R Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise and customer service.

Employees As of December 31, 1998, the CR-China Segment employed one full time employee.

Financial Information. Financial information about the CR-China Segment is set forth in the Financial Statements. See
Part II, Item 8---Financial Statements and Supplementary Data.


                        CARBON DIOXIDE OPERATIONS

General. The Company's carbon dioxide (CO2) gas operations are conducted by the parent company which owns working and overriding royalty interests in two CO2 gas producing units.

Carbon Dioxide (CO2) Properties

McElmo Dome. The McElmo Dome field in western Colorado is a 240,000-acre unit from which CO2 gas is produced. Beard owns a 0.545610% working interest (0.471926% net revenue interest) and an overriding royalty interest equivalent to a 0.092190% net revenue interest in the Unit, giving it a total 0.564116% net revenue interest.

Deliveries of CO2 gas are transported through a 502-mile pipeline to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. Shell CO2 Company Ltd. ("Shell Ltd.") is the operator. There are 41 producing wells, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome and Bravo Dome (see below) are believed to be the two largest producing CO2 fields in the world. The gas is approximately 97% CO2.

In 1998, Beard sold 2,187,000 Mcf attributable to its working and overriding royalty interest at an average price of $.28 per Mcf. In 1997 Beard sold 1,617,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interest at an average price of $.31 per Mcf. In 1996 Beard sold 1,695,000 Mcf attributable to its working and overriding royalty interest at an average price of $.17 per Mcf. Beard was overproduced by 124,000 Mcf on the sale of its share of McElmo Dome gas at year-end 1998.

In July of 1996 Shell Ltd. advised the working interest owners that current demand for McElmo Dome CO2 had increased from less than 600 million cubic feet per day in 1995 to over 700 million cubic feet per day, and was expected to increase to one billion cubic feet per day beginning in mid-1997. In order to meet such demand, Shell Ltd. commenced a $47 million development program in July of 1996 which was completed in 1998. Beard expended a total of $256,000 for its share of the development costs through 1998. 1998 CO2 revenues increased to $616,000 in 1998 from $503,000 in 1997 reflecting the successful development and the resultant higher rate of production.

Bravo Dome. Beard also owns a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. At December 31, 1998, Beard was underproduced by 210,000 Mcf on the sale of its share of Bravo Dome gas. The Company sold no CO2 gas from Bravo Dome in 1998 or 1997 due to an over produced status in 1997 and most of 1998, and had $9,000 of sales in 1996.

Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome field. The 265 producing wells are approximately 2,500 feet deep. The gas is approximately 98%
CO2.

Net CO2 Production.  The following table sets forth Beard's net
CO2 production for each of the last three fiscal years:

                                             Net CO2
                        Fiscal Year         Production
                          Ended               (Mcf)
                        -----------         ----------
                         12/31/98           2,187,000
                         12/31/97           1,617,000
                         12/31/96           1,723,000

Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                            Average Sales              Average Lifting
     Fiscal Year            Price Per Mcf                Cost Per Mcf
       Ended                   of CO2                        of CO2
     -----------            --------------             ---------------
      12/31/98                $0.28                          $0.05
      12/31/97                $0.31                          $0.06
      12/31/96                $0.18                          $0.06

Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales.

                                           Percent of
                                          Consolidated
                                          Revenues from
               Fiscal Year                  Continuing
                 Ended                      Operations
               -----------                --------------
                12/31/98                       6.7%
                12/31/97                      87.5%
                12/31/96                      79.8%

Productive Wells and Acreage. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 1998, Beard held a working interest in a total of 306 gross (0.25 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                        Number of Wells
                                        ---------------
                State               Gross              Net
                -----               -----              ---
                Colorado              41               0.224
                New Mexico           265               0.029
                                     ---               -----
                                     306               0.253
                                     ===               =====

Employees.  As of December 31, 1998, the CO2 Segment had no employees.

Financial Information. Financial information about the Company's CO2 gas operations is contained in the Company's
Financial Statements.  See Part II, Item 8---Financial
Statements and Supplementary Data.

                                WELL TESTING

Formation of Mexican Subsidiary. In October 1998 the Company formed ITS-Testco, L.L.C., an Oklahoma limited liability company in which the Company has 50% ownership (the "LLC"). The LLC owns 100% of a Mexican subsidiary, TESTCO INC. de MEXICO, S.A. de C.V. ("Testco de Mexico"), which was also formed in October 1998 to conduct well testing operations in northeastern Mexico. Testco de Mexico works as both a contractor to PEMEX and as a subcontractor to contractors working for PEMEX testing natural gas wells which PEMEX is drilling just south of the southernmost Texas border. The LLC owns most of the equipment which is being utilized by and leased to Testco de Mexico.

Neither the LLC nor Testco de Mexico had any operations, other than startup costs, in 1998. The LLC began leasing equipment to Testco de Mexico in January 1999 when Testco de Mexico commenced its actual well testing operations.

Principal Products and Services. The principal products and services supplied by the Company's WT Segment are the services, provided by the furnishing of (i) properly trained personnel,
(ii) specially designed equipment and (iii) technological expertise, which it provides to customers who need such services to test high pressure natural gas wells.

The WT Segment has generated no revenues to date and in 1998 the Company recorded $35,000 of loss from its share of the LLC's operating loss.

Facilities. Testco de Mexico is occupying a small office, yard and warehouse which it leases in Reynosa, Tamaulipas, Mexico.

Market Demand and Competition. The well testing industry is highly competitive, and the WT Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise and customer service.

Employees. As of December 31, 1998, the WT Segment had two full time employees.

Financial Information. Financial information about the Company's well testing operations is contained in the Company's
Financial Statements.  See Part II, Item 8---Financial
Statements and Supplementary Data.

                         ENVIRONMENTAL REMEDIATION

General. The Company and its management have considerable expertise in the environmental area stemming from previous experience as the founder, as officers and directors, and as the principal shareholder of USPCI, Inc. (NYSE) from 1968 until its takeover by Union Pacific Corporation in 1987-88.

ISITOP, Inc. In January of 1997, Beard changed the name of a wholly-owned, inactive subsidiary to ISITOP, Inc. ("ISITOP"). ISITOP has obtained an exclusive license for the United States from a company which has developed a chemical (54GOTM 101) and has tested a process which utilizes such chemical for the remediation of creosote and PAH contamination. U.S. Patent #5,670,460 for method and composition for 54GOTM Products was granted September 23, 1997. This patent covers all applications utilizing 54GOTM Products, including ISITOP's applications. A specific application for remediation was applied for in May 1998 and is pending.

ISITOP is 80%-owned by Beard and 20%-owned by three members of ISITOP's management team, two of whom are also the principals of the company from which the license was obtained. Pursuant to employment agreements and other related agreements these three parties also have options to acquire an additional 30% of ISITOP following payout of all sums owed by ISITOP to Beard.

Creosote is a very complex mixture of hydrocarbons and hydrocarbon derivatives. It revolutionized the use of wood and wood products in wet environments by preventing rapid decomposition. Creosote compounds are still in use today, primarily to treat telephone poles, railroad ties, bridge timbers and similar construction materials and to a lesser extent as medicinal agents.

Creosote mixtures contain many compounds that are known to cause several forms of cancer in animals and have been linked to several types of cancer in humans. The specific chemical family of cancer producing agents found in creosote are a group of molecules that are made up of several connected ring structures known as polycyclic aromatic hydrocarbons ("PAH's"). These mixtures make up the preparations known as "creosote" and are related by their poly ring structure.

Even though the use of creosote was "restricted" in the mid-1960's, it and many of its sister mixtures are still in wide use both in the U.S. and throughout the world. The U.S. alone is believed to have over 700 wood preserving plants which are estimated to use or produce more than 495,000 tons of creosote and creosote byproducts per year.

Principal Products and Services. ISITOP's bioslurry reactor system consists of three major steps. The first step is to treat the contaminated material with a proprietary family of surfactants, called 54GOTM 901, which separate the large ring compounds and/or disperse significant amounts of the hydrocarbon components. This separates the bond of molecules, allowing for microbial penetration and rendering the mixture ready for bioremediation. The next step of the ISITOP process is to wash the mixture of contaminated material to further enhance the molecular separation process. The final step is adding a solution from an on-site catalyst generator that enhances in place microbes, thus expediting the bioremediation process.

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

Measuring the contamination of sites is often related to BAP (Benzo (A) Pyrene) equivalents. Each of the constituents of concern (known cancer causing Analytes) are factored and assigned a BAP value. The value at the beginning of the Durango Project was 251.02 BAP equivalent. Many states have established a value of 8 mg/kg as a prime remediation goal. The Durango Project was completed within 150 days with a BAP equivalent of 2.053 and reduced PAH levels by 99.7%.

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

ISITOP is currently in the process of negotiating with a major oil company to complete another field demonstration project using the bioslurry process to remediate oil field hydrocarbon materials. It is anticipated that, if awarded, the project will be completed by mid-summer 1999.

ISITOP has also developed a process for cleaning tanks at creosote treating facilities, and has several proposals outstanding utilizing such process. Utilization of the process would enable the end user to recover the materials within the storage tanks without manned entry, allowing them to sell the recovered materials. These same procedures are also being utilized to clean rail cars used to transport liquid creosote from the manufacturing plants to wood preserving facilities.

A new marketing approach is now being implemented to clean both rail cars and storage tanks and thus introduce ISITOP to the wood preserving industry. If the industry buys this approach, ISITOP believes that it will both enhance profitability and provide solutions to several operating problems for the industry.

Despite the dearth of commercial projects to date, ISITOP believes that it is positioning itself and its technologies to become a significant player in the remediation market.

The ER Segment accounted for the following percentages of the Company's consolidated revenues for each of the last three years.

                                          Percent of
                                         Consolidated
                                        Revenues from
                 Fiscal Year              Continuing
                   Ended                  Operations
                 -----------            --------------
                 12/31/98                      0%
                 12/31/97                      2%
                 12/31/96                      0%

Facilities. ISITOP is furnished office space in Farmington, New
Mexico as part of its arrangement with the company from which it obtained its license.

Market Demand and Competition. The environmental remediation industry is highly competitive, and in such activities ISITOP must compete against major service companies, as well as a number of small independent concerns. Competition is largely on the basis of customer service. Beard's approach has been to seek out niches of opportunity where it perceives that customers are not being adequately served, and then to provide services using well-trained personnel at reasonable rates. The regulatory environment is rapidly changing, at times creating new markets which the larger companies in the industry do not recognize or have no desire to pursue, and thus creating opportunities for smaller, aggressive entities such as Beard and ISITOP.

ISITOP provided its services to one customer in 1998, but such revenues totaled only $8,000. Accordingly, the loss of such customer would not have a material adverse effect on the Company and its subsidiaries as a whole.

Availability of Raw Materials.  Materials used in the ER
Segment, as well as products purchased for resale, are available from a number of competitive manufacturers.

Seasonality. The environmental remediation business is seasonal, as there is a tendency for field operations to be reduced in bad weather.

Employees. As of December 31, 1998, the ER Segment employed three full time employees.

Financial Information.  Financial information about the ER
Segment is set forth in the Company's Financial Statements.
See Part II, Item 8---Financial Statements and Supplementary
Data.


                 BRINE EXTRACTION/IODINE MANUFACTURING

General. Beard is involved in the extraction, production and sale of crude iodine through its 40% ownership of North American Brine Resources ("NABR"), a joint venture formed in 1981 with two Japanese partners. Beard is the managing partner. In Kingfisher County, Oklahoma, the Company collects waste brine from wells operated by third parties (the "Berkenbile Plant"). The Company furnishes the brine to NABR for iodine extraction at the Berkenbile Plant and receives a payment for the subsequent disposal of the brine.

In Woodward County, Oklahoma, NABR operates a second iodine extraction plant (the "Woodward Plant") which has roughly six times the production capacity of the Berkenbile Plant. Brine is produced from wells owned by NABR and iodine is extracted using the blowing-out process. The waste brine is then reinjected into NABR-owned wells. The Woodward Plant is located in the Woodward Trench, a narrow geologic formation found 6,000 to 10,000 feet below the surface, which contains a high concentration of iodine-bearing brine water.

Iodine is used in animal feed supplements, catalysts, inks and colorants, pharmaceuticals, photographic equipment, sanitary and industrial disinfectants, stabilizers and radiopaque media.

From 1990 to 1994 the worldwide price received for iodine decreased more than 50% from its previous peak of approximately $18 per kilogram as a result of increased production capacity in the United States and Chile. The price bottomed out in mid-1994 at $7 per kilogram but has recovered to the point that it averaged more than $20 per kilogram in 1998. The price is expected to be in the $18 to $19 per kilogram range for the forseeable future.

Because of the severely depressed industry pricing conditions, NABR determined to shut down the operations of the Woodward Plant for an indefinite period of time until the oversupply situation was rectified. Accordingly, the Woodward Plant shut down in June of 1993. By the third quarter of 1996 the oversupply situation appeared to have corrected itself and the decision was made to reactivate the Woodward Plant, which came back on stream in October of 1996. In January of 1997 NABR shipped the first 8,000 kilograms produced at the plant since its reactivation. The total cost of reactivating the plant, including the cost of drilling a new production well plus the additional working capital required, was approximately $1.1 million. Such funds were loaned to NABR by the Japanese partners, and had been fully repaid with interest by the end of 1998.

Because the Company owns only 40% of NABR, it is not a consolidated entity and accordingly (i) the Company's investment in NABR is accounted for by the use of the equity method, and (ii) the BE/IM Segment accounted for none of the Company's consolidated revenues during the last three years.

Impairment Provision. At year-end 1998 NABR's management committee concluded that, due to a decrease in the projected future cash flows from the iodine reserves at the Woodward Plant and the resultant shortening in the useful life of the underlying plant assets, that an impairment in the amount of $1,461,000 against the carrying value of NABR's property, plant and equipment was necessary. Due to prior impairments taken in 1992 and 1994 by the Company of the carrying value of its investment in NABR, the Company's carrying value prior to the 1998 impairment was $256,000 less than its 40% ownership in the underlying equity in NABR at December 31, 1998, and accordingly the Company recorded $360,000 of impairment against its investment in 1998. See Note 1 of Notes to the Company's Financial Statements.

Market Demand and Competition. The iodine manufacturing industry is highly competitive, and in such activities NABR must compete against several other companies, some of which are larger and better financed companies.

NABR sold its product to nine customers in 1998. The loss of any one of such customers would not have a material adverse effect on Beard as a whole.

Availability of Raw Materials.  Materials used in the BE/IM
Segment, as well as products purchased for resale, are available from a number of competitive manufacturers.

Financial Information.  Financial information about the BE/IM
Segment is set forth in the Company's Financial Statements.
See Part II, Item 8---Financial Statements and Supplementary
Data.


                       OTHER CORPORATE ACTIVITIES

Other Assets. Beard also has a number of other assets and investments which it is in the process of liquidating as opportunities materialize. Such assets consist primarily of drilling rigs and equipment, land and improvements, real estate limited partnerships in which the Company is a limited partner and other miscellaneous other investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities. Beard's recorded value for these other assets is less than or equal to their estimated fair value.

Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2000, at a current annual rental of $59,000. In addition, Beard's subsidiaries lease space at a number of locations as required to serve their respective needs.

Employees. As of December 31, 1998, Beard employed 98 full time and four part time employees in all of its operations, including nine full time employees and four part time employees on the corporate staff. Fifty-six of the full time employees had been temporarily laid off at year end by BTI.

(d) Financial information about foreign and domestic operations and export sales.

See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2.  Properties.

See Item 1(c) for a description of properties.

Item 3.   Legal Proceedings.

Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, the Company is a plaintiff in a class action lawsuit where the Company's share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 1998. See "McElmo Dome Litigation" below.

McElmo Dome Litigation. On August 14, 1997, the Company joined with other small working interest owners and royalty owners in filing in U.S. District Court for the District of Colorado a class action suit against Shell Oil Company ("Shell"), Shell Western E & P, Inc. ("SWEPI"), Mobil Producing Texas and New Mexico, Inc. ("Mobil") and Cortez Pipeline Company, a partnership ("Cortez").

Plaintiffs in the litigation are CO2 small share working interest owners, CO2 royalty owners, CO2 overriding royalty interest owners and taxing authorities all of whom have contract or statutory interests in the value of the CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations at pages 10-12). Plaintiffs' complaint alleges damages against the defendants caused by defendants' wrongful determination of the value of CO2 produced from the Field and the corresponding wrongful underpayment to plaintiffs. The complaint further alleges that Shell and Mobil are (1) the dominant producers of CO2 from the Field; (2) partners owning defendant Cortez; (3) users of CO2 produced from the Field in west Texas for the production of crude oil; and that SWEPI is for all practical purposes the alter ego of Shell and thus liable to the same extent as Shell.

Plaintiffs further allege that defendants have a conflict of interest because they are simultaneously producers and users of CO2 from the Field, and that they have controlled and depressed the price of CO2 from the Field by (i) reducing the delivered price of CO2 while (ii) simultaneously inflating the cost of transportation from the Field to West Texas. Plaintiffs have alleged a total of 10 claims against the defendants, including violations of the provisions of the antitrust laws, and that during the period between 1984-1995 the plaintiffs have caused damages to the defendants of not less than $590.8 million after 8% interest per annum but before trebling and damages as permitted by law.

During 1997 and 1998 the Company incurred legal expenses totaling $116,000 in connection with the suit. Because many of the plaintiffs in the class have elected not to fund all or part of their share of the costs involved (the "Nonparticipants"), the Company has incurred more than its share of such costs for which it is entitled to recover a bonus amount of three or four to one before the Nonparticipants will back in for their share of any recovery. During 1998 the Company's share of the recovery pool had increased from 7.57% to 17.54% as a result of nonfunding elections by the Nonparticipants during the year. Plaintiffs' lawyers are handling the case on a contingency basis and will receive 50% of any settlement or judgment after deducting all expenses.

Although the Federal government was asked to join as the lead plaintiff in the law suit, they have to date elected not to do so. Unless government representatives change their election, this means that our plaintiff group will have the right to share in any qui tam claims (that the defendants made false reports to the U.S. Government in connection with settling royalty) of the Federal government should the U.S. attorney later decide to intervene in the case. It is believed that such claims may total more than $216 million before adjustment for applicable statute of limitations.

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
                        1998        High        Low
                        ----        ----        ---
                 Fourth quarter  $   5-1/4   $   3-1/4
                 Third quarter     5-15/16       4-1/2
                 Second quarter    5-1/4         4-5/8
                 First quarter     5-3/8         4-5/8

                        1997        High        Low
                        ----        ----        ---
                 Fourth quarter  $   5-1/2   $   4-1/8
                 Third quarter      5-9/16       4-1/2
                 Second quarter     6-1/4        3-5/8
                 First quarter      4-3/8        3

(b)   Holders.

As of March 31, 1999, the Company had 439 record holders of common stock.

(c)   Dividends.

To date, the Company has not paid any cash dividends. The payment of cash dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. The Company intends to employ its earnings, if any, primarily in its coal reclamation activities and does not expect to pay cash dividends for the foreseeable future. The redemption provisions of the Beard preferred stock limit the Company's ability to pay cash dividends. (See "Business-General development of business").

Item 6.  Selected Financial Data.

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 31 of this report.

                                  1998     1997     1996     1995     1994
                                  ----     ----     ----     ----     ----
                                   (in thousands, except per share data)
Statement of operations data:
 Operating revenues from
  continuing operations      $  9,246    $   575   $   377  $   419  $  1,040
 Interest income                  400        183        12       13        12
 Interest expense                (964)      (134)      (62)      (4)       (3)
 Earnings (loss) from
  continuing operations          (573)    (1,288)     (981)    (647)      467
 Earnings (loss) from
  discontinued operations      (3,284)(a) 10,302(b)    666(c)   244       250
 Net earnings (loss)           (3,857)     9,014      (315)    (403)      717
 Net earnings (loss)
  attributable to common
  shareholders                 (3,857)     5,225      (315)    (454)      659
 Net earnings (loss) from
  continuing operations per
  share:
    (basic EPS)                 (0.23)     (0.46)    (0.35)   (0.24)     0.15
    (diluted EPS)               (0.23)     (0.46)    (0.35)   (0.24)     0.13
 Net earnings (loss) per share:
    (basic EPS)                 (1.52)      1.86     (0.11)   (0.17)     0.25
    (diluted EPS)               (1.52)      1.86     (0.11)   (0.17)     0.21

Balance sheet data:
 Working capital                4,994      9,924     1,745     1,989    2,427
 Total assets                  37,337     20,952    16,473    14,615   13,856
 Long-term debt (excluding
  current maturities)          25,780        519     2,911     1,454      982
 Redeemable preferred stock       889        889     1,200     1,200    1,200
 Total common shareholders'
  equity                        8,387     12,433     8,656     8,788    9,066
____________

     (a) In August 1998 Beard adopted a plan to discontinue the Other E/S Operations. In April 1999 Beard adopted a plan to discontinue its interstate travel facilities ("ITF") segment. The results of operations and estimated losses to discontinue the Other E/S Operations and the ITF segment were reported as discontinued operations in 1998 and for all prior years. (See note 3 of notes to financial statements).

     (b) Beard sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary, in 1997 with the results of such operations, including the 1997 gain on sale, reported as discontinued operations in 1997 and for all prior years. (See note 3 of notes to financial statements).

     (c) In January 1997 Beard adopted a plan to dispose of the assets of its real estate construction and development segment. The results of the segment, including an estimated loss on disposition, were reported as discontinued operations in 1996 and for all prior years. (See note 3 of notes to financial statements).

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

Overview

General. In 1998 the Company operated within the following operating segments: (1) the Coal Reclamation-U.S ("CR-U.S.") Segment, consisting of the Company's management of six coal fines reclamation and briquetting facilities located in three states in the U.S. and marketing the Company's patented Mulled Coal Technology (the "M/C Technology"); (2) the Coal Reclamation-China ("CR-China") Segment, consisting of the Company's efforts to develop coal reclamation operations in China utilizing the M/C Technology; (3) the carbon dioxide ("CO2") Segment, comprised of the production of CO2 gas; (4) the Well Testing ("WT") Segment, consisting of the Company's 50%-ownership in a company involved in natural gas well testing operations in northeastern Mexico; (5) the environmental remediation ("ER") Segment, consisting of the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination; and (6) the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment, representing the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

The Company's continuing operations reflect losses of $573,000, $1,288,000 and $981,000 in 1998, 1997 and 1996, respectively.
In January of 1997 the Company discontinued its real estate construction and development activities because of a sharp slowdown in sales activity. In October of 1997 the Company sold the business and substantially all of the assets involved in the manufacture and sale of dry ice (solid CO2), taking advantage of an extremely favorable offer which it had received for the business. In August of 1998 Beard's Board of Directors approved a plan to restructure the Company's environmental/ resource recovery ("E/RR") Segment. As a result, the coal reclamation activities conducted by Beard Technologies, Inc. and Beard Sino-American Resources Co., Inc. now comprise the CR-U.S. and CR-China Segments of the Company, respectively.
The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment. As part of the restructure, the other environmental services operations (the "Other E/S Operations") conducted principally by Whitetail Services, Inc., Horizontal Drilling Technologies, Inc. and Incorporated Tank Systems were discontinued.

On April 13, 1999, Beard entered into an agreement with ITF and its minority shareholders whereby (1) the original purchase price of the two properties purchased from the minority shareholders will be adjusted downward by canceling the $544,000 (balance of $414,000 at December 31, 1998) promissory note to the minority shareholders; (2) Beard will sell 22,321 shares of its ITF common stock for $1,000 and will grant a noncancelable and irrevocable proxy to the minority shareholders for its remaining 30% common ownership in ITF, thereby surrendering its operating and voting control of ITF; and, (3) ITF and Beard will restructure ITF's current indebtedness to Beard whereby ITF will (a) obtain a release of and assign to Beard $327,000 of certificates of deposit currently securing certain ITF debt obligations, and (b) will deliver two promissory notes to Beard totaling $2,053,000 (note A with a principal balance of $1,514,000 ("Note A") and note B with a principal balance of $539,000 ("Note B")). Note A will be secured by (a) a first mortgage on two of ITF's convenience store properties (the "C-stores"); and (b) a security interest in related equipment; and (c) the ITF shares being sold to ITF (the "Collateral"). All proceeds from the sale of the two C-stores and Collateral will be applied first to Note A and then to Note B. Note A will not bear interest until both the C-stores are sold (the "Trigger Date") at which time the remaining principal, if any, will bear interest at 8% per annum. ITF has agreed to use its best efforts to sell the two C-stores within one year. Note B is unsecured and bears interest at 6% per annum until the Trigger Date at which time the interest rate increases to 8% per annum. No payment, other than from the proceeds from the sale of the C-stores and the Collateral, is required on either note until the Trigger Date, at which time equal monthly interest and principal payments become due over a 36-to-60 month period, based upon the amount of the unpaid principal balances of the notes at the Trigger Date.

Included in the 1998 operating results is a $1,603,000 estimated loss from the discontinuation of the ITF Segment. $1,256,000 of the loss represents the difference in the estimated fair value of Notes A and B and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Additionally, a provision of $347,000 was recognized for the estimated operating losses incurred by ITF from January 1, 1999 through March 31, 1999, the effective date of the transaction.

The Company is now focusing its primary attention on the two CR
Segments which it believes have the greatest potential for growth and profitability. The results from continuing operations exclude earnings (losses) of $(3,284,000), $10,302,000, and $666,000, respectively, in 1998, 1997 and 1996 from discontinued operations.

The Company also has other operations, including various assets and investments that the Company has been liquidating as opportunities have materialized.

The results of operations for 1998 reflected improved operating margins of the CR-U.S. Segment which is now the Company's largest segment. The Segment had a significant increase in revenues as a result of a contract to operate six coal projects in the eastern United States, which was partially offset by increased expenses due to increased staffing and increased expenditures for chemicals and supplies to operate the six facilities. The CR-China Segment generated no revenues, but incurred $277,000 of selling, general and administrative expenses related to its startup activities. The CO2 Segment showed a $198,000 improvement in operating margins in 1998 compared to 1997 reflecting increased CO2 production. The ER Segment reflected a $115,000 increase in operating losses as a result of increased staffing and SG&A expenses as it stepped up its marketing efforts. 1998 results were also negatively impacted by the Company's share of a $1,461,000 impairment provision against the carrying value of the long-lived assets in the joint venture which comprises the BE/IM Segment. Corporate activities at the parent company level reflected (i) increased staffing; (ii) higher health care and fringe benefit costs; and (iii) higher legal costs associated with the McElmo Dome litigation.

The results of operations for 1997 showed an increase in the operating loss of the CR-U.S. Segment reflecting an increase in its level of marketing activity. The CO2 Segment showed an $84,000 improvement in operating margins in 1997 compared to 1996 principally as the result of higher prices for CO2. The ER Segment showed an increase in its operating loss of $109,000 reflecting the startup of its operations in 1997. The primary reason for the increase in the operating losses of other corporate operations was an impairment loss of $171,000 in the value of certain real estate assets.

1996 results of operations also reflected operating losses in the CR-U.S. Segment as the Company investigated ways to market the new technology. The operating margins of the CO2 Segment posted an $85,000 increase in operating margins for 1996 compared to 1995, reflecting the 53% increase in the level of CO2 production for the year. The $40,000 increase in the operating losses of other corporate operations reflected the higher level of general and administrative expenses as the Company continued to pursue additional business opportunities.

Liquidity and capital resources

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used in) operations during 1998, 1997, and 1996 were $(854,000), $312,000, and $924,000, respectively, while capital additions from continuing operations were $24,175,000, $154,000, and $87,000 respectively, as indicated in the table below:

                              1998             1997          1996
                              ----             ----          ----
   Coal reclamation        $ 24,072,000     $       -     $     4,000
   Carbon dioxide                41,000       147,000          68,000
   Environmental remediation      6,000         3,000               -
   Other                         56,000         4,000          15,000
                           ------------------------------------------
            Total          $ 24,175,000     $ 154,000     $    87,000
                           ==========================================

Capital additions in the discontinued solid CO2 segment were $934,000 and $1,910,000 for 1997 and 1996, respectively.
Seller-provided financing and other debt obligations provided $86,000 of the funds for such capital investments in 1997.

Capital additions in the discontinued Other E/S Operations were $143,000, $515,000 and $1,134,000 for 1998, 1997 and 1996,
respectively. Seller-provided financing and other debt obligations provided $20,000 and $889,000 of the funds for such capital investments in 1997 and 1996, respectively.

Capital additions in the discontinued ITF segment were $3,891,000 in 1998. Seller-provided financing and other debt obligations provided $2,319,000 of the funds for such capital investments.

The Company's 1999 capital expenditure budget has tentatively been set at $3,265,000. Presently anticipated capital expenditures include (i) $1,900,000 for the CR-U.S. Segment,
(ii) $725,000 for the CR-China Segment, (iii) $100,000 for the ER Segment; (iv) $40,000 for Beard corporate; and $500,000 for the new WT Segment. $2,625,000 of the estimated total is speculative since it is targeted for expenditure on three reclamation facilities on which negotiations are currently in progress.

Liquidity. The sale of the Carbonic Reserves in October of 1997 provided the Company with significant liquid resources. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's services as owner or operator of coal reclamation facilities, private and governmental demand for environmental remediation services, continuing demand for CO2 gas and for the services provided by the Company's new well testing operations, and the price which the BE/IM Segment receives for the iodine which it sells. The Company anticipates that its current resources and availability of credit due to its financial position will enable it to meet its planned operating costs and capital spending requirements.

Working capital for 1998 decreased $4,930,000 from 1997. Nonetheless, at December 31, 1998, the Company was in a strong working capital position with working capital of $4,994,000, including $5,190,000 of cash and cash equivalents, and a current ratio of 3.19 to 1.

The decrease in the Company's working capital during 1998 stemmed primarily from five activities. The Company: (1) infused $2,966,000 of cash into the discontinued ITF Segment;
(2) used $277,000 to fund the startup of the CR-China Segment
(3) advanced $353,000 to fund the startup of the new Mexican well testing operations; and (4) used $265,000 of cash to purchase treasury stock in the fourth quarter of 1998; and (5) continued funding operating losses in 1998.

Selected liquidity highlights for the Company for the past three years are summarized below:

                                         1998          1997          1996
                                         ----          ----          ----
Cash and cash equivalents           $  5,190,000  $ 13,955,000     $  375,000
Accounts receivable, net               1,386,000     2,654,000      2,405,000
Inventory                                383,000       227,000      2,003,000
Trade accounts payable                   677,000       533,000      1,395,000
Short-term debt                                -             -        639,000
Current maturities of long-term debt     119,000       136,000        910,000
Long-term debt(1)                     25,780,000       519,000      2,911,000
Working capital                        4,994,000     9,924,000      1,745,000
Current ratio                          3.19 to 1     2.42 to 1      1.49 to 1
Net cash provided by (used in)
 operations before changes in current
 assets and liabilities                 (696,000)     (487,000)       688,000
Net cash provided by (used in)
 operations                             (854,000)       96,000        924,000
________________

     (1) On March 19, 1999, the Company terminated certain debt agreements that resulted in the removal of $23,200,000 of debt from the Company's balance sheet.

In 1998, the Company generated a negative cash flow of $8,765,000. The repurchase and redemption of 62,318 shares of its preferred stock accounted for $4,005,000 of such amount. Acquisitions of property, plant and equipment primarily related to the Company's ITF Segment accounted for $1,792,000 of the cash outflow, while the acquisition of travel facilities accounted for $763,000, net interest expense accounted for $639,000, and other corporate activities resulted in cash outflows of $578,000 as the Company pursued additional business opportunities. (See "Results of operations---Other activities" below).

The Company's investing activities used cash of $2,881,000 in 1998. This was due primarily to the acquisition of $1,476,000 in assets by the discontinued ITF Segment during the year.

The Company's financing activities utilized cash flows of $5,030,000 in 1998. $4,005,000 of such amount were utilized to repurchase preferred stock, $837,000 (net of proceeds of $328,000) were used as payments on lines of credit and term notes, and $189,000 (net of $76,000 from proceeds of a stock option exercise) were used to purchase treasury stock.

At year-end 1998 the Company had $436,000 of credit available under the parent company's $650,000 bank line of credit. The Company believes that available cash and available borrowings under its existing line of credit will be adequate to meet the Company's liquidity needs, including anticipated requirements for working capital, capital expenditures and debt repayment. The Company intends to pursue additional lines of credit during the remainder of 1999.

Effect of Recent Developments on Liquidity. The termination of the MCNIC coal fines debt agreements effective as of January 31, 1999, resulted in the removal of $23,200,000 of debt and a corresponding amount of property, plant and equipment from the Company's balance sheet. Because MCNIC has now taken over and relieved the Company of this debt (which was due to mature on July 1, 1999), it has been reflected as a long-term obligation on the December 31, 1998 balance sheet. This had the effect of significantly improving the Company's balance sheet and working capital position since such debt had appeared as a current liability on the Company's balance sheet at September 30, 1998. (See "Recent Developments---Termination of MCNIC Coal Fines Operating and Debt Agreements" and "Coal Reclamation Activities - U.S.---The MCN Projects" in Part I,
Item 1).

On the negative side, it is important to note that revenues from the MCN Projects accounted for 93% of the Company's revenues from continuing operations in calendar year 1998. Accordingly, the termination of the MCNIC operating agreements effective January 31, 1999 will have a material detrimental effect upon the Company's profitability at least during the first and second quarters of 1999. It is not possible to determine the exact effect until it has been determined whether any or all of the six projects are sold, and if so, who the operator of the project(s) will be going forward, and what the new operating contract(s) with such party(ies) may provide.

The CR Segments are working on a number of new projects, in addition to the MCN Projects, all of which have the potential for good prospective return on investment. Although the Company has the ability to finance one or two of such projects from available funds and its existing credit line, its ability to take on incremental projects will be limited by its success in arranging suitable financing or equipment leasing facilities for such projects.

The discontinuance of the ITF Segment will result in the removal of all but $47,000 of the remaining debt from the Company's balance sheet on March 31, 1999, as $2,645,000 of the debt is associated with ITF's assets, and the Company is not a guarantor of such indebtedness. The Company's March 31, 1999 balance sheet will reflect only $47,000 of debt, and it will have $575,000 of credit available under its existing bank line of credit (See "Recent Developments---Discontinuance of Interstate Travel Facilities Business" in Part I, Item 1).

Effect of Reorganization on Liquidity. Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions (see note 4 to the financial statements).

Results of operations

General. The period from 1996 to 1998 has been a time of transition for the Company. Following the Restructure in 1993 (see note 4 to the financial statements), the Company shifted its attention to the management of its non-oil and gas investments. During this period the Company divested itself of its real estate construction and development activities in January 1997, sold its dry ice manufacturing and distribution business in October 1997, and restructured its E/RR Segment into three segments in 1998, shifting the principal focus to coal reclamation and discontinuing most of its environmental services activities. The Company also made a brief and unsuccessful foray into the interstate travel business in 1998, which it discontinued in April 1999. As a result, the corporate staff is now focusing most of its attention on the management of the two CR Segments which we believe hold the greatest opportunity for future growth and profits. The CO2 Segment's operating results have reflected healthy improvement due to successful development drilling at McElmo Dome and increases in market demand and production of CO2. In addition, the Company continues to liquidate assets no longer in line with the Company's strategic objectives. Operating profit
(loss) for the last three years for the Company's remaining principal operating segments which the Company controls is set forth below:

                                 1998               1997              1996
                                 ----               ----              ----
Operating profit (loss):
  Coal reclamation         $   1,401,000     $    (282,000)     $    (140,000)
  Carbon dioxide                 466,000           268,000            184,000
  Environmental remediation     (224,000)         (109,000)                 -
                           --------------------------------------------------
     Subtotal                  1,643,000          (123,000)            44,000
  Other - principally
   corporate                  (1,456,000)       (1,188,000)        (1,032,000)
                           --------------------------------------------------
     Total                 $     187,000     $  (1,311,000)     $    (988,000)
                           ==================================================

Following is a discussion of results of operations for the three-year period ended December 31, 1998.

Coal reclamation - U.S. This segment was previously a part of the E/RR Segment. As a result of the recent change of direction, the Company has focused its primary attention on coal reclamation. In January 1999, Beard Technologies, Inc. ("BTI") completed a 10-month contract as the operator of coal waste recovery projects (the "MCN Projects") located at six sites in three states in the eastern U.S. Now that such contracts have been terminated (see "Coal Reclamation Activities-U.S.---The MCN Projects" in Part I, Item 1), BTI is again pursuing coal recovery projects where it will serve as either owner or operator and which may or may not utilize BTI's patented M/C Technology.

The MCN Projects generated 100% of the revenues and operating profit of the CR-U.S. Segment in 1998. Operating revenues in this segment were $8,585,000, $1,000 and $15,000 in 1998, 1997 and 1996, respectively, with the sharp increase in 1998 reflecting the impact of the MCN Projects. In 1997 and 1996 BTI had focused its efforts on marketing its M/C Technology, and its only revenues were derived from consulting services. Operating costs increased to $5,110,000 in 1998 from $120,000 in 1997 and $103,000 in 1996, and SG&A expenses increased to $985,000 in 1998 from $154,000 in 1997 and $46,000 in 1996, as the segment incurred increased staffing and increased expenditures for chemicals and supplies to operate the plants at the several sites. The segment produced an operating profit of $1,401,000 in 1998, a dramatic reversal from the operating losses of $282,000 and $140,000 produced in 1997 and 1996 when there were virtually no revenues to support the marketing effort that was underway.

Coal reclamation - China. In 1998 the Company activated Beard Sino-American Resources Co., Inc. ("BSAR") to pursue coal reclamation opportunities in China. BSAR has the exclusive license to utilize BTI's patented M/C Technology in China and has the latitude to sublicense the technology to other parties. BSAR had no revenues in 1998, and recorded $277,000 of SG&A expenses in connection with its efforts to market the technology.

Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment were $616,000, $503,000 and $301,000 in 1998, 1997 and
1996, respectively, with the increases reflecting the success of the developmental drilling program in the McElmo Dome field in Colorado from late 1996 through early 1998, coupled with higher pricing as a result of increased demand for CO2 from 1996 to 1997.

Results of operations for the CO2 Segment reflected an operating profit of $466,000 for 1998, $268,000 for 1997 and $184,000 for 1996. CO2 net sales volumes were 2,187,000 Mcf, 1,617,000 Mcf and 1,723,000 Mcf in 1998, 1997 and 1996,
respectively. The increase in operating profits in 1998 compared to 1997 was primarily the result of a 570,000 Mcf increase in sales volumes for 1998 compared to 1997 resulting from the successful development program which was begun in 1996 by the operator of the McElmo Dome field in Colorado. Sales volumes actually increased in 1997 compared to 1996 but adjustments by the operator to volumes reported for prior periods resulted in a net reduction of 106,000 Mcf to the Company's interest. The increase in operating profits in 1997 compared to 1996 was primarily the result of an increase from $0.18 per Mcf in 1996 to $0.31 in 1997 in the average prices received for the CO2.

Environmental remediation. Another subsidiary, added in 1997, utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. This is essentially a startup operation, and generated only $8,000 of revenues in 1998 and $13,000 in 1997. The segment produced an operating loss of $224,000 in 1998 versus $109,000 in 1997, reflecting a sharp increase in SG&A expenses due to a step up in the level of marketing effort during the current year.

Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $1,456,000 in 1998, $1,188,000 in 1997 and $1,032,000 in 1996. A higher level of general and administrative expenses impacted the bottom line in 1996 as the Company continued its pursuit of additional business opportunities. This trend continued in 1997 and 1998 as general and administrative expenses increased from the prior year's level as management continued to explore other business opportunities. In 1997, the parent company also incurred an impairment loss of $171,000 relating to underutilized land remaining from the 1993 Restructure (see note 4 to the financial statements).

Although the Company owns 80% of the common stock of Cibola Corporation ("Cibola"), it does not have operating or financial control of this gas marketing subsidiary. Cibola, formed in April of 1996, contributed $274,000, $185,000 and $99,000 of pre-tax net income to the Company for fiscal years 1998, 1997 and 1996, respectively, pursuant to a tax sharing agreement.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased to $2.7 million in 1998 from $1.3 million in 1997 and $1.1 million in 1996. SG&A expense incurred by the CR-U.S. Segment during 1998, which represents 36% of SG&A costs, increased by $831,000 over 1997 and by $108,000 in 1997 over the amounts for 1996. The large increase in 1998 was due to increased staffing and operations to meet the demands of the contracts relating to the coal projects in the Appalachian region of the United States. SG&A expense incurred by the CR-China Segment during 1998 increased to $277,000 from none in 1997. Other corporate SG&A increased from $1,028,000 in 1996 to $1,167,000 in 1997 and to
$1,430,000 in 1998 as the Company incurred expenses to pursue new investment opportunities in Mexico and other investment opportunities that failed to materialize.

Depreciation, depletion and amortization. The Company's depreciation, depletion and amortization expenses increased 1,452% in 1998 over 1997's expense and 24% in 1997 over 1996's expense. These increases were a consequence of the higher depreciable base which resulted from the expansions and capital expenditures made within the CR and CO2 Segments. The developmental drilling in the CO2 Segment accounted for most of the 1997 increase, and the MCN Projects accounted for the 1998 increase.

Other income or expenses, including impairment. In 1998, 1997 and 1996 the Company recognized $100,000, $328,000 and $180,000 for impairments to the carrying values of investments and other assets.

Interest income. The increase in interest income from $12,000 in 1996 to $183,000 in 1997 to $400,000 in 1998 is a result of the investment in commercial paper purchased with the cash from the sale, in October 1997, of the assets of the discontinued solid CO2 segment. See note 3 to the accompanying financial statements.

Interest expense.   Interest expense has increased from
$62,000 in 1996 to $134,000 in 1997 and to $964,000 in 1998.
Such increases reflect the higher level of debt incurred by corporate operations to meet working capital needs in 1997 and by the CR-U.S. Segment to fund the acquisition of equipment for the MCN Projects in 1998.

Gain on sale of assets. In 1998, the gain on the sale of assets of $8,000 reflected proceeds from the sale of certain assets that are in the process of being liquidated, principally drilling rigs and related equipment. These activities generated gains of $55,000 in 1997 and $178,000 in 1996.

Brine extraction/iodine manufacturing. The Company has an equity investment (40%) in North American Brine Resources ("NABR"), a joint venture for the extraction, production and sale of crude iodine. In the second half of 1996 NABR determined to reactivate its Woodward Plant (with iodine priced in the $17-18/kilogram range), which had been shut down since mid-1993 due to severely depressed iodine prices (bottomed at $7/kilogram in mid-1994). Beard's share of NABR's 1996 operating loss was approximately $43,000. The Company benefited in 1997 from the decision to reactivate the Woodward Plant as its share of NABR's operating income was $105,000.
The Company's share of NABR's 1998 operating income amounted to $64,000 before recording a loss of $360,000 representing its share of the $1,461,000 impairment loss recorded by NABR on its long-lived assets (see note 1 to the financial statements).

Income taxes. The Company has approximately $57.9 million of net operating loss carryforwards, investment tax credits, and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards and investment tax credit carryforwards before they begin to expire in 2004 and 1999, respectively. At December 31, 1998 and 1997, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations reflect state income and federal alternative minimum taxes of $100,000 and $40,000 for 1998 and 1997, respectively. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

Discontinued operations. On April 13, 1999, Beard entered into an agreement with ITF and its minority shareholders whereby (1) the original purchase price of the two properties purchased from the minority shareholders will be adjusted downward by canceling the $544,000 (balance of $414,000 at December 31, 1998) promissory note to the minority shareholders; (2) Beard will sell 22,321 shares of its ITF common stock for $1,000 and will grant a noncancelable and irrevocable proxy to the minority shareholders for its remaining 30% common ownership in ITF, thereby surrendering its operating and voting control of ITF; and, (3) ITF and Beard will restructure ITF's current indebtedness to Beard whereby ITF will (a) obtain a release of and assign to Beard $327,000 of certificates of deposit currently securing certain ITF debt obligations, and (b) will deliver two promissory notes to Beard totaling $2,053,000 (note A with a principal balance of $1,514,000 ("Note A") and note B with a principal balance of $539,000 ("Note B")). Note A will be secured by (a) a first mortgage on two of ITF's convenience store properties (the "C-stores"); and (b) a security interest in related equipment; and
(c) the ITF shares being sold to ITF (the "Collateral"). All proceeds from the sale of the two C-stores and Collateral will be applied first to Note A and then to Note B. Note A will not bear interest until both the C-stores are sold (the "Trigger Date") at which time the remaining principal, if any, will bear interest at 8% per annum. ITF has agreed to use its best efforts to sell the two C-stores within one year. Note B is unsecured and bears interest at 6% per annum until the Trigger Date at which time the interest rate increases to 8% per annum. No payment, other than from the proceeds from the sale of the C-stores and the Collateral, is required on either note until the Trigger Date, at which time equal monthly interest and principal payments become due over a 36-to-60 month period, based upon the amount of the unpaid principal balances of the notes at the Trigger Date.

Included in the 1998 operating results is a $1,603,000 estimated loss from the discontinuation of the ITF Segment. $1,256,000 of the loss represents the difference in the estimated fair value of Notes A and B and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Additionally, a provision of $347,000 was recognized for the estimated operating losses incurred by ITF from January 1, 1999 through March 31, 1999, the effective date of the transaction.

In August of 1998 the Company's Board of Directors adopted a plan to restructure the E/RR Segment and to discontinue the Other E/S Operations. Losses from the discontinued Other E/S Operations were $1,276,000, $951,000 and $684,000 in 1998, 1997 and 1996, respectively. Included in the accompanying statements of operations for the year ended December 31, 1998, is a $684,000 estimated loss expected from the discontinuation of the Other E/S Operations. $594,000 of the net loss represents the difference in the estimated amounts to be received from disposing of the Other E/S Operations assets and the assets' recorded values as of June 30, 1998. $534,000 of this loss was recorded in June 1998 and $60,000 of the loss was recorded in December 1998 upon the Company's review of the estimated realizable values of the remaining assets. $455,000 of the loss represents anticipated operating losses until disposal has been completed. Offsetting the expected losses is a $365,000 gain from early extinguishment of an obligation to the former owner of HDT. The gain represents the amount of the discounted obligation as of June 30, 1998. At December 31, 1998, the significant assets related to the Other E/S Operations consist primarily of equipment and accounts receivable with a recorded value of $905,000. The significant liabilities related to the Other E/S Operations consist of trade accounts payable totaling $110,000.

In October of 1997 the Company sold the business and substantially all of the assets (excluding cash and cash equivalents, notes receivable from the Company or related parties and deferred tax assets) of Carbonic Reserves, an 85%- owned subsidiary engaged in the manufacture of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The assumed liabilities included trade accounts payable and current and long-term debt obligations (excluding tax liabilities, employee related liabilities and indebtedness to the Company or related parties). The gain on the sale was $11,014,000 after deducting income taxes of $522,000. During the third quarter of 1998, the Company determined that it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the Asset Sale by $168,000. As of December 31, 1998, the solid CO2 segment had no significant assets. The significant liabilities of the solid CO2 segment consisted of accrued employee severance compensation of $155,000. Revenues applicable to the discontinued operations of Carbonic Reserves were $11,071,000 and $13,307,000 in 1997 and 1996, respectively. The segment had no revenues for 1998. Earnings from the discontinued solid CO2 segment were $121,000, $428,000, and $1,535,000 in 1998, 1997 and 1996, respectively.

As previously noted, the Company discontinued its real estate construction and development activities in January of 1997 in order to focus its attention on other segments which are considered to have greater potential for growth and profitability. During 1996 the Company sold three homes in a development adjacent to the Oak Tree Golf Club in Edmond, Oklahoma. As of December 31, 1998, the Company had sold all of the real estate construction and development assets (the "Assets") with the exception of one speculative home which is under contract for sale with a closing set in April 1999. Revenues applicable to these operations were $1,083,000 in 1996. Earnings from the discontinued real estate construction and development segment were $5,000 in 1996.

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

Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under "Liquidity and Capital Resources ---Effect of Recent Developments on Liquidity" contained in this Item 7.

Impact of Recently Issued Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provisions of SFAS No. 133 as of January 1, 2000 and such adoption is not expected to have a material impact on the Company's financial position or future results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 establishes reporting standards for start-up and organization costs. It broadly defines start-up activities and requires an entity to expense costs of start-up activities and organization costs as they are incurred. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company will adopt the provisions of SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of the provisions of SOP 98-5 to have a material impact on the Company's financial position or future results of operations.

Impact of Year 2000 Issue

State of Readiness and Costs.  In August of 1998 the
Company implemented a program to address its Year 2000 readiness (the "Program"). The Program addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Computer programs that do not properly recognize the difference could fail or create erroneous results. At this point the Company's assessment of its Year 2000 issues is not complete. Based upon its analysis to date, management is well down the road to concluding that the Company's inhouse computer systems will be Year 2000 compliant by December 31, 1999 and that our major exposure is related to future costs that may arise as a result of business disruptions caused by vendors, suppliers, banks, insurance providers and customers, or the possible loss of electric power or phone and fax service (the "External Parties"). Based upon its analysis to date, management's current estimate is that the total cost of the Program should not exceed $35,000.

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

At March 31, 1999, the inventory and priority assessment phases of the Program were underway, but had not yet been completed at either the parent or subsidiary company level. At the parent company level, the Company has only a PC network and uses only third-party-developed programs. The Company concluded that, at this level, its only problem area in terms of hardware resided in its file server and in two computer stations, all of which were replaced due to their age at a total cost of $10,000. The Company is examining its software currently and anticipates replacing the software not in compliance at a cost not to exceed $7,000. The Company believes that, at this level, its hardware and systems software are expected to be compliant. Prior to May 31, 1999, we hope to obtain from our software vendors assurances that all of the systems software supplied by them is Year 2000 compliant, or else have a clear picture of the upgrade path necessary to bring that software into compliance. We presently anticipate concluding systems software updates and compliance testing during our third quarter.

At the subsidiary level, we do know that all of these entities, insofar as their basic accounting and financial systems are concerned, use only basic PC's and utilize only purchased systems software, and no hardware or major software problems are anticipated with regard to such items. Neither our two principal operating subsidiaries nor our two principal investee companies have any equipment we are aware of with embedded processors or memory chips that would create a problem.

We are now in the process of obtaining Year 2000 assessment questionnaires from all of the External Parties whose services we rely upon, both at the parent and subsidiary company levels.

The Company believes that at the present time its Program is approximately 75% complete. The Company believes that by May 31, 1999, it will have identified any major deficiencies or exposures not previously identified, and that by September 30, 1999, it will have finalized the contingency and business continuation plans for the Company and all of its subsidiary entities.

Risks.   The failure to correct a material Year 2000
problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Parties. The Company believes that, upon completion of the Program, the possibility of interruptions of material consequence to normal operations will have been significantly reduced.

Readers are cautioned that forward-looking statements contained in the "Impact of Year 2000 Issue" should be read in conjunction with the Company's disclosures under the heading:
"FORWARD LOOKING STATEMENTS" found at the lead-in to Part I at page 3 of this Form 10-K.

Contingencies.   As indicated above, the Company has begun,
but not yet implemented, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and the External Parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by September 30, 1999.

Item 7A.  Quantiative and Qualitative Disclosures About Market Risk

At December 31, 1998, the Company had long-term debt of $25,899,000 of of which $23,717,000 was fixed-rate debt. The remaining debt of $2,182,000 bears interest at a rate which is adjusted annually to equal the national prime rate.

The termination of the MCNIC coal fines debt agreements effective January
31, 1999, will result in the elimination of $23,200,000 of the above fixed-rate debt. The discontinuance of the ITF Segment will result in the elimination of $2,652,000 of the Company's debt including all the Company's variable-rate debt. The remaining Company debt of $47,000 has fixed interest rates and the interest expense and operating results would not be affected by an increase in market interest rates.

The Company has no other market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data

                    The Beard Company and Subsidiaries
                      Index to Financial Statements
                 Forming a Part of Form 10-K Annual Report
                 to the Securities and Exchange Commission

                                                              		Page Number

Independent Auditors' Report

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997

  Statements of Operations, Years ended December 31, 1998, 1997 and 1996

  Statements of Shareholders' Equity, Years ended December 31, 1998, 1997 and 1996

  Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996

  Notes to Financial Statements, December 31, 1998, 1997 and 1996

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                               		           KPMG LLP

Oklahoma City, Oklahoma
April 13, 1999

                     THE BEARD COMPANY AND SUBSIDIARIES
                               Balance Sheets

                                             December 31,        December 31,
                Assets                          1998                 1997
                ------                       ------------        ------------
Current assets:
  Cash and cash equivalents                 $  5,190,000         $ 13,955,000
  Accounts receivable, less
   allowance for doubtful
   receivables of $69,000 in
   1998 and $75,000 in 1997                    1,386,000            1,654,000
  Other receivables (note 3)                           -            1,000,000
  Inventory                                      383,000              227,000
  Prepaid expenses and other  assets             259,000               95,000
  Current portion of notes receivable
   (note 5)                                       57,000                    -
                                            ------------         ------------
      Total current assets                     7,275,000           16,931,000
Notes receivable (note 5)                        354,000                    -
Investments and other assets                   1,887,000            1,580,000
Property, plant and equipment,
 at cost (note 6)                             32,921,000            6,247,000
    Less accumulated depreciation,
     depletion and amortization                5,139,000            4,300,000
                                            ------------         ------------
      Net property, plant and equipment       27,782,000            1,947,000
Intangible assets, at cost (note 7)              167,000              637,000
    Less accumulated amortization                128,000              143,000
                                            ------------         ------------
      Net intangible assets                       39,000              494,000
                                            ------------         ------------
                                            $ 37,337,000         $ 20,952,000
                                            ============         ============

        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities:
  Trade accounts payable                    $    677,000         $    533,000
  Accrued expenses (note 3)                    1,385,000              892,000
  Income taxes payable (note 11)                 100,000              541,000
  Redeemable preferred stock purchase and
   redemption obligation (note 4)                      -            4,005,000
  Other obligations (note 3)                           -              900,000
Current maturities of long-term debt (note 8)    119,000              136,000
                                            ------------         ------------
      Total current liabilities                2,281,000            7,007,000
                                            ------------         ------------
Long-term debt less current maturities
 (note 8)                                     25,780,000              519,000
Minority interest in consolidated
 subsidiaries                                          -              104,000
Redeemable preferred stock of $100 stated
 value; 5,000,000 shares authorized;
 27,838 shares issued outstanding
  in 1998 and 1997                               889,000              889,000
Common shareholders' equity:
  Common stock of $.001 par value
   per share; 10,000,000 shares
   authorized; 2,832,129 shares
   issued and outstanding in 1998
   and 1997                                        3,000                3,000
  Capital in excess of par value              37,747,000           37,911,000
  Accumulated deficit                        (27,819,000)         (23,962,000)
  Treasury stock, 310,890 and 303,890
   shares, at cost in 1998 and 1997,
   respectively (note 1)                      (1,544,000)          (1,519,000)
                                            ------------         ------------
      Total common shareholders' equity        8,387,000           12,433,000
                                            ------------         ------------
Commitments and contingencies
  (notes 4, 10, and 14)                     $ 37,337,000         $ 20,952,000
                                            ============         ============

See accompanying notes to financial statements.

                  THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Operations

                                                  Year Ended December 31,
                                                  -----------------------
                                            1998           1997         1996
                                            ----           ----         ----
Revenues:
  Coal reclamation                      $  8,585,000  $     1,000  $     15,000
  Carbon dioxide                             616,000      503,000       301,000
  Environmental remediation                    8,000       13,000             -
  Other                                       37,000       58,000        61,000
                                        ------------  -----------  ------------
                                           9,246,000      575,000       377,000

Expenses:
  Coal reclamation (exclusive of
   depreciation, depletion and
   amortization shown separately below)    5,110,000      120,000       103,000
  Carbon dioxide (exclusive of depreciation,
   depletion and amortization shown
   separately below)                         119,000      103,000        97,000
  Environmental remediation (exclusive of
   depreciation, depletion and
   amortization shown separately below)      185,000       96,000             -
  Selling, general and administrative      2,731,000    1,297,000     1,073,000
  Depreciation, depletion and amortization   869,000       56,000        45,000
  Impairment of long-lived assets (notes 1
   and 16)                                         -      171,000             -
  Other                                       45,000       43,000        47,000
                                        ------------  -----------  ------------
                                           9,059,000    1,886,000     1,365,000
Operating profit (loss):
  Coal reclamation                         1,401,000     (282,000)     (140,000)
  Carbon dioxide                             466,000      268,000       184,000
  Environmental remediation                 (224,000)    (109,000)            -
  Other, principally corporate            (1,456,000)  (1,188,000)   (1,032,000)
                                        ------------  -----------  ------------
                                             187,000   (1,311,000)     (988,000)
Other income (expense):
  Interest income                            400,000      183,000        12,000
  Interest expense                          (964,000)    (134,000)      (62,000)
  Equity in net earnings (loss) of
   unconsolidated affiliates                 (71,000)     274,000        56,000
  Gain on sale of assets                       8,000       55,000       178,000
  Impairment of investments and other
   assets (notes 1 and 16)                  (100,000)    (328,000)     (180,000)
  Other                                       67,000       13,000         3,000
                                        ------------  -----------  ------------
Loss from continuing operations
 before income taxes                        (473,000)  (1,248,000)     (981,000)
Income taxes from continuing operations
 (note 11)                                  (100,000)     (40,000)            -
                                        ------------  -----------  ------------
Loss from continuing operations             (573,000)  (1,288,000)     (981,000)

Discontinued operations (note 3):
  Earnings (loss) from discontinued
   operations (less applicable income
   taxes of $33,000 in 1997)              (1,165,000)    (712,000)      846,000
  Loss from discontinuing real estate
   construction and development activities         -            -      (180,000)
  Loss from discontinuing other
   environmental services activities        (684,000)           -             -
  Loss from discontinuing interstate
   travel facilities activities           (1,603,000)           -             -
  Gain on sale of dry ice manufacturing
   and distribution business (less
   applicable income taxes of $522,000
   in 1997)                                  168,000   11,014,000             -
                                        ------------  -----------  ------------
  Earnings (loss) from discontinued
   operations                             (3,284,000)  10,302,000       666,000
                                        ------------  -----------  ------------
Net earnings (loss)                     $ (3,857,000) $ 9,014,000  $   (315,000)
                                        ============  ===========  ============
Net earnings (loss) attributable to
 common shareholders (note 4)           $ (3,857,000) $ 5,225,000  $   (315,000)
                                        ============  ===========  ============
Net earnings (loss) per
 average common share outstanding:
  Basic and diluted:
    Loss from continuing operations     $      (0.23) $     (0.46) $      (0.35)
    Earnings (loss) from discontinued
     operations                                (1.29)        2.32          0.24
                                        ------------  -----------  ------------
Net earnings (loss)                     $      (1.52) $      1.86  $      (0.11)
                                        ============  ===========  ============
Weighted average common shares
 outstanding - basic and diluted           2,542,000    2,808,000     2,756,000
                                        ============  ===========  ============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                    Statements of Shareholders' Equity
                                                                                     Total
                                      Capital in                                    Common
                              Common  Excess of    Accumulated      Treasury     Shareholders'
                               Stock  Par Value       Deficit         Stock         Equity
                              ------  ----------   ------------   ------------   -------------
Balance, December 31,  1995  $ 3,000  $41,446,000  $(32,661,000)  $          -   $ 8,788,000
 Net loss, year ended
  December 31, 1996                -            -      (315,000)             -      (315,000)
 Issuance of 68,244
  shares of common stock           -      183,000             -              -       183,000
                             -------  -----------  ------------   ------------   -----------
Balance, December 31, 1996     3,000   41,629,000   (32,976,000)             -     8,656,000
 Net earnings, year ended
  December 31, 1997                -            -     9,014,000              -     9,014,000
 Issuance of 33,055 shares
  of common stock                  -       71,000             -              -        71,000
 Purchase of 303,890 shares
  of common stock (note 1)         -            -             -     (1,519,000)   (1,519,000)
 Accretion of preferred
  stock (note 4)                   -   (3,789,000)            -              -    (3,789,000)
                             -------  -----------  ------------   ------------   -----------
Balance, December 31, 1997     3,000   37,911,000   (23,962,000)    (1,519,000)   12,433,000
 Net loss, year ended
  December 31, 1998                -            -    (3,857,000)             -    (3,857,000)
 Sale of 37,500 shares
  of treasury stock                -     (112,000)            -        188,000        76,000
 Issuance of 11,000 shares
  of treasury stock for
  stock option exercises           -      (52,000)            -         52,000             -
 Purchase of 55,500 shares
  of common stock (note 1)         -            -             -       (265,000)     (265,000)
                             -------  -----------  ------------   ------------   -----------
Balance, December 31, 1998   $ 3,000  $37,747,000  $(27,819,000)   $(1,544,000)  $ 8,387,000
                             =======  ===========  ============   ============   ===========

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Cash Flows

                                               Year Ended December 31,
                                               -----------------------
                                         1998          1997            1996
                                         ----          ----            ----
Operating activities:
  Cash received from customers      $ 15,615,000   $ 17,189,000   $ 17,763,000
  Cash paid to suppliers and
   employees                         (15,472,000)   (16,520,000)   (17,045,000)
  Cash received from settlement of
   take-or-pay contract                        -              -        539,000
  Interest received                      512,000         83,000         15,000
  Interest paid                       (1,151,000)      (386,000)      (348,000)
  Taxes paid                            (358,000)       (54,000)             -
                                    ------------   ------------   ------------
    Net cash provided by (used in)
     operating activities               (854,000)       312,000        924,000
                                    ------------   ------------   ------------

Investing activities:
  Acquisition of property, plant and
   equipment                          (1,792,000)    (1,517,000)    (1,765,000)
  Proceeds from sale of business       1,000,000     18,425,000              -
  Proceeds from sale of assets           275,000        352,000        434,000
  Purchase of minority interest         (900,000)             -              -
  Acquisition of travel facilities,
   net of cash acquired of $49,000      (886,000)             -              -
  Purchase of certificates of deposit   (327,000)             -              -
  Other investments                     (251,000)       106,000        128,000
                                    ------------   ------------   ------------
    Net cash provided by (used in)
     investing activities             (2,881,000)    17,366,000     (1,203,000)
                                    ------------   ------------   ------------

Financing activities:
  Proceeds from line of credit and
   term notes                            328,000      1,764,000      3,728,000
  Payments on line of credit and
   term notes                         (1,165,000)    (4,302,000)    (3,331,000)
  Purchase of treasury stock            (265,000)    (1,519,000)             -
  Preferred stock repurchase          (4,005,000)             -              -
  Proceeds from issuance of
   common stock                           76,000         71,000         45,000
  Other                                    1,000       (112,000)        (8,000)
                                    ------------   ------------   ------------
    Net cash provided by (used in)
     financing activities             (5,030,000)    (4,098,000)       434,000
                                    ------------   ------------   ------------
Net increase (decrease) in cash and cash
 equivalents                          (8,765,000)    13,580,000        155,000
Cash and cash equivalents at beginning
 of year                              13,955,000        375,000        220,000
                                    ------------   ------------   ------------
Cash and cash equivalents at end of
 year                               $  5,190,000   $ 13,955,000   $    375,000
                                    ============   ============   ============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                        Statements of Cash Flows

Reconciliation of Net Earnings (Loss) to Net Cash Provided By (Used In) Operating Activities:

                                              Year Ended December 31,
                                              -----------------------
                                       1998            1997           1996
                                       ----            ----           ----
Net earnings (loss)               $ (3,857,000)   $  9,014,000   $   (315,000)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by (used in) operating
 activities:
  Loss from discontinued operations  2,119,000               -        180,000
  Depreciation, depletion and
   amortization                      1,366,000       1,297,000      1,313,000
  Gain on sale of assets               (16,000)    (11,549,000)      (171,000)
  Provision for uncollectible accounts
   and notes                            73,000         113,000         28,000
  Impairment of investments and other
   assets                              100,000         328,000        180,000
  Impairment of long-lived assets            -         285,000              -
  Net cash used by discontinued
   operations offsetting accrued
   impairment loss                    (300,000)              -              -
  Gain on take-or-pay contract
   settlement                                -               -       (400,000)
  Equity in net (income) loss of
   unconsolidated affiliates            71,000        (274,000)       (56,000)
  Minority interest in operations
   of consolidated subsidiaries       (285,000)        (49,000)       (13,000)
  Interest and other costs
   (capitalized) recognizedon real
   estate project                            -         357,000        (94,000)
  Other                                 33,000          (9,000)        36,000
  (Increase) decrease in accounts
   receivable, other receivables,
   prepaid expenses and other
   current assets                       79,000      (1,022,000)      (114,000)
  (Increase) decrease in inventories    (8,000)      1,069,000        134,000
  Increase (decrease) in trade
   accounts payable, accrued expenses
   and other liabilities              (229,000)        752,000        216,000
                                  ------------    ------------   ------------
  Net cash provided by (used in)
   operating activities           $   (854,000)   $    312,000   $    924,000
                                  ============    ============   ============

Supplemental Schedule of Noncash Investing and Financing Activities:

Purchase of property, plant and
 equipment and intangible
 assets through issuance of
 debt obligations                 $ 24,127,000    $     86,000   $    588,000
                                  ============    ============   ============
Purchase of travel facilities
 through the sale of a subsidiary's
 common stock                     $    181,000    $          -   $          -
                                  ============    ============   ============
Purchase of travel facilities
 through the issuance of a debt
 obligation and assumption of
 debt obligations                 $  2,319,000    $          -   $          -
                                  ============    ============   ============
Purchase of business for a
 contingent payment obligation    $          -    $          -   $    301,000
                                  ============    ============   ============
Contribution of equipment for
 equity investment                $     20,000    $          -   $          -
                                  ============    ============   ============
Purchase of business for note
 payable subsequently converted
 to common stock                  $          -    $          -   $    138,000
                                  ============    ============   ============
Accounts payable, accrued expenses
 and other debt obligations
 assumed by the purchaser from the
 sale of the dry ice manufacturing
 and distribution business        $          -    $  2,813,000   $          -
                                  ============    ============   ============
Holdback receivable from the sale
 of the dry ice manufacturing
 and distribution business        $          -    $  1,000,000   $          -
                                  ============    ============   ============
Stock purchase obligation resulting
 from the sale of the dry ice
 manufacturing and distribution
 business                         $          -    $    900,000   $          -
                                  ============    ============   ============
Sale of property, plant and equipment
 for notes receivable             $    359,000    $          -   $          -
                                  ============    ============   ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996

(1)  Summary of Significant Accounting Policies
The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

Nature of Business
The Company's current significant operations are within the following segments: (1) the Coal Reclamation-U.S. ("CR-U.S.") Segment, consisting of the coal reclamation activities and services related to the Company's patented Mulled Coal Technology (the "M/C Technology"); (2) the Coal Reclamation-China ("CR-China") Segment, consisting of the Company's efforts to develop coal reclamation operations in China utilizing the M/C Technology; (3) the carbon dioxide ("CO2") Segment, consisting of the production of CO2 gas; (4) the Well Testing ("WT") Segment, consisting of the Company's 50% ownership in a company involved in natural gas well testing operations in northeastern Mexico; (5) the environmental remediation ("ER") Segment, consisting of the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination; and (6) the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment, consisting of the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

Principles of Consolidation and Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiaries in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in the accompanying financial statements.

The Company operated in the interstate travel facilities business (the "ITF" Segment) following its acquisition of four travel facilities in February 1998. As discussed in note 3, in April 1999, the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment. Also, as discussed in note 3, in August 1998 the Company's Board of Directors adopted a formal plan to discontinue its other environmental services operations (the "Other E/S Operations"), conducted principally by Whitetail Services, Inc. ("Whitetail"), Horizontal Drilling Technologies, Inc. ("HDT") and Incorporated Tank Systems.

In prior years, the Company also operated in (i) the real estate construction and development segment which was discontinued through sale in January 1997; and (ii) the dry ice (solid CO2) manufacturing and distribution business, included in the CO2 Segment which was discontinued through sale in October 1997.

The coal reclamation activities conducted by Beard
Technologies, Inc. and Beard Sino-American Resources Co., Inc.
now comprise the CR-U.S. Segment and CR-China Segment, respectively. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment.

Use of estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents approximated $3,954,000 and $13,181,000 at December 31, 1998 and 1997, respectively, and consist of investments in short-term commercial paper whose remaining terms at the date of purchase are less than 90 days. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory
As of December 31, 1998, inventory consisted primarily of gasoline and grocery items located at the Company's interstate travel facilities, at cost of $156,000; and one speculative home, at cost of $227,000, remaining from the real estate construction and development business. At December 31, 1997, inventory consisted of the remaining speculative home. Inventory is valued at lower of cost or net realizable value (see note 2).

Costs associated with the acquisition, development and construction of the real estate project were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Accordingly, during 1996, $30,000 of general and administrative costs that related directly to the project were capitalized as inventory costs, and at December 31, 1998 and 1997, inventories included approximately $24,000 of such costs. The Company also capitalized interest costs during the construction phase of the project and in 1996 capitalized interest costs of $94,000. As previously discussed, the Company discontinued its real estate construction and development segment in January 1997 and therefore did not incur any costs related to the real estate construction and development project during 1998 or 1997.

Investments
Investments are accounted for principally by the use of the equity method, and consist primarily of a 40% interest in North American Brine Resources ("NABR"), a joint venture which extracts iodine from saltwater brine, a 50% interest in a company involved in natural gas well testing operations in northeastern Mexico, and 10% to 32% interests in certain real estate limited partnerships for which the Company does not serve as general partner. The summarized financial position and operating results of NABR (the Company's most significant equity investment) for each of the three years ended December 31 are as follows:

                                       1998             1997            1996
                                       ----             ----            ----
Current assets                     $ 1,156,000     $   938,000     $   778,000
Noncurrent assets                    1,197,000       3,350,000       3,746,000
Current liabilities                   (196,000)       (751,000)       (580,000)
Noncurrent liabilities                       -               -        (540,000)
                                   -----------     -----------     -----------
Venture equity                     $ 2,157,000     $ 3,537,000     $ 3,404,000
                                   ===========     ===========     ===========
Net sales                            2,355,000       2,638,000         263,000
Gross margin                           426,000         606,000         102,000
Net income (loss)                  $(1,380,000)    $   133,000     $  (468,000)
                                   ===========     ===========     ===========
Company's recorded share of
 net income (loss)                 $  (296,000)    $   105,000     $   (43,000)
                                   ===========     ===========     ===========

The Company's carrying value of its investment in NABR on December 31, 1998, was approximately $863,000, equal to its 40% ownership in the underlying equity of NABR. For the year ended December 31, 1998, NABR recorded an impairment loss related to the recoverability of its long-lived assets of $1,461,000 due to a decrease in the projected cash flows from the iodine reserves at the Woodward Plant and the resultant shorter life of the underlying plant assets. The Company's share of NABR's 1998 operating income amounted to $64,000 before recording a loss of $360,000, representing its share of the impairment loss recorded by NABR on its long-lived assets. In 1992 and 1994, the Company recorded $529,000 and $408,000, respectively, of economic impairment of its investment in NABR due to the closure of NABR's larger iodine plant and low iodine prices. NABR did not record economic impairment of its assets at the venture level. Starting in 1993, Beard began amortizing the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity based on the expected useful life of the iodine plant and certain maintenance costs incurred by NABR during the closure period. As a result of higher iodine prices, the closed iodine plant was reopened in late 1996. Beard amortized $256,000, $51,000 and $144,000 of the difference between the carrying amount of its investment in NABR and its share of NABR's recorded equity in 1998, 1997 and 1996, respectively.

In October 1998, the Company contributed $353,000 for a 50% ownership in ITS-Testco, L. L. C. ("ITS-Testco"). ITS-Testco, through its wholly-owned Mexican subsidiary, Testco Inc. de Mexico, S. A. de C. V., is involved in natural gas well testing operations in northeastern Mexico. Management does not feel it has financial control of ITS-Testco's operations and therefore accounts for ITS-Testco as an equity investment. Beard recorded a loss of $35,000 related to its share of ITS-Testco's 1998 operations. ITS-Testco had no significant operations in Mexico in 1998.

As of December 31, 1998, the Company has $327,000 of certificates of deposit, with interest rates ranging from 4.70% to 5.33%, maturing on May 22, 1999 to October 28, 1999. The certificates of deposit are securing certain of the Company's debt obligations (see note 8).

The Company owns 80% of the outstanding common stock of Cibola Corporation, a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by the minority common stockholders and preferred stockholders of Cibola. The Company's equity in the earnings of Cibola were $274,000, $185,000 and $99,000 of pretax income from its ownership interest of Cibola in 1998, 1997 and 1996, respectively.

The Company's equity in other investees' operations and net assets is not material to the Company's results of operations or financial position. The Company recorded provisions totaling $152,000 and $180,000 in 1997 and 1996, respectively, for economic impairment of an unsecured note with a face value of $362,000 held by the Company in a research and development entity. The Company also recorded provisions of $100,000 and $176,000 in 1998 and 1997, respectively, for economic impairment of other investments.

Property, Plant and Equipment
Property, plant and equipment are depreciated by use of the straight-line method using estimated asset lives of 3 to 40 years. Depreciation, depletion and amortization of properties producing CO2 are computed by the units-of-production method using estimates of unrecovered proved developed CO2 reserves.

The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated depreciation, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

Intangible Assets
Identifiable intangible assets, comprised primarily of patents and licensing fees, are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years. The excess of acquisition cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, generally, 10 to 15 years. Intangible assets are evaluated periodically, and if conditions warrant, an impairment valuation allowance is provided. The Company assesses recoverability of its intangible assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." This
Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The operating trends of a subsidiary included in the Company's Other E/S Operations indicated that the undiscounted future net cash flows from the subsidiary would be less than the carrying value of its long-lived assets. Accordingly, in the fourth quarter of 1997, the Company recognized an impairment loss of $114,000 which is reported in discontinued operations in the accompanying statements of operations. The Company also recorded an impairment loss of $171,000 in the fourth quarter of 1997 related to underutilized land owned by the Company. As a result of the 1993 Restructure (see note 4), the Company retained certain land which was once utilized as oil and gas drilling and servicing supply yards. The supply yards have been inactive since the Company's 1993 Restructure.

The impairment losses are a result of differences between carrying value and the estimated fair value (based on appraised and quoted replacement values) of the long-lived assets.

Fair Value of Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts and notes receivable, other current assets, trade accounts payables, accrued expenses, redeemable preferred stock purchase and redemption obligation and other current obligations approximate fair value because of the short maturity of those instruments. At December 31, 1998 and 1997, the fair value of the long-term debt and non-current notes receivable were not significantly different than their carrying value. Redeemable preferred stock is carried at estimated fair value.

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

Treasury Stock
In September 1998, the Company announced a plan to repurchase up to 200,000 shares of its outstanding common stock. In 1998, the Company repurchased approximately 55,500 shares for $265,000. Subsequent to December 31, 1998, the Company has repurchased approximately 61,000 shares for a total consideration of $235,000. In November 1997, the Company repurchased approximately 304,000 shares of its common stock for approximately $1,519,000. The Company holds repurchased stock as treasury stock.

Stock Option Plan
On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize over the vesting period the fair value on the date of grant of all stock-based awards. Alternatively, SFAS No. 123 also allows entities to continue to apply provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Companies that continue to apply the provisions of APB No. 25 are required by SFAS No. 123 to disclose pro forma net earnings and net earnings per share for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25, and has provided the pro forma disclosures required by SFAS No. 123.

Mandatorily Redeemable Preferred Stock
The Company's preferred stock is accounted for at estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually, if necessary, for the estimated accretion with a corresponding reduction of capital in excess of par value of common stock. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders.

Earnings (Loss) Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings (loss) per share. The statement required that all prior period earnings
(loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 was not material to the Company's prior periods' earnings (loss) per share data.

Under the provision of SFAS No. 128, basic earnings (loss) per share data is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury method) and if the Company's preferred stock were converted to common stock.

Diluted earnings (loss) per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all years presented. Net earnings for 1997 were reduced by one-third of "consolidated net income" which accreted directly to the mandatorily redeemable preferred shareholders. For purposes of earnings per share, such accretion reduced earnings from discontinued operations which resulted from the gain on sale of the business and substantially all of the assets of Carbonic Reserves.

Comprehensive Income
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no items of comprehensive income as defined by SFAS No. 130 not included in the accompanying statements of operations; therefore, statements of comprehensive income have not been presented in the accompanying financial statements.

Reclassifications
Certain 1997 and 1996 balances have been reclassified to conform to the 1998 presentation.


(2)  Acquisitions
ITF Segment
On February 9, 1998, the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), purchased two travel facilities located along Interstate Highway I-40 in eastern Oklahoma for a cash consideration of $490,000. Both travel facilities are geared toward the needs of interstate highway travelers and each included a service station, convenience store and a restaurant. The fair value of identifiable tangible and intangible net assets acquired approximated $628,000 on the acquisition date. The excess of the fair value of the travel facilities' assets acquired over the purchase price was reallocated among the long-lived assets acquired.

On February 27, 1998, ITF acquired two additional travel facilities and an undeveloped parcel of land located along Interstate Highway I-35 in central Oklahoma. These travel facilities are also geared toward the needs of interstate highway travelers. The first travel facility includes a service station, convenience store and a restaurant. The second travel facility includes a service station and a convenience store. The purchase price consisted of cash of $322,000; a fifteen-year, unsecured, 5.93% $544,000 promissory note, valued at $407,000 (discounted using a 10% interest rate); the assumption by ITF of three mortgage notes payable approximating $1,336,000 (see note 8), owed by the former owner of the facilities; and 20% of the Company's ownership in ITF, valued at $181,000. Approximately $1,051,000 of costs in excess of fair value of the net assets acquired was recorded as goodwill and was being amortized over 15 years.

On May 20, 1998, ITF acquired the assets of a truck wash located along Interstate Highway I-44 in Tulsa, Oklahoma for $699,000. The facility consists of two inside truck washing bays. The Company financed $576,000 of the asset acquisition with a promissory note (see note 8). The fair value of the identifiable tangible assets approximated $870,000 on the acquisition date. The excess of the fair value of the assets acquired over the purchase price was reallocated among the long-lived assets acquired.

As discussed in note 3, on April 9, 1999, the Company's Board of Directors approved a plan to discontinue its ITF Segment.

CR-US Segment
On June 30, 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for $24,000,000. BMLLC financed the purchase with a $24,000,000 loan from MCNIC Pipeline & Processing Company ("MCNIC") which was secured solely by the equipment (see note 8). BMLLC leased the Equipment to Beard Technologies, Inc. ("BTI") a wholly-owned subsidiary of Beard, which operated and maintained the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of MCNIC. The monthly lease payments equaled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's. MCNIC had released the Company and BTI in connection with any claim resulting from the inaccuracy of any representation or warranty made by BMLLC in any loan document, or BMLLC's breach or failure to perform or satisfy any covenant, agreement, obligation or condition in any loan document, except with respect to claims arising from fraud or willful misconduct by BTI or the Company and MCNIC's right to obtain BTI's ownership interest in BMLLC pursuant to a Pledge and Security Agreement from BTI to MCNIC. But for those exceptions, MCNIC had no recourse against the Company or BTI in connection with any default by BMLLC under any loan document.

Concurrent with BMLLC's acquisition of the Equipment, BTI entered into operating agreements with the LLC's to provide services for which it was being compensated in 1998 under a cost-plus arrangement pursuant to which it received a minimum profit of $100,000 per month (the "Operating Agreements"). The operating agreements provided that, solely for determining BTI's compensation thereunder, the agreements were deemed to have been effective April 1, 1998.

On December 16, 1998, the LLC's terminated the Operating
Agreements effective January 31, 1999. BTI has retained a reduced work force at the plants for security reasons, for which BTI is reimbursed half of its operating cost.

On March 19, 1999, BTI and MCNIC entered into an agreement whereby BTI assigned its 100% interest in BMLLC to MCNIC in exchange for a release from MCNIC of any obligations BTI has or would have had as an interest owner in BMLLC (the "Exchange Agreement"). As a result of the Exchange Agreement, the Company was relieved of its obligations under the promissory note and the related loan documents in exchange for its ownership in the Equipment. The Company does not anticipate it will incur a significant gain or loss from the Exchange Agreement as the remaining net book value of the Equipment approximated the remaining principal balance of the promissory note as of December 31, 1998.

Other E/S Operations
In May 1996, the Company acquired 80% of the outstanding common stock of Horizontal Drilling Technologies, Inc. for $482,000. The purchase price consisted of a non-interest bearing contingent payment obligation valued at $301,000 (see notes 2 and 8), a non-interest bearing $150,000 note, valued at $137,000 (discounted using a 10% interest rate), convertible at the option of the holder into common stock of the Company, and 20% of the Company's ownership, valued at $44,000, in an existing subsidiary involved in the Company's Other E/S Operations. The non-interest bearing note was converted into 50,000 shares of the Company's common stock in July 1996 using the Company's closing stock price of $3.00 on the date of the conversion. Approximately $339,000 of cost in excess of fair value of the net assets acquired was recorded as goodwill and was being amortized on a straight-line basis over 30 years. As discussed in note 3, in August 1998, the Company's Board of Directors approved a plan to discontinue the Company's Other E/S Operations, which included HDT.

The above acquisitions have been accounted for by the purchase method and accordingly, the results of operations of HDT, the travel facilities and other acquired assets have been included in the Company's financial statements from their respective acquisition dates.

Had the Company acquired HDT as of January 1, 1996, revenues, net loss and net loss per share on a pro-forma basis would not have been materially different than 1996 amounts reported in the accompanying statements of operations. The Company considers the acquisition of the travel facilities and the Equipment as asset acquisitions; therefore, no pro forma financial information has been reported in the accompanying financial statements.

(3)  Discontinued Operations
ITF Segment
On April 9, 1999, the Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. Accordingly, the results of operations have been reported as discontinued for 1998, the first year of operations for the segment. Revenues and losses applicable to the segment were $4,437,000 and $741,000, respectively, for the period.

On April 13, 1999, Beard entered into an agreement with ITF and its minority shareholders whereby (1) the original purchase price of the two properties purchased from the minority shareholders will be adjusted downward by canceling the $544,000 (balance of $414,000 at December 31, 1998) promissory note to the minority shareholders; (2) Beard will sell 22,321 shares of its ITF common stock for $1,000 and will grant a noncancelable and irrevocable proxy to the minority shareholders for its remaining 30% common ownership in ITF, thereby surrendering its operating and voting control of ITF; and, (3) ITF and Beard will restructure ITF's current indebtedness to Beard whereby ITF will (a) obtain a release of and assign to Beard $327,000 of certificates of deposit currently securing certain ITF debt obligations, and (b) will deliver two promissory notes to Beard totaling $2,053,000 (note A with a principal balance of $1,514,000 ("Note A") and note B with a principal balance of $539,000 ("Note B")). Note A will be secured by (a) a first mortgage on two of ITF's convenience store properties (the "C-stores"); and (b) a security interest in related equipment; and (c) the ITF shares being sold to ITF (the "Collateral"). All proceeds from the sale of the two C-stores and Collateral will be applied first to Note A and then to Note B. Note A will not bear interest until both the C-stores are sold (the "Trigger Date") at which time the remaining principal, if any, will bear interest at 8% per annum. ITF has agreed to use its best efforts to sell the two C-stores within one year. Note B is unsecured and bears interest at 6% per annum until the Trigger Date at which time the interest rate increases to 8% per annum. No payment, other than from the proceeds from the sale of the C-stores and the Collateral, is required on either note until the Trigger Date, at which time equal monthly interest and principal payments become due over a 36-to-60 month period, based upon the amount of the unpaid principal balances of the notes at the Trigger Date.

Included in the accompanying statement of operations for 1998 is a $1,603,000 estimated loss from the discontinuation of the ITF Segment. $1,256,000 of the loss represents the difference in the estimated fair value of Notes A and B and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Beard recorded the loss as a reduction in goodwill resulting from the purchase of the ITF facilities, with the remaining $205,000 recorded as a reduction in ITF's property, plant and equipment. Additionally, a provision of $347,000 was recognized for the estimated operating losses incurred by ITF from January 1, 1999 through March 31, 1999, the effective date of the transaction.

As of December 31, 1998, the significant assets related to the ITF Segment consist of inventory, the travel facilities and a truck wash with a recorded value of $4,137,000. The significant liabilities of the segment consist of trade accounts payable and bank debt associated with the travel facilities and truck wash totaling $2,929,000.

Other E/S Operations
In August 1998, the Company's Board of Directors adopted a formal plan to restructure the E/RR Segment (see note 2) and to discontinue the Other E/S Operations. Accordingly, the results of the Other E/S Operations have been reported as discontinued for all periods presented in the accompanying statements of operations. Revenues applicable to the discontinued segment were $1,536,000, $5,233,000 and $3,000,000 for 1998, 1997 and
1996, respectively. Losses from the discontinued operations were $424,000, $1,140,000 and $694,000 in 1998, 1997 and 1996,
respectively. Losses from discontinued operations approximated $300,000 from the date operations were discontinued to December 31, 1998, and reduced the accrued liability established in the second quarter for such losses by a corresponding amount.

As of December 31, 1998, the significant assets related to the Other E/S Operations consist primarily of equipment and accounts receivable with a recorded value of $905,000. The significant liabilities related to the Other E/S Operations consist of trade accounts payables totaling $110,000.

Included in the accompanying statements of operations for the year ended December 31, 1998, is a $684,000 estimated loss expected from the discontinuation of the Other E/S Operations. $594,000 of the loss represents the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values as of June 30, 1998. $534,000 of this loss was recorded in June 1998 and $60,000 of the loss was recorded in December 1998 upon the Company's review of the estimated realizable values of the remaining assets. $455,000 of the loss represents anticipated operating losses until disposal of such assets has been completed. Offsetting the expected losses is a $365,000 gain from early extinguishment of an obligation to the former owner of HDT. The obligation was originally incurred by the Company as a result of its acquisition of 80% of HDT's outstanding common stock and was payable only from 80% of the cash flows (prescribed under the obligation agreement) of HDT and Whitetail. The gain represents the discounted obligation balance as of June 30, 1998.

The Company has sold a portion of the Other E/S Operations equipment for a total price of $581,000, since its date of discontinuance. $359,000 of the equipment sales were for various notes receivable with terms ranging from three to seven years. The Company is actively seeking opportunities to sell the remaining Other E/S Operations equipment and anticipates the assets will be disposed of by December 31, 1999.

Solid CO2 Segment
In October 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%- owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale").

The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). Results of operations of the solid CO2 segment have been reported as discontinued operations for the years ended December 31, 1997 and 1996 in the accompanying statements of operations. Revenues applicable to the discontinued solid CO2 segment operations were $11,071,000 and $13,307,000 in 1997 and 1996, respectively. Earnings from the discontinued solid CO2 segment were $428,000 and $1,535,000 in 1997 and 1996, respectively. During the third quarter of 1998, the Company determined it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the Asset Sale by $168,000. The Company reduced its estimated state income tax liability and recognized an additional $168,000 gain on the Asset Sale in the third quarter of 1998. The gain is presented in discontinued operations in the accompanying statements of operations.

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

Concurrent with the Asset Sale, the Company agreed to purchase the Carbonic Reserves minority shareholder's common stock for $900,000, which was paid by the Company in January 1998. The stock purchase obligation was included in other current obligations on the balance sheet as of December 31, 1997, and reduced the related gain.

As of December 31, 1998, the solid CO2 segment had no significant assets. The significant liabilities of the solid
CO2 segment consisted of accrued employee severance compensation of $155,000.

Real Estate Segment
In 1996, the Company recorded a loss of $180,000, from discontinuing its real estate construction and development activities which represented the difference in the estimated amounts to be received from disposing of the real estate construction and development assets and the assets' recorded values as of December 31, 1996. Revenues and earnings applicable to the real estate activities were $1,083,000 and $5,000 in 1996, respectively. During 1997, the Company sold $1,534,000 of the real estate construction and development assets, which approximated amounts the Company estimated that it would receive from selling those assets.

As of December 31, 1998, the remaining asset of the real estate construction and development segment consisted of one speculative home at cost of approximately $227,000. In March 1999, the Company signed an agreement to sell the home for $235,000. The sale is expected to close on April 19, 1999.

(4)  1993 Restructure; Redeemable Preferred Stock
As a result of a restructure (the "Restructure") effected in October of 1993 with four institutional lenders (the "Institutions"): (a) substantially all of the oil and gas assets of Beard's subsidiary, Beard Oil Company ("Beard Oil") were sold to a company owned by the Institutions; (b) $101,498,000 of long-term debt and other obligations were effectively eliminated; and (c) the Institutions received 25% of Beard's then outstanding common stock and $9,125,000 stated value (91,250 shares, or 100%) of Beard's then outstanding preferred stock.

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

In January 1997, three of the four Institutions sold their common and preferred shares to five individuals. These individuals (the "Sellers") thereafter sold such shares to the Company (the "Repurchase"). Repurchase of the common (303,890 shares) was effected by the Company in November 1997 and repurchase of the preferred (47,729 shares) was effected in January 1998. $1,641,000 of the purchase price was used to repurchase 16,411 preferred shares from Sellers at stated value ($100 per share). This portion of the purchase price was in lieu of the Sellers' share of a redemption from one-third of 1997 net income (as defined) (the "Redemption"). The 1997 Redemption amount was agreed upon by all of the preferred shareholders at an established value of $3,100,000. The Sellers' remaining 31,318 preferred shares were purchased for $1,000,000 or $31.93 per share. The Company paid the Sellers $95,000 for the Repurchase of the preferred shares in November 1997 and redeemed 14,589 of the remaining preferred shares for $1,459,000 in March 1998.

The Company recorded the effect of the Repurchase and Redemption in the December 31, 1997, balance sheet by reducing the mandatorily redeemable preferred stock balance and presenting the obligations as a current obligation. At December 31, 1998 and 1997, the redeemable preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share and had an aggregate redemption value of $2,784,000. During 1997, the Company recorded $3,789,000 in accretion of the preferred stock as a result of the increase in value of the preferred stock as evidenced by the Repurchase and Redemption.

As a result of the Repurchase, together with (i) the subsequent redemption of 14,589 preferred shares, (ii) the repurchase of 116,675 common shares by the Company under its 1998 Treasury Stock Repurchase Program (see note 1), and (iii) the exercise of options to purchase 54,950 shares of common stock, the Company has reduced its outstanding common shares from 2,832,129 to 2,460,064 (as of March 31, 1999 and net of treasury shares) and its outstanding preferred shares from 90,156 to 27,838. The sole remaining Institution holds 11.99% of the voting power of Beard through its ownership of common stock and an additional 5.48% through its holdings of preferred stock, for a total of 17.47% of the total outstanding voting stock of the Company. Prior to the Repurchase, the preferred holders had elected a director who continues to serve on Beard's six-member Board of Directors.

(5)  Notes Receivable
At December 31, 1998, notes receivable include five notes resulting from the sale of Other E/S Operations equipment. The notes bear interest at rates ranging from 5.85% to 28%, (notes with rates below 10% were discounted using a 10% interest rate), mature from May, 2000 to February, 2005, and are secured by the sold equipment. $57,000 of the balance is reflected as current notes receivable and $308,000 is reflected as long-term at December 31, 1998. In addition, long-term notes receivable include a note bearing interest at 10% with a principal amount of $100,000, due on demand, that has been impaired by $54,000.

(6)  Property, Plant and Equipment
Property, plant and equipment consisted of the following:

                                             December 31,
                                             ------------
                                        1998            1997
                                        ----            ----
Land                                $    776,000    $    122,000
Proved and unproved carbon dioxide
 properties and projects in progress   2,998,000       2,958,000
Buildings                              1,096,000               -
Buildings and land improvements        1,029,000          28,000
Machinery and equipment                2,816,000       2,951,000
Other                                    206,000         188,000
Coal fines extraction and
 beneficiation equipment(a)           24,000,000               -
                                    ------------    ------------
                                    $ 32,921,000    $  6,247,000
                                    ============    ============

     (a) Accumulated depreciation and net book value of this equipment as of December 31, 1998 were $800,000 and $23,200,000, respectively. See note 2 for further discussion of this equipment.

(7)  Intangible Assets
Intangible assets are summarized as follows:

                                            December 31,
                                            ------------
                                        1998            1997
                                        ----            ----
Goodwill                              $       -       $ 462,000
License fees                             50,000          50,000
Patents                                  57,000          80,000
Other                                    60,000          45,000
                                      ---------       ---------
                                      $ 167,000       $ 637,000
                                      =========       =========

(8)  Long-term Debt
Long-term debt is summarized as follows:

                                             December 31,
                                             ------------
                                          1998              1997
                                          ----              ----
Coal Reclamation-U. S. Segment(a)     $ 23,247,000      $         -
Interstate Travel Facilities Segment(b)  2,652,000                -
Other E/S Operations(c)                          -          305,000
Corporate(d)                                     -          350,000
                                      ------------      -----------
                                        25,899,000          655,000
Less current maturities                    119,000          136,000
                                      ------------      -----------
  Long-term debt                      $ 25,780,000      $   519,000
                                      ============      ===========
_______________

     (a) $23,200,000 represents a promissory note payable to MCNIC resulting from the June 30, 1998, acquisition of the Equipment discussed in note 2. The note bears interest at 8% per annum, is secured by the Equipment, and requires principal and interest payments of $290,000 a month through July 1, 1999, at which time the remaining principal balance becomes due. As discussed in note 2, BTI and MCNIC entered into an Exchange Agreement on March 19, 1999, whereby the Company was relieved of its obligation under the note and the related loan documents in exchange for its ownership in the Equipment securing the note. The note is presented as a long-term obligation in the December 31, 1998, balance sheet.

The remaining $47,000 represents various notes payable which bear interest at rates ranging from 14% to 18%. The notes require monthly interest and principal payments, mature from April 2000 through September 2001, and are secured by equipment with an approximate net book value of $49,000 at December 31, 1998.

     (b) The Company has four notes payable with a bank totaling $2,182,000 at December 31, 1998. The notes require monthly interest and principal payments totaling $22,000, bear interest at the Wall Street Journal prime interest rate, adjusted annually, mature in December 2010 through June 2013, and are secured by (i) first real estate mortgages of the commercial property with an approximate book value of $2,315,000 at December 31, 1998, and (ii) $327,000 of the Company's certificates of deposit.

At December 31, 1998, the Company has a $544,000 promissory note payable, valued at $414,000 (discounted using a 10% interest rate) to the former owner of certain interstate travel facilities acquired by Beard in February 1998. The note is unsecured, requires annual interest payments at a rate of 5.93% through March 2003 at which time interest and principal become due in ten equal annual installments through March 2014. In 1998, the Company recorded $7,000 of interest expense accretion on the note payable.

The Company has $56,000 of various notes payable outstanding at December 31, 1998. The notes bear interest at rates ranging from 6% to 9%, require monthly interest and principal payments, mature from November 2000 through November 2003, and are secured by equipment with an approximate net book value of $56,000 at December 31, 1998.

The various borrowings of the Interstate Travel Facilities Segment are not guaranteed by the Company and ceased to be obligations of the Company after the Company surrendered its operating and voting control of ITF to the minority shareholders of ITF. See note 3.

     (c)  Borrowings from the Company's discontinued Other E/S
Operations included $305,000 at December 31, 1997, of various notes payable which earned interest at 6% to 17%, with a weighted average interest rate of 9.5%. The notes were paid off on various dates in 1998.

     (d) Represents a discounted $350,000 contingent payment obligation payable to the former sole shareholder of HDT, resulting from the Company's acquisition of 80% of HDT's outstanding common stock. The contingent payment obligation was payable only from 80% of the cash flows (prescribed under the contingent payment obligation agreement) of HDT and Whitetail. The maximum amount payable under the contingent payment obligation was $483,000.
The Company discounted the maximum contingent payment obligation over its estimated repayment term of ten years using a 10% interest rate. In 1997, the Company recorded $49,000 on interest expense accretion on the contingent obligation. As a result of the Company's decision to discontinue its Other E/S Operations, the former owner of HDT relieved the Company of the obligation. The Company recorded a gain from extinguishing the obligation, thereby reducing the loss recorded from discontinuing the Other E/S Operations.

The annual maturities of long-term debt for the five years subsequent to December 31, 1998 are $119,000 for 1999, $130,000
for 2000, $135,000 for 2001, $129,000 for 2002, and $135,000 in
2003. The maturities exclude the note payable to MCNIC which, as discussed above, was extinguished in March 1999, with the transfer of the Equipment to MCNIC.

At December 31, 1998, the Company had $436,000 of credit available under a $650,000 bank line of credit. The line of credit matures on January 31, 2000 and bears interest on outstanding amounts at the national prime lending rate which was 7.75% at December 31, 1998. At December 31, 1998, the Company had utilized $164,000 of this line for a letter of credit issued as collateral on bonds posted by an insurance carrier for a subsidiary of the Company, and $50,000 for two letters of credit issued as collateral on bonds posted with state regulatory agencies for a subsidiary of the Company (see note 14 below). On January 29, 1999, the $164,000 letter of credit was reduced to $25,000.

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

(10)  Operating Leases
Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Future minimum payments under such leases as of December 31, 1998 are summarized as follows:

                  1999     $143,000
                  2000       94,000
                  2001       10,000
                           --------
                           $247,000
                           ========

Rent expense under operating leases aggregated $185,000 in 1998, $889,000 in 1997 and $594,000 in 1996.

(11)  Income Taxes
Total income tax expense (benefit) was allocated as follows:

                                Year ended December 31,
                                -----------------------
                           1998           1997         1996
                           ----           ----         ----
Continuing operations  $  100,000    $   40,000    $        -
Discontinued operations  (168,000)      555,000             -
                       ----------    ----------    ----------
                       $  (68,000)   $  595,000    $        -
                       ==========    ==========    ==========

Current income tax expense from continuing operations consisted of:

                               Year ended December 31,
                               -----------------------
                          1998            1997          1996
                          ----            ----          ----
U. S. federal          $   41,000    $   40,000    $         -
Various states             59,000             -              -
                       ----------    ----------    -----------
                       $  100,000    $   40,000    $         -
                       ==========    ==========    ===========

Total income tax expense allocated to continuing operations differed from the amounts computed by applying the
U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                           Year ended December 31,
                                           -----------------------
                                     1998            1997          1996
                                     ----            ----          ----
Computed U. S.
  federal statutory benefit      $   (161,000)  $   (424,000)  $  (334,000)
Federal alternative minimum taxes      41,000         40,000             -
Increase in the valuation allowance
  for deferred tax assets             161,000        424,000       334,000
State income taxes                     59,000              -             -
                                 ------------   ------------   -----------
                                 $    100,000   $     40,000   $         -
                                 ============   ============   ===========

The components of deferred tax assets and liabilities are as follows:

                                                 December 31,
                                                 ------------
                                            1998              1997
                                            ----              ----
Deferred tax assets - tax effect of:
  Net operating loss carryforwards       $  19,760,000     $  20,444,000
  Statutory depletion and investment
   tax credit carryforwards                  2,280,000         2,280,000
  Other, principally investments and
   property, plant and equipment               239,000           809,000
                                         -------------     -------------
    Total gross deferred tax assets         22,279,000        23,533,000
      Less valuation allowance             (22,244,000)      (23,370,000)
Deferred tax liabilities                       (35,000)         (163,000)
                                         -------------     -------------
    Net deferred tax asset/liability     $           -     $           -
                                         =============     =============

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the tax assets will not be realized.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 1998, the Company had federal regular tax operating loss carryforwards of approximately $52 million that expire from 2004 to 2010, investment tax credit carryforwards of approximately $401,000 that expire from 1999 to 2000, and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Stock Option Plans
The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options except those granted to the Company's Chairman have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. The options held by the Company Chairman have a five-year term. Directors who are not key management employees of the Company or subsidiaries of the Company shall only be eligible to be granted non-qualified stock options. At December 31, 1998, there were 117,500 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.67 and $1.66, respectively, on the dates of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5% and 6.73% for 1997 and 1996, respectively; expected life of ten years; and expected volatility of 39% for options granted in 1997 and 1996. No options were granted in 1998.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss would have increased $9,000 and $5,000 in 1998 and 1996, respectively, and net income in 1997 would have decreased $8,000. Net earnings (loss) per share would not have been affected for any years presented in the accompanying financial statements.

Stock option activity during the periods indicated is as follows:

                               Number of           Weighted-Average
                                Shares              Exercise Price
                               ---------           -----------------
Balance at December 31, 1995    145,000                   $2.01
  Granted                        12,500                    2.63
  Exercised                      (5,000)                   2.00
  Forfeited                      (5,000)                   2.00
  Expired                             -                       -
                                -------                 -------
Balance at December 31, 1996    147,500                   $2.06
  Granted                         5,000                    4.38
  Exercised                     (27,500)                   2.00
  Forfeited                           -                       -
  Expired                             -                       -
                                -------                 -------
Balance at December 31, 1997    125,000                   $2.17
  Granted                             -                       -
  Exercised                     (54,950)                   2.00
  Forfeited                           -                       -
  Expired                             -                       -
                                -------                 -------
Balance at December 31, 1998     70,050                   $2.29
                                =======                 =======

At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 - $4.38 and six years, respectively.

At December 31, 1998 and 1997, the number of options exercisable was 60,050 and 91,250 respectively, and the weighted-average exercise price of those options was $2.12 and $2.03, respectively.

(13)  Employee Benefit Plan
Employees of the Company participate in a defined contribution plan with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plan is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. The Plan allows voluntary "savings" contributions up to a maximum of 15%, and the Company or its subsidiaries matches 100% of each employee's contribution up to 5% of such employee's compensation. Benefits payable under the plan are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plan at any time. During 1998, 1997 and 1996, the Company and its eligible subsidiaries made matching contributions of $54,000, $150,000, and $134,000, respectively, to the plan.

(14)  Commitments and Contingencies
In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

As of December 31, 1997, an affiliate of the Company's Chairman of the Board of Directors had issued a guarantee for a $164,000 stand-by letter of credit, backed by a note of the Company, issued as collateral on bonds posted by an insurance carrier for a subsidiary in the Other E/S Operations. The Company indemnified the affiliate against any loss from providing such guaranty, and agreed to pay 10% interest to the affiliate while the guaranty remained in place. On February 24, 1998, the affiliate was relieved of the guaranty. The letter of credit expired on March 24, 1998 and was renewed through March 24, 1999. In addition, the Company was contingently liable for other outstanding letters of credit totaling approximately $82,000 at December 31, 1997. $14,000 of the letters of credit expired on April 18, 1998, $18,000 expired on October 5, 1998, and $50,000 expired on March 24, 1999.

The Company has an indemnity obligation to its institutional preferred stockholder and one of its assignees for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with the Restructure (collectively, the "Obligations"). Neither Beard nor Beard Oil is presently aware of any material liabilities existing as a result of such Obligations.

(15)  Business Segment Information
The Company primarily manages its business by products and services; however, the Company's Coal Reclamation Segment is further managed by geographic location. The Company evaluates its operating segments performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in 1998: Coal Reclamation-U.S., Coal Reclamation-China, Carbon Dioxide, Environmental Remediation and Brine Extraction/Iodine Manufacturing. The Company had four reportable segments in 1997 and 1996, which included those in 1998 except for Coal Reclamation-China, as those operations began in 1998. The Coal Reclamation-U.S. and China Segments consist of coal reclamation services which may or may not involve the Company's patented Mulled Coal Technology. The Carbon Dioxide Segment consists of the production of CO2 gas. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The Brine Extraction/Iodine Manufacturing Segment consists of the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in note 1.

The following is certain financial information regarding the Company's reportable segments (presented in thousands of dollars). The information included in other relates to the Company's Well Testing Segment which consists of its 50%- ownership in a company involved in natural gas well testing operations in northeastern Mexico.

General corporate assets and expenses are not allocated to any of the Company's operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company's accompanying financial statements.

                                     Coal     Coal
                                    Recla-   Recla-                          Iodine
                                    mation   mation    Carbon  Environmental  Manu-
                                     U.S.     China    Dioxide Remediation  facturing  Other    Totals
                                   -------   -------   ------- ----------- ---------- ------   -------
  1998
Revenues from external customers   $ 8,588   $     -   $   616   $     8   $ 2,589    $    -   $11,801
Interest income                          2         -         -         -        14         -        16
Interest expense                       949         -         -         -        59         -     1,008
Depreciation, depletion and
  amortization                         815         -        31         4       724         -     1,574
Segment profit(loss)                   672      (277)      466      (238)   (1,380)      (70)     (827)
Other significant non cash items:
  Impairment of long-lived assets        -         -         -         -     1,461         -     1,461
Segment assets                      25,148         -       603        55     2,357       607    28,770
Expenditures for segment assets     24,072         -        41         6        31       548    24,698

  1997
Revenues from external customers         1         -       503        13     2,947         -     3,464
Interest income                          -         -        13         -         6         -        19
Interest expense                         -         -         -         3        75         -        78
Depreciation, depletion and
  amortization                           8         -        25         3       701         -       737
Segment profit(loss)                  (282)        -       281      (113)      133         -        19
Other significant non cash items:
  Impairment of long-lived assets        -         -       107         -         -         -       107
Segment assets                          34         -       481        50     4,288         -     4,853
Expenditures for segment assets          -         -       147         3       316         -       466

  1996
Revenues from external customers        15         -       301         -       271         -       587
Interest income                          -         -        31         -         -         -        31
Interest expense                         -         -         -         -         -         -         -
Depreciation, depletion and
  amortization                           5         -        18         -       294         -       317
Segment profit (loss)                 (139)        -       215         -      (468)        -      (392)
Segment assets                          35         -       342         -     4,525         -     4,902
Expenditures for segment assets          4         -        68         -       292         -       364

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                          1998          1997        1996
                                          ----          ----        ----
Total revenues for reportable segments  $ 11,801     $  3,464     $    587
Revenues from brine extraction/iodine
  manufacturing operations accounted
  for as equity investment                (2,589)      (2,947)        (271)
Revenues from corporate activities not
  allocated to segments                       34           58           61
                                        --------     --------     --------
    Total consolidated revenues         $  9,246     $    575     $    377
                                        ========     ========     ========

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                          1998          1997         1996
                                          ----          ----         ----
Total interest expense for reportable
  segments                              $  1,008     $     78     $      -
Brine extraction/iodine manufacturing
  operations accounted for as an
  equity investment                          (59)         (75)           -
Interest expense from corporate activities
  not allocated to segments                   15          131           62
                                        --------     --------     --------
    Total consolidated interest expense $    964     $    134     $     62
                                        ========     ========     ========

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

                                          1998         1997         1996
                                          ----         ----         ----
Total depreciation, depletion and
  amortization for reportable segments $  1,574     $    737     $    317
Depreciation and amortization
  from brine extraction/iodine manu-
  facturing and well testing opera-
  tions accounted for as equity
  investments                              (724)        (701)        (294)
Corporate depreciation and amortization
  not allocated to segments                  19           20           22
                                       --------     --------     --------
    Total consolidated depreciation,
     depletion and amortization        $    869     $     56     $     45
                                       ========     ========     ========

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                          1998        1997          1996
                                          ----        ----          ----
Total profit (loss) for reportable
  segments                             $   (827)    $     19    $    (392)
Eliminate (earnings) loss from brine
  extraction/iodine manufacturing and
  well testing operations accounted
  for as equity investments               1,450         (133)         468
Equity in earnings (loss) from brine
  extraction/iodine manufacturing
  and well testing operations accounted
  for as equity investments                (331)          84          (43)
Net corporate costs not allocated to
segments                                   (865)      (1,258)      (1,014)
                                       --------     --------     --------
    Total consolidated loss for continuing
     operations                        $   (573)    $ (1,288)    $   (981)
                                       ========     ========     ========

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                         1998         1997         1996
                                         ----         ----         ----
Total assets for reportable segments  $ 28,770     $  4,853     $  4,902
Assets of discontinued operations        5,439        4,648       14,001
Assets from brine extraction/iodine
  manufacturing and well testing operations
  accounted for as equity investments   (2,964)      (4,288)      (4,525)
Investments in unconsolidated subsidiaries
  (brine extraction/iodine manufacturing
  and well testing operations accounted
  for as equity investments)             1,166        1,143        1,058
Corporate assets not allocated to
  segments                               4,926       14,596        1,037
                                      --------     --------     --------
    Total consolidated assets         $ 37,337     $ 20,952     $ 16,473
                                      ========     ========     ========

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                        1998          1997         1996
                                        ----          ----         ----
Total expenditures for assets for
  reportable segments                 $ 24,698     $    466     $    364
Capital expenditures of discontinued
  operations                             4,034        1,449        3,044
Expenditures for brine extraction/iodine
  manufacturing and well testing assets
  accounted for as equity investments     (578)        (316)        (292)
Corporate expenditures not allocated to
  segments                                  55            4           15
                                      --------     --------     --------
    Total expenditures for assets     $ 28,209     $  1,603     $  3,131
                                      ========     ========     ========

All of the revenues from the segments have been derived for the years 1998, 1997 and 1996, from customers in the United States. All of the long-lived assets are located in the United States except for approximately $548,000 at December 31, 1998, which is located in northeastern Mexico.

During 1998, one customer accounted for 93% of the Company's revenues and all of the Coal Reclamation Segment's revenues. The coal reclamation contracts under which the Coal Reclamation Segment's revenues were earned in 1998 were cancelled in December 1998 effective January 31, 1999. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 1998, 1997 and 1996, sales by these two operators accounted for 7%, 87% and 80%, respectively, of the Company's revenues and all of the Carbon Dioxide Segment's revenues.

(16)  Fourth Quarter Adjustments
The Company recorded adjustments in the fourth quarter of 1998 resulting from discontinuing its interstate travel facilities operations (see further discussion in note 3). In the fourth quarter of 1997, the Company recorded economic impairment losses on long-lived assets and unsecured notes and other investments totaling $285,000 and $238,000, respectively. The net effect of the fourth quarter adjustments was to decrease 1997 net earnings by $523,000.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

Not applicable

                                   PART III

Item 10.  Directors, Executive Officers and Significant
          Employees of the Registrant.

The directors, executive officers and significant employees of the Company are identified below.  The table sets forth the
age, positions with the Company and the year in which each
person became a director, executive officer or significant
employee.  All positions are held with the Company unless
otherwise indicated.
                                                   Director, Executive
                                                  Officer or Significant
                                                     Employee of Beard
  Name                       Position                or Beard Oil Since    Age
  ----                       --------             ----------------------   ---

W. M. Beard             Chairman of the Board,
                        Chief Executive Officer and
                        Director(a)                        June 1969        70
Herb Mee, Jr.           President, Chief Financial
                        Officer and Director(a)            November 1973    70
Allan R. Hallock        Director                           December 1986    69
Harlon E. Martin, Jr.   Director                           October 1997     51
Ford C. Price           Director                           March 1988       61
Michael E. Carr         Director                           February 1994    63
Philip R. Jamison       President - Beard Technologies,
                        Inc.(b)(c)                         February 1997    60
Jack A. Martine         Controller and Chief Accounting
                        Officer                            October 1996     49
Rebecca G. Witcher      Secretary-Treasurer(a)             October 1993     39
_______________

     (a) Trustee of certain assets of the Company's 401(k) Trust.

     (b) Devotes all of his time to Beard Technologies, Inc.

     (c) Indicated entity is a subsidiary of the Registrant.

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

Harlon E. Martin, Jr. was elected a director of Beard in October 1997 to fill the vacancy created by the death of W. R. Plugge. Mr. Martin has served as the principal of H. E. Martin & Company, a Houston investment banking firm, since its founding in 1990. He was a co-founder of GTM Securities Corp. in 1985 and served as a principal of such firm until 1989. Mr. Martin is a certified public accountant and a licensed securities principal with the NASD. However, Mr. Martin's license with the NASD is now inactive as a result of his becoming a board member of a public corporation.

Ford C. Price was elected a director of Beard in July 1993. He served as a director of Beard Oil from June 1987 until October 1993. From 1961 until 1986 Mr. Price served in various capacities with The Economy Company, a privately-held schoolbook publishing company, last serving as its Chairman of the Board and Chief Executive Officer. Mr. Price is a private investor.

Michael E. Carr was elected in February 1994 by the preferred stockholders to fill the driectorship vacancy which they are entitled to fill. Mr. Carr served as Senior Vice President of Beard Oil from December 1986 until October 1993. He served as President and Chief Executive Officer of Sensor Oil & Gas, Inc. ("Sensor") from October 1993 until August 1996. He presently serves as President of Mica Energy Corp.

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

The directors of the Company have been elected to serve until the annual stockholders' meeting to be held in the year indicated opposite their respective names or until their successors are duly elected and qualified:

                    Director                    Term
                    --------                    ----
                 W. M. Beard                    1999
                 Allan R. Hallock               2000
                 Ford C. Price                  2000
                 Harlon E. Martin, Jr.          2001
                 Herb Mee, Jr.                  2001
                 Michael E. Carr(a)
_______________

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

To the Company's knowledge, based solely on information received from each reporting person which includes written representations that no other reports were required during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its reporting persons were complied with.

Item 11.  Executive Compensation.

The table below sets forth the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers (hereafter referred to as the named executive officers), whose aggregate salary and bonus exceeded $100,000, for any of the fiscal years ended December 31, 1998, 1997 or 1996:

SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                            ---------------------------------
           Annual Compensation                Awards      Payouts
   --------------------------------------   ----------    -------
                                            Securities
                                            Underlying
   Name and                                  Options/      LTIP       Compen-
   Principal           Salary(a)    Bonus      SAR's      Payouts     sation(c)
   Position     Year     ($)         ($)        (#)         ($)          ($)
   ---------    ----   ---------    -----  -----------    --------    ---------

W. M. Beard     1998   99,000(d)    -0-         -0-       35,250(d)    5,503(d)
Chairman & CEO  1997   99,000(d) 18,750(d)(e)   -0-       41,450(d)(e) 5,501(d)
                1996   99,000(d)    -0-(d)      -0-       35,150(d)    5,031(d)

Herb Mee, Jr.   1998  132,000     1,250(b)      -0-          -0-       7,288
President & CFO 1997  132,000    26,200(b)(e)   -0-          -0-       7,285
                1996  132,000     1,150(b)      -0-          -0-       6,658
______________

     (a) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred pursuant to the Company's 401(k) Plan at the election of those officers. Amounts shown exclude cash compensation earned but deferred pursuant to the Company's Deferred Stock Compensation Plan.

     (b)  Bonus for length of service with Beard or Beard Oil.

     (c)  Consists of the Company's contribution to the Company's 401(k) Plan.

     (d) In 1998 Mr. Beard deferred one-fourth ($33,000) of his salary and all ($2,250) of his bonus for the year; in 1997 Mr. Beard deferred one-fourth ($33,000) of his salary and all ($2,200) of his length of service bonus for the year; in 1996 he deferred one-fourth ($33,000) of his salary and all ($2,150) of his bonus for the year pursuant to the Company's Deferred Stock
Compensation Plan.

     (e) In 1997 Messrs. Beard and Mee each received a special bonus of $25,000, of which $12,500 was paid in 1997 and $12,500 in 1998. Mr. Beard deferred one-fourth of such bonus in both 1997 ($3,125) and 1998 ($3,125).

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

The following table provides information, with respect to the named executive officers, concerning the exercise of options during the Company's last fiscal year and unexercised options held as of the end of the last fiscal year:


                                                 Number of
                                                 Securities        Value of
                                                 Underlying       Unexercised
                                                 Unexercised     In-the-Money
                                                  Options at      Options at
                                                  FY-End (#)      FY-End ($)

                Shares Acquired    Value         Exercisable/     Exercisable/
    Name        on Exercise (#) Realized ($)    Unexercisable    Unexercisable
    -----       --------------- ------------    -------------    -------------

W. M. Beard         37,500      $   106,641       12,500/-0-       $21,094/-0-
Herb Mee, Jr.       17,450      $    59,575       32,550/-0-       $21,875/-0-


Compensation of Directors

Mr. Carr received compensation of $9,050 for services rendered during 1998 as a director of Beard. Messrs. Hallock, Martin and Price received $8,800, $9,050 and $9,050, respectively, of deferred fees under the Company's Deferred Stock Compensation Plan (the "Plan"). Under the Plan, the electing officers and directors can defer fees and compensation until termination of service or termination of the Plan, at which time the accounts will be settled by distribution of a number of shares of the Company's common stock equal to the number of Units credited under the Plan. A Unit is equal to the amount deferred divided by the fair market value of a share of common stock on the date of deferral. Currently, the non-management directors each receive $500 per month for their services, and also receive the following fees for directors' meetings which they attend: annual and 1-1/2 day meetings -- $750; regular meeting -- $500; telephone meeting -- $100 to $300 depending upon length of meeting. The non-management directors also receive a small year-end bonus depending upon their length of service as directors of Beard and Beard Oil. Accordingly, Messrs. Hallock, Martin, Price, and Carr received $500, $50, $500 and $200, respectively, in 1998. All of the directors except Mr. Carr deferred such bonuses pursuant to the Plan. Beard also provides health and accident insurance benefits for its non-management directors who are not otherwise covered and the value of these benefits is included in the above compensation amounts. None of the directors received additional compensation in 1998 for their committee participation.

The two eligible non-management directors (Messrs. Hallock and Price) were each granted 5,000 phantom stock units (the "Units") under the Company's 1994 Phantom Stock Units Plan on November 1, 1994. Mr. Carr was awarded 5,000 Units when he became eligible on February 22, 1995. All of these awards were based on an award price of $2.00* per share and vest over a
five year period at the rate of 20% per year.   Messrs.
Hallock, Martin, Price and Carr were each granted 5,000 Units on October 23, 1997 at an award price of $5.00 per share, the market value of the stock on such date. The 1997 awards vest over a four year period at the rate of 25% per year. Each participant has the option of receiving payment for his award:
(i) as it vests; (ii) at the conclusion of the award period; or
(iii) 50% as it vests, with the other 50% deferred to the conclusion of the award period. Payments are based upon appreciation in the market value of the Company's common stock
during the appropriate time interval selected.   Mr. Carr
received a cash payment of $1,987 in 1999 for 1,000 Units which vested on February 11, 1999, $3,046 in 1998 for 1,000 Units which vested on February 22, 1998 and $3,808 in 1997 for 2,000 Units which vested on February 22, 1997.
_______________

      * The market value on November 1, 1994 was $1.875 per share; on February 22, 1995 it was $1.75 per share.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The table below sets forth the name and address of each shareholder who is known to the Company to own beneficially more than 5% of Beard's outstanding common stock or preferred stock, the number of shares bene-ficially owned by each and the percentage of outstanding common or preferred stock so owned as of March 31, 1999. Unless otherwise noted, the person named has sole voting and investment powers over the shares reflected opposite his name.


                                    Number of               Number of                        Combined
                                    Preferred                Common                         Common and
                                    Shares and              Shares and                       Preferred
                                    Nature of   Percent     Nature of           Percent       Voting
 Name and Address                   Ownership   of Class    Ownership          of Class<F7> Percentage<F7>
 ----------------                   ----------  --------    ----------         ------------ --------------
John Hancock Mutual Life
Insurance Company ("Hancock")         27,838     100.00%     312,040<F1><F2>    12.68%<F2>     17.47%<F3>
57th Floor
200 Clarendon Street
Boston, Massachusetts 02117

The Beard Group 401(k) Plan ("Plan")  None         0.00%     252,977<F3>        10.28%          9.72%
c/o Bank One, Oklahoma, N.A., Trustee
100 N. Broadway Avenue
Oklahoma City, OK 73102

W. M. Beard                           None         0.00%     848,604<F4>        34.32%         32.60%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Lu Beard                              None         0.00%     274,912<F5>        11.17%         10.51%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Herb Mee, Jr.                         None         0.00%     414,415<F6>        16.63%         15.92%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK
73112
___________________

     <F1>  Shares are held by Hancock on behalf of itself and affiliated entities.

     <F2>  Excludes the Beard preferred shares which will collectively become convertible into 5.49% of the outstanding common stock (after conversion) on January 1, 2003 to the extent not previously redeemed or converted.

     <F3>  Shares held by the Plan are owned by the participating employees, each of whom has sole voting and investment power over the shares held in his or her account. Includes 104,599.40 and 124,149.57 shares held for the accounts of Messrs. Beard and Mee, respectively.

     <F4>  Includes 206,166 shares owned directly by Mr. Beard as to which he has sole voting and investment power; 273,233 shares (or 11.11%) owned by the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "1988 Unitrust"), of which Mr. Beard and his wife, Lu Beard, serve as co-trustees and share voting and investment power; 68,786 shares held by the William M. Beard Irrevocable Trust "A," 68,432 shares held by the William M. Beard Irrevocable Trust "B," and 83,049 shares held by the William M. Beard Irrevocable Trust "C" (collectively, the "Beard Irrevocable Trusts") of which Messrs. Beard and Herb Mee, Jr. are trustees and share voting and investment power; 6,738 shares each held by the John Mason Beard II Trust and by the Joseph G. Beard Trust and 1,774 shares held by the Rebecca Banner Beard Trust as to which Mr. Beard is the trustee and has sole voting and investment power; 3,256 shares held by the Rebecca Banner Beard Lilly Living Trust as to which Mr. Beard is a co-trustee and shares voting and investment power with his daughter; 104,599.40 shares held by The Beard Group 401(k) Trust (the "401(k) Trust") for the account of Mr. Beard as to which he has sole voting and investment power;
and 13,333 shares held by B & M Limited, a general partnership, of which Mr. Beard is a general partner and shares voting and investment power with Mr. Mee. Also includes 12,500 shares subject to presently exercisable options. Excludes 1,679 shares owned by his wife as to which Mr. Beard disclaims beneficial ownership. Also excludes 41,228 shares held by four separate trusts for the benefit of Mr. Beard's children as to which Mr. Beard disclaims beneficial ownership.

     <F5>  Represents 273,233 shares owned by the 1988 Unitrust, of which Mr.
Beard and Mrs. Beard serve as co-trustees and share voting and investment power. Also includes 1,679 shares owned directly by Mrs. Beard as to which she has sole voting and investment power.

     <F6>  Includes 17,450 shares owned directly by Mr. Mee as to which he has sole voting and investment power; 6,666 shares held by Mee Investments, Inc., as to which Mr. Mee has sole voting and investment power; 13,333 shares held by B & M Limited as to which Mr. Mee shares voting and investment power with Mr. Beard but as to which Mr. Mee has no present economic interest;
and 124,149.57 shares held by the 401(k) Trust for the account of Mr. Mee as to which he has sole voting and investment power. Also includes 220,267 shares held by the Beard Irrevocable Trusts as to which Mr. Mee is a co-trustee and shares voting and investment power with Mr. Beard but as to which Mr. Mee has no pecuniary interest and disclaims beneficial ownership. Also includes 32,550 shares subject to presently exercisable options. Excludes 45 shares owned by his wife, Marlene W. Mee, as to which Mr. Mee disclaims beneficial ownership.

     <F7>  All percentages reflected above exclude 372,065 common shares held by the Company as treasury stock.

Security Ownership of Management

The following table sets forth certain information regarding the number of shares of Beard common stock beneficially owned by each director and nominee, the Chief Executive Officer ("CEO"), each named executive officer and by all directors and executive officers as a group and the percentage of outstanding common stock so owned as of March 31, 1999.

                                       Amount of
                                       Nature of
                                       Beneficial         Percent
     Name and Address                  Ownership          of Class
     ----------------                  ----------         --------
W. M. Beard                            848,604(1)         34.32%
Herb Mee, Jr                           414,415(2)         16.63%
Allan R. Hallock                        28,658(3)          1.16%
Michael E. Carr                         28,643             1.16%
Ford C. Price                           18,665(4)           ---(6)
Harlon E. Martin, Jr.                    1,000              ---(6)
All directors and executive
  officers as a group (8 in number)  1,116,015(5)         44.42%
________________

     (1) See footnote (4) to table "Security Ownership of Certain Beneficial Owners."

     (2) See footnote (6) to table "Security Ownership of Certain Beneficial Owners."

     (3) Reflects shares owned by A. R. Hallock & Co., a partnership, as to which Mr. Hallock shares voting and investment power with his wife.

     (4) Includes 10,399 shares owned directly by Mr. Price and 3,266 shares held by an IRA for the benefit of Mr. Price, as to all of which he has sole voting and investment power, and 5,000 shares held by the FCP Trust as to which he has shared voting and investment power.

     (5) Includes 574,768 shares as to which directors and executive officers have sole voting and investment power and 541,247 shares as to which they share voting and investment power with others.

     (6)  Reflects ownership of less than one (1) percent.

Item 13.  Certain Relationships and Related Transactions.

None.

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

4     Instruments defining the rights of security holders:

4(a)  Certificate of Designations, Powers, Preferences and
      Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated by reference).

4(b) Settlement Agreement, with Certificate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company ("NYL"), New York Life Insurance and Annuity Company ("NYLIAC"), John Hancock Mutual Life Insurance Company ("Hancock"), Memorial Drive Trust ("MDT") and Sensor, dated as of April 13, 1995. (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K for the period ended December 31, 1994 and same is incorporated by reference).

10    Material contracts:

10(a) Amendment No. One to The Beard Company 1993 Stock
      Option Plan dated August 27, 1993, as amended June 4, 1998 (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated by reference).*

10(b) The Beard Company 1994 Phantom Stock Units Plan adopted
      November 1, 1994. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1994, filed on April 17, 1995, and same is incorporated by reference).*

10(c) The Beard Company Deferred Stock Compensation Plan.
      (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1995, filed on April 1, 1996, and same is incorporated by reference).*

10(d) Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(e) Letter Agreement dated August 15, 1997 by and among
      Collen, Carbonics, Beard Oil and Registrant. (This Exhibit has been previously filed as Exhibit 10(m) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(f) Letter Agreement dated October 8, 1997 by and among
      Randy D. Thacker, Carbonics and Registrant. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(g) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998.*

10(h) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998.*

10(i) Nonqualified Stock Option Agreement by and between Robert A.
      McDonald and ISITOP, dated November 12, 1998.*

10(j) Nonqualified Stock Option Agreement by and between Toby Tindell and ITF, dated February 27, 1998. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).*

10(k) Incentive Stock Option Agreement by and between Philip
      R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18,
      1998.

10(l) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(m) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(n) Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(o) Tax Sharing Agreement by and among Registrant, Cibola and the
      Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(p) Compensation Agreement by and between Registrant and the Trustees of the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Trustees") dated April 17, 1997. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

10(q) Indemnity Agreement by and between Registrant and the Trustees dated April 17, 1997. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

10(r) Coal Fines Extraction and Beneficiation Agreement among CRC NO.
      1 LLC, CRC NO. 2 LLC, CRC NO. 3 LLC, CRC NO. 4 LLC, CRC NO. 5 LLC, CRC NO. 6 LLC, (the "Six LLC's") and Beard Technologies, Inc. ("BTI"), dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(s) Operation and Maintenance Agreement among the Six LLC's and
      BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(t) Guaranty Agreement among Registrant and the Six LLC's, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(u) Guaranty Agreement between MCNIC Pipeline & Processing Company
      ("MCNIC") and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(v) Loan Agreement between MCNIC and Beard Mining, L.L.C.
      ("BMLLC"), dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(w) Promissory Note from BMLLC to MCNIC, dated as of June 24, 1998.
      (This Exhibit has been previously filed as Exhibit 10.6 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(x) Amendment to Coal Fines Extraction and Beneficiation Agreement among the Six LLC's and BMLLC, dated October 30, 1998. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended September 30, 1998, filed on November 23, 1998, and same is incorporated herein by reference).

10(y) Amendment to Operation and Maintenance Agreement among the Six
      LLC's and BTI, dated October 30, 1998. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended September 30, 1998, filed on November 23, 1998, and same is incorporated herein by reference).

10(z) Notice by the Six LLC's of Termination of Operation and
      Maintenance Agreement with BTI, dated December 16, 1998.

10(aa) Notice by the Six LLC's of Termination of Coal Fines
       Extraction and Beneficiation Agreement with BMLLC, dated
       December 16, 1998.

10(bb) Agreement by and among MCNIC, the Six LLC's, BMLLC,
       Registrant and BTI, dated March 19, 1999.

10(cc) Letter Agreement by and among Registrant, ITF, Toby B. Tindell and Cristie R. Tindell, dated April 13, 1999.

11     Statement re computation of per share earnings.

21     Subsidiaries of the Registrant.

23     Consent of KPMG LLP

27     Financial Data Schedule
_______________________

     * Compensatory plan or arrangement. The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112

(b) No reports on Form 8-K were filed during the period during the fourth quarter of the period covered by this report.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE BEARD COMPANY
                                        (Registrant)

DATE:  April 13, 1999	                By  HERB MEE, JR.
             	                            Herb Mee, Jr., President

Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

    Signature	                         Title	                       Date
    ---------                          -----                        ----

By  W. M. BEARD                   Chief Executive Officer      April 13, 1999
    W. M. Beard

By  HERB MEE, JR.                 President and Chief	         April 13, 1999
    Herb Mee, Jr.                 Financial Officer

By  JACK A. MARTINE               Controller and               April 13, 1999
    Jack A. Martine               Chief Accounting Officer

By  W. M. BEARD                   Chairman of the Board        April 13, 1999
    W. M. Beard

By  HERB MEE, JR.                 Director                     April 13, 1999
    Herb Mee, Jr.

By  ALLAN R. HALLOCK              Director                     April 13, 1999
    Allan R. Hallock

By  HARLON E. MARTIN, JR.         Director                     April 13, 1999
    Harlon E. Martin, Jr.

By  FORD C. PRICE                 Director                     April 13, 1999
    Ford C. Price

By  MICHAEL E. CARR               Director                     April 13, 1999
    Michael E. Carr

                                 EXHIBIT INDEX

Exhibit
No.          Description                              Method of Filing
-------      -----------                              ----------------

2     Plan of acquisition, reorganization,
      arrangement, liquidation or succession:

2(a)  Agreement and Plan of Reorganization by    Incorporated herein by
      and among Registrant, Beard Oil Company    reference
      ("Beard Oil") and New Beard, Inc., dated as of July 12, 1993

2(b)  Agreement and Plan of Merger by and        Incorporated herein by
      between The Beard Company and The New      reference
      Beard Company, dated as of September 16,
      1997

2(c)  Certificate of Merger merging The Beard    Incorporated herein by
      Company into The New Beard Company as      reference
      filed with the Secretary of State of
      Oklahoma on November 26, 1997

2(d)  Asset Purchase Agreement by and among      Incorporated herein by
      Airgas Carbonic Reserves, Inc. ("Airgas"), reference and Registrant, Carbonic Reserves
      ("Carbonics"), and Clifford H. Collen,
      Jr. ("Collen").

2(e)  Asset Purchase Agreement by and among      Incorporated herein by
      Registrant, Toby B. Tindell, Cristie R.    reference
      Tindell and Interstate Travel Facilities,
      Inc. ("ITF"), dated as of February 27, 1998

3(i)  Certificate of Incorporation of The        Incorporated herein by
      New Beard Company as filed with the        reference
      Secretary of State of Oklahoma on
      September 11, 1997

3(ii) Registrant's By-Laws as currently in       Incorporated herein by
      effect                                     reference

4     Instruments defining the rights of
      security holders:

4(a)  Certificate of Designations, Powers,       Incorporated herein by
      Preferences and Relative, Participating,   reference
      Option and Other Special Rights, and
      the Qualifications, Limitations or
      Restrictions Thereof of the Series A
      Convertible Voting Preferred Stock of
      the Registrant

4(b)  Settlement Agreement, with Certificate     Incorporated herein by
      of Amendment attached thereto, by and      reference
      among Registrant, Beard Oil, New York
      Life Insurance Company ("NYL"), New
      York Life Insurance and Annuity Company
      ("NYLIAC"), John Hancock Mutual Life
      Insurance Company ("Hancock"), Memorial
      Drive Trust ("MDT") and Sensor, dated
      as of April 13, 1995

10    Material contracts:

10(a) Amendment No. One to The Beard Company     Incorporated herein by
      1993 Stock Option Plan dated August 27,    reference
      1993, as amended June 4, 1998

10(b) The Beard Company 1994 Phantom Stock       Incorporated herein by
      Units Plan adopted November 1, 1994        reference

10(c) The Beard Company Deferred Stock           Incorporated herein by
      Compensation Plan                          reference

10(d) Form of Change in Control Compensation     Incorporated herein by
      Agreement dated as of January 24, 1997,    reference
      by and between Carbonics and three
      employees

10(e) Letter Agreement dated August 15, 1997     Incorporated herein by
      by and among Collen, Carbonics, Beard      reference
      Oil and Registrant

10(f) Letter Agreement dated October 8, 1997     Incorporated herein by
      by and among Randy D. Thacker, Carbonics   reference
      and Registrant

10(g) Amended and Restated Nonqualified Stock    Filed herewith electronically
      Option Agreement by and between Richard
      D. Neely and ISITOP, Inc. ("ISITOP"),
      dated November 12, 1998

10(h) Amended and Restated Nonqualified Stock    Filed herewith electronically
      Option Agreement by and between Jerry
      S. Neely and ISITOP, dated November
      12, 1998

10(i) Nonqualified Stock Option Agreement by     Filed herewith electronically
      and between Robert A. McDonald and
      ISITOP, dated November 12, 1998

10(j) Nonqualified Stock Option Agreement by     Incorporated herein by
      and between Toby Tindell and ITF,          reference
      dated February 27, 1998

10(k) Incentive Stock Option Agreement by and    Filed herewith electronically
      between Philip R. Jamison and Beard
      Technologies, Inc. ("BTI"), dated May 18,
      1998

10(l) Subscription Agreement by and between      Incorporated herein by
      Cibola Corporation ("Cibola") and          reference
      Registrant, dated April 10, 1996

10(m) Nonrecourse Secured Promissory Note from   Incorporated herein by
      Registrant to Cibola, dated April 10, 1996 reference

10(n) Security Agreement by and among            Incorporated herein by
      Registrant, Cibola and the Cibola share-   reference
      holders, dated April 10, 1996

10(o) Tax Sharing Agreement by and among         Incorporated herein by
      Registrant, Cibola and the Cibola          reference
      shareholders, dated April 10, 1996

10(p) Compensation Agreement by and between      Incorporated herein by
      Registrant and the Trustees of the         reference
      William M. Beard and Lu Beard 1988
      Charitable Unitrust (the "Trustees")
      dated April 17, 1997

10(q) Indemnity Agreement by and between         Incorporated herein by
      Registrant and the Trustees dated          reference
      April 17, 1997

10(r) Coal Fines Extraction and Beneficiation    Incorporated herein by
      Agreement among CRC NO. 1 LLC, CRC NO.     reference
      2 LLC, CRC NO. 3 LLC, CRC NO. 4 LLC,
      CRC NO. 5 LLC, CRC NO. 6 LLC, (the
      "Six LLC's") and Beard Technologies,
      Inc. ("BTI"), dated as of June 24, 1998

10(s) Operation and Maintenance Agreement        Incorporated herein by
      among the Six LLC's and BTI, dated as      reference
      of June 24, 1998

10(t) Guaranty Agreement among Registrant and    Incorporated herein by
      the Six LLC's, dated as of June 24, 1998   reference

10(u) Guaranty Agreement between MCNIC Pipeline  Incorporated herein by
      & Processing Company ("MCNIC") and BTI,    reference
      dated as of June 24, 1998

10(v) Loan Agreement between MCNIC and Beard     Incorporated herein by
      Mining, L.L.C. ("BMLLC"), dated as of      reference
      June 24, 1998

10(w) Promissory Note from BMLLC to MCNIC,       Incorporated herein by
      dated as of June 24, 1998                  reference

10(x) Amendment to Coal Fines Extraction and     Incorporated herein by
      Beneficiation Agreement among the Six      reference
      LLC's and BMLLC, dated October 30, 1998

10(y) Amendment to Operation and Maintenance     Incorporated herein by
      Agreement among the Six LLC's and BTI,     reference
      dated October 30, 1998

10(z) Notice by the Six LLC's of Termination     Filed herewith electronically
      of Operation and Maintenance Agreement
      with BTI, dated December 16, 1998

10(aa) Notice by the Six LLC's of Termination    Filed herewith electronically
       of Coal Fines Extraction and
       Beneficiation Agreement with BMLLC,
       dated December 16, 1998

10(bb) Agreement by and among MCNIC, the Six     Filed herewith electronically
       LLC's, BMLLC, Registrant and BTI,
       dated March 19, 1999

10(cc) Letter Agreement by and among             Filed herewith electronically
       Registrant, ITF, Toby B. Tindell and
       Cristie R. Tindell, dated April 13,
       1999

11     Statement re computation of per share     Filed herewith electronically
       earnings

21     Subsidiaries of the Registrant            Filed herewith electronically

23     Consent of KPMG LLP                       Filed herewith electronically

27     Financial Data Schedule                   Filed herewith electronically