Form 10-Q
period 1999-03-31
BEARD CO /OK
filed 1999-05-24
CIK 909992

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q



[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the period ended March 31, 1999
                                    or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1999.


                 Common Stock $.001 par value - 2,459,264

                               THE BEARD COMPANY

                                    INDEX


PART I.  FINANCIAL INFORMATION	                                         Page

Item 1.	 Financial Statements

  Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998

  Statements of Operations and Comprehensive Income - Three Months ended March 31, 1999 and 1998 (Unaudited)

  Statements of Shareholders' Equity - Year ended December 31, 1998 and Three Months ended March 31, 1999 (Unaudited)

  Statements of Cash Flows - Three Months ended March 31, 1999 and
     1998 (Unaudited)

  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    THE BEARD COMPANY AND SUBSIDIARIES
                              Balance Sheets
             March 31, 1999 (Unaudited) and December 31, 1998
                                                 March 31,       December 31,
                         Assets                    1999             1998
                                               ------------      ------------
Current assets:
  Cash and cash equivalents                    $  4,170,000      $  5,190,000
  Accounts receivable, less allowance for
   doubtful receivables of $54,000 in 1999 and
   $69,000 in 1998                                  546,000         1,386,000
  Inventory                                         420,000           383,000
  Prepaid expenses and other assets                 253,000           259,000
  Current portion of notes receivable               261,000            57,000
                                               ------------      ------------
     Total current assets                         5,650,000         7,275,000
                                               ------------      ------------
Notes receivable                                    326,000           354,000
Investments and other assets                      2,072,000         1,887,000
Property, plant and equipment, at cost            8,948,000        32,921,000
  Less accumulated depreciation,
   depletion and amortization                     4,440,000         5,139,000
                                               ------------      ------------
      Net property, plant and equipment           4,508,000        27,782,000
                                               ------------      ------------
Intangible assets, at cost                          130,000           167,000
  Less accumulated amortization                      95,000           128,000
                                               ------------      ------------
     Net intangible assets                           35,000            39,000
                                               ------------      ------------
                                               $ 12,591,000      $ 37,337,000
                                               ============      ============

          Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                       $    303,000      $    677,000
  Accrued expenses                                1,076,000         1,385,000
  Income taxes payable                               51,000           100,000
  Current maturities of long-term debt              124,000           119,000
                                               ------------      ------------
     Total current liabilities                    1,554,000         2,281,000
                                               ------------      ------------
Long-term debt less current maturities            2,555,000        25,780,000
Redeemable preferred stock of $100 stated
 value; 5,000,000 shares authorized; 27,838
 shares issued and outstanding (note 4)             889,000           889,000

Common shareholders' equity:
  Common stock of $.001 par value per share;
   10,000,000 shares authorized; 2,832,129
   shares issued and outstanding in 1999 and 1998     3,000             3,000
  Capital in excess of par value                 37,747,000        37,747,000
  Accumulated deficit                           (28,370,000)      (27,819,000)
  Accumulated other comprehensive loss               (7,000)             -
  Treasury stock, 372,065 and 310,890
   shares, at cost in 1999 and 1998,
   respectively                                  (1,780,000)       (1,544,000)
                                               ------------      ------------
     Total common shareholders' equity            7,593,000         8,387,000
                                               ------------      ------------
Commitments and contingencies (note 7)
                                               $ 12,591,000      $ 37,337,000
                                               ============      ============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
             Statements of Operations and Comprehensive Income
                              (Unaudited)
                                                For the Three Months Ended
                                                ---------------------------
                                                March 31,         March 31,
                                                  1999              1998
                                                ----------       ----------
Revenues:
  Coal reclamation                              $  684,000       $     -
  Carbon dioxide                                   119,000          160,000
  Other                                              9,000            8,000
                                                ----------       ----------
                                                   812,000          168,000
                                                ----------       ----------
Expenses:
  Coal reclamation (exclusive of depreciation,
   depletion, and amortization shown
   separately below)                               413,000           35,000
  Carbon dioxide (exclusive of depreciation,
   depletion, and amortization shown
   separately below)                                28,000           35,000
  Environmental remediation (exclusive of
   depreciation, depletion, and amortization
   shown separately below)                          56,000           24,000
  Selling, general and administrative              529,000          396,000
  Depreciation, depletion and amortization         181,000           16,000
  Other                                              8,000            5,000
                                                ----------       ----------
                                                 1,215,000          511,000
                                                ----------       ----------
Operating profit (loss):
  Coal reclamation                                 (56,000)        (116,000)
  Carbon dioxide                                    84,000          117,000
  Environmental remediation                        (77,000)         (27,000)
  Other                                           (354,000)        (317,000)
                                                ----------       ----------
                                                  (403,000)        (343,000)
Other income (expense):
  Interest income                                   53,000          137,000
  Interest expense                                (156,000)            -
  Gain on sale of assets                             2,000           12,000
  Equity in net earnings (loss) of
   unconsolidated affiliates                       (85,000)         109,000
  Other                                             38,000          (15,000)
                                                ----------       ----------
Loss from continuing operations before
 income taxes                                     (551,000)        (100,000)
Income taxes (note 6)                                 -                -
                                                ----------       ----------
Loss from continuing operations                   (551,000)        (100,000)
  Loss from discontinued operations (note 3)          -            (324,000)
                                                ----------       ----------
Net loss                                          (551,000)        (424,000)
Other comprehensive loss
  Foreign currency translation adjustment           (7,000)            -
                                                ----------       ----------
Comprehensive loss                              $ (558,000)      $ (424,000)
                                                ==========       ==========
Net loss per average common share outstanding:
  Basic and diluted:
    Loss from continuing operations             $ (0.22)         $ (0.04)
    Loss from discontinued operations               -              (0.13)
                                                -------          -------
    Net loss                                    $ (0.22)         $ (0.17)
                                                =======          =======
Weighted average common shares outstanding -
 basic and diluted                              2,468,000        2,528,000
                                                =========        =========

See accompanying notes to financial statements.

                THE BEARD COMPANY AND SUBSIDIARIES
     Statements of Shareholders' Equity and Comprehensive Income
                                                                  Accumulated                   Total
                                         Capital in                   Other                     Common
                               Common    Excess of  Accumulated  Comprehensive    Treasury    Shareholders'
                                Stock    Par Value    Deficit         Loss          Stock       Equity
                               ------    ---------- -----------  -------------    --------    -------------
Balance, December 31, 1997    $ 3,000   $37,911,000 $(23,962,000)   $    -      $(1,519,000)  $12,433,000
Net loss, year ended
  December 31, 1998              -             -      (3,857,000)        -             -       (3,857,000)
Sale of 37,500 shares of
  treasury stock                 -         (112,000)        -            -          188,000        76,000
Issuance of 11,000 shares
  of treasury stock for stock
  option exercises               -          (52,000)        -            -           52,000          -
Purchase of 55,500 shares
  of common stock                -             -            -            -         (265,000)     (265,000)
                              -------   ----------- ------------    ----------  -----------   -----------
Balance, December 31, 1998    $ 3,000   $37,747,000 $(27,819,000)   $    -      $(1,544,000)  $ 8,387,000

Net loss, three months
  ended March 31, 1999
  (unaudited)                    -             -        (551,000)        -             -         (551,000)
Other comprehensive loss
  Foreign currency translation
  adjustments (unaudited)        -             -            -          (7,000)         -           (7,000)
Purchase of 61,175 shares
  of common stock (unaudited)    -             -            -            -         (236,000)     (236,000)
                              -------   ----------- ------------    ----------  -----------   -----------
Balance, March 31, 1999
  (unaudited)                 $ 3,000   $37,747,000 $(28,370,000)   $  (7,000)  $(1,780,000)  $ 7,593,000
                              =======   =========== ============    ==========  ===========   ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                 (Unaudited)
                                               For the Three Months Ended
                                            --------------------------------
                                            March 31, 1999    March 31, 1998
                                            --------------    --------------
Operating activities:
  Cash received from customers              $ 3,131,000       $ 1,997,000
  Cash paid to suppliers and employees       (3,118,000)       (2,577,000)
  Interest received                              62,000           202,000
  Interest paid                                (165,000)          (18,000)
  Taxes paid                                    (49,000)         (200,000)
                                            -----------       -----------
     Net cash used in operating activities     (139,000)         (596,000)
                                            -----------       -----------
Investing activities:
  Acquisition of property, plant and equipment  (34,000)         (460,000)
  Proceeds from sale of assets                    3,000            16,000
  Investment in subsidiary                     (355,000)             -
  Advances for notes receivable                (196,000)             -
  Proceeds from sale of business                   -            1,000,000
  Purchase of minority interest                    -             (900,000)
  Acquisition of travel facilities, net
   of cash acquired of $49,000                     -             (763,000)
  Other                                         104,000            24,000
                                            -----------       -----------
     Net cash used in investing activities     (478,000)       (1,083,000)
                                            -----------       -----------
Financing activities:
  Payments on line of credit and term notes    (167,000)          (30,000)
  Purchase of treasury stock                   (236,000)             -
  Preferred stock repurchase                       -           (4,005,000)
                                            -----------       -----------
     Net cash used in financing activities     (403,000)       (4,035,000)
                                            -----------       -----------
Net decrease in cash and cash equivalents    (1,020,000)       (5,714,000)
Cash and cash equivalents at beginning of
 period                                       5,190,000        13,955,000
                                            -----------       -----------
Cash and cash equivalents at end of period  $ 4,170,000       $ 8,241,000
                                            ===========       ===========

                     THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Cash Flows
                               (Unaudited)

Reconciliation of Net Loss to Net Cash Used in Operating Activities
                                               For the Three Months Ended
                                             -------------------------------
                                             March 31, 1999   March 31, 1998
                                             --------------   --------------
Net loss                                     $   (551,000)    $   (424,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation, depletion and amortization        181,000          116,000
  Gain on sale of assets                           (2,000)         (13,000)
  Equity in net (income) loss of unconsolidated
   affiliates                                      85,000         (109,000)
  Net cash used by discontinued operations
   offsetting accrued impairment loss            (171,000)            -
  Other, including minority interest in
   consolidated subsidiaries                        3,000           13,000
  Decrease in accounts receivable, prepaid
   expenses and other current assets              861,000          567,000
  (Increase) decrease in inventories              (37,000)          15,000
  Decrease in accounts payable, accrued
   expenses and other liabilities                (508,000)        (761,000)
                                             ------------     ------------
  Net cash used in operating activities      $   (139,000)    $   (596,000)
                                             ============     ============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Exchange of coal extraction and
   beneficiation equipment for release
   of debt obligation                        $ 23,053,000     $       -
                                             ============     ============
Purchase of travel facilities through the
 sale of a subsidiary's common stock         $       -        $    181,000
                                             ============     ============
Purchase of travel facilities through the
 issuance of a debt obligation and
 assumption of debt obligations              $       -        $  1,743,000
                                             ============     ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                         Notes to Financial Statements

                             March 31, 1999 and 1998
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

 	Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 1998 annual report on Form 10-K.

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

The results of operations for the three-month period ended March
31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

The Company operated in the interstate travel facilities business (the "ITF" Segment) following its acquisition of four travel facilities in February 1998. As discussed in note 3, in April 1999, the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment. Also, as discussed in note 3, in August 1998, the Company's Board of Directors adopted a formal plan to discontinue its other environmental services operations (the "Other E/S Operations"), conducted principally by Whitetail Services, Inc. ("Whitetail"), Horizontal Drilling Technologies, Inc. ("HDT") and Incorporated Tank Systems.

The coal reclamation activities conducted by Beard Technologies, Inc. and Beard Sino-American Resources Co., Inc. now comprise the CR-U.S. Segment and the CR-China Segment, respectively. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment.

(2)  Aquisitions

  ITF Segment

On February 9, 1998, the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), purchased two travel facilities located along Interstate Highway I-40 in eastern Oklahoma for cash of $490,000. The travel facilities are geared toward the needs of interstate highway travelers and included a service station, convenience store and a restaurant. The fair value of identifiable tangible net assets acquired approximated $628,000 on the acquisition date.

On February 27, 1998, ITF acquired two travel facilities and an undeveloped parcel of land located along Interstate Highway I-35 in central Oklahoma. These travel facilities are also geared toward the needs of interstate highway travelers. The purchase price consisted of cash of $322,000; a fifteen-year, unsecured, 5.93% $544,000 promissory note, valued at $407,000 (discounted using a 10% interest rate); the assumption by ITF of three mortgage notes payable approximating $1,336,000, owed by the former owner of the facilities; and 20% of the Company's ownership in ITF, valued at $181,000. Approximately $1,051,000 of costs in excess of fair value of the net assets acquired was recorded as goodwill and was being amortized over 15 years.

On May 20, 1998, ITF acquired the assets of a truck wash located along Interstate Highway I-44 in Tulsa, Oklahoma for $699,000. The facility consists of two inside truck washing bays. The Company financed $576,000 of the asset acquisition with a promissory note. The fair value of the identifiable tangible assets approximated $870,000 on the acquisition date.

As discussed in note 3, on April 9, 1999, the Company's Board of
Directors approved a plan to discontinue its ITF Segment.

CR-U.S. Segment

On June 30, 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment (the "Equipment") located at six coal slurry impoundment sites for $24,000,000. BMLLC financed the purchase with a $24,000,000 loan from MCNIC Pipeline & Processing Company ("MCNIC") which was secured solely by the equipment. BMLLC leased the Equipment to Beard Technologies, Inc. ("BTI") a wholly-owned subsidiary of Beard, which operated and maintained the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of MCNIC. The monthly lease payments equaled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

Concurrent with BMLLC's acquisition of the Equipment, BTI entered into operating agreements with the LLC's to provide services for which it was being compensated under a cost-plus arrangement pursuant to which it received a minimum profit of $100,000 per month (the "Operating Agreements").

On December 16, 1998, the LLC's terminated the Operating Agreements effective January 31, 1999. BTI maintained a reduced work force at the plants for security reasons through April 30, 1999.

On March 19, 1999, BTI and MCNIC entered into an agreement, effective January 31, 1999, whereby BTI assigned its 100% interest in BMLLC to MCNIC in exchange for a release from MCNIC of any obligations BTI has or would have had as an interest owner in BMLLC (the "Exchange Agreement"). As a result of the Exchange Agreement, the Company was relieved of its obligations under the promissory note and the related loan documents in exchange for its ownership in the Equipment. The remaining net book value of the Equipment exchanged equaled the remaining principal balance of the promissory note forgiven. Therefore, no gain or loss resulted from the transaction.

The above acquisitions were accounted for by the purchase method and accordingly, the results of operations of the travel facilities and other acquired assets have been included in the Company's financial statements from their respective acquisition dates.

The Company considers the acquisition of the travel facilities and the Equipment as asset acquisitions; therefore, no pro forma financial information has been reported in the accompanying financial statements.

(3)  Discontinued Operations

  ITF Segment

On April 9, 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. On April 13, 1999, Beard entered into an agreement of terms with ITF and its minority shareholders whereby (1) the original purchase price of the two properties purchased from the minority shareholders will be adjusted downward by canceling the $544,000 (balance of $440,000 at March 31, 1999) promissory note to the minority shareholders; (2) Beard will sell 22,321 shares of its ITF common stock for $1,000 and will grant an irrevocable proxy to the minority shareholders for its remaining 30% common ownership in ITF, thereby surrendering its operating and voting control of ITF; and, (3) ITF and Beard will restructure ITF's indebtedness to Beard whereby ITF will (a) obtain a release of and assign to Beard $327,000 of certificates of deposit currently securing certain ITF debt obligations, and (b) will deliver two promissory notes to Beard totaling $2,053,000 (note A with a principal balance of $1,514,000 ("Note A") and note B with a principal balance of $539,000 ("Note B")). Note A will be secured by (a) a first mortgage on two of ITF's convenience store properties (the "C-stores"); and (b) a security interest in related equipment; and (c) the ITF shares being sold to ITF (the "Collateral"). All proceeds from the sale of the two C-stores and Collateral will be applied first to Note A and then to Note B.
Note A will not bear interest until both the C-stores are sold (the "Trigger Date") at which time the remaining principal, if any, will bear interest at 8% per annum. ITF has agreed to use its best efforts to sell the two C-stores within one year. Note B is unsecured and bears interest at 6% per annum until the Trigger Date at which time the interest rate increases to 8% per annum. No payment, other than from the proceeds from the sale of the C-stores and the Collateral, is required on either note until the Trigger Date, at which time equal monthly interest and principal payments become due over a 36-to-60 month period, based upon the amount of the unpaid principal balances of the notes at the Trigger Date.

Closing of the above agreement has been delayed pending release and assignment of ITF's certificates of deposit currently securing ITF's debt obligations. Beard expects to close the agreement in the near future without significant changes being made to the original agreement. Because the agreement has not been closed, Beard retains operational and voting control over ITF; therefore, ITF's assets, liabilities and operating results have been consolidated in the accompanying financial statements. Results of operations for the ITF Segment have been reported as discontinued operations in the accompanying statement of operations. Revenues and losses from the discontinued ITF Segment were $285,000 and $45,000, respectively for the three months ended March 31, 1998.

Beard recorded a $1,603,000 estimated loss from discontinuing the ITF Segment in 1998. $1,256,000 of the loss represented the difference in the estimated fair value of Notes A and B and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Beard recorded the loss as a reduction in goodwill resulting from the purchase of the ITF facilities, with the remaining $205,000 recorded as a reduction in ITF's property, plant and equipment. Beard recorded a provision of $347,000 in 1998 for the estimated operating losses expected to be incurred by ITF from January 1, 1999 through March 31, 1999, the effective date of the transaction. ITF's actual losses for the three months ended March 31, 1999, were $171,000, which were charged against the loss provision recorded in 1998.

As of March 31, 1999, the significant assets related to the ITF Segment consist of inventory, certificates of deposit, the travel facilities and a truck wash with a total recorded value of $3,965,000. The significant liabilities of the segment consist of trade accounts payable, accrued expenses and debt obligations totaling $3,055,000.

Other E/S Operations

In August 1998, the Company's Board of Directors approved a formal plan to discontinue its Other E/S Operations and the Company recorded an estimated loss of $684,000 expected from the discontinuation of such operations. $594,000 of the loss represented the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values on the date of discontinuance. $455,000 of the loss represented anticipated operating losses until disposal of the assets is complete. Offsetting the losses was a $365,000 gain from early extinguishment of an obligation which was payable only from 80% of the cash flows (prescribed under the obligation agreement) of HDT and Whitetail.

The Company has sold a portion of the Other E/S Operations equipment for a total price of $581,000, since its date of discontinuance. The sales prices approximated the assets' carrying values. $359,000 of the equipment sales were for various notes receivable with terms ranging from three to seven years. The Company is actively seeking opportunities to sell the remaining other E/S operations equipment and anticipates the assets will be disposed of by December 31, 1999.

Results of operations for the three months ended March 31, 1998, have been reported as discontinued in the accompanying statements of operations. Revenues and losses applicable to the discontinued segment were $965,000 and $279,000 for the three months ended March 31, 1998, respectively. The Company did not incur significant operating costs during the three months ended March 31, 1999, related to the Other E/S Operations.

As of March 31, 1999, the significant assets related to the Other
E/S Operations consist primarily of equipment with a recorded value of $299,000. The significant liabilities related to the Other E/S Operations consist of accounts payables and accrued expenses totaling $98,000.

Solid CO2 Segment

In 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("Solid CO2 segment").

As of March 31, 1999, the solid CO2 segment had no significant assets. The significant liabilities of the solid CO2 segment consisted of accrued employee severance compensation of $155,000.

  Real Estate Segment

In 1997, the Company discontinued its real estate construction and development activities and disposed of all of its related assets except for one speculative home with a cost of $227,000. The Company sold the remaining speculative home on April 27, 1999, for $228,000.

(4)  Redeemable Preferred Stock

The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 1999 operations through March 31 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  Loss Per Share

Basic loss per share data is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted loss per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all periods presented.

(6)  Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. There is no provision for income taxes for the three months ended March 31, 1999 and 1998 due to the availability of net operating losses and other carryforwards. At March 31, 1999, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                Expiration
                                                   Date           Amount
                                                --------------------------
Federal regular tax operating loss carryforwards 2004-2010       $ 51,718
Investment tax credit carryforward               1999-2000       $    221
Tax depletion carryforward                       Indefinite      $  5,500

(7)  Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

(8)  Business Segment Information

The Company primarily manages its business by products and services; however, the Company's Coal Reclamation Segment is further managed by geographic location. The Company evaluates its operating segments performance based on earnings or loss from operations before income taxes. The Company had six reportable segments in the first quarter of 1999: Coal Reclamation-U.S., Coal Reclamation-China, Carbon Dioxide, Well Testing, Environmental Remediation and Brine Extraction/Iodine Manufacturing. The Company had five reportable segments in the first quarter of 1998. The Coal Reclamation-U.S. and China Segments consist of coal reclamation services which may or may not involve the Company's patented Mulled Coal Technology. The Carbon Dioxide Segment consists of the production of CO2 gas. The Well Testing Segment consists of the Company's 50% ownership in a company involved in natural gas well testing operations in northeastern Mexico. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The Brine Extraction/Iodine Manufacturing Segment consists of the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

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

                                Coal         Coal
                             Reclamation  Reclamation  Carbon  Environmental     Iodine        Well
                                U.S.         China     Dioxide  Remediation   Manufacturing  Testing  Totals
                             -----------  -----------  -------  -----------   -------------  -------  ------
Three months ended March 31, 1999
---------------------------------
Revenues from  external
 customers                    $684        $  -         $119     $  -           $306            $87    $1,196
Segment profit (loss)         (124)        (83)          84      (84)           (99)          (229)     (535)
Segment assets               1,500           -          531       53          2,283          1,015     5,382

Three months ended March 31, 1998
---------------------------------
Revenues from external
 customers                       -           -          160        -          1,122              -     1,282
Segment profit (loss)          (69)        (47)         117      (30)            83              -        54
Segment assets                  34           -          494       49          4,319              -     4,896

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows for the three months ended March 31 (in thousands):

                                                1999           1998
                                              -------        -------
Total profit (loss) for reportable segments   $ (535)        $   54
Eliminate (earnings) loss from brine
 extraction/iodine manufacturing and well
 testing operations accounted for as
 equity investments                              328            (83)
Equity in earnings (loss) from brine extraction/
 iodine manufacturing and well testing
 operations accounted for as equity investments (165)            46
Net corporate costs not allocated to segments   (179)          (117)
                                              ------         ------
     Total consolidated loss for continuing
      operations                              $ (551)        $ (100)
                                              ======         ======


Item 2.	 Management's Discussion and Analysis of Financial Condition
         and Results of Operations

The following discussion focuses on material changes in the Company's financial condition since December 31, 1998 and results of operations for the quarter ended March 31, 1999 compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1998 Form 10-K.

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

The Company operated in the interstate travel facilities business
(the "ITF" Segment) following its acquisition of four travel facilities in February 1998. In April 1999, the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment. In August 1998, the Company's Board of Directors adopted a formal plan to discontinue its other environmental services operations (the "Other E/S Operations"), conducted principally by Whitetail Services, Inc. ("Whitetail"), Horizontal Drilling Technologies, Inc. ("HDT") and Incorporated Tank Systems.

Material changes in financial condition - March 31, 1999 as compared with December 31, 1998.

The following table reflects changes in the Company's financial condition during the periods indicated:

                                     March 31,     December 31,     Increase
                                       1999           1998         (Decrease)
                                     ---------     ------------    ----------
Cash and cash equivalents            $ 4,170,000   $ 5,190,000     $ (1,020,000)
Working capital                      $ 4,096,000   $ 4,994,000     $   (898,000)
Current ratio                          3.64 to 1     3.19 to 1

During the first quarter of 1999, the Company reduced its working capital by $898,000 from $4,994,000 as of December 31, 1998. $355,000 of the decrease was a result of additional capital contributions to the Company's joint venture involved in natural gas well testing on northeastern Mexico. $236,000 was used to purchase treasury stock during the quarter. $224,000 was invested in the ITF Segment to fund operations prior to the decision to discontinue such operations.

The Company had a significant improvement in its debt ratios during the first quarter of 1999. The termination of the MCNIC coal fines debt agreements effective as of January 31, 1999, resulted in the removal of $23,053,000 of debt and a corresponding amount of property, plant and equipment from the Company's balance sheet. Such debt had been reflected as a long-term obligation on the December 31, 1998 balance sheet. Removal of the debt lowered the Company's debt-to-equity ratio to 0.35 to 1 from 3.09 to 1 at year-end 1998.

On April 13, 1999, the Company entered into an agreement which resulted in the discontinuance of the ITF Segment (Interstate Travel Facilities, Inc. ("ITF")) effective as of March 31, 1999 (see Note 3 to the accompanying financial statements). Closing of the agreement has been delayed pending the release and assignment to Beard of $327,000 of certificates of deposit by the bank which is holding same as collateral. The closing is expected to occur in the near future, at which time Beard will cease to control the assets and operations of ITF. ITF's assets, liabilities and operations will no longer be consolidated in Beard's financial statements and Beard will record notes receivable from ITF.

The discontinuance of the ITF Segment will ultimately result in the removal of all but $43,000 of the debt which remained at March 31, 1999 from the Company's balance sheet, as $2,636,000 of the debt is associated with ITF's assets, and the Company is not a guarantor of such indebtedness. This will result in a further improvement in the Company's debt ratios and is expected to add $327,000 to working capital. At March 31, 1999, the Company had $575,000 of credit available under its existing bank line of credit.

Revenues from the MCNIC coal fines projects accounted for 93% of the Company's revenues from continuing operations in calendar year 1998. Accordingly, the termination of the MCNIC operating agreements effective January 31, 1999 (see Note 2 to the accompanying financial statements) had a material detrimental effect upon the Company's profitability during the first quarter of 1999 and will have a similar impact upon future results. We are continuing to negotiate with MCNIC concerning the formation of a limited liability company to pursue the operation of one of the six projects, and are having discussions with a third party (which is negotiating with MCNIC to take over two of the projects) about operating such projects for them, but there is no assurance that any of such projects will materialize.

The CR Segments are also working on a number of other projects, in addition to the MCNIC projects, all of which have the potential for good prospective return on investment. Although the Company has the ability to finance one or two of such projects from available funds and its existing credit line, its ability to take on incremental projects will be limited by its success in arranging suitable financing or equipment leasing facilities for such projects.

The Company's cash reserves, cash flow and credit lines will be adequate to fund the $3,258,000 of capital expenditures projected for the Company for the last nine months of the year. Presently anticipated capital expenditures include (i) $1,900,000 for the CR-U.S. Segment, (ii) $725,000 for the CR-China Segment, (iii) $100,000 for the ER Segment, (iv) $33,000 for Beard corporate; and $500,000 for the new WT Segment. In April, 1999, the Company spent approximately $800,000 on equipment for the CR-U.S. Segment. The remaining $1,825,000 of the $2,625,000 originally targeted for expenditure by the two CR Segments is speculative since it is targeted for expenditure on two reclamation facilities on which negotiations are currently in progress.

The $800,000 equipment purchase was for a coal fines processing plant which had formerly been located at the Bee Veer Mine owned and operated by Associated Electric Cooperative, Inc. near Moberly in north central Missouri. The $800,000 does not include transportation or assembly costs. The plant is capable of producing 118 tons per hour of fine coal. The Company is currently evaluating three potential pond sites, and negotiating with the respective pond owners, and expects to make a decision in the near future concerning the site where the plant will be placed.

The Company's decision to discontinue the ITF Segment is expected to have a beneficial impact on future operations and liquidity since the Company has reduced and will ultimately cease funding losses generated by such operations.

The sale of Carbonic Reserves in October of 1997 has continued to provide the Company with significant liquid resources. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, private and governmental demand for environmental remediation services, continuing demand for CO2 gas and for the services provided by the Company's WT Segment. The Company anticipates that its current resources, future cash flows and availability of credit due to the Company's improved debt ratios will enable it to meet its planned operating costs and capital spending requirements.

Although working capital decreased $898,000 in the first quarter of 1999, the Company remained in strong working capital position with working capital of $4,096,000, including $4,170,000 of cash and cash equivalents, and a current ratio of 3.64 to 1.

Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended March 31, 1999 as compared with the Quarter ended March 31, 1998.

The loss for the first quarter of 1999 was $551,000 compared to $424,000 for the 1998 first quarter. The operating loss in the CR Segments improved by $60,000. These improvements were offset by a decline in the operating margins of the CO2 Segment of $33,000 and an increase in operating losses in the ER Segment of $50,000. Also, there was an increase in operating losses of $37,000 in Other --- principally corporate---activities for the first quarter of 1999 compared to the same period in 1998. As a result, the operating loss for the current quarter increased $60,000 to $403,000 versus $343,000 in the corresponding quarter of the prior year.

Operating results of the Company's primary operating Segments are reflected below:

                                    1999              1998
                                    ----              ----
Operating profit (loss):
  Coal reclamation                $  (56,000)       $ (116,000)
  Carbon dioxide                      84,000           117,000
  Environmental remediation          (77,000)          (27,000)
                                  ----------        ----------
     Subtotal                        (49,000)          (26,000)
  Other                             (354,000)         (317,000)
                                  ----------        ----------
                                  $ (403,000)       $ (343,000)
                                  ==========        ==========

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

As discussed in Note 2 to the accompanying financial statements, since April 1998, the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The $60,000 decrease in the operating loss for the first quarter of 1999 compared to the same period in 1998 reflects the effects of the guaranteed profit associated with this contract for the month of January 1999 partially offset by "standby costs" incurred by the Company in February and March as well as by a $37,000 increase in SG&A costs incurred in the CR-China Segment as it continued to pursue opportunities for the coal technology. The Company has been negotiating with the subsidiary concerning the formation of a jointly owned limited liability company to pursue the operation of one of the six projects, and is also having discussions with a third party (which is negotiating to take over two of the projects) about operating such projects for them. As part of such negotiations, the Company agreed to absorb part of the cost of manning the six facilities on a standby basis through the month of April. The Company's share of such costs for February and March more than offset the operating profit of January. Such costs for April are not expected to be material.

Carbon dioxide

First quarter 1999 operations reflected an operating profit of $84,000 compared to $117,000 for the 1998 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $41,000 or 26% to $119,000 for the first three months of 1999 compared to $160,000 for the same period in 1998. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The recent decline in oil prices caused a decline in the demand for CO2 gas. As a result, the Company's share of production from the above interests declined to 425,000 MCF for the first quarter of 1999 compared to 600,000 MCF for the same period in 1998.

Environmental remediation

The subsidiary in this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. This remains a startup operation which generated no revenues in either the first quarter of 1999 or 1998.
The segment produced an operating loss of $77,000 in 1999 versus $27,000 in 1998, reflecting a sharp increase in SG&A expenses due to an expansion in the level of marketing activities during the first quarter of 1999 compared to the same period in 1998.

Other activities

Other operations, consisting primarily of general and corporate activities, generated a smaller operating loss for the first quarter of 1999 as compared to the same period last year primarily as the result of savings in incurred insurance expenses.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses
("SG&A") in the current quarter increased to $529,000 from $396,000 in the 1998 first quarter. The primary reasons for this were a $72,000 increase in SG&A expenses incurred by the CR-U.S. Segment and a $37,000 increase in expenses incurred by the CR-China Segment in exploring opportunities for its coal technology in China for the first quarter of 1999 compared to 1998.

Depreciation, depletion and amortization expenses

DD&A expense increased $165,000 from $16,000 to $181,000 from the first quarter of 1998 to the same period in 1999, reflecting depreciation on the additions to property, plant and equipment made during the past year, primarily in the CR-U.S. Segment. $133,000 of the increase is depreciation on the coal fines extraction and beneficiation equipment in the CR-U.S. Segment for the month of January, 1999. On March 19, 1999, the Company assigned all its membership interest in the company owning the equipment to the noteholder in exchange for a release on the debt for which the property was security. See Note 2 to the accompanying financial statements.

Other income and expenses

The other income and expenses for the first quarter of 1999 netted to a $148,000 loss compared to $243,000 in earnings for the same period in 1998. Interest income was down $84,000 for the first quarter of 1999 compared to the same period in 1998 reflecting the less cash available for investments in commercial paper. Interest expense was up $156,000 as a result of the debt incurred to purchase the coal fines and beneficiation equipment.

The Company's equity in the earnings of unconsolidated affiliates was down $194,000 for the first quarter of 1999 compared to 1998. The Company's investment in the joint venture engaged in the production and sale of crude iodine (the BE/IM Segment) realized a loss of $40,000 for the three months ended March 31, 1999 compared to earnings of $46,000 for the same period in the prior year. Iodine sales for the current quarter totaled $306,000 versus $1,122,000 in the 1998 first quarter. Although the segment was producing iodine at its normal rate, it has been primarily building inventory during the first five months of this year. Shipments are expected to resume at more normal levels beginning in June of this year. In addition, for the three months ended March 31, 1999, the Company recorded a loss of $114,000 on its investment in an entity engaged in well testing operations in northeastern Mexico (the WT Segment). This entity generated its initial revenues in the first quarter of 1999 which were not sufficient to cover the overhead costs of the operations. The Company realized $10,000 less in gain on sale of assets in the first quarter of 1999 compared to 1998 as most of the Company's surplus oil and gas equipment remaining after the 1993 Restructure has been sold.

Discontinued operations

In April of 1999, the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment. Revenues and losses from the discontinued ITF Segment were $285,000 and $45,000, respectively, for the three months ended March 31, 1998. The minority shareholders have entered into an agreement with the Company whereby they will purchase the Company's controlling interest in the segment effective March 31, 1999 for notes receivables and certificates of deposit valued at $1,200,000 at March 31, 1999. See Note 3 to the accompanying financial statements.

In August of 1998, the Company's Board of Directors adopted a plan to restructure the E/RR Segment and to discontinue the Other E/S Operations. Revenues and losses from discontinued Other E/S
Operations were $965,000 and $279,000, respectively, for the first quarter of 1998. See Note 3 to the accompanying financial statements.

Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under "Material changes in financial condition" contained in this Item 2.

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

At March 31, 1999, the inventory and priority assessment phases of the Program were underway, but had not yet been completed at either the parent or subsidiary company level. At the parent company level, the Company has only a PC network and uses only third-party-developed programs. The Company concluded that, at this level, its only problem area in terms of hardware resided in its file server and in two computer stations, all of which were replaced in 1998 due to their age at a total cost of $10,000. The Company is examining its software currently and anticipates replacing the software not in compliance at a cost not to exceed $7,000. The Company believes that, at this level, its hardware and systems software are expected to be compliant. Prior to June 30, 1999, we hope to obtain from our software vendors assurances that all of the systems software supplied by them is Year 2000 compliant, or else have a clear picture of the upgrade path necessary to bring that software into compliance. We presently anticipate concluding systems software updates and compliance testing during our third quarter.

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

The Company believes that at the present time its Program is approximately 75% complete. The Company believes that by June 30, 1999, it will have identified any major deficiencies or exposures not previously identified, and that by September 30, 1999, it will have finalized the contingency and business continuation plans for the Company and all of its subsidiary entities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 1999, the Company had long-term debt of $2,679,000 of which $483,000 was fixed-rate debt. The remaining debt of $2,196,000 bears interest at a rate which is adjusted annually to equal the national prime rate.

The discontinuance of the ITF Segment will result in the elimination of $2,636,000 of the Company's debt including all the Company's variable-rate debt. The remaining Company debt of $43,000 has fixed interest rates and the interest expense and operating results would not be affected by an increase in market interest rates.

The Company has no other market risk sensitive instruments.

PART II.  OTHER INFORMATION

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

10(c) Amendment No. One to The Beard Company Deferred Stock Compensation
      Plan dated November 1, 1995, as amended July 21, 1999 (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit A, filed on May 11, 1999 to Registrant's Proxy Statement dated May 11, 1999, and same is incorporated by reference).*

10(d) Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(e) Letter Agreement dated August 15, 1997 by and among Collen,
      Carbonics, Beard Oil and Registrant. (This Exhibit has been previously filed as Exhibit 10(m) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(f) Letter Agreement dated October 8, 1997 by and among Randy
      D. Thacker, Carbonics and Registrant. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-Q for the period ended September 30, 1997, filed on November 13, 1997, and same is incorporated by reference).*

10(g) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. . (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(h) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(i) Nonqualified Stock Option Agreement by and between Robert
      A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(j) Nonqualified Stock Option Agreement by and between Toby
      Tindell and ITF, dated February 27, 1998. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's
      Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).*

10(k) Incentive Stock Option Agreement by and between Philip R.
      Jamison and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(l) Subscription Agreement by and between Cibola Corporation
      ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(m) Nonrecourse Secured Promissory Note from Registrant to
      Cibola, dated April 10, 1966. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

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

10(p) Coal Fines Extraction and Beneficiation Agreement among CRC
      NO. 1 LLC, CRC NO. 2 LLC, CRC NO. 3 LLC, CRC NO. 4 LLC, CRC NO. 5 LLC, CRC NO. 6 LLC (the "Six LLC's") and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(q) Operation and Maintenance Agreement among the Six LLC's and
      BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(r) Guaranty Agreement among the Six LLC's and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 8-K, filed on July 15,
      1998, and same is incorporated herein by reference).

10(s) Guaranty Agreement among MCNIC Pipeline & Processing
      Company ("MCNIC") and BTI, dated as of June 24, 1998. (This
      Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(t) Loan Agreement between MCNIC and Beard Mining. L.L.C.
      ("BMLLC"), dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(u) Promissory Note from BMLLC to MCNIC, dated as of June
      24, 1998. (This Exhibit has been previously filed as Exhibit 10.6 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(v) Amendment to Coal Fines Extraction and Beneficiation
      Agreement among the Six LLC's and BMLLC, dated October 30,
      1998.  (This Exhibit has been previously filed as Exhibit
      10(z) to Registrant's Form 10-Q for the period ended
      September 30, 1998, filed on November 23, 1998, and same is incorporated herein by reference).

10(w) Amendment to Operation and Maintenance Agreement among the
      Six LLC's and BMLLC, dated October 30, 1998. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended September 30, 1998, filed on November 23, 1998, and same is incorporated herein by reference).

10(x) Notice by the Six LLC's of Termination of Operation and
      Maintenance Agreement with BTI, dated December 16, 1998. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).

10(y) Notice by the Six LLC's of Termination of Coal Fines
      Extraction and Beneficiation Agreement with BTI, dated December 16, 1998. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).

10(z) Agreement by and among MCNIC, the Six LLC's, BMLLC,
      Registrant and BTI, dated March 19, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).

10(aa)Letter Agreement by and among Registrant, ITF, Toby B.
      Tindell and Cristie R. Tindell, dated April 13, 1999.
      (This Exhibit has been previously filed as Exhibit 10(cc) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).

27    Financial Data Schedule

---------------

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

                               		(Registrant)   THE BEARD COMPANY

                                                HERB MEE, JR.
                                                Herb Mee, Jr.
(Date)  May 24, 1999                            President and
                                                Chief Financial Officer

                                                JACK A. MARTINE
                                                Jack A. Martine
(Date)  May 24, 1999                            Controller and
                                                Chief Accounting Officer

                            EXHIBIT INDEX

Exhibit
No.       Description                          Method of filing
-------   -----------                          ----------------

2(a)   Agreement and Plan of Reorganization   Incorporated herein by reference
       by and among Registrant, Beard Oil
       Company ("Beard Oil") and New Beard,
       Inc., dated as of July 12, 1993
       (see Addendum A to Part I)

2(b)   Agreement and Plan of Merger by and    Incorporated herein by reference
       between The Beard Company and The
       New Beard Company, dated as of
       September 16, 1997

2(c)   Certificate of Merger merging The      Incorporated herein by reference
       Beard Company into The New Beard
       Company as filed with the Secretary
       of State of Oklahoma on November 26,
       1997

2(d)   Asset Purchase Agreement by and        Incorporated herein by reference
       among Airgas Carbonic Reserves,
       Inc. ("Airgas"), and Registrant,
       Carbonic Reserves ("Carbonics"),
       and Clifford H. Collen, Jr.
       ("Collen")

2(e)   Asset Purchase Agreement by and        Incorporated herein by reference
       among Registrant, Toby B. Tindell,
       Cristie R. Tindell and Interstate
       Travel Facilities, Inc. ("ITF"),
       dated as of February 27, 1998

3(i)   Certificate of Incorporation of        Incorporated herein by reference
       The New Beard Company as filed
       with the Secretary of State of
       Oklahoma on September 11, 1997

3(ii)  Registrant's By-Laws as currently      Incorporated herein by reference
       in effect

4(a)   Certificate of Designations,           Incorporated herein by reference
       Powers, Preferences and Relative,
       Participating, Option and Other
       Special Rights, and the Qualifi-
       cations, Limitations or Restric-
       tions Thereof of the Series A
       Convertible Voting Preferred Stock
       of the Registrant

4(b)   Settlement Agreement, with             Incorporated herein by reference
       Certificate of Amendment attached
       thereto, by and among Registrant,
       Beard Oil, New York Life Insurance
       Company, New York Life Insurance
       and Annuity Company, John Hancock
       Mutual Life Insurance Company,
       Memorial Drive Trust and Sensor,
       dated as of April 13, 1995

10(a)  Amendment No. One to The Beard         Incorporated herein by reference
       Company 1993 Stock Option Plan
       dated August 27, 1993, as amended
       June 4, 1998

10(b)  The Beard Company 1994 Phantom         Incorporated herein by reference
       Stock Units Plan adopted November
       1, 1994

10(c)  Amendment No. One to The Beard         Incorporated herein by reference
       Company Deferred Stock Compensa-
       tion Plan dated November 1, 1995,
       as amended July 21, 1999

10(d)  Form of Change in Control Com-         Incorporated herein by reference
       pensation Agreement dated as
       of January 24, 1997, by and
       between Carbonics and three
       employees

10(e)  Letter Agreement dated August 15,      Incorporated herein by reference
       1997 by and among Collen,
       Carbonics, Beard Oil and
       Registrant

10(f)  Letter Agreement dated October         Incorporated herein by reference
       8, 1997 by and among Randy D.
       Thacker, Carbonics and
       Registrant

10(g)  Amended and Restated Nonquali-         Incorporated herein by reference
       fied Stock Option Agreement by
       and between Richard D. Neely
       and ISITOP, Inc. ("ISITOP"),
       dated November 12, 1998

10(h)  Amended and Restated Nonquali-         Incorporated herein by reference
       fied Stock Option Agreement by
       and between Jerry S. Neely and
       ISITOP, dated November 12, 1998

10(i)  Nonqualified Stock Option Agree-       Incorporated herein by reference
       ment by and between Robert A.
       McDonald and ISITOP, dated
       November 12, 1998

10(j)  Nonqualified Stock Option Agree-       Incorporated herein by reference
       ment by and between Toby Tindell
       and ITF, dated February 27, 1998

10(k)  Incentive Stock Option Agreement       Incorporated herein by reference
       by and between Philip R. Jamison
       and ISITOP, Inc. ("ISITOP"),
       dated November 12, 1998

10(l)  Subscription Agreement by and          Incorporated herein by reference
       between Cibola Corporation
       ("Cibola") and Registrant, dated
       April 10, 1996

10(m)  Nonrecourse Secured Promissory         Incorporated herein by reference
       Note from Registrant to Cibola,
       dated April 10, 1966

10(n)  Security Agreement by and among        Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996

10(o)  Tax Sharing Agreement by and           Incorporated herein by reference
       among Registrant, Cibola and
       the Cibola shareholders, dated
       April 10, 1996

10(p)  Coal Fines Extraction and              Incorporated herein by reference
       Beneficiation Agreement among CRC
       NO. 1 LLC, CRC NO. 2 LLC, CRC
       NO. 3 LLC, CRC NO. 4 LLC, CRC
       NO. 5 LLC, CRC NO. 6 LLC
       (the "Six LLC's") and BTI,
       dated as of June 24, 1998

10(q)  Operation and Maintenance              Incorporated herein by reference
       Agreement among the Six LLC's
       and BTI, dated as of June 24,
       1998

10(r)  Guaranty Agreement among the           Incorporated herein by reference
       Six LLC's and BTI, dated as
       of June 24, 1998

10(s)  Guaranty Agreement among               Incorporated herein by reference
       MCNIC Pipeline & Processing
       Company ("MCNIC") and BTI,
       dated as of June 24, 1998

10(t)  Loan Agreement between MCNIC           Incorporated herein by reference
       and Beard Mining. L.L.C.
       ("BMLLC"), dated as of June
       24, 1998

10(u)  Promissory Note from BMLLC to          Incorporated herein by reference
       MCNIC, dated as of June 24,
       1998

10(v)  Amendment to Coal Fines                Incorporated herein by reference
       Extraction and Beneficiation
       Agreement among the Six LLC's
       and BMLLC, dated October 30,
       1998

10(w)  Amendment to Operation and             Incorporated herein by reference
       Maintenance Agreement among the
       Six LLC's and BMLLC, dated
       October 30, 1998

10(x)  Notice by the Six LLC's of             Incorporated herein by reference
       Termination of Operation and
       Maintenance Agreement with BTI,
       dated December 16, 1998

10(y)  Notice by the Six LLC's of             Incorporated herein by reference
       Termination of Coal Fines
       Extraction and Beneficiation
       Agreement with BTI, dated
       December 16, 1998

10(z)  Agreement by and among MCNIC,          Incorporated herein by reference
       the Six LLC's, BMLLC,
       Registrant and BTI, dated
       March 19, 1999

10(aa) Letter Agreement by and among          Incorporated herein by reference
       Registrant, ITF, Toby B.
       Tindell and Cristie R.
       Tindell, dated April 13, 1999

27     Financial Data Schedule                Filed herewith electronically