Form 10-Q
period 1999-06-30
BEARD CO /OK
filed 1999-08-23
CIK 909992

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               Form 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the period ended June 30, 1999 or

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1999.

             Common Stock $.001 par value - 2,441,074

                            THE BEARD COMPANY

                                 INDEX


PART I. FINANCIAL INFORMATION                                        Page

  Item 1.   Financial Statements

     Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998

     Statements of Operations and Comprehensive Income - Three Months and Six Months ended June 30, 1999 and 1998 (Unaudited)

     Statements of Shareholders' Equity - Year ended December 31, 1998 and Six Months ended June 30, 1999 (Unaudited)

     Statements of Cash Flows - Six Months ended June 30, 1999 and 1998 (Unaudited)

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

PART 1.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                      THE BEARD COMPANY AND SUBSIDIARIES
                              Balance Sheets
               June 30, 1999 (Unaudited) and December 31, 1998
                                                  June 30,        December 31,
     Assets                                         1999              1998
                                                ------------      ------------
Current assets:
  Cash and cash equivalents                     $  3,018,000      $  5,190,000
  Accounts receivable, less allowance for doubtful
   receivables of $55,000 in 1999 and $69,000 in
   1998                                              196,000         1,386,000
  Inventory                                          247,000           383,000
  Prepaid expenses and other assets                  188,000           259,000
  Current portion of notes receivable                399,000            57,000
                                                ------------      ------------
    Total current assets                           4,048,000         7,275,000
                                                ------------      ------------
Notes receivable                                     317,000           354,000
Investments and other assets                       2,086,000         1,887,000
Property, plant and equipment, at cost             9,784,000        32,921,000
  Less accumulated depreciation, depletion and
   amortization                                    4,515,000         5,139,000
                                                ------------      ------------
    Net property, plant and equipment              5,269,000        27,782,000
                                                ------------      ------------
Intangible assets, at cost                           134,000           167,000
  Less accumulated amortization                       98,000           128,000
                                                ------------      ------------
    Net intangible assets                             36,000            39,000
                                                ------------      ------------
                                                $ 11,756,000      $ 37,337,000
                                                ============      ============
     Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                        $    459,000      $    677,000
  Accrued expenses                                   698,000         1,385,000
  Income taxes payable                                68,000           100,000
  Current maturities of long-term debt               124,000           119,000
                                                ------------      ------------
    Total current liabilities                      1,349,000         2,281,000
                                                ------------      ------------
Long-term debt less current maturities             2,523,000        25,780,000
Redeemable preferred stock of $100
 stated value; 5,000,000 shares
 authorized; 27,838 shares issued and
 outstanding (note 4)                                889,000           889,000

Common shareholders' equity:
  Common stock of $.001 par value per share;
   10,000,000 shares authorized; 2,832,129 shares
   issued in 1999 and 1998                             3,000             3,000
  Capital in excess of par value                  37,723,000        37,747,000
  Accumulated deficit                            (28,931,000)      (27,819,000)
  Accumulated other comprehensive income               6,000                 -
  Treasury stock, 382,555 and 310,890 shares,
   at cost in 1999 and 1998, respectively         (1,806,000)       (1,544,000)
                                                ------------      ------------
    Total common shareholders' equity              6,995,000         8,387,000
                                                ------------      ------------
Commitments and contingencies (note 7)
                                                $ 11,756,000      $ 37,337,000
                                                ============      ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                Statements of Operations and Comprehensive Income
                                  (Unaudited)
                                             For Three Months Ended       For Six Months Ended
                                            ------------------------     -----------------------
                                            June 30,         June 30,    June 30,       June 30,
                                              1999             1998        1999           1998
                                            --------         --------    --------       --------
Revenues:
  Coal reclamation                          $   108,000    $   631,000   $   792,000    $   631,000
  Carbon dioxide                                105,000        157,000       224,000        317,000
  Other                                          21,000          9,000        30,000         17,000
                                            -----------    -----------   -----------    -----------
                                                234,000        797,000     1,046,000        965,000
                                            -----------    -----------   -----------    -----------
Expenses:
  Coal reclamation (exclusive of depreciation,
   depletion and amortization shown
   separately below)                            275,000        228,000       688,000        263,000
  Carbon dioxide (exclusive of depreciation,
   depletion and amortization shown
   separately below)                             26,000         34,000        54,000         69,000
  Environmental remediation (exclusive of
   depreciation, depletion and amortization
   shown separately below)                       46,000         53,000       102,000         77,000
  Selling, general and administrative           581,000        580,000     1,110,000        976,000
  Depreciation, depletion & amortization         23,000         15,000       204,000         31,000
  Other                                          38,000         10,000        46,000         15,000
                                            -----------    -----------   -----------    -----------
                                                989,000        920,000     2,204,000      1,431,000
                                            -----------    -----------   -----------    -----------
Operating profit (loss):
  Coal reclamation                             (281,000)       218,000      (337,000)       102,000
  Carbon dioxide                                 70,000        115,000       154,000        232,000
  Environmental remediation                     (78,000)       (59,000)     (155,000)       (86,000)
  Other                                        (466,000)      (397,000)     (820,000)      (714,000)
                                            -----------    -----------   -----------    -----------
                                               (755,000)      (123,000)   (1,158,000)      (466,000)
Other income (expense):
  Interest income                                67,000        107,000       120,000        244,000
  Interest expense                               (2,000)             -      (158,000)             -
  Gain (loss) on sale of assets                   1,000         (8,000)        3,000          4,000
  Equity in earnings of unconsolidated
   affiliates                                   110,000         90,000        25,000        199,000
  Other                                          34,000              -        72,000        (15,000)
                                            -----------    -----------   -----------    -----------
Income (loss) from continuing operations
 before income taxes                           (545,000)        66,000    (1,096,000)       (34,000)
Income taxes (note 6)                           (16,000)       (56,000)      (16,000)       (56,000)
                                            -----------    -----------   -----------    -----------
Income (loss) from continuing operations       (561,000)        10,000    (1,112,000)       (90,000)
Discontinued operations (note 3):
  Loss from discontinued operations                   -       (286,000)            -       (610,000)
  Estimated loss from discontinuing other
   environmental services activities                  -       (624,000)            -       (624,000)
                                            -----------    -----------   -----------    -----------
Loss from discontinued operations                     -       (910,000)            -     (1,234,000)
                                            -----------    -----------   -----------    -----------
Net loss                                       (561,000)      (900,000)   (1,112,000)    (1,324,000)
Other comprehensive income
  Foreign currency translation adjustment        13,000              -         6,000              -
                                            -----------    -----------   -----------    -----------
Comprehensive loss                          $  (548,000)   $  (900,000)  $(1,106,000)   $(1,324,000)
                                            ===========    ===========   ===========    ===========
Net loss per average common share outstanding:
  Basic and diluted:
    Loss from continuing operations         $     (0.23)   $      0.00   $     (0.45)   $     (0.04)
    Loss from discontinued operations              0.00          (0.36)         0.00          (0.48)
                                            -----------    -----------   -----------    -----------
    Net loss                                $     (0.23)   $     (0.36)  $     (0.45)   $     (0.52)
                                            ===========    ===========   ===========    ===========
Weighted average common shares outstanding -
 basic and diluted                            2,459,000      2,528,000     2,464,000      2,528,000
                                            ===========    ===========   ===========    ===========

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                     Statements of Shareholders' Equity
                                                                                  Accumulated                     Total
                                                       Capital In                    Other                       Common
                                               Common   Excess of  Accumulated   Comprehensive   Treasury     Shareholders'
                                                Stock   Par Value    Deficit         Income        Stock         Equity
                                               ------  ----------  -----------   -------------   --------     -------------
Balance, December 31, 1997                     $ 3,000 $37,911,000 $(23,962,000) $         -     $(1,519,000) $12,433,000
Net loss, year ended December 31, 1998               -           -   (3,857,000)           -               -   (3,857,000)

Sale of 37,500 shares of treasury stock              -    (112,000)           -            -         188,000       76,000

Issuance of 11,000 shares of treasury stock
  for stock option exercises                         -     (52,000)           -            -          52,000            -

Purchase of 55,500 shares of common stock            -           -            -            -        (265,000)    (265,000)
                                               ------- ----------- ------------  -----------     -----------  -----------
Balance, December 31, 1998                     $ 3,000 $37,747,000 $(27,819,000) $         -     $(1,544,000) $ 8,387,000

Net loss, six months ended June 30, 1999
  (unaudited)                                        -           -   (1,112,000)           -               -   (1,112,000)

Other comprehensive income:
  Foreign currency translation adjustment
   (unaudited)                                       -           -            -        6,000               -        6,000

Issuance of 3,760 shares of treasury stock
  for stock option exercises (unaudited)             -     (24,000)           -            -          24,000            -

Purchase of 75,425 shares of common stock
  (unaudited)                                        -           -            -            -        (286,000)    (286,000)
                                               ------- ----------- ------------  -----------     -----------  -----------
Balance, June 30, 1999 (unaudited)             $ 3,000 $37,723,000 $(28,931,000) $     6,000     $(1,806,000) $ 6,995,000
                                               ======= =========== ============  ===========     ===========  ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                  (Unaudited)
                                                  For the Six Months Ended
                                                  ------------------------
                                               June 30, 1999     June 30, 1998
                                               -------------     -------------
Operating activities:
  Cash received from customers                 $  5,412,000      $  4,149,000
  Cash paid to suppliers and employees           (5,612,000)       (5,085,000)
  Interest received                                 116,000           301,000
  Interest paid                                    (253,000)          (96,000)
  Taxes paid                                        (64,000)         (244,000)
                                               ------------      ------------
    Net cash used in operating activities          (401,000)         (975,000)
                                               ------------      ------------

Investing activities:
  Acquisition of property, plant and equipment     (870,000)       (1,441,000)
  Proceeds from sale of assets                        5,000            45,000
  Payments on notes receivable                      315,000                 -
  Investment in subsidiary                         (300,000)                -
  Advances for notes receivable                    (560,000)                -
  Net advances to subsidiary                        (41,000)                -
  Proceeds from sale of business                          -         1,000,000
  Purchase of minority interest                           -          (900,000)
  Acquisition of travel facilities, net of cash
   acquired of $49,000                                    -          (763,000)
  Other                                             161,000           (91,000)
                                               ------------      ------------
    Net cash used in investing activities        (1,290,000)       (2,150,000)
                                               ------------      ------------
Financing activities:
  Payments on line of credit and term notes        (195,000)         (611,000)
  Proceeds from line of credit and term notes             -           786,000
  Purchase of treasury stock                       (286,000)                -
  Preferred stock repurchase                              -        (4,005,000)
                                               ------------      ------------
    Net cash used in financing activities          (481,000)       (3,830,000)
                                               ------------      ------------
Net decrease in cash and cash equivalents        (2,172,000)       (6,955,000)

Cash and cash equivalents at beginning of period  5,190,000        13,955,000
                                               ------------      ------------
Cash and cash equivalents at end of period     $  3,018,000      $  7,000,000
                                               ============      ============

Reconciliation of Net loss to Net Cash Used in
Operating Activities
                                                 For the Six Months Ended
                                                 ------------------------
                                               June 30, 1999     June 30, 1998
                                               -------------     -------------
Net loss                                       $ (1,112,000)     $ (1,324,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation, depletion and amortization          319,000           276,000
  (Gain) loss on sale of assets                      (3,000)           22,000
  Equity in net (income) loss of unconsolidated
   affiliates                                       (25,000)         (199,000)
  Loss from discontinued operations                       -           624,000
  Net cash used by discontinued operations
   offsetting accrued impairment loss              (345,000)                -
  Minority interest in operations of
   consolidated subsidiaries                              -          (157,000)
  Other                                               6,000             7,000
  Decrease in accounts receivable, prepaid
   expenses and other current assets              1,275,000           274,000
  Decrease in inventories                           115,000            12,000
  Decrease in accounts payable, accrued
   expenses and other liabilities                  (631,000)         (510,000)
                                               ------------      ------------
  Net cash used in operating activities        $   (401,000)     $   (975,000)
                                               ============      ============

Supplemental Schedule of Noncash Investing and Financing Activities:

  Exchange of coal extraction and beneficiation
   equipment for release of debt obligation    $ 23,053,000      $          -
                                               ============      ============

  Purchase of property, plant and equipment
   through the issuance of debt obligations    $          -      $ 24,652,000
                                               ============      ============
  Purchase of travel facilities through the
   sale of a subsidiary's common stock         $          -      $    181,000
                                               ============      ============
  Purchase of travel facilities through the
   issuance of a debt obligation and assumption
   of debt obligations                         $          -      $  1,743,000
                                               ============      ============

See accompanying notes to financial statements.

                            Notes to Financial Statements

                                June 30, 1999 and 1998
                                     (Unaudited)

(1)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 1998 annual report on Form 10-K.

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

The results of operations for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

(3)  Discontinued Operations

ITF Segment

On April 9, 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. On April 13, 1999, Beard entered into an agreement of terms with ITF and its minority shareholders whereby (1) the original purchase price of the two properties purchased from the minority shareholders will be adjusted downward by canceling the $544,000 (balance of $440,000 at March 31, 1999) promissory note to the minority shareholders; (2) Beard will sell 22,321 shares of its ITF common stock for $1,000 and will grant an irrevocable proxy to the minority shareholders for its remaining 30% common ownership in ITF, thereby surrendering its operating and voting control of ITF; and, (3) ITF and Beard will restructure ITF's indebtedness to Beard whereby ITF will (a) obtain a release of and assign to Beard $327,000 of certificates of deposit currently securing certain ITF debt obligations, and (b) will deliver two promissory notes to Beard totaling $2,053,000 (note A with a principal balance of $1,514,000 ("Note A") and note B with a principal balance of $539,000 ("Note B")). Note A will be secured by (a) a first mortgage on two of ITF's convenience store properties (the "C-stores"); and (b) a security interest in related equipment; and (c) the ITF shares being sold to ITF (the "Collateral"). All proceeds from the sale of the two C-stores and Collateral will be applied first to Note A and then to Note B.
Note A will not bear interest until both the C-stores are sold (the "Trigger Date") at which time the remaining principal, if any, will bear interest at 8% per annum. ITF has agreed to use its best efforts to sell the two C-stores within one year. Note B will be unsecured and bear interest at 6% per annum until the Trigger Date at which time the interest rate increases to 8% per annum. No payment, other than from the proceeds from the sale of the C-stores and the Collateral, is required on either note until the Trigger Date, at which time equal monthly interest and principal payments become due over a 36-to-60 month period, based upon the amount of the unpaid principal balances of the notes at the Trigger Date.

Closing of the above agreement has been delayed pending release and assignment of ITF's certificates of deposit (the "C/D's") currently securing ITF's debt obligations. Beard expects that the C/D's will be released by September 30, 1999 at which time Beard will proceed with the closing. However, if the closing does not occur Beard will pursue other alternatives, such as liquidating ITF's assets. Until then, Beard retains operational and voting control over ITF; therefore, ITF's assets and liabilities have been consolidated in the accompanying balance sheets. Results of operations for the ITF Segment have been reported as discontinued operations in the accompanying statements of operations. Revenues from the discontinued ITF Segment were $1,022,000 and $1,307,000, respectively, for the three and six-month periods ended June 30, 1998. Losses from the discontinued ITF Segment were $141,000 and $186,000, respectively, for the three and six-month periods ended June 30, 1998.

Beard recorded a $1,603,000 estimated loss from discontinuing the ITF Segment in 1998. $1,256,000 of the loss represented the difference in the estimated fair value of Notes A and B and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Beard recorded the loss as a reduction in goodwill resulting from the purchase of the ITF facilities, with the remaining $205,000 recorded as a reduction in ITF's property, plant and equipment. Beard recorded a provision of $347,000 in 1998 for the estimated operating losses expected to be incurred by ITF from January 1, 1999 through disposition. ITF's actual losses for the three and six-month periods ended June 30, 1999, were $174,000 and $345,000, respectively. Such losses were charged against the loss accrual recorded in 1998. Beard does not expect to incur additional losses through the date Beard ceases to control ITF's operations, which is expected to be no later than the end of 1999.

As of June 30, 1999, the significant assets related to the ITF Segment consist of inventory, certificates of deposit, the travel facilities and a truck wash with a total recorded value of $3,947,000. The significant liabilities of the segment consist of trade accounts payable, accrued expenses and debt obligations totaling $2,921,000.

Other E/S Operations

In August 1998, the Company's Board of Directors approved a formal plan to discontinue its Other E/S Operations and the Company recorded an estimated loss of $624,000 expected from the discontinuation of such operations. $534,000 of the loss represented the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values on the date of discontinuance. $455,000 of the loss represented anticipated operating losses until disposal of the assets is complete. Offsetting the losses was a $365,000 gain from early extinguishment of an obligation which was payable only from 80% of the cash flows (prescribed under the obligation agreement) of HDT and Whitetail.

The Company has sold a portion of the Other E/S Operations equipment for a total price of $583,000, since its date of discontinuance. The sales prices approximated the assets' carrying values. $359,000 of the equipment sales were for various notes receivable with terms ranging from three to seven years. The Company is actively seeking opportunities to sell the remaining other E/S operations equipment and anticipates the assets will be disposed of by December 31, 1999.

Results of operations for the three and six-month periods ended June 30, 1998, have been reported as discontinued in the accompanying statements of operations. Revenues applicable to the discontinued segment were $618,000 and $1,583,000 for the three and six-month periods ended June 30, 1998, respectively. The losses applicable to the discontinued Other E/S Operations were $145,000 and $424,000 for the three and six-month periods ended June 30, 1998, respectively. The Company did not incur significant operating costs during the three and six-month periods ended June 30, 1999, related to the Other E/S Operations.

As of June 30, 1999, the significant assets related to the Other E/S Operations consist primarily of equipment with a recorded value of $270,000. The significant liabilities related to the Other
E/S Operations consist of accounts payables and accrued expenses totaling $100,000.

Solid CO2 Segment

In 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("Solid CO2 segment").

As of June 30, 1999, the solid CO2 segment had no significant assets. The significant liabilities of the solid CO2 segment consisted of accrued employee severance compensation of $155,000.

Real Estate Segment

In 1997, the Company discontinued its real estate construction and development activities and disposed of all of its related assets except for one speculative home with a cost of $227,000. The Company sold the remaining speculative home on April 27, 1999, for $228,000.

(4)  Redeemable Preferred Stock

The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 1999 operations through June 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  Income (loss) Per Share

Basic loss per share data is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options because the results are not dilutive to basic earnings
(loss) per share.

(6)  Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The provision for income taxes for the three and six-month periods ended June 30, 1999 and 1998 consist of federal alternative minimum tax of $16,000 and $36,000, respectively. The Company also recorded $20,000 of state income taxes for the three and six-month periods ended June 30, 1998.

At June 30, 1999, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                   Expiration
                                                      Date           Amount
                                                   ----------       --------
Federal regular tax operating loss carryforwards   2004-2010        $ 51,641

Investment tax credit carryforward                 1999-2000        $    221

Tax depletion carryforward                         Indefinite       $  5,500

(7)  Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

In June 1999, the Company became a guarantor of a 9.5%, one-year term, $600,000 note evidencing a borrowing by the Company's 50%- owned equity investment engaged in well testing operations in Mexico. The note is separately guaranteed in full by the other 50% corporate owner of the joint venture and the owners of that company, as individuals.

(8)  Business Segment Information

The Company primarily manages its business by products and services; however, the Company's Coal Reclamation Segment is further managed by geographic location. The Company evaluates its operating segments performance based on earnings or loss from operations before income taxes. The Company had six reportable segments during the three and six-month periods ended June 30, 1999: Coal Reclamation-U.S., Coal Reclamation-China, Carbon Dioxide, Well Testing, Environmental Remediation and Brine Extraction/Iodine Manufacturing. The Company had five reportable segments during the three and six-month periods ended June 30, 1998. The Coal Reclamation-U.S. and China Segments consist of coal reclamation services which may or may not involve the Company's patented Mulled Coal Technology. The Carbon Dioxide Segment consists of the production of CO2 gas. The Well Testing Segment consists of the Company's 50% ownership in a company involved in natural gas well testing operations in northeastern Mexico. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The Brine Extraction/Iodine Manufacturing Segment consists of the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

The following is certain financial information regarding the Company's reportable segments (presented in thousands of dollars).

General corporate assets and expenses are not allocated to any of the Company's operating segments; therefore, they are included as a reconciling item to consolidated total assets and income (loss) from continuing operations before income taxes reported in the Company's accompanying financial statements.

                       Coal        Coal
                   Reclamation Reclamation   Carbon   Environmental     Iodine       Well
                       U.S.        China     Dioxide   Remediation   Manufacturing  Testing  Totals
                   ----------- -----------   -------  -------------  -------------  -------  ------
Three months ended
------------------
  June 30, 1999
------------------
Revenues from
 external customers  $   108      $     -      $   105   $     -       $   614        $  813   $ 1,640
Segment profit (loss)   (201)         (75)         134       (86)          (61)          171      (118)

Three months ended
------------------
  June 30, 1998
------------------
Revenues from
 external customers      631            -          157         -            248            -     1,036
Segment profit (loss)    261          (63)         115       (61)            32            -       284

Six months ended
----------------
  June 30, 1999
----------------
Revenues from
 external customers      792            -          224         -            920          900     2,836
Segment profit (loss)   (325)        (158)         218      (170)          (160)         (58)     (653)
Segment assets         1,712            -          484        52          2,165        2,175     6,588

Six months ended
----------------
  June 30, 1998
----------------
Revenues from
 external customers      631            -          317        -           1,370            -     2,318
Segment profit (loss)    192         (110)         232      (91)            115            -       338
Segment assets        24,615            -          449       49           4,113            -    29,226

Reconciliation of total reportable segment profit (loss) to consolidated income (loss) from continuing operations before income taxes is as follows for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                            For the Three Months For the Six Months
                                                   Ended               Ended
                                            -------------------- ------------------
                                            June 30,   June 30,  June 30,  June 30,
                                               1999      1998      1999      1998
                                            --------   --------  --------  --------
Total profit (loss) for reportable segments $  (118)   $   284   $  (653)  $  338
Eliminate (earnings) loss from brine
  extraction/iodine manufacturing and
  well testing operations accounted
  for as equity investments                    (110)       (32)      218     (115)
Equity in earnings (loss) from brine
 extraction/iodine manufacturing and
 well testing operations accounted
 for as equity investments                       64         26       (90)      72
Net corporate costs not allocated to
 segments                                      (381)      (212)     (571)    (329)
                                            -------    -------   -------   ------
  Total consolidated income (loss) from
    continuing operations before income
    taxes                                   $  (545)   $    66   $(1,096)  $  (34)
                                            =======    =======   =======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in the Company's financial condition since December 31, 1998 and results of operations for the quarter ended June 30, 1999 compared to the prior year second quarter and the six months ended June 30, 1999 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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


Material changes in financial condition - June 30, 1999 as compared with December 31, 1998.

The following table reflects changes in the Company's financial condition during the periods indicated:

                                June 30,    December 31,   Increase
                                  1999          1998      (Decrease)
                                --------    ------------  ----------
Cash and cash equivalents     $ 3,018,000   $ 5,190,000   $(2,172,000)
Working capital               $ 2,699,000   $ 4,994,000   $(2,295,000)
Current ratio                   3.00 to 1     3.19 to 1

During the first six months of 1999, the Company reduced its working capital by $2,295,000 from $4,994,000 as of December 31, 1998. $341,000 of the decrease was a result of additional capital contributions of $300,000 and net advances of $41,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. The Company loaned a net amount of $260,000 to its partner in the WT Segment to temporarily fund its share of the investment. $855,000 was used to purchase property, plant and equipment for the operating segments. $286,000 was used to purchase treasury stock during the six months. $224,000 was invested in the ITF Segment to fund operations prior to the decision to discontinue such operations. The remaining decrease was a result of funding additional operating losses.

The Company had a significant improvement in its debt ratios during the first half of 1999. The termination of the MCNIC coal fines debt agreements effective as of January 31, 1999, resulted in the removal of $23,053,000 of debt and a corresponding amount of property, plant and equipment from the Company's balance sheet. Such debt had been reflected as a long-term obligation on the December 31, 1998 balance sheet. Removal of the debt lowered the Company's debt-to-equity ratio to 0.38 to 1 from 3.09 to 1 at year-end 1998.

On April 13, 1999, the Company entered into an agreement which resulted in the discontinuance of the ITF Segment (Interstate Travel Facilities, Inc. ("ITF")) effective as of March 31, 1999 (see Note 3 to the accompanying financial statements).  Closing of the agreement has been delayed pending the release and assignment to Beard of
$327,000 of certificates of deposit (the "C/D's") by the bank which is holding same as collateral. Beard expects the C/D's will be released by September 30, 1999 at which time Beard will proceed with the closing. However, if the closing does not occur Beard will pursue other
alternatives, such as liquidating ITF's assets.   Until then,
Beard retains operating and voting control over ITF; therefore, ITF's assets and liabilities have been consolidated in the accompanying balance sheets and results of operations for the ITF Segment have been reported as discontinued in the accompanying statements of operations.

The discontinuance of the ITF Segment will ultimately result in the removal from the Company's balance sheet of all but $39,000 of the debt which remained at June 30, 1999 as $2,608,000 of the debt is associated with ITF's assets, and the Company is not a guarantor of such indebtedness. This will result in a further improvement in the Company's debt ratios and is expected to add $327,000 to working capital. At June 30, 1999, the Company had $575,000 of credit available under its existing bank line of credit.

Revenues from the MCNIC coal fines projects accounted for 97% of the Company's revenues from continuing operations in calendar year 1998. Accordingly, the termination of the MCNIC operating agreements effective January 31, 1999 (see Note 2 to the accompanying financial statements) had a material detrimental effect upon the Company's profitability during the first six months of 1999 and will have a similar impact upon future results.

Beard Technologies, Inc ("BTI") is winding down three separate projects involving the coring of seven ponds for two large coal companies and a major southern utility. Coring has been completed at six of the ponds and should be completed at the other pond this week. Preliminary sample analyses have been positive, and we hope to begin negotiations in early September to install pond recovery plants and begin recovery operations at two of the sites. The Company has already purchased most of the equipment for one project and can easily fund the remainder of the equipment and working capital required for such project from available funds and its existing credit line. The Company's ability to take on incremental projects (other than those for which it serves solely as operator) will be limited by its success in arranging suitable financing or equipment leasing facilities for such projects.

The Company's cash reserves and credit lines will be adequate to fund the $2,005,000 of capital expenditures projected for the Company for the last six months of the year. Presently anticipated capital expenditures include (i) $1,100,000 for the CR-U.S. Segment, (ii) $725,000 for the CR-China Segment, (iii) $60,000 for the ER Segment,
(iv) $20,000 for Beard corporate; and $100,000 for the new WT Segment. In April, 1999, the Company spent approximately $800,000 on equipment for the CR-U.S. Segment. The remaining $1,825,000 of the $2,625,000 originally targeted for expenditure by the two CR Segments is speculative since it is targeted for expenditure on (i) reclamation facilities on which coring operations are currently in progress and
(ii) a reclamation facility in China where negotiations are still in progress.

The $800,000 equipment purchase was for a coal fines processing plant which had formerly been located at the Bee Veer Mine owned and operated by Associated Electric Cooperative, Inc. near Moberly in north central Missouri. The plant is capable of producing 118 tons per hour of fine coal. The Company is currently evaluating several potential pond sites and expects to make a decision in the near future concerning the site where the plant will be placed, subject to final negotiations with the pond owners.

The Company's decision to discontinue the ITF Segment is expected to have a beneficial impact on future operations and liquidity since the Company has ceased funding losses generated by such operations.

The sale of Carbonic Reserves in October of 1997 provided the Company with significant liquid resources; however, a major portion of such funds have been utilized. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, private and governmental demand for environmental remediation services, continuing demand for CO2 gas and iodine and for the services provided by the Company's WT Segment. The Company anticipates that its current resources, future cash flows and availability of credit due to the Company's improved debt ratios will enable it to meet its planned operating costs and capital spending requirements for 1999.

The Company utilized $2,172,000 of cash during the first half of the year, which included $814,000 for capital expenditures by the CR-U.S. Segment, including $300,000 which was invested and $41,000, net, which was loaned to the new WT Segment, plus $260,000, net, which was loaned to the joint venture partner in the WT Segment to temporarily fund its share of the investment. The Company used cash of $286,000 and $401,000, respectively, to purchase treasury stock and fund continuing operations during the first half of 1999. The Company recognizes the importance of getting one or two projects operating in the CR Segments so that it can resume a positive cash flow as rapidly as possible.

Although working capital decreased $2,295,000 in the first six months of 1999, the Company remained in a good working capital position with working capital of $2,699,000, including $3,018,000 of cash and cash equivalents, and a current ratio of 3.00 to 1.

Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended June 30, 1999 as compared with the Quarter ended June 30, 1998.

The net loss for the quarter ended June 30, 1999 was $561,000, compared to a net loss of $900,000 for the second quarter of the prior year. The second quarter of 1998 included $910,000 of losses attributable to discontinued operations. The CR Segment reported a $499,000 decrease in operating profit for the quarter reflecting the termination, effective January 31, 1999, of the agreements to provide services relating to the operation of six coal beneficiation and briquetting plants. The CO2 Segment had a $45,000 decrease in its operating margin due to a decline in revenue from its interests in the McElmo Dome field. The ER Segment also experienced an increase in operating losses of $19,000 primarily as a result of expanded activities in seeking contracts for its PAH technology. Also, there was an increase in operating losses of $69,000 in Other---principally corporate---activities for the second quarter of 1999 compared to the same period in 1998. As a result, the operating loss in the second quarter of 1999 was $632,000 larger than in the same period in 1998.

Operating results of the Company's primary operating Segments are reflected below:

                                   1999             1998
                                   ----             ----
Operating profit (loss):
  Coal reclamation           $   (281,000)    $     218,000
  Carbon dioxide                   70,000           115,000
  Environmental remediation       (78,000)          (59,000)
                             ------------     -------------
    Subtotal                     (289,000)          274,000
  Other                          (466,000)         (397,000)
                             ------------     -------------
    Total                    $   (755,000)    $    (123,000)
                             ============     =============

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

As discussed in Note 2 to the accompanying financial statements, since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. Termination of the contracts was the primary factor leading to the $281,000 operating loss recorded by the CR Segments for the second quarter of 1999 compared to a $218,000 operating profit for the same period in 1998. The huge swing in operating profit (loss) reflects the effect of losing the guaranteed
profit associated with these contracts.   There was also a $9,000
increase in SG&A costs incurred in the CR-China Segment as it continued to pursue opportunities for the Mulled Coal technology. During the second quarter the Company was negotiating with the subsidiary concerning the formation of a jointly owned limited liability company (the "LLC") to pursue the operation of one of the six projects, and was also having discussions with a third party (which was negotiating to take over two of the projects) about operating such projects for them. As part of such negotiations, the Company agreed to absorb part of the cost of manning the six facilities on a standby basis through the month of April. At this point it appears doubtful that the LLC will be formed or that the third party will end up with the two projects.

Of the CR Segments' $792,000 in revenues for the six months ended
June 30, 1999, approximately $684,000 were billed in the first quarter of 1999. All of the segments' revenues of $631,000 for the first half of 1998 were billed in the second quarter of 1998. The segments incurred $275,000 of operating expenses and $107,000 of SG&A expenses in the second quarter of 1999 compared to $228,000 of operating expenses and $120,000 of SG&A expenses for the same period in 1998.

Carbon dioxide

Second quarter 1999 operations reflected an operating profit of $70,000 compared to $115,000 in the 1998 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $52,000 or 33% to $105,000 for the second quarter of 1999 compared to $157,000 for the same period in 1998. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices in 1998 caused a decline in the demand for CO2 gas. As a result, the Company's share of production from the above interests declined to 397,000 MCF for the second quarter of 1999 compared to 587,000 MCF for the same period in 1998.

Environmental remediation

The subsidiary which comprises this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. The ER Segment generated a $19,000 larger operating loss in the second quarter of 1999 as compared with the same period in 1998. The segment recorded no revenues in the second quarter of 1999 or 1998. Since 1997 personnel employed in the segment have been attempting to develop a market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment hired a consultant who had been heavily involved in the marketing process and who joined the staff full time in the third quarter of 1998. The additional costs associated with the marketing effort led to an increase in SG&A expenses of $25,000 for the second quarter of 1999 compared to the same period in 1998.

Other activities

Other operations, consisting principally of general and corporate activities, generated a $69,000 increase in the loss for the second quarter of 1999 compared to the same period in 1998. A $58,000 increase in legal costs associated with a class action lawsuit (the "McElmo Dome Litigation"), in which the Company is a plaintiff against two major oil companies and others, accounted for most of the increase. The Company has also incurred additional costs in the process of developing new investment opportunities. These costs were partially offset by lower medical and other benefit costs.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses ("SG&A") in the current quarter were virtually the same as in the 1998 second quarter. The CR-U.S. Segment had a decrease in SG&A expenses of $87,000 due to decreased staffing and administrative expenses incurred as a result of the termination of the coal fines agreements. This was partially offset by a $9,000 increase in SG&A expenses in the CR-China Segment as the Company increased its efforts to secure contracts in China. The ER Segment incurred increased SG&A expenses of $25,000 for the second quarter of 1999 compared to 1998 as a result of its increased efforts to market its technology and products. Other operations incurred approximately $53,000 more in SG&A for the second quarter of 1999 compared to the same period in 1998 primarily as a result of increased legal costs associated with the McElmo Dome Litigation. Also, the Company has incurred additional costs in the process of developing new investment opportunities.
These costs were partially offset by lower medical and other benefit costs.

Depreciation, depletion and amortization expenses

The second quarter of 1999 reported an increase in DD&A expense of $8,000, reflecting additions to property, plant and equipment made since June 30, 1998, primarily in the CR and CO2 Segments.

Other income and expense

Other income and expenses netted to a total income of $210,000 for the second quarter of 1999, up slightly from the $189,000 in income recorded for such items in the same period of 1998. Interest income was down $40,000 for the second quarter of 1999 compared to the same period in 1998 primarily as a result of the reduction in cash available for investment. Included in other income in the second quarter of 1999 is a reversal of $64,000 of impairment taken in 1997 relating to the plugging of a shut-in CO2 gas well. The Company plugged the well in the second quarter of 1999 and does not expect to incur additional costs related thereto. The Company's equity in the earnings of unconsolidated affiliates, including a joint venture for the extraction, production and sale of crude iodine, an investment in a natural gas marketing company and an investment in an entity engaged in natural gas well testing operations in northeastern Mexico (the WT Segment), was $110,000 for the second quarter of 1999 compared to $90,000 for the same period in 1998. The WT Segment reflected a strong turnaround in the second quarter of 1999, with the Company picking up $73,000 for its 50% share of the profits versus a $115,000 loss for the first quarter.

Income taxes

The Company provided for federal alternative minimum tax expense of $16,000 for the second quarter of 1999 compared to $20,000 in state income tax expense and $36,000 of alternative minimum tax in the same period in 1998. The state income tax provision for 1998 related to profitable operations begun by the CR Segment in new states in the second quarter of 1998. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

In April of 1999, the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment. Revenues and net loss from the discontinued ITF Segment were $1,022,000 and $141,000, respectively, for the three months ended June 30, 1998. The minority shareholders have entered into an agreement with the Company whereby they will purchase the Company's controlling interest in the segment effective March 31, 1999 for notes receivable and certificates of deposit valued at $1,200,000 at March 31, 1999. See Note 3 to the accompanying financial statements.

In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it would incur a loss of $624,000 from discontinuing such activities. The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. This loss was partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operatons. Revenues and net loss applicable to discontinued operations were $618,000 and $145,000 for the three months ended June 30, 1998, respectively.


Material changes in results of operations - Six months ended June 30, 1999 as compared with the Six months ended June 30, 1998.

The net loss for the six months ended June 30, 1999 was $1,112,000, compared to a net loss of $1,324,000 for the first six months of the prior year. Continuing operations posted a net loss of $1,112,000 after taxes of $16,000 compared to a loss of $90,000 after taxes of $56,000 for the same period in 1998. $1,234,000 of the net loss for the first half of 1998 related to discontinued operations.

Operating results of the Company's primary operating segments are reflected below:

                                         1999              1998
                                         ----              ----
Operating profit (loss):
  Coal reclamation                   $    (337,000)    $     102,000
  Carbon dioxide                           154,000           232,000
  Environmental remediation               (155,000)          (86,000)
                                     -------------     -------------
    Subtotal                              (338,000)          248,000
  Other                                   (820,000)         (714,000)
                                     -------------     -------------
    Total                            $  (1,158,000)    $    (466,000)
                                     =============     =============

The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

As discussed in Note 2 to the accompanying financial statements, since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The $439,000 increase in the operating loss for the first six months of 1999 compared to the same period in 1998 reflects the effects of the decrease in the guaranteed profit realized with these contracts for three months in 1998, compared to only one month in 1999, as well as the "standby costs" incurred by the Company from February through April of 1999. Also contributing to the loss was a $49,000 increase in SG&A costs incurred in the CR-China Segment as it continued to pursue opportunities for the Mulled Coal technology. The Company was negotiating with the subsidiary concerning the formation of a jointly owned limited liability company to pursue the operation of one of the six projects, and was also having discussions with a third party (which was negotiating to take over two of the projects) about operating such projects for them. As part of such negotiations, the Company agreed to absorb part of the cost of manning the six facilities on a standby basis through the month of April.

Carbon dioxide

Operations for the first six months of 1999 resulted in an operating profit of $154,000 compared to a $232,000 operating profit for the 1998 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $93,000 or 29% to $224,000 for the first six months of 1999 compared to $317,000 for the same period in 1998. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices in 1998 caused a decline in the demand for CO2 gas. This decrease in demand resulted in production of only 821,000 MCF of CO2 gas in the first six months of 1999 compared to production of 1,133,000 MCF in the same period in 1998.

Environmental remediation

The ER Segment's operating loss increased $69,000 to $155,000 for the first six months of 1999 as compared to $86,000 for the same period in 1998. The segment recorded no revenues in the first half of 1999 or 1998. Personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment hired a consultant who joined the staff full time in the third quarter of 1998 and who has been heavily involved in the marketing process. The costs associated with the additional marketing effort led to an increase in operating and SG&A expenses of approximately $68,000 for the six months of 1999 compared to the same period in 1998.

Other activities

Other operations, consisting principally of general and corporate activities, generated a $106,000 increase in operating loss for the first half of 1999 as compared to the same period last year. The primary reason for the increased loss was an increase in legal costs associated with the McElmo Dome Litigation. The Company has also incurred additional costs in the process of developing new investment opportunities. These higher costs were partially offset by a reduction in certain benefit expenses.

Selling, general and administrative expenses

The Company's selling, general and administrative expenses ("SG&A") in the first half of 1999 increased to $1,110,000 from $976,000 in the 1998 six months. The CR Segment had an increase in SG&A expenses of $33,000 due primarily to increased efforts to market its technology in China. The ER Segment's SG&A increased $43,000 for the six months of 1999 compared to the same period in 1998 as personnel expanded their efforts to develop the market for the products and services of the segment. Other operations incurred approximately $54,000 more in SG&A for the six months of 1999 compared to the same period in 1998 primarily as a result of the increased legal cost and the additional personnel costs offset by the reduction in benefit expenses discussed above.

Depreciation, depletion and amortization expenses

DD&A expense increased $173,000 from $31,000 to $204,000 from the six months of 1998 to the same period in 1999, reflecting depreciation on the additions to property, plant and equipment made during the past year, primarily in the CR-U.S. Segment. $133,000 of the increase was depreciation on the coal fines extraction and beneficiation equipment in the CR-U.S. Segment in the month of January, 1999. On March 19, 1999, the Company assigned all its membership interest in the company owning the equipment to the noteholder in exchange for a release on the debt for which the property was security. See note 2 to the accompanying financial statements.

Other income and expenses

The other income and expenses for the first six months of 1999 netted to a total net income of $62,000 compared to $432,000 in net income for the same period in 1998. Interest income was down $124,000 for the first half of 1999 compared to the same period in 1998 primarily as a result of the reduction in cash available for investment. Interest expense was up $158,000 as a result of the debt incurred to purchase the coal fines and beneficiation equipment on June 30, 1998.

The Company's equity in the earnings of unconsolidated affiliates was down $174,000 for the first six months of 1999 compared to 1998. The Company's investment in the joint venture engaged in the production and sale of crude iodine (the BE/IM Segment) realized a loss of $64,000 for the six months ended June 30, 1999 compared to earnings of $72,000 for the same period in the prior year. Iodine sales for the first six months of 1999 totaled $920,000 versus $1,370,000 in the 1998 first six months. Although the segment was producing iodine at its normal rate, it has been primarily building inventory during the first five months of this year. Sales were $320,000 in June, 1999, compared to $119,000 in June, 1998 as sales resumed at more normal levels in June of this year. The Company recorded a loss of $42,000 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico (the WT Segment). The revenues of this entity, which began operations in the first quarter of 1999, were not sufficient to cover the overhead costs of the operations. Included in other income in the first six months of 1999 is a reversal of $64,000 of impairment taken in 1997 relating to the plugging of a shut-in CO2 gas well. The Company plugged the well in the second quarter of 1999 and does not expect to incur additional costs related thereto.

Income taxes

The Company provided for federal alternative minimum tax expense of $16,000 for the first half of 1999 compared to $36,000 in alternative minimum tax and $20,000 of state income tax expense in the same period in 1998. The state income tax provision for 1998 relates to profitable operations begun by the CR Segment in new states in the second quarter of 1998. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

In April of 1999, the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment. Revenues and net loss from the discontinued ITF Segment were $1,307,000 and $186,000, respectively, for the six months ended June 30, 1998. The minority shareholders have entered into an agreement with the Company whereby they will purchase the Company's controlling interest in the segment effective March 31, 1999 for notes receivable and certificates of deposit valued at $1,200,000 at March 31, 1999. See Note 3 to the accompanying financial statements.

In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it would incur a loss of $624,000 from discontinuing such activities. The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. This loss was partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operatons. Revenues and net loss applicable to discontinued operations were $1,583,000 and $424,000 for the six months ended June 30, 1998, respectively.

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

Impact of Recently Issued Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. If the provisions of SFAS No. 133 were to be applied as of June 30, 1999, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the three and six-month periods then ended.

Impact of Year 2000 Issue

State of Readiness and Costs. In August of 1998 the Company implemented a program to address its Year 2000 readiness (the "Program"). The Program addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Computer programs that do not properly recognize the difference could fail or create erroneous results. At this point the Company's assessment of its Year 2000 issues is not complete. Based upon its analysis to date, management is well down the road to concluding that the Company's in-house computer systems will be Year 2000 compliant by December 31, 1999 and that our major exposure is related to future costs that may arise as a result of business disruptions caused by vendors, suppliers, banks, insurance providers and customers, or the possible loss of electric power or phone and fax service (the "External Parties"). Based upon its analysis to date, management's current estimate is that the total cost of the Program should not exceed $35,000.

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

At the parent company level, the Company has only a PC network and uses only third-party-developed programs. The Company concluded that, at this level, its only problem area in terms of hardware resided in its file server and in two computer stations, all of which were replaced in 1998 due to their age at a total cost of $10,000. The Company is examining its software currently and anticipates replacing the software not in compliance at a cost not to exceed $15,000. The Company believes that, at this level, its hardware and systems software are expected to be compliant. Prior to September 30, 1999, we hope to obtain from our software vendors assurances that all of the systems software supplied by them is Year 2000 compliant, or else have a clear picture of the upgrade path necessary to bring that software into compliance. We presently anticipate concluding systems software updates and compliance testing during our third quarter.

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

The Company believes that at the present time its Program is approximately 80% complete. The Company believes that by September 30, 1999, it will have identified any major deficiencies or exposures not previously identified, and that by October 31, 1999, it will have finalized the contingency and business continuation plans for the Company and all of its subsidiary entities.

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

Contingencies. As indicated above, the Company has begun, but not yet implemented, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and the External Parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by October 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 1999, the Company had long-term debt of $2,647,000 of which $461,000 was fixed-rate debt. The remaining debt of $2,186,000 bears interest at a rate which is adjusted annually to equal the national prime rate.

The discontinuance of the ITF Segment will result in the elimination of $2,608,000 of the Company's debt including all the Company's variable-rate debt. The remaining Company debt of $39,000 has fixed interest rates and the interest expense and operating results would not be affected by an increase in market interest rates.

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

10(k) Incentive Stock Option Agreement by and between Philip R.
      Jamison and ISITOP, Inc. ("ISITOP"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit
      10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

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

10(bb)Guaranty Agreement between Registrant and Oklahoma Bank and Trust
      Company, dated as of June 7, 1999.

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

                               		(Registrant)   THE BEARD COMPANY

                                                HERB MEE, JR.
                                                Herb Mee, Jr.
(Date)  August 20, 1999                         President and
                                                Chief Financial Officer

                                                JACK A. MARTINE
                                                Jack A. Martine
(Date)  August 20, 1999                         Controller and
                                                Chief Accounting Officer

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

10(i)  Nonqualified Stock Option Agree-       Incorporated herein by reference
       ment by and between Robert A.
       McDonald and ISITOP, dated
       November 12, 1998

10(j)  Nonqualified Stock Option Agree-       Incorporated herein by reference
       ment by and between Toby Tindell
       and ITF, dated February 27, 1998

10(k)  Incentive Stock Option Agreement       Incorporated herein by reference
       by and between Philip R. Jamison
       and ISITOP, Inc. ("ISITOP"),
       dated May 18, 1998

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

10(z)  Agreement by and among MCNIC,          Incorporated herein by reference
       the Six LLC's, BMLLC,
       Registrant and BTI, dated
       March 19, 1999

10(aa) Letter Agreement by and among          Incorporated herein by reference
       Registrant, ITF, Toby B.
       Tindell and Cristie R.
       Tindell, dated April 13, 1999

10(bb) Guaranty Agreement between Registrant Filed herewith electronically and Oklahoma Bank and Trust Company, dated as of June 7, 1999.

27     Financial Data Schedule                Filed herewith electronically