Form 10-Q
period 1999-09-30
BEARD CO /OK
filed 1999-11-22
CIK 909992

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               Form 10-Q



[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
   	For the period ended September 30, 1999
                                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934



                          Commission File Number 1-12396


                               THE BEARD COMPANY
             (Exact name of registrant as specified in its charter)




      	  Oklahoma	                                      73-970298
(State or other jurisdiction of                     	(I.R.S. Employer
incorporation or organization)	                     Identification No.)


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1999.


                    Common Stock $.001 par value - 2,438,724

                                THE BEARD COMPANY

                                      INDEX

PART I. FINANCIAL INFORMATION	                                       Page

Item 1.  Financial Statements

         Balance Sheets - September 30, 1999 (Unaudited) and
        	December 31, 1998

         Statements of Operations and Comprehensive Income - Three
        	Months and Nine Months ended September 30, 1999 and 1998
         (Unaudited)

         Statements of Shareholders' Equity - Year ended
	        December 31, 1998 and Nine Months ended	September 30, 1999
         (Unaudited)

         Statements of Cash Flows - Nine Months ended
        	September 30, 1999 and 1998 (Unaudited)

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

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                          FORWARD LOOKING STATEMENTS

     This document contains "forward looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements should be read in conjunction with the cautionary statements included in this document, including those found under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART 1.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                     THE BEARD COMPANY AND SUBSIDIARIES
                                Balance Sheets
            September 30, 1999 (Unaudited) and December 31, 1998
                                    September 30,    December 31,
                Assets                 1999              1998
                                    -------------    ------------
Current assets:
  Cash and cash equivalents         $  1,706,000     $  5,190,000
  Accounts receivable, less
   allowance for doubtful
   receivables of $42,000 in
   1999 and $69,000 in 1998              240,000        1,386,000
  Inventory                              250,000          383,000
  Prepaid expenses and other assets      216,000          259,000
  Current portion of notes receivable    646,000           57,000
                                    ------------     ------------
     Total current assets              3,058,000        7,275,000
                                    ------------     ------------
Notes receivable                         703,000          354,000
Investments and other assets           1,893,000        1,887,000
Property, plant and equipment, at cost 9,664,000       32,921,000
Less accumulated depreciation,
  depletion and amortization           4,378,000        5,139,000
                                    ------------     ------------
     Net property, plant and equipment 5,286,000       27,782,000
                                    ------------     ------------
Intangible assets, at cost               148,000          167,000
  Less accumulated amortization          145,000          128,000
                                    ------------     ------------
     Net intangible assets                 3,000           39,000
                                    ------------     ------------
                                    $ 10,943,000     $ 37,337,000
                                    ============     ============

            Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable            $    489,000     $    677,000
  Accrued expenses                       724,000        1,385,000
  Income taxes payable                    68,000          100,000
  Current maturities of long-term debt   122,000          119,000
                                    ------------     ------------
     Total current liabilities         1,403,000        2,281,000
                                    ------------     ------------
Long-term debt less current maturities 2,478,000       25,780,000

Redeemable preferred stock of $100
 stated value; 5,000,000 shares
 authorized; 27,838 shares issued and
 outstanding (note 4)                    889,000          889,000
Common shareholders' equity:
  Common stock of $.001 par value per
   share; 10,000,000 shares authorized;
   2,832,129 shares issued in 1999 and
   1998                                    3,000            3,000
  Capital in excess of par value      37,723,000       37,747,000
  Accumulated deficit                (29,722,000)     (27,819,000)
  Accumulated other comprehensive
   income                                 15,000                -
  Treasury stock, 393,405 and 310,890
   shares, at cost in 1999 and 1998,
   respectively                       (1,846,000)      (1,544,000)
                                    ------------     ------------
     Total common shareholders' equity 6,173,000        8,387,000
                                    ------------     ------------
Commitments and contingencies (note 7)
                                    $ 10,943,000     $ 37,337,000
                                    ============     ============

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
             Statements of Operations and Comprehensive Income
                                (Unaudited)
                                     For Three Months Ended      For Nine Months Ended
                                   --------------------------- ---------------------------
                                   September 30, September 30, September 30, September 30,
                                       1999          1998          1999          1998
                                   ------------- ------------- ------------- -------------
Revenues:
  Coal reclamation                 $      49,000 $   3,929,000 $     841,000 $    4,560,000
  Carbon dioxide                          95,000       150,000       319,000        467,000
  Environmental remediation                    -         7,000             -          7,000
  Other                                   13,000        11,000        43,000         28,000
                                   ------------- ------------- ------------- --------------
                                         157,000     4,097,000     1,203,000      5,062,000
                                   ------------- ------------- ------------- --------------
Expenses:
  Coal reclamation (exclusive of
   depreciation, depletion and
   amortization shown separately below)  254,000     2,373,000       942,000      2,636,000
  Carbon dioxide (exclusive of
   depreciation, depletion and
   amortization shown separately below)   19,000        28,000        73,000         97,000
  Environmental remediation (exclusive
   of depreciation, depletion and
   amortization shown separately below)   40,000        56,000       142,000        133,000
  Selling, general and administrative    470,000       805,000     1,580,000      1,781,000
  Depreciation, depletion & amortization  23,000       417,000       227,000        448,000
  Other                                   17,000        26,000        63,000         41,000
                                   ------------- ------------- ------------- --------------
                                         823,000     3,705,000     3,027,000      5,136,000
                                   ------------- ------------- ------------- --------------
Operating profit (loss):
  Coal reclamation                      (299,000)      679,000      (636,000)       781,000
  Carbon dioxide                          68,000       115,000       222,000        347,000
  Environmental remediation             (103,000)      (65,000)     (258,000)      (151,000)
  Other                                 (332,000)     (337,000)   (1,152,000)    (1,051,000)
                                   ------------- ------------- ------------- --------------
                                        (666,000)      392,000    (1,824,000)       (74,000)
Other income (expense):
  Interest income                         48,000       118,000       168,000        362,000
  Interest expense                        (1,000)     (522,000)     (159,000)      (522,000)
  Gain on sale of assets                   2,000         6,000         5,000         10,000
  Equity in earnings of unconsolidated
   affiliates                              2,000        62,000        27,000        261,000
  Other                                 (176,000)       19,000      (104,000)         4,000
                                   ------------- ------------- ------------- --------------
Income (loss) from continuing
 operations before income taxes         (791,000)       75,000    (1,887,000)        41,000
Income tax expense (note 6)                    -       (10,000)      (16,000)       (66,000)
                                   ------------- ------------- ------------- --------------
Income (loss) from continuing
 operations                             (791,000)       65,000    (1,903,000)       (25,000)
Discontinued operations (note 3):
  Loss from discontinued operations            -      (109,000)            -       (719,000)
  Estimated loss from discontinuing
   other environmental services
   activities                                  -             -             -       (624,000)
  Gain from discontinued dry ice
   business                                    -       168,000             -        168,000
                                   ------------- ------------- ------------- --------------
Income (loss) from discontinued
 operations                                    -        59,000             -     (1,175,000)
                                   ------------- ------------- ------------- --------------
Net income (loss)                       (791,000)      124,000    (1,903,000)    (1,200,000)
Other comprehensive income
  Foreign currency translation
   adjustment                              9,000             -        15,000              -
                                   ------------- ------------- ------------- --------------
Comprehensive income (loss)        $    (782,000) $    124,000 $  (1,888,000) $  (1,200,000)
                                   ============= ============= ============= ==============
Net income (loss) per average common
 share outstanding:
  Basic and diluted:
   Income (loss) from continuing
    operations                     $       (0.33) $       0.03 $       (0.78) $       (0.01)
   Income (loss) from discontinued
    operations                              0.00          0.02          0.00          (0.46)
                                   ------------- ------------- ------------- --------------
   Net income (loss)               $       (0.33) $       0.05 $       (0.78) $       (0.47)
                                   ============= ============= ============= ==============
Weighted average common shares
outstanding -
  Basic and diluted                    2,415,000     2,568,000     2,447,000      2,542,000
                                   ============= ============= ============= ==============

See accompanying notes to financial statements.

                      THE BEARD COMPANY AND SUBSIDIARIES
                      Statements of Shareholders' Equity
                                                                          Accumulated                    Total
                                                Capital in                   Other                      Common
                                        Common   Excess of   Accumulated Comprehensive Treasury      Shareholders'
                                        Stock     Par Value     Deficit     Income     Stock            Equity
Balance, December 31, 1997             $  3,000 $ 37,911,000 $(23,962,000) $      -    $( 1,519,000) $ 12,433,000
Net loss, year ended December 31, 1998        -            -   (3,857,000)        -               -    (3,857,000)
Sale of 37,500 shares of treasury stock       -     (112,000)           -         -         188,000        76,000
Issuance of 11,000 shares of treasury
 stock for stock option exercises             -      (52,000)           -         -          52,000             -
Purchase of 55,500 shares of common stock     -            -            -         -        (265,000)     (265,000)
                                       -------- ------------ ------------  --------    ------------  ------------
Balance, December 31, 1998             $  3,000 $ 37,747,000 $(27,819,000) $      -    $( 1,544,000) $  8,387,000
Net loss, nine months ended September
 30, 1999 (unaudited)                         -            -   (1,903,000)        -               -    (1,903,000)
Other comprehensive income:
  Foreign currency translation
  adjustment (unaudited)                      -            -            -    15,000               -         15,000
Issuance of 3,760 shares of treasury stock
 for stock option exercises (unaudited)       -      (24,000)           -         -          24,000              -
Purchase of 86,275 shares of common
 stock (unaudited)                            -            -            -         -        (326,000)      (326,000)
                                       -------- ------------ ------------  --------    ------------  -------------
Balance, September 30, 1999 (unaudited)$  3,000 $ 37,723,000 $(29,722,000) $ 15,000    $( 1,846,000) $   6,173,000
                                       ======== ============ ============  ========    ============  =============

See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Cash Flows
                                    (Unaudited)
                                              For the Nine Months Ended
                                          -------------------------------------
                                          September 30, 1999 September 30, 1998
                                          ------------------ ------------------
Operating activities:
  Cash received from customers            $     7,451,000    $     9,728,000
  Cash paid to suppliers and employees         (8,222,000)       (10,587,000)
  Interest received                               155,000            421,000
  Interest paid                                  (307,000)          (148,000)
  Taxes paid                                      (48,000)          (243,000)
                                          ---------------    ---------------
     Net cash used in operating activities       (971,000)          (829,000)
                                          ---------------    ---------------
Investing activities:
  Acquisition of property, plant and equipment   (985,000)        (1,873,000)
  Proceeds from sale of assets                     45,000            170,000
  Payments on notes receivable                    341,000                  -
  Investment in advances to fifty percent-
   owned subsidiary                              (608,000)                 -
  Advances for notes receivable                  (891,000)                 -
  Proceeds from sale of business                        -          1,000,000
  Purchase of minority interest                         -           (900,000)
  Acquisition of travel facilities, net of
   cash acquired of $49,000                             -           (763,000)
  Other                                           157,000           (123,000)
                                          ---------------    ---------------
     Net cash used in investing activities     (1,941,000)        (2,489,000)
                                          ---------------    ---------------
Financing activities:
  Payments on line of credit and term notes      (246,000)        (1,279,000)
  Proceeds from line of credit and term notes           -            875,000
  Proceeds from issuance of stock                       -             76,000
  Purchase of treasury stock                     (326,000)            (5,000)
  Preferred stock repurchase                            -         (4,005,000)
                                          ---------------    ---------------
     Net cash used in financing activities       (572,000)        (4,338,000)
                                          ---------------    ---------------
Net decrease in cash and cash equivalents      (3,484,000)        (7,656,000)
Cash and cash equivalents at beginning of
 period                                         5,190,000         13,955,000
                                          ---------------    ---------------
Cash and cash equivalents at end of
 period                                   $     1,706,000    $     6,299,000
                                          ===============    ===============

                      THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                               For the Nine Months Ended
                                          -------------------------------------
                                          September 30, 1999 September 30, 1998
                                          ------------------ ------------------
Net loss                                  $    (1,903,000)   $    (1,200,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation, depletion and amortization        295,000            822,000
  Gain on sale of assets                          (13,000)           (10,000)
  Equity in net income of unconsolidated
   affiliates                                     (27,000)          (261,000)
  Impairment of investment and other assets       152,000                  -
  Loss from discontinued operations                     -            624,000
  Net cash used by discontinued operations
   offsetting accrued impairment loss            (347,000)          (213,000)
  Minority interest in operations of
   consolidated subsidiaries                            -           (194,000)
  Other                                            (1,000)             7,000
  (Increase) decrease in accounts receivable,
   prepaid expenses and other current assets    1,282,000         (1,680,000)
  Decrease in inventories                         133,000             16,000
  (Increase) decrease in accounts payable,
   accrued expenses and other liabilities        (542,000)         1,260,000
                                          ---------------    ---------------
  Net cash used in operating activities   $      (971,000)   $      (829,000)
                                          ===============    ===============

Supplemental Schedule of Noncash Investing and Financing Activities:
  Exchange of coal extraction and
   beneficiation equipment for release
   of debt obligation                     $    23,053,000    $             -
                                          ===============    ===============
  Sale of property, plant and equipment for
   notes receivable                       $        80,000    $       326,000
                                          ===============    ===============
  Purchase of property, plant and
   equipment through the issuance of
   debt obligations                       $             -    $    24,652,000
                                          ===============    ===============
  Purchase of travel facilities through the
   sale of a subsidiary's common stock    $             -    $       181,000
                                          ===============    ===============
  Purchase of travel facilities through
   the issuance of a debt obligation and
   assumption of debt obligations         $             -    $     1,743,000
                                          ===============    ===============

See accompanying notes to financial statements.

                    THE BEARD COMPANY AND SUBSIDIARIES
                      Notes to Financial Statements
                       September 30, 1999 and 1998
                                (Unaudited)

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

  The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest ("Beard" or the "Company"). All significant intercompany transactions have been eliminated in the accompanying financial statements.

  The financial information included herein is unaudited;
  however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

  The results of operations for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

(3)  Discontinued Operations
  ITF Segment
  On April 9, 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. On April 13, 1999, Beard entered into an agreement with ITF and its minority shareholders (the "April Agreement") which would have resulted in (i) the cancellation of a $544,000 note to the minority shareholders (balance of $440,000 at March 31, 1999); (ii) Beard's giving up operating and voting control of ITF to the minority shareholders; (iii) a restructuring of ITF's indebtedness to Beard whereby ITF agreed to obtain a release of and assign to Beard $327,000 of certificates of deposit (the "C/D's") currently securing certain ITF debt obligations, and to deliver two promissory notes to Beard totaling $2,053,000 (Note A with a principal balance of $1,514,000 and Note B with a principal balance of $539,000). Note A was to have been secured by (a) a first mortgage on two of ITF's convenience stores ("C-stores"), a security interest in the equipment at such stores, and the ITF shares being sold to ITF ("the collateral"). All proceeds from the sale of the two C-stores and Collateral was to have been applied first to Note A and then to Note B. ITF had agreed to use its best efforts to sell the two C-stores within one year. Note B would have been unsecured. Including the cancellation of the $440,000 note, the April Agreement would have resulted in the removal of $2,565,000 of debt from Beard's balance sheet since ITF would have no longer been a consolidated subsidiary. The April Agreement failed to close and in September 1999 Beard, ITF and the minority shareholders entered into new agreements (the "Revised Agreements").

  The Revised Agreements provided, among other things, for the following: (i) ITF would form a newly organized Company, known as ToeJoe, L.L.C. ("ToeJoe"), an Oklahoma limited liability company, of which it would be the sole initial member; (ii) ITF would contribute its ownership of four tracts of real property, together with all improvements, equipment and inventory related thereto, into ToeJoe which would assume the outstanding debt of $2,168,000 on the properties and equipment and the accounts payable of $197,000 associated with the properties; (iii) ITF would be relieved of all liabilities and obligations to the bank and any outstanding notes and mortgages on the properties; (iv) the minority shareholders would exchange all of their shares (6,250) of ITF common stock with ITF for all of ITF's membership interest in ToeJoe; (v) the bank holding the C/D's would assign same to Beard at or prior to Closing; and (vi) the $440,000 note to the minority shareholders would be cancelled. Closing of the transaction occurred on November 18, 1999, but was effective as of August 31, 1999. As a result of the Closing, Beard has 100% ownership of ITF which now owns two C-stores, including their equipment and inventory, and has no outstanding indebtedness. ITF will continue to pursue the sale of the two remaining C-stores, which it anticipates will be accomplished no later than March 31, 2000. The bank holding the C/D's had previously released and assigned to Beard one of the C/D's in the amount of $50,000, and delivered the remaining $277,000 of C/D's at the Closing.

  Revenues from the discontinued ITF Segment were $1,602,000 and $2,908,000, respectively, for the three and nine-month periods ended September 30, 1998. Losses from the discontinued ITF Segment were $109,000 and $295,000, respectively, for the three and nine-month periods ended September 30, 1998.

  Beard recorded a $1,603,000 estimated loss from discontinuing the ITF Segment in 1998. $1,256,000 of the loss represented the difference in the estimated fair value of Notes A and B from the April Agreement and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Beard recorded the loss as a reduction in goodwill resulting from the purchase of the ITF facilities, with the remaining $205,000 recorded as a reduction in ITF's property, plant and equipment. Beard recorded a provision of $347,000 in 1998 for the estimated operating losses expected to be incurred by ITF from January 1, 1999 through disposition. ITF's actual losses for the three and nine-month periods ended September 30, 1999, were $2,000 and $347,000, respectively. Such losses were charged against the loss accrual recorded in 1998. Beard does not expect to incur additional losses through the date Beard completes the liquidation of ITF's assets, which is expected to be no later than March 31, 2000.

  As of September 30, 1999, the significant assets related to the ITF Segment consist of inventory, certificates of deposit, the travel facilities and a truck wash with a total recorded value of $3,949,000. The significant liabilities of the segment consist of trade accounts payable, accrued expenses and debt obligations totaling $2,990,000.

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

  The Company has sold a portion of the Other E/S Operations equipment for a total price of $700,000, since its date of discontinuance. The sales prices approximated the assets' carrying values. $439,000 of the equipment sales were for various notes receivable with terms ranging from three to seven years. The Company is actively seeking opportunities to sell the remaining other E/S operations equipment.

  Results of operations for the three and nine-month periods ended September 30, 1998, have been reported as discontinued in the accompanying statements of operations. Revenues applicable to the discontinued segment were $1,583,000 for the nine-month period ended September 30, 1998. The losses applicable to the discontinued Other E/S Operations were $424,000 for the nine-month period ended September 30, 1998. The Company did not incur significant operating costs during the three and nine-month periods ended September 30, 1999, related to the Other E/S Operations.

  As of September 30, 1999, the significant assets related to the Other E/S Operations consist primarily of equipment with a recorded value of $165,000. The significant liabilities related to the Other E/S Operations consist of accounts payables and accrued expenses totaling $64,000.

  Solid CO2 Segment
  In 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves (the"Asset Sale"), an 85%- owned subsidiary involved in the manufacturing and distribution of solid CO2 ("Solid CO2 segment").

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

  As of September 30, 1999, the solid CO2 segment had no significant assets. The significant liabilities of the solid
  CO2 segment consisted of accrued employee severance compensation of $155,000.

  Real Estate Segment
  In 1997, the Company discontinued its real estate construction and development activities and disposed of all of its related assets except for one speculative home with a cost of $227,000. The Company sold the remaining speculative home on April 27, 1999, for $228,000.

(4)  Redeemable Preferred Stock
  The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 1999 operations through September 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  Income (loss) Per Share
  Basic income (loss) per share data is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options because the results are not dilutive to basic income
  (loss) per share.

(6)  Income Taxes
  In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The provision for income taxes for the nine-month periods ended September 30, 1999 and 1998 consist of federal alternative minimum tax of $16,000 and $36,000, respectively. No provisions for income taxes were recorded for the three months ended September 30, 1999 and 1998. The Company also recorded $10,000 and $30,000 of state income taxes for the three and nine-month periods ended September 30, 1998, respectively.

  At September 30, 1999, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                 Expiration
                                                   Date          Amount
                                                 ----------   ---------
 Federal regular tax operating loss carryforwards 2004-2010   $    53,047

 Investment tax credit carryforward               1999-2000   $       221

 Tax depletion carryforward                      Indefinite   $     5,500

(7)  Commitments and Contingencies
  In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

  In June 1999, the Company became a guarantor of a 9.5%, one-year term, $600,000 note evidencing a borrowing by the Company's 50%-owned equity investment engaged in well testing operations in Mexico. The note is separately guaranteed in full by the other 50% corporate owner of the joint venture and the owners of that company, as individuals.

(8)  Business Segment Information
  The Company primarily manages its business by products and services; however, the Company's Coal Reclamation Segment is further managed by geographic location. The Company evaluates its operating segments performance based on earnings or loss from operations before income taxes. The Company had six reportable segments during the three and nine-month periods ended September 30, 1999: Coal Reclamation-U.S., Coal Reclamation-China, Carbon Dioxide, Well Testing, Environmental Remediation and Brine Extraction/Iodine Manufacturing. The Company had five reportable segments during the three and nine-month periods ended September 30, 1998. The Coal Reclamation-U.S. and China Segments consist of coal reclamation services which may or may not involve the Company's patented Mulled
  Coal Technology. The Carbon Dioxide Segment consists of the production of CO2 gas. The Well Testing Segment consists of the Company's 50% ownership in a company involved in natural gas well testing operations in northeastern Mexico. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The Brine Extraction/Iodine Manufacturing Segment consists of the Company's 40%-ownership investment in a joint venture for the extraction, production and sale of crude iodine.

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

                                 Coal         Coal
                                 Reclamation  Reclamation  Carbon   Environmental     Iodine       Well
                                 U. S.        China        Dioxide  Remediation    Manufacturing  Testing  Totals
                                 -----------  -----------  -------  -------------  -------------  -------  ------
  Three months ended
  ------------------
  September 30, 1999
  ------------------
Revenues from external
 customers                       $      49    $      -     $    95  $      -       $     773      $    628 $ 1,545
Segment profit (loss)                 (232)        (61)         68       (88)            (71)          (90)   (474)

  Three months ended
  ------------------
  September 30, 1998
  ------------------
Revenues from external
 customers                           3,929           -         150         -             718             -   4,797
Segment profit (loss)                  267         (76)        115       (60)             (5)            -     241

  Nine months ended
  -----------------
  September 30, 1999
  ------------------
Revenues from external
 customers                             841           -         319         -           1,693         1,528   4,381
Segment profit (loss)                 (557)       (219)        286      (258)           (231)         (177) (1,156)
Segment assets                       1,495           -         558        10           2,124         2,733   6,920

  Nine months ended
  -----------------
  September 30, 1998
  ------------------
Revenues from external
 customers                           4,560           -         467         -           2,088             -   7,115
Segment profit (loss)                  459        (186)        347      (151)            110             -     579
Segment assets                      26,585           -         592        59           4,127             -  31,363

  Reconciliation of total reportable segment profit (loss) to consolidated income (loss) from continuing operations before income taxes is as follows for the three and nine months ended
  September 30, 1999 and 1998 (in thousands):

                                                        For the Three Months    For the Nine Months
                                                                Ended                   Ended
                                                       ---------------------   ---------------------
                                                       September   September   September   September
                                                       30, 1999    30, 1998    30, 1999    30, 1998
                                                       ---------   ---------   ---------   ---------
  Total profit (loss) for reportable segments          $  (474)    $    241    $(1,156)    $    579
  Eliminate (earnings) loss from brine
     extraction/iodine manufacturing and
     well testing operations accounted
     for as equity investments                             161            5        408         (110)
  Equity in earnings (loss) from brine extraction/
     iodine manufacturing and well testing
     operations accounted for as equity investments        (77)          (2)      (178)          70
  Net corporate costs not allocated to segments           (401)        (169)      (961)        (498)
                                                       -------      --------   -------     --------
       Total consolidated income (loss) from
          continuing operations before income taxes    $  (791)     $    75    $(1,887)       $  41
                                                       =======      ========   =======     ========


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 1998 and results of operations for the quarter ended September 30, 1999 compared to the prior year third quarter and the nine months ended September 30, 1999 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1998 Form 10-K.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation-U.S. ("CR-U.S.") Segment, consisting of the coal reclamation activities and services related to the Company's patented Mulled Coal Technology (the "M/C Technology"); (2) the Coal Reclamation-China ("CR-China") Segment, consisting of the Company's efforts to develop coal reclamation operations in China utilizing the M/C Technology; (3) the Carbon Dioxide ("CO2") Segment, consisting of the production of CO2 gas; (4) the Well Testing ("WT") Segment, consisting of the Company's 50% ownership in a company involved in natural gas well testing operations in northeastern Mexico;
(5) the Environmental Remediation ("ER") Segment, consisting of the remediation of creosote and polycyclic aromatic hydrocarbon ("PAH") contamination; and (6) the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment, consisting of the Company's 40%- ownership investment in a joint venture for the extraction, production and sale of crude iodine.

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

Material changes in financial condition - September 30, 1999 as compared with December 31, 1998.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                           September 30,   December 31,     Increase
                              1999            1998         (Decrease)
                           -------------   ------------    ----------

Cash and cash equivalents  $   1,706,000   $   5,190,000   $  (3,484,000)

Working capital            $   1,655,000   $   4,994,000   $  (3,339,000)

Current ratio                  2.18 to 1       3.19 to 1

     During the first nine months of 1999, the Company reduced its working capital by $3,339,000 from $4,994,000 as of December 31, 1998. $608,000 of the decrease was a result of additional capital contributions of $300,000 and net advances of $308,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. The Company loaned a net amount of $520,000 to its partner in the WT Segment to temporarily fund its share of the investment. $985,000 was used to purchase property, plant and equipment for the operating segments. $326,000 was used to purchase treasury stock during the nine months. $224,000 was invested in the ITF Segment to fund operations prior to the decision to discontinue such operations. The remaining decrease was a result of funding additional operating losses.

     The Company had a significant improvement in its debt ratios during the first nine months of 1999. The termination of the MCNIC coal fines debt agreements effective as of January 31, 1999, resulted in the removal of $23,053,000 of debt and a corresponding amount of property, plant and equipment from the Company's balance sheet. Such debt had been reflected as a long-term obligation on the December 31, 1998 balance sheet. Removal of the debt lowered the Company's debt-to-equity ratio to 0.42 to 1 from 3.09 to 1 at year-end 1998.

     In April 1999 the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment and entered into agreements with ITF and its minority shareholders which resulted in such discontinuance. In September 1999 the Company entered into revised agreements with the minority shareholders which resulted in the disposition of a majority of the assets owned by the segment effective as of the close of business August 31, 1999 for the release of certificates of deposit in the amount of $327,000 ($50,000 of which were received on September 30th), assumption of debt in the amount of $2,168,000 and accounts payable of $197,000 and the cancellation of the $440,000 note to the minority shareholders. The sale closed on November 18, 1999. ITF will continue to pursue the sale of the remaining assets. Under the revised agreements, Beard retains operating and voting control over ITF; therefore, ITF's assets and liabilities have been consolidated in the accompanying balance sheets and results of operations for the ITF Segment have been reported as discontinued in the accompanying statements of operations. See Note 3 to the financial statements.

     The discontinuance of the ITF Segment will ultimately result in the removal from the Company's balance sheet of all but $35,000 of the debt which remained at September 30, 1999 as $2,565,000 of the debt is associated with ITF's assets, and the Company is not a guarantor of such indebtedness. This will result in a further improvement in the Company's debt ratios and is expected to add $277,000 to working capital. At September 30, 1999, the Company had $575,000 of credit available under its existing bank line of credit.

     Revenues from the MCNIC coal fines projects accounted for 97% of the Company's revenues from continuing operations in calendar year 1998. Accordingly, the termination of the MCNIC operating agreements effective January 31, 1999 (see Note 2 to the accompanying financial statements) had a material detrimental effect upon the Company's profitability during the first nine months of 1999 and will have a similar impact upon future results.

     Beard Technologies, Inc ("BTI") has recently completed four separate projects involving the coring of seven ponds for two large coal companies, a major southern utility and a private company. Sample analyses have been completed at six of the ponds with positive results. Sample analyses at the seventh pond, involving the private company, has not yet started. BTI has submitted proposals to the two coal companies and the utility. Company personnel are presently involved in negotiations with one of the coal companies to install pond recovery plants and begin recovery operations at two of the sites and expects to sign a letter of intent detailing the terms of the agreement by November 30, 1999. Under the terms preliminarily agreed to, BTI will be placing two wash plants in operation during the first six months of 2000 and turnkeying the coal recovered from the ponds to the coal company. The Company has already purchased most of the equipment for one project and expects to fund the remainder of the equipment and working capital required for such project from available funds, its existing credit line and equipment financing. The Company's ability to take on incremental projects (other than those for which it serves solely as operator) will be limited by its success in arranging suitable financing or equipment leasing facilities for such projects.

     The Company's cash reserves and credit lines will be adequate to fund the $100,000 of capital expenditures projected to be spent by the new WT Segment during the last three months of the year. Due to the time required for the coring, sample analyses and finalization of negotiations, the anticipated capital expenditures of $1,100,000 for the CR-U.S. Segment in the fourth quarter have been deferred to 2000. Because of continuing delays in finalizing the agreements for the installation of its initial plant in China, Beard has determined to put this project on hold until Beard has the two wash plants described above in operation and generating substantial cash flow. Accordingly, the $725,000 originally budgeted for expenditure by the CR-China Segment has been deferred until at least the second half of 2000. In April, 1999, the Company spent approximately $800,000 on equipment for the CR-U.S. Segment. All of the other capital expenditures for the year have been cancelled or deferred.

     The $800,000 equipment purchase was for a coal fines processing plant which had formerly been located at the Bee Veer Mine owned and operated by Associated Electric Cooperative, Inc. near Moberly in north central Missouri. The plant is capable of producing 118 tons per hour of fine coal. The Company plans to use this plant at the first of the two sites involved in the negotiations described above.

     The Company's decision to discontinue the ITF Segment is expected to have a beneficial impact on future operations and liquidity since the Company has ceased funding losses generated by such operations.

     The sale of Carbonic Reserves in October of 1997 provided the Company with significant liquid resources; however, a major portion of such funds have been utilized. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, private and governmental demand for environmental remediation services, continuing demand for CO2 gas and iodine and for the services provided by the Company's WT Segment. The Company anticipates that its current resources, future cash flows and available credit line will enable it to meet its planned operating costs and capital spending requirements for 1999.

     The Company utilized $3,484,000 of cash during the first nine months of the year, which included $865,000 for capital expenditures by the CR-U.S. Segment, plus $300,000 which was invested and $308,000, net, which was loaned to the new WT Segment, plus $520,000, net, which was loaned to the joint venture partner in the WT Segment to temporarily fund its share of the investment. The Company used cash of $326,000 and $971,000, respectively, to purchase treasury stock and fund continuing operations during the first nine months of 1999. The Company recognizes the importance of getting one or two projects operating in the CR Segments so that it can resume a positive cash flow as rapidly as possible.

     Although working capital decreased $3,339,000 in the first nine months of 1999, the Company remained in a good working capital position with working capital of $1,655,000, including $1,706,000 of cash and cash equivalents, and a current ratio of
2.18 to 1.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended
September 30, 1999 as compared with the Quarter ended September
30, 1998.

     The net loss for the quarter ended September 30, 1999 was $791,000, compared to net earnings of $124,000 for the third quarter of the prior year. The CR Segment reported a $978,000 decrease in operating profit for the quarter reflecting the termination, effective January 31, 1999, of the agreements to provide services relating to the operation of six coal beneficiation and briquetting plants. The CO2 Segment had a $47,000 decrease in its operating margin due to a decline in revenue from its interests in the McElmo Dome field. The ER Segment also experienced an increase in operating losses of $38,000 primarily as a result of expanded activities in seeking contracts for its PAH technology. There was a decrease in operating losses of $5,000 in Other---principally corporate--- activities for the third quarter of 1999 compared to the same period in 1998. As a result, the operating results in the third quarter of 1999 decreased $1,058,000 when compared to the same period in 1998.

     Operating results of the Company's primary operating
Segments are reflected below:

                                       1999           1998
                                   ------------   -------------
     Operating profit (loss):
       Coal reclamation            $   (299,000)  $     679,000
       Carbon dioxide                    68,000         115,000
       Environmental remediation       (103,000)        (65,000)
                                   ------------   -------------
          Subtotal                     (334,000)        729,000
       Other                           (332,000)       (337,000)
                                   ------------   -------------
          Total                    $   (666,000)  $     392,000
                                   ============   =============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     As discussed in Note 2 to the accompanying financial statements, since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. Termination of the contracts was the primary factor leading to the $299,000 operating loss recorded by the CR Segments for the third quarter of 1999 compared to a $679,000 operating profit for the same period in 1998. The large swing in operating profit
(loss) reflects the effect of losing the guaranteed profit
associated with these contracts.   There was also a $4,000
increase in SG&A costs incurred in the CR-China Segment as it continued to pursue opportunities for the Mulled Coal technology.

     Of the CR Segments' $841,000 in revenues for the nine months ended September 30, 1999, approximately $684,000 were billed in the first quarter of 1999. $3,929,000 of the segments' revenues of $4,560,000 for the first nine months of 1998 were billed in the third quarter of 1998. The segments incurred $254,000 of operating expenses and $87,000 of SG&A expenses in the third quarter of 1999 compared to $2,737,000 of operating expenses and $499,000 of SG&A expenses for the same period in 1998.

Carbon dioxide

     Third quarter 1999 operations reflected an operating profit of $68,000 compared to $115,000 in the 1998 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $55,000 or 37% to $95,000 for the third quarter of 1999 compared to $150,000 for the same period in 1998. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices in 1998 caused a decline in the demand for CO2 gas. As a result, the Company's share of production from the above interests declined to 336,000 MCF for the third quarter of 1999 compared to 508,000 MCF for the same period in 1998.

Environmental remediation

     The subsidiary which comprises this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. The ER Segment generated a $38,000 larger operating loss in the third quarter of 1999 as compared with the same period in 1998. The segment recorded no revenues in the third quarter of 1999 compared to $7,000 for the same period in 1998. Since 1997 personnel employed in the segment have been attempting to develop a market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment hired a consultant who had been heavily involved in the marketing process and who joined the staff full time in the third quarter of 1998. The additional costs associated with the marketing effort led to an increase in SG&A expenses of $6,000 for the third quarter of 1999 compared to the same period in 1998.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $5,000 decrease in the loss for the third quarter of 1999 compared to the same period in 1998.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased $335,000 for the third quarter of 1999 compared to the 1998 third quarter. The CR-U.S. Segment had a decrease in SG&A expenses of $412,000 due to decreased staffing and administrative expenses incurred as a result of the termination of the coal fines agreements. This was partially offset by a $4,000 increase in SG&A expenses in the CR-China Segment as the Company increased its efforts to secure contracts in China. The ER Segment incurred increased SG&A expenses of $6,000 for the third quarter of 1999 compared to 1998 as a result of its increased efforts to market its technology and products. Other operations incurred approximately $39,000 less in SG&A for the third quarter of 1999 compared to the same period in 1998 primarily as a result of decreased legal costs associated with the McElmo Dome Litigation and lower medical and other benefit costs.

Depreciation, depletion and amortization expenses

     The third quarter of 1999 reported a decrease in DD&A expense of $394,000, reflecting the assignment, effective January
31, 1999, of all of the Company's membership interest in the company owning the coal fines extraction and beneficiation equipment to the noteholder in exchange for a release on the debt for which the property was security.

Other income and expense

     Other income and expenses netted to a total loss of $125,000 for the third quarter of 1999, down sharply from the $317,000 in expense recorded for such items in the same period of 1998. Interest income was down $70,000 for the third quarter of 1999 compared to the same period in 1998 primarily as a result of the reduction in cash available for investment. Included in other expense in the third quarter of 1999 is an impairment of $110,000 relating to the company's investment in a company manufacturing the chemical used by its subsidiary in the ER Segment. Other expense also includes an impairment of $42,000 relating to the license rights owned by that subsidiary for the exclusive use of that chemical. The Company's equity in the earnings of unconsolidated affiliates, including a joint venture for the extraction, production and sale of crude iodine, an investment in a natural gas marketing company and an investment in an entity engaged in natural gas well testing operations in northeastern Mexico (the WT Segment), was $2,000 for the third quarter of 1999 compared to $62,000 for the same period in 1998. The Company realized a loss of $29,000 on its investment in the BE/IM Segment for the third quarter of 1999 compared to a loss of $2,000 for the same period in 1998, principally as a result of the decline in the price of iodine. The WT Segment realized a loss in the third quarter of 1999 of $48,000. These losses were offset by the Company's earnings of $79,000 from its investment in the natural gas marketing company.

Income taxes

     There was no provision for tax expense for the third quarter of 1999 compared to a provision of $10,000 for state income tax expense for the same period in 1998. The state income tax provision for 1998 related to profitable operations begun by the CR Segment in new states in the second quarter of 1998. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     In April 1999 the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment and entered into agreements with ITF and its minority shareholders which resulted in such discontinuance. In September 1999 the Company entered into revised agreements with the minority shareholders which resulted in the disposition of a majority of the assets owned by the segment effective as of the close of business August 31, 1999 for the release of certificates of deposit in the amount of $327,000 ($50,000 of which were received on September 30th), assumption of debt in the amount of $2,168,000 and accounts payable of $197,000 and the cancellation of the $440,000 note to the minority shareholders. The sale closed on November 18, 1999. ITF will continue to pursue the sale of the remaining assets. Under the revised agreements, Beard retains operating and voting control over ITF; therefore, ITF's assets and liabilities have been consolidated in the accompanying balance sheets and results of operations for the ITF Segment have been reported as discontinued in the accompanying statements of operations. See
Note 3 to the financial statements. Revenues and losses applicable to the discontinued ITF Segment were $1,602,000 and $109,000, respectively, for the three months ended September 30, 1998.

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


Material changes in results of operations - Nine months ended
September 30, 1999 as compared with the Nine months ended
September 30, 1998.

     The net loss for the nine months ended September 30, 1999 was $1,903,000, compared to a net loss of $1,200,000 for the first nine months of the prior year. Continuing operations posted a net loss of $1,903,000 after taxes of $16,000 compared to a loss of $25,000 after taxes of $66,000 for the same period in 1998. $1,175,000 of the net loss for the first nine months of 1998 related to discontinued operations.

     Operating results of the Company's primary operating segments are reflected below:

                                          1999              1998
                                     -------------     -------------
     Operating profit (loss):
       Coal reclamation              $    (636,000)    $     781,000
       Carbon dioxide                      222,000           347,000
       Environmental remediation          (258,000)         (151,000)
                                     -------------     -------------
          Subtotal                        (672,000)          977,000
       Other                            (1,152,000)       (1,051,000)
                                     -------------     -------------
          Total                      $  (1,824,000)    $     (74,000)
                                     =============     =============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     As discussed in Note 2 to the accompanying financial statements, since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The $1,417,000 increase in the operating loss for the first nine months of 1999 compared to the same period in 1998 reflects the effects of the decrease in the guaranteed profit realized from these contracts for six months in 1998, compared to only one month in 1999, as well as the "standby costs" incurred by the Company from February through April of 1999. Also contributing to the loss was a $33,000 increase in SG&A costs incurred in the CR-China Segment as it continued to pursue opportunities for the Mulled Coal technology. The Company was negotiating with the utility company subsidiary concerning the formation of a jointly owned limited liability company to pursue the operation of one of the six projects, and was also having discussions with a third party (which was negotiating to take over two of the projects) about operating such projects for them. As part of such negotiations, the Company agreed to absorb part of the cost of manning the six facilities on a standby basis through the month of April.

Carbon dioxide

     Operations for the first nine months of 1999 resulted in an operating profit of $222,000 compared to a $347,000 operating profit for the first nine months of 1998. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $148,000 or 32% to $319,000 for the first nine months of 1999 compared to $467,000 for the same period in 1998. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices in 1998 caused a decline in the demand for CO2 gas. This decrease in demand resulted in production of only 1,158,000 MCF of CO2 gas in the first nine months of 1999 compared to production of 1,695,000 MCF in the same period in 1998.

Environmental remediation

     The ER Segment's operating loss increased $107,000 to $258,000 for the first nine months of 1999 as compared to $151,000 for the same period in 1998. The segment recorded no revenues in the first nine months of 1999 compared to $7,000 for the same period in 1998. Personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment hired a consultant who joined the staff full time in the third quarter of 1998 and who has been heavily involved in the marketing process. The costs associated with the additional marketing effort led to an increase in operating and SG&A expenses of approximately $57,000 for the nine months of 1999 compared to the same period in 1998.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $101,000 increase in operating loss for the first nine months of 1999 as compared to the same period last year. The primary reason for the increased loss was an increase in legal costs associated with the McElmo Dome Litigation. The Company has also incurred additional costs in the process of developing new investment opportunities. These higher costs were partially offset by a reduction in certain benefit expenses.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 1999 decreased to $1,580,000 from $1,781,000 in the 1998 nine months. The CR Segment had a decrease in SG&A expenses of $388,000 due to decreased staffing and administrative expenses incurred as a result of the termination of the coal fines agreements in January 1999. The CR-China Segment incurred an additional $33,000 in SG&A expenses as it continued to pursue opportunities for the Mulled Coal Technology. The ER Segment's SG&A increased $57,000 for the nine months of 1999 compared to the same period in 1998 as personnel expanded their efforts to develop the market for the products and services of the segment. Other operations incurred approximately $105,000 more in SG&A for the nine months of 1999 compared to the same period in 1998 primarily as a result of the increased legal cost and the additional personnel costs offset by the reduction in benefit expenses discussed above.

Depreciation, depletion and amortization expenses

     DD&A expense decreased $221,000 from $448,000 to $227,000 from the nine months of 1998 to the same period in 1999, reflecting the assignment, effective January 31, 1999, of all the Company's membership interest in the company owning the equipment to the noteholder in exchange for a release on the debt for which the property was security. See Note 2 to the accompanying financial statements.

Other income and expenses

     The other income and expenses for the first nine months of 1999 netted to a total net expense of $63,000 compared to $115,000 in net income for the same period in 1998. Interest income was down $194,000 for the first nine months of 1999 compared to the same period in 1998 primarily as a result of the reduction in cash available for investment. Interest expense was down $363,000 as a result of the release, on March 19, 1999, of debt used to purchase the coal fines and beneficiation equipment on June 30, 1998. The Company's equity in the earnings of unconsolidated affiliates was down $234,000 for the first nine months of 1999 compared to 1998. The Company's investment in the joint venture engaged in the production and sale of crude iodine (the BE/IM Segment) realized a loss of $92,000 for the nine months ended September 30, 1999 compared to earnings of $70,000 for the same period in the prior year. Iodine sales for the first nine months of 1999 totaled $1,693,000 versus $2,088,000 in the 1998 first nine months. Although the segment was producing iodine at its normal rate, it was primarily building inventory during the first five months of this year. Sales were $1,078,000 in June through September, 1999, compared to $837,000 in the same period of 1998 as sales resumed at more normal levels in June of this year. The Company recorded a loss of $86,000 for the first three quarters of 1999 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico (the WT Segment). The Company recorded income of $211,000 from its investment in a natural gas marketing company for the first nine months of 1999 compared to income of $192,000 for the first nine months of 1998. Included in other income in the first nine months of 1999 is a reversal of $64,000 of impairment taken in 1997 relating to the plugging of a shut-in CO2 gas well in the second quarter of 1999. Additionally, other income includes an impairment of $110,000 related to the Company's investment in the company that manufactures the chemical utilized by the ER Segment in the remediation of creosote and polycyclic aromatic hydrocarbon contamination and an impairment of $42,000 related to the license rights for that chemical owned by a subsidiary in the ER Segment.

Income taxes

     The Company provided for federal alternative minimum tax expense of $16,000 for the first nine months of 1999 compared to $36,000 in alternative minimum tax and $30,000 of state income tax expense in the same period in 1998. The state income tax provision for 1998 relates to profitable operations begun by the CR Segment in new states in the second quarter of 1998. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     In April 1999 the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment and entered into agreements with ITF and its minority shareholders which resulted in such discontinuance. In September 1999 the Company entered into revised agreements with the minority shareholders which resulted in the disposition of a majority of the assets owned by the segment effective as of the close of business August 31, 1999 for the release of certificates of deposit in the amount of $327,000 ($50,000 of which were received on September 30th), assumption of debt in the amount of $2,168,000 and accounts payable of $197,000 and the cancellation of the $440,000 note to the minority shareholders. The sale closed on November 18, 1999. ITF will continue to pursue the sale of the remaining assets. Under the revised agreements, Beard retains operating and voting control over ITF; therefore, ITF's assets and liabilities have been consolidated in the accompanying balance sheets and results of operations for the ITF Segment have been reported as discontinued in the accompanying statements of operations. See
Note 3 to the financial statements. Revenues and losses applicable to the discontinued ITF Segment were $2,908,000 and $295,000, respectively, for the nine months ended September 30, 1998.

     In August of 1998, the Company's Board of Directors adopted a formal plan to dispose of the Other E/S Operations. The Company estimated that it would incur a loss of $624,000 from discontinuing such activities. The entire loss was recorded in the second quarter of 1998 and represented the difference between the estimated amounts to be received from disposing of the assets involved and the assets' recorded values as of June 30, 1998 and certain estimated costs of operations pending disposal of the assets. This loss was partially offset by a $365,000 gain recognized by the Company from the extinguishment of debt resulting from the discontinuance of the Other E/S Operatons. Revenues and net loss applicable to discontinued operations were $1,583,000 and $424,000 for the nine months ended September 30, 1998, respectively.

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

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. If the provisions of SFAS No. 133 were to be applied as of September 30, 1999, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the three and nine-month periods then ended.

Impact of Year 2000 Issue

     State of Readiness and Costs. In August of 1998 the Company implemented a program to address its Year 2000 readiness (the "Program"). The Program addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Computer programs that do not properly recognize the difference could fail or create erroneous results. Based upon its analysis to date, management has concluded that the Company's in-house computer systems will be Year 2000 compliant by December 31, 1999 and that any major exposure is related to future costs that may arise as a result of business disruptions caused by vendors, suppliers, banks, insurance providers and customers, or the possible loss of electric power or phone and fax service (the "External Parties"). Based upon its analysis to date, management's current estimate is that the total cost of the Program should not exceed $15,000.

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

     At the parent company level, the Company has only a PC network and uses only third-party-developed programs. The Company concluded that, at this level, its only problem area in terms of hardware resided in its file server and in two computer stations, all of which were replaced in 1998 due to their age at a total cost of $10,000. The Company has concluded the examination of its existing software. Based on the compliance statements provided by the various software manufacturers, all noncompliant software that is essential for the day-to-day operations of the Company has been either replaced with software expected to be compliant or upgraded to a level that is expected to be compliant.

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

     The Company believes that at the present time its Program is approximately 98% complete. The Company believes that it has identified any major deficiencies or exposures, and that by December 15, 1999, it will have finalized the contingency and business continuation plans for the Company and all of its subsidiary entities.

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

     Contingencies. As indicated above, the Company has begun, but not yet fully implemented, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and the External Parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by December 15, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

     At September 30, 1999, the Company had long-term debt of $2,600,000 of which $488,000 was fixed-rate debt. The remaining debt of $2,112,000 bears interest at a rate which is adjusted annually to equal the national prime rate.

     The discontinuance of the ITF Segment will result in the elimination of $2,565,000 of the Company's debt including all the Company's variable-rate debt. The remaining Company debt of $35,000 has fixed interest rates and the interest expense and operating results would not be affected by an increase in market interest rates.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    	Commencing on May 25, 1999, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Company's
Annual Meeting of Stockholders.

      (a)  This annual meeting was held on July 21, 1999.

      (b) The business of the meeting included the election of W. M. Beard to serve as a director for a three year term or until his successor has been elected and qualified.

    	In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

       Allan R. Hallock        (2000)      Ford C. Price   (2000)
       Harlon E. Martin, Jr.   (2001)      Herb Mee, Jr.   (2001)

    	In addition to the above, Michael E. Carr, elected in 1994 to serve as a director by the preferred stockholders, will continue to serve until his successor has been elected and qualified.

    	The table below sets forth the voting for election of director:

                             Votes        Votes         Votes       Broker
Name of Nominee    For      Against     Withheld     Abstentions   Non-Votes
---------------   -----     -------     --------     -----------   ---------
W.M. Beard        2,493,759    -0-      1,950            -0-       106,347

      (c) The business of the meeting also included a proposal to approve an Amendment to The Beard Company Deferred Stock Compensation
Plan which was adopted by the Board of Directors in April 1999 subject to stockholder approval. The table below sets forth the voting for such proposal:

		  Votes      Votes                     Broker
		   For      Against     Abstentions   Non-Votes
		  -----     -------     -----------   ---------
		  2,474,172  8,521       13,016        106,347

      (d) At the meeting the stockholders also voted to approve the appointment of KPMG LLP as independent certified public accountants for fiscal 1999.

		  Votes      Votes        Votes                    Broker
		   For      Against     Withheld     Abstentions   Non-Votes
		  -----     -------     --------     -----------   ---------
		  2,470,926  994          -0-          23,789       106,347

------------------------

   	(1) 2,495,709 votes (95.91% of those eligible) were cast at the meeting, including 2,352,917 of 2,459,264 eligible votes (90.24%) by the common stockholders and 142,792 of 142,792 eligible votes
(100.00%) by the preferred stockholders.

Item 5.  Other Information.

     Discretionary Voting of Proxies at Annual Meeting. The Company will exercise discretionary authority to vote proxies at the Company's next annual meeting of shareholders on any proposal for which the shareholder has not requested inclusion in the Company's proxy statement unless the shareholder notifies the Company of the proposal and the shareholder's intention to present the proposal from the floor of the meeting within a reasonable time before the Company begins to print and mail its proxy materials (on or before February 9, 2000).

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

10(z) Agreement among MCNIC, the Six LLC's, BMLLC, Registrant and
      BTI, dated March 19, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).

10(aa)Letter Agreement by and among Registrant, ITF, Toby B.
      Tindell and Cristie R. Tindell (the "Tindells"), dated April 13, 1999. (This Exhibit has been previously filed as Exhibit 10(cc) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).

10(bb)Guaranty Agreement between Registrant and Oklahoma Bank and Trust
      Company, dated as of June 7, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-Q for the period ended June 30, 1999, filed on August 20, 1999, and same is incorporated herein by reference).

10(cc)Letter Agreement by and among Registrant, ITF, and the Tindells, dated September 18, 1999.

10(dd)Letter Agreement by and among Registrant, ITF, and the Tindells, dated September 18, 1999.

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

                               		(Registrant)   THE BEARD COMPANY

                                                HERB MEE, JR.
                                                Herb Mee, Jr.
(Date)  November 22, 1999                       President and
                                                Chief Financial Officer

                                                JACK A. MARTINE
                                                Jack A. Martine
(Date)  November 22, 1999                       Controller and
                                                Chief Accounting Officer

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

10(z)  Agreement by and among MCNIC,          Incorporated herein by reference
       the Six LLC's, BMLLC,
       Registrant and BTI, dated
       March 19, 1999

10(aa) Letter Agreement by and among          Incorporated herein by reference
       Registrant, ITF, Toby B.
       Tindell and Cristie R. Tindell
       (the "Tindells"), dated April 13, 1999

10(bb) Guaranty Agreement between Registrant Incorporated herein by reference and Oklahoma Bank and Trust Company, dated as of June 7, 1999

10(cc) Letter Agreement by and among          Filed herewith electronically
       Registrant, ITF, and the Tindells,
       dated September 18, 1999

10(dd) Letter Agreement by and among          Filed herewith electronically
       Registrant, ITF, and the Tindells,
       dated September 18, 1999

27     Financial Data Schedule                Filed herewith electronically