Form 10-K
period 1999-12-31
BEARD CO /OK
filed 2000-04-14
CIK 909992

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                                OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock on the American Stock Exchange as of the close of business on February 29, 2000 was $3,465,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2000 was
	    Common Stock $.001 par value - 2,438,724

	   DOCUMENTS INCORPORATED BY REFERENCE:  None

                            THE BEARD COMPANY
                                FORM 10-K

	         For the Fiscal Year Ended December 31, 1999

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

Item 12.  Security Ownership of Certain Beneficial  Owners  and
       	  Management

Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
       	  Form 8-K

SIGNATURES

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE
MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                               THE BEARD COMPANY

                                   FORM 10-K

                                    PART I

Item 1.  Business.

(a)   General development of business.

  General. Prior to October, 1993, The Beard Company ("Beard" or the "Company"), then known as Beard Oil Company ("Beard Oil"), was primarily an oil and gas exploration company. During the late 1960's we made the decision to diversify. In 1968 we started a hazardous waste management company, USPCI, Inc. ("USPCI"), which we partially spun off to shareholders in January 1984. Following two public offerings and several acquisitions USPCI became so successful that it subsequently listed on the New York Stock Exchange in 1986 and was later acquired by Union Pacific Corporation in 1987-1988 for $396 million ($111 million to Beard Oil stockholders for their residual 28% interest, of which $60 million was distributed to shareholders).

  In 1989 Beard Oil founded Beard Investment Company (now The Beard Company) which was formed for the purpose of building new businesses outside of the oil and gas industry which Beard management believed to have either high growth potential or better-than-average profit potential. This is now our principal business. We have started or acquired a number of new businesses and invested in new business opportunities with the intent of growing profitable businesses and converting our investments into shareholder value, perhaps through sale, a spin-off or rights offering to shareholders, or public offerings.

  Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow while cultivating its own outside funding sources to supplement financing requirements as needed. Under this scenario we formed in 1981 a joint venture for the extraction, production and sale of crude iodine, which we managed until the decision was made to discontinue such operations at year-end 1999. In 1987 we formed a dry ice company which we nurtured and sold for a healthy profit in 1997. In 1990 we bought a distressed real estate development which we successfully operated for seven years before selling it in 1997. In 1990 we also acquired an alternative fuels research and development company which we sold in 1994 for a profit while retaining certain technology which it patented for commercial development. In 1997 we invested in an environmental remediation company which we believed had considerable profit potential but which has not produced any commercial results to date.

  In 1998 we formed a subsidiary to enter the interstate travel business and another to conduct operations in the People's Republic of China where we are pursuing coal reclamation, environmental opportunities and related marketing opportunities. In October 1998 we formed a subsidiary in Mexico which commenced operations in January 1999 working as a subcontractor testing natural gas wells which Petroleos Mexicanos ("Pemex") is drilling in northeastern Mexico. In July 1999 we formed starpay(trademark).com, inc. ("starpay") which is an e-Commerce startup company that has developed a proprietary payment system to be used exclusively for Internet transactions and which will provide state-of-the-art security for purchasing transactions.
In October 1999 we formed another Mexican subsidiary which designed and furnished to Pemex in November five custom fabricated sand separators for use in their operations.

  Along the way we've had our share of unsuccessful investments, including numerous oil secondary recovery projects, two telecommunications projects, several investments in the drilling contracting business, others in the environmental business, plus our recent unsuccessful foray into the interstate travel business.

  As can be seen from the above, Beard should be viewed as a company whose principal business is starting and/or acquiring businesses, nurturing and growing them, weeding out the losers, and riding with the winners until such time as the market is willing to pay us more than the Company's management thinks they are worth. Our focus is on building long-term value for our shareholders.

  In recognition of our philosophy and our business approach, the Company believes that we should be viewed from the perspective of our actual net earnings or losses rather than from the normal perspective of earnings or losses from continuing operations. In this context our earnings for the last five years, net of losses, totaled $1,040,000, or an average of $208,000 per year.

  Loss of Significant Contract. The Company's current results have been severely impacted as a result of the loss of a major contract effective January 31, 1999. The Company's principal business is coal fines reclamation, and the termination of the Coal Segment's major contract on such date, which accounted for 53% of consolidated revenues and 84% of segment revenues in 1999 and for 93% of consolidated revenues and all of the segments revenues in 1998 had a material detrimental effect upon the Company's profitability during the last 11 months of 1999 (See "Continuing Operations---Coal Reclamation Activities---The MCN Projects---Dependence of the Segment on a Single Customer").

  Treasury Stock Repurchase Program. On September 23, 1998, the Company announced plans to repurchase up to 200,000 shares of its currently outstanding common stock. The initial purchase of shares was made on September 30, 1998. The Company repurchased 55,500 shares under the program in 1998 and 86,275 shares in 1999 at a total cost of $591,000. Repurchase of shares was suspended in August of 1999.

  Operating Segments. In 1999 the Company operated within the following operating segments: (1) the coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes; (2) the carbon dioxide ("CO2") Segment, comprised of the production of CO2 gas; (3) the natural gas well servicing ("WS") Segment, conducted by two companies operating in northeastern Mexico, comprised of: (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a 100%-owned company that has designed a sand separator for use on gas wells; (4) the environmental remediation ("ER") Segment, consisting of the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination; (5) the China ("China") Segment, which is pursuing
(i) the sale of coal equipment, (ii) environmental opportunities,
(iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China; and (6) the e-Commerce ("e-Commerce") Segment, consisting of the development and implementation of systems and technologies related to Internet commerce.

  Discontinued Operations---ITF Segment. In April 1999 the Company adopted a plan to dispose of its voting and operational control of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998.
The majority of the assets of the ITF Segment were disposed of in November 1999 in exchange for the release of certificates of deposit totaling $327,000, the cancellation of $440,000 of debt and accrued interest, and the assumption of debt totaling $2,149,000 and accounts payable totaling $126,000.

  At year-end 1999, the ITF Segment had $847,000 of assets remaining, consisting of two convenience stores with related property, plant, equipment and inventory, and liabilities totaling $247,000 consisting primarily of trade payables and accrued liabilities. The Company is aggressively pursuing the sale of the remaining assets and anticipates disposing of same and paying off the outstanding liabilities during the second quarter of 2000. The Company took an additional charge of $434,000 in the fourth quarter of 1999 related to discontinuing the ITF Segment and does not expect further charges in connection with such activities.

  Discontinued Operations---BE/IM Segment. In December of 1999 the Management Committee of North American Brine Resources
("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's Brine Extraction/Iodine
Manufacturing ("BE/IM") Segment. The decision reflected primarily the outlook for future profitability of the partnership given the decreasing production of the NABR plants and the falling worldwide price of iodine.

  NABR was formed in 1981 to engage in the extraction, production and sale of crude iodine. The Beard Company serves as the manager of NABR, a 40%-owned investment, which is not a consolidated entity and had previously been accounted for as an equity investment.

  As a result of the Management Committee's decision, NABR's activities have been reflected as discontinued operations for calendar year 1999 and for all prior years.

  At year-end 1999, the NABR had $1,326,000 of assets remaining, consisting primarily of cash, two iodine extraction plants, brine collection wells and iodine inventory, with liabilities totaling $725,000 including the accrual of the estimated cost of shutting down and/or disposing of the various facilities. NABR intends to shut down the larger plant in April 2000 and dispose of the equipment. It is negotiating to sell the smaller plant as a going concern. NABR expects to dispose of all the assets and pay off the outstanding liabilities prior to year-end 2000. The Company recorded a charge of $540,000 in the fourth quarter of 1999 in connection with the discontinuance of the BE/IM Segment and does not anticipate further charges in connection with such activities.

  Net Operating Loss Carryforwards. Beard has approximately $52.6 million of unused net operating losses ("NOL's") available for carryforward, which expire between 2004 and 2009. The loss of the NOL's would have a negative impact on the Company's future value. The Company's Certificate of Incorporation contains provisions to prevent the triggering of an "ownership change" as defined in Section 382 of the Code by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

  Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil.

Recent Developments
-------------------

  New Coal Fines Operating Agreements. In November 1999 the Company signed letters of intent with a major coal company which are expected to result in the installation by the Company of two coal wash plants targeted to be in operation in the third and fourth quarter, respectively, of 2000. The definitive agreements for these projects are currently in the process of being finalized. Once these plants have been installed and are ramped up to full production, it is anticipated that the Company's financial results will improve significantly. However, there is no assurance that the projects will be finalized.

  Temporary Shutdown of Well Servicing Operations. Pemex is changing its procedures for the handling of well servicing contracts. In the past these contracts have usually been "rolled over" so that there has been continuity of operations. Currently these contracts are being allowed to expire, and several new contracts will be let in April and May of 2000. The two companies that comprise the WS Segment will be bidding on the new contracts directly with Pemex, and are also in discussions to subcontract their services to a large service company that will be a bidder on a major new contract. Meanwhile, all of the WS Segment's operations in Mexico were suspended as of January 29, 2000, and most of its personnel have been placed on furlough.

  There is a shortage of well control equipment in Mexico, and we expect that the WS Segment will receive new contracts and will resume its activities in the second quarter of 2000. However, there is no assurance of this. In the event the WS Segment is not the successful bidder, the Company will need to evaluate the viability of its Mexican operations.

  New Activities in China. During the first quarter of 2000 Beard Sino-American Resources Co., Inc. ("BSAR") entered into Memorandums of Understanding (the "MOU's") which may ultimately result in the formation of cooperative joint ventures for the installation of two composting facilities in China. The first facility is to be located in Handan County in Hebei Province and the second facility is to be located in Shijiazhuang, Hebei Province. The MOU's are conditioned upon our partners obtaining the necessary financing and all required governmental approvals.

  Effect of Recent Developments on Liquidity. The termination of the MCN Projects (see "Loss of Significant Contract" above and "Continuing Operations---Coal Reclamation Activities") at January 31, 1999 had a material detrimental effect upon the Company's profitability during the last 11 months of 1999. Primarily as a result of the loss of its major revenue stream, coupled with the funds required to support the activities of its various startup activities, the Company's working capital decreased from $4,994,000 at year-end 1998 to $572,000 at year-end 1999.

  The Company has taken steps to mitigate future funding requirements by its poorly performing subsidiaries. The Coal Segment is expected to improve its profitability as soon as the agreements for the new coal fines plants have been executed and the plants have been installed (see "New Coal Fines Operating Agreements" above). The discontinued ITF Segment, which consumed $2,239,000 of cash in 1998 and $400,000 of cash in 1999, is expected to generate cash in 2000 as its remaining assets are sold. The discontinued BE/IM Segment is expected to contribute $400,000 or more of cash to Beard in 2000 as its assets are liquidated. The WS Segment, which consumed $1,251,000 of cash in 1999 as the Company funded its investment as well as a portion of our partner's investment, is targeted to break even cash-wise in 2000. We have just concluded an arrangement with a related party that has provided a $1 million working capital line until the new coal agreements are signed and alternative financing currently being pursued has been finalized and is in place.


                     CONTINUING OPERATIONS

  Coal Reclamation Activities. The Company's coal reclamation activities comprise the ("Coal") Segment, which is conducted by Beard Technologies, Inc. ("BTI"). BTI is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes.

  Carbon Dioxide Operations. The Company's carbon dioxide activities comprise the ("CO2") Segment, consisting of the production of CO2 gas which is conducted through Beard. The Company owns non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

  Natural Gas Well Servicing Operations. The Company's natural gas well servicing activities comprise the ("WS") Segment, which is conducted by two companies operating in northeastern Mexico. These operations are carried on by: (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a 100%-owned company that has designed a sand separator for use on gas wells and has had five of them custom fabricated for use on a trial basis.

  Environmental Remediation. The Company's environmental remediation activities comprise the ("ER") Segment, which is conducted by ISITOP, Inc., ("ISITOP"). ISITOP specializes in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination, and has been attempting to develop a commercial market for the chemical process for which it is the sole U.S. licensee.

  Operations in China. The Company's activities in China comprise the ("China") Segment, which is conducted by Beard Sino-
American Resources Co., Inc. ("BSAR"). BSAR is pursuing environmental opportunities, coal reclamation and related marketing opportunities in the People's Republic of China.

  e-Commerce. The Company's e-Commerce activities comprise the ("e-Commerce") Segment, which is conducted by starpay.com(trademark), inc. ("starpay"). starpay is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions.

(b)   Financial information about industry segments.

  Financial information about industry segments is contained in the Statements of Operations and Note 16 of Notes to the Company's Financial Statements. See Part II, Item 8---Financial
Statements and Supplementary Data.

(c)   Narrative description of operating segments.

  The Company currently has six operating segments: Coal, CO2, WS, ER, China and e-Commerce. All of such activities, with the exception of Beard's CO2 gas production activities, are conducted through subsidiaries. Beard, through its corporate staff, performs management, financial, consultative, administrative and other services for its subsidiaries.

                    COAL RECLAMATION ACTIVITIES

 	General. In January of 1999 the Company's coal reclamation activities consisted of its management of six coal fines reclamation and briquetting facilities located in three states in the U.S. Since the termination of its agreements to operate these facilities the Company has primarily been seeking other coal reclamation contracts while continuing to pursue the development of advanced fine coal preparation processes.

  In November of 1999 letters of intent were signed with a major coal company which are expected to result in BTI's installing two coal wash plants targeted to be in operation in the second and third quarters, respectively, of 2000. The definitive agreements for these projects are currently in the process of being finalized. However, no assurance can be given that the projects will be finalized.

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

  Department of Energy Contract; Attempts to Commercialize the M/C Technology. From March 1994 to March 1996 the United States Department of Energy funded most of the cost of a project to demonstrate the feasibility of the M/C Technology. Results of the project were highly encouraging, and BTI focused most of its attention for the next two years on efforts to make coal producers aware of the technology and its advantages. Although a number of viable projects were developed, the parties involved were for the most part focusing on Section 29 projects which appeared to offer much greater profit potential.

  Impact of Section 29. In late 1997 and early 1998 there was significant activity focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits under Section 29 of the Internal Revenue Code. Such projects involve recovering the raw slurry with a dredge, using a sophisticated washing plant to remove clay and other fine impurities from the coal, and finally producing a high BTU fine coal briquette which qualifies for the alternative fuels tax credit. In order to qualify for the tax credit, which may amount to as much as $20 to $25 per ton of coal briquettes sold, the synthetic fuel must be produced (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

  In certain cases where the Internal Revenue Service (the "IRS") has granted a favorable tax ruling concerning a facility, it has also ruled that a qualifying facility may be a mobile facility that can be moved from one coal fines source to another as fines are depleted at each successive site.

  The MCN Projects. On June 30, 1998, the Company, through a subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment located at six coal slurry impoundment sites (the "MCN Projects") for a purchase price of $24,000,000. Three of the sites were located in West Virginia, two in Kentucky, and one in Ohio. BMLLC financed the purchase with a $24,000,000 note to MCNIC Pipeline & Processing Company ("MCNIC"), a subsidiary of MCN Energy Group Inc. ("MCN"), secured solely by the equipment. BMLLC leased the equipment to BTI, which operated and maintained the equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of MCNIC. The monthly lease payments equalled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

  Under the agreements, BTI provided services to the LLC's for which it received a minimum profit of $100,000 per month, effective April 1, 1998, so long as the contracts remained in effect. During the time BTI was operating the six beneficiation plants and the six briquetting plants for MCNIC it was, to the best of the Company's knowledge, the largest operator of coal recovery plants in the world. In November 1998, MCN announced that it had taken a special charge of $133,782,000 pre-tax to write-down the MCN Projects. The LLC's subsequently terminated the operating agreements effective as of January 31, 1999. On March 19, 1999, BTI assigned all of its membership interest in BMLLC to MCNIC effective as of January 31, 1999. Since BMLLC owned the beneficiation equipment located at the sites, the agreement effectively assigned all of Beard's ownership interest in the property, plant and equipment to MCNIC in exchange for a full release of the $23,053,000 of remaining indebtedness related to such items and all liabilities and obligations related thereto.

  BTI continued to absorb part of the operating costs and continued to provide security and limited supervision at the six sites through May 1999 while it was negotiating with MCNIC concerning a proposal to form one or two limited liability companies, to be owned by BTI and MCNIC, to pursue the development of one or two of the six MCN Projects. These negotiations were unsuccessful.

  Current Focus on Coal Reclamation. Since the termination of the MCNIC agreements BTI has continued to focus its efforts on coal reclamation. During the past year BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines. Marketing efforts are no longer focused on the commercial development of BTI's M/C Technology. We feel there are many projects that have commercial potential with or without the use of such technology.

  However, BTI is continuing to pursue the development of advanced fine coal preparation processes and will continue to pursue the licensing of its M/C Technology in foreign countries.

  Letters of Intent. In mid-1999 BTI began work on the development of two new pond recovery/Section 29 briquetting plant projects in the Illinois Coal Basin. In late 1999 BTI carried out an extensive slurry pond core drilling program that proved up reserves of sufficient quality, quantity and recovery rates to justify the projects. In November 1999, BTI executed letters of intent with a large coal company and a Section 29 operator pursuant to which BTI will be the owner and operator of the slurry pond dredging systems and the fine coal preparation plants that will produce clean recovered coal from two ponds that will provide the feed stock for two briquetting plants. BTI will turnkey the coal recovered from the ponds and run through the wash plants to the Section 29 operator. The first plant is tentatively scheduled to come on stream in July of 2000. The second plant is expected to start up about four months later.
The definitive agreements for these projects are currently in the process of being finalized. However, finalization of definitive agreements and commencement of plant operations in 2000 are not assured.

  Principal Products and Services. The principal products and services supplied by the Company's Coal Segment are (i) the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites; (ii) the operation of coal briquetting facilities owned by third parties; (iii) core drilling of slurry ponds and evaluation of recoverable coal reserves; (iv) consulting reclamation technology; (v) technical services; and (vi) proprietary coal reclamation technology.

  Dependence of the Segment on a Single Customer.  The Coal
Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years.

                  Percent of
                 Consolidated
                Revenues from
 Fiscal Year      Continuing
   Ended         Operations
 -----------    -------------
  12/31/99         63.4%
  12/31/98         92.9%
  12/31/97         00.2%

  It is important to note that revenues from the MCN Projects accounted for 84% of the Coal Segment's revenues from continuing operations in calendar year 1999 and for all of such revenues in calendar year 1998. Termination of the MCNIC operating agreements effective January 31, 1999 had a material detrimental effect upon the Company's profitability during the last 11 months of 1999 and during the first quarter of 2000. The Company's revenues and profitability will continue to be negatively impacted until the new coal contracts currently being negotiated have been finalized and until the first of the two plants involved has ramped up to full production.

  Facilities. BTI leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh
("UPARC"). The UPARC facilities give BTI access to a wide range of coal and mineral testing capabilities.

  Market Demand and Competition. The coal reclamation industry is highly competitive, and the Coal Segment must compete against larger companies, as well as several small independent concerns. Competition is largely on the basis of technological expertise and customer service.

  Seasonality. The coal reclamation business is somewhat seasonal due to the tendency for field activity to be reduced in cold and/or bad weather.

  Employees. As of December 31, 1999, the Coal Segment employed eight full time employees.

  Financial Information.  Financial information about the Coal
Segment is set forth in the Financial Statements.  See Part II,
Item 8---Financial Statements and Supplementary Data.


                  CARBON DIOXIDE OPERATIONS

  General. The Company's carbon dioxide (CO2) gas operations are conducted by the parent company which owns working and overriding royalty interests in two CO2 gas producing units.

Carbon Dioxide (CO2) Properties
-------------------------------

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

  In 1999 Beard sold 1,536,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interests at an average price of $.27 per Mcf. In 1998, Beard sold 2,187,000 Mcf attributable to its working and overriding royalty interests at an average price of $.28 per Mcf. In 1997 Beard sold 1,617,000 Mcf attributable to its working and overriding royalty interests at an average price of $.31 per Mcf. Beard was overproduced by 243,000 Mcf on the sale of its share of McElmo Dome gas at year-end 1999.

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

  As a result of the development program, McElmo Dome production had increased to 935 million cubic feet per day in March 1998. Following the severe decline in oil prices in late 1998 and early 1999, CO2 demand for tertiary recovery decreased sharply, and CO2 production decreased to 657 million cubic feet per day in April 1999. With the subsequent sharp increase in oil prices in late 1999 and early 2000, CO2 demand for tertiary recovery is once again increasing, and CO2 production had increased back to 810 million cubic feet per day in December 1999.

  Bravo Dome. Beard also owns a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. At December 31, 1999, Beard was underproduced by 267,000 Mcf on the sale of its share of Bravo Dome gas. The Company sold no CO2 gas from Bravo Dome in 1999, 1998 or 1997 despite being in an underproduced status. The Company's solid CO2 segment, which was sold in 1997, had previously provided the market for such gas, and no efforts have been made to market the Company's share of the gas since the sale.

  Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome field. The 265 producing wells are approximately 2,500 feet deep. The gas is approximately 98% CO2.

  Net CO2 Production. The following table sets forth Beard's net CO2 production for each of the last three fiscal years:

      Fiscal            Net CO2
      Year              Production
      Ended               (Mcf)
      --------         ---------
      12/31/99         1,536,000
      12/31/98         2,187,000
      12/31/97         1,617,000

  Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                  Average Sales    Average Lifting
  Fiscal Year     Price Per Mcf     Cost Per Mcf
    Ended            of CO2            of CO2
  -----------     -------------    ---------------
  12/31/99           $0.27             $0.06
  12/31/98           $0.28             $0.05
  12/31/97           $0.31             $0.06

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

                  Percent of
                 Consolidated
                 Revenues from
Fiscal Year       Continuing
Ended             Operations
-----------      -------------
12/31/99             27.8%
12/31/98              6.7%
12/31/97             87.5%

  Productive Wells and Acreage. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 1999, Beard held a working interest in a total of 306 gross (0.25 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                Number of Wells
                                ---------------
  State                         Gross      Net
  -----                         -----      ---
  Colorado.................     41         0.224
  New Mexico .............     265         0.029
                               ---         -----
                               306         0.253
                               ===         =====

  Employees. As of December 31, 1999, the CO2 Segment had no employees.

  Financial Information. Financial information about the Company's CO2 gas operations is contained in the Company's
Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

              NATURAL GAS WELL SERVICING OPERATIONS

  TESTCO INC. de MEXICO, S.A. de C.V. In October 1998 the Company formed ITS-Testco, L.L.C., an Oklahoma limited liability company in which the Company has 50% ownership (the "LLC"). The LLC owns 100% of a subsidiary, TESTCO INC. de MEXICO, S.A. de C.V. ("Testco de Mexico"), which was also formed in October 1998 to conduct natural gas well testing operations in northeastern Mexico. Testco de Mexico works as a subcontractor to contractors working for Petroleos Mexicanos ("Pemex") testing natural gas wells which Pemex is drilling just south of the southernmost Texas border. The LLC owns most of the equipment which is being utilized by and leased to Testco de Mexico.

  Neither the LLC nor Testco de Mexico had any operations, other than startup costs, in 1998. The LLC began leasing equipment to Testco de Mexico in January 1999 when Testco de Mexico commenced its actual well testing operations.

  Incorporated Tank Systems de Mexico, S.A. de C.V. In August 1999 the Company formed ITS, Inc. ("ITS"), an Oklahoma corporation which the Company owns 100%. ITS owns 100% of a Mexican subsidiary, Incorporated Tank Systems de Mexico, S.A. de C.V. ("ITS de Mexico") which was organized in September 1999.
ITS has designed a sand separator (patent applied for) to meet the specific requirements of Pemex. ITS de Mexico has had five of the separators custom fabricated which it was renting to Pemex prior to the temporary shutdown. ITS de Mexico had installed the separators at specific locations designated by Pemex and was renting the separators to them on a trial basis. At the conclusion of the trial period Pemex has advised that they will consider entering into a long-term lease with an option to purchase.

  Principal Products and Services. The principal products and services supplied by the Company's WS Segment are the services, provided by the furnishing of (i) properly trained personnel,
(ii) specially designed equipment and (iii) technological expertise, which it provides to customers who need such services to test high pressure natural gas wells or to solve pipeline maintenance problems.

  Dependence of the Segment on a Single Customer.  The WS
Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the
last three years.   All of the Company's WS revenues were
received from Pemex in connection with the lease of sand separators.

                 Percent of
                Consolidated
               Revenues from
Fiscal Year      Continuing
   Ended         Operations
-----------    --------------
12/31/99           5.5%
12/31/98           -0-%
12/31/97           -0-%

Because the Company owns only 50% of the LLC and thus only 50% of Testco de Mexico it is not a consolidated entity and accordingly (i) the Company's investment in such entities is accounted for by the use of the equity method, and (ii) the revenues of such entities were not included in the Company's consolidated revenues. The Company recorded $229,000 and $35,000 of loss as its share of the LLC's operating losses in 1999 and 1998, respectively. All of Testco de Mexico's revenues (and thus indirectly all of the LLC's revenues) were from work performed for one subcontractor to Pemex.

  It should be noted that all of the WS Segment's revenues are directly attributable to work being performed by or for Pemex, and that all of the equipment involved has been specifically designed to meet the needs and requirements of Pemex. Accordingly, future results of operations of the WS Segment are totally dependent upon the Segment's continuing ability to attain contracts and/or subcontracts from Pemex.

  In this regard, it should be noted that Pemex recently changed its procedures for the handling of well servicing contracts. In the past these contracts were usually "rolled over" so that there has been continuity of operations. Now these contracts are being allowed to expire, and several new contracts will be let in April and May of 2000. The two companies that comprise the WS Segment will be bidding on the new contracts directly with Pemex, and are also in discussions to subcontract their services to a large service company that will be a bidder on a major new contract. Meanwhile, all of the WS Segments operations in Mexico were suspended as of January 29, 2000, and most of its personnel have been placed on furlough.

  There is a shortage of well control equipment in Mexico, and we expect that the WS Segment will receive new contracts and will resume its activities in the second quarter of 2000. However, there is no assurance of this. In the event the WS Segment is not the successful bidder, the Company will need to evaluate the viability of its Mexican operations.

  Facilities. Testco de Mexico is occupying a small office, yard and warehouse which it leases in Reynosa, Tamaulipas, Mexico. ITS de Mexico leases office space and personnel from Testco de Mexico.

  Market Demand and Competition. The well servicing industry is highly competitive, and the WS Segment must compete against significantly larger companies, as well as several small independent concerns. Competition is largely on the basis of technological expertise and customer service.

  Employees. As of December 31, 1999, the WS Segment had 2 full time employees.

  Financial Information. Financial information about the Company's well servicing operations is contained in the Company's
Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.


                    ENVIRONMENTAL REMEDIATION

  General. The Company and its management have considerable expertise in the environmental area stemming from previous experience as the founder, as officers and directors, and as the principal shareholder of USPCI, Inc. (NYSE) from 1968 until its takeover by Union Pacific Corporation in 1987-88.

  ISITOP, Inc. In January of 1997, Beard changed the name of a wholly-owned, inactive subsidiary to ISITOP, Inc. ("ISITOP"). ISITOP has obtained an exclusive license for the United States from a company which has developed a chemical (54GOTM 901) and has tested a process which utilizes such chemical for the remediation of PAH contamination. U.S. Patent #5,670,460 for method and composition for 54GOTM Products was granted September 23, 1997. This patent covers all applications utilizing 54GOTM Products, including ISITOP's applications.

  ISITOP is 80%-owned by Beard and 20%-owned by three members of ISITOP's management team, two of whom are also the principals of the company from which the license was obtained. Pursuant to employment agreements and other related agreements these three parties also have options to acquire an additional 30% of ISITOP following payout of all sums owed by ISITOP to Beard.

  Attempts to Commercialize ISITOP's Technology. Following the formation of ISITOP in early 1997 the company focused its attention during the next two years on efforts to obtain contracts to clean up old creosote sites.

  Creosote sites appeared to be the ideal target for ISITOP'S technology since the U.S. alone is believed to have over 700 wood preserving plants which are estimated to use or produce more than 495,000 tons of creosote and creosote byproducts per year. Creosote mixtures contain many compounds that are known to cause several forms of cancer in animals and have been linked to several types of cancer in humans. The specific chemical family of cancer producing agents found in creosote are a group of molecules that are made up of several connected ring structures known as polycyclic aromatic hydrocarbons ("PAH's").

  However, with the exception of a small field test near
Durango, Colorado in May of 1997 where ISITOP successfully cleaned up 72 cubic yards of creosote contaminated soil, such efforts have produced no commercial contracts.

  In late 1998 and throughout much of 1999 ISITOP focused most of its efforts on one major project where it proposed using a bioslurry reactor system which it had developed to remediate oil field hydrocarbon materials for a major oil company. This project is now on hold while the oil company evaluates the cost of off-site programs versus ISITOP's system. ISITOP also developed a process for cleaning tanks at creosote treating facilities and a similar procedure to clean rail cars used to transport liquid creosote. Neither of these initiatives produced commercial contracts.

  At the beginning of 2000, ISITOP determined to broaden the scope of its marketing efforts. The company has identified 27 opportunities which are currently in various stages of study or investigation. In addition, ISITOP has entered into a teaming agreement with a much larger company which gives them additional scientific and engineering expertise, along with surface soil washing equipment and in-situ expertise to implement some of these projects.

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

  Despite the dearth of commercial projects to date, ISITOP continues to believe that it has positioned itself and its technologies to become a significant player in the remediation market.

  The ER Segment accounted for less than 3% of the Company's consolidated revenues for each of the last three years.

  Facilities. ISITOP is furnished office space in Farmington, New Mexico as part of its arrangement with the company from which it obtained its license. It also has an office in Ft. Collins, Colorado.

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

  ISITOP had no revenues in 1999. It provided its services to only one customer in 1998, but such revenues totaled only $8,000. In 1997 it provided services to a different customer, and such revenues totaled only $13,000. The loss of either customer would not have a material adverse effect on the Company and its subsidiaries as a whole.

  Availability of Raw Materials.  Materials used in the ER
Segment, as well as products purchased for resale, are available from a number of competitive manufacturers.

  Seasonality. The environmental remediation business is seasonal, as there is a tendency for field operations to be reduced in bad weather.

  Employees. As of December 31, 1999, the ER Segment employed two full time employees.

  Financial Information.  Financial information about the ER
Segment is set forth in the Company's Financial Statements.  See
Part II, Item 8---Financial Statements and Supplementary Data.


                       	OPERATIONS IN CHINA

  Beard Sino-American Resources Co., Inc. In July of 1998 the Company opened an office in Beijing, People's Republic of China. In November of 1998 the Company formed Beard Sino-American Resources Co., Inc. ("BSAR"), a wholly-owned subsidiary of Beard, to serve as the joint venture partner for all of the Company's activities in China. In early 1999 BSAR established a representative office in Beijing.

  Qitaihe Lushon Joint Venture. In July of 1998 the Company entered into a Memorandum of Understanding to establish a joint venture to utilize BTI's M/C Technology in two coal preparation plants in China. The plants were to have been installed in Heilongjiang Province in northeastern Manchuria. However, after repeated delays, it now appears that installation of the plants is unlikely due to changes in the political and business environment in China. Changes in the coal industry where the Coal Ministry has shut down more than 1,000 coal mines has caused us to defer our plans indefinitely.

  Centrifuge Distributorship.   In February of 1999 the
Company became the exclusive distributor in China for Decanter Machine, Inc. ("Decanter"). Decanter is the largest U.S. manufacturer of centrifuges for the coal industry. Under the agreement Beard acts as an independent contractor in promoting the sale of Decanter products in China. BSAR held a seminar for 40 representatives from the coal industry in January of 2000 in Beijing which was well received by the participants and appears to have generated interest for future centrifuge sales. Based upon the response at the seminar, BSAR has agreed to put a technical service center in China once it has sold several centrifuges.

  Environmental Opportunities. One of the major changes underway in China is a tremendous push to clean up the environment, with particular focus on reducing air pollution. One of their major problems involves the current landfilling of municipal solid waste (MSW). China's present options to landfilling are primarily incineration and gasification, both of which result in significant negative impact to the environment. BSAR presented to municipal and county governments in China the option of receiving MSW, segregating and recovering appropriate materials for recycling, and further treating the organic fraction through composting.

  BSAR has entered into a Memorandum of Understanding which is expected to lead to the formation of a cooperative joint venture with the Handan County Construction Environmental Protection Bureau Heating Company ("Handan") and has aligned itself with a major fertilizer producer which is considering providing our share of the financing for the project. If the joint venture proceeds as contemplated, the $9 million cost of the initial plant (a 200 ton per day composting facility to be located at Handan City) will be provided by the fertilizer producer and Handan who will provide up to $5.3 million of equity and arrange for the necessary financing. BSAR would have a carried interest from inception in the plant and also receive an operating fee. If the plant proceeds as planned and performs as anticipated, we envision that it would be the precursor of many such plants throughout China.

  BSAR has also entered into a Memorandum of Understanding for a second project which is expected to commence construction shortly after the Handan City project is operational. Installation of the second facility, which is to be located in Shijiazhuang, Hebei Province, is also subject to our partners obtaining the necessary financing and all required governmental approvals. BSAR would also have a carried interest from inception in this plant and receive an operating fee.

  Principal Products and Services. The principal products and services supplied by the Company's China Segment are (i) sales of coal equipment; (ii) environmental technology; (iii) technical services; and (iv) M/C Technology.

  The China Segment has generated no revenues to date and accordingly accounted for none of the Company's consolidated revenues from continuing operations during the last three years.

  Facilities.  BSAR leases a small office located in Beijing
Landmark Tower A in Beijing, China.

  Market Demand and Competition. Both the coal reclamation industry and the environmental industry are highly competitive, and the China Segment must compete against significantly larger companies, as well as a number of small independent concerns, in both businesses. Competition is largely on the basis of technological expertise and customer service.

  Employees. As of December 31, 1999, the China Segment employed three full time employees.

  Financial Information. Financial information about the China Segment is set forth in the Financial Statements. See Part
II, Item 8---Financial Statements and Supplementary Data.

                          e-COMMERCE

  Formation of starpay.com(trademark), inc. In February 1999 Marc Messner, Beard's VP-Corporate Development, presented to Beard management his concept for an easy, inexpensive and virtually secure payment system to be used exclusively for Internet transactions. Shortly thereafter Beard entered into Memorandums of Understanding (the "MOU's") with (i) a Web site development company and (ii) a patent attorney who agreed to join forces to develop the concept. The MOU's provided that the patent applications would be owned by Beard, Messner (the inventor), the Web site company and the patent attorney (collectively, the "Patent Owners").

  In June and July of 1999 three patent applications were filed embodying the features of the invention. In July 1999 starpay.com(trademark), inc. ("starpay") was formed to pursue the development of the payment system. A fourth patent application was filed in November 1999 which supplemented the earlier filings. In February 2000 the Patent Owners converted their ownership in the patent applications to ownership in starpay as follows: Beard (78.4%); Messner (7.6%); patent attorney (7.0%); Web site company (7.0%).

  In January and April of 2000, starpay filed two additional patent applications which have considerably broadened the scope and, starpay believes, the potential of its patent claims.

  In November 1999 the Company announced that starpay was in the process of seeking venture capital funding to complete the development of its technology. In January 2000 the Company announced that starpay had elected two new directors to its Board, one of whom has agreed to assist starpay as a consultant in its pursuit of strategic alliances. The Company also announced that starpay had engaged a consultant to assist in revising its Business Plan and in creating strategic alliances.

  The starpay Technology. We believe that the starpay payment system offers safer, easier and more flexible purchasing options and account features than are presently available on the Internet today. Unlike conventional credit, debit or prepaid cards, the patent-pending starpay system cannot be used in person, nor can it be used to order goods by telephone. The starpay system is an Internet-only application that gives the user total control over the use of their e-Commerce purchasing account and thus the ultimate feeling of security. Cybertheft of a user's starpay identification number, PIN number and other transaction information during transmission from the user to the merchant is virtually impossible due to the difficulty of overcoming starpay's proprietary back-end security technology. Furthermore, because of starpay's unique transaction methodology, if the user's account information is stolen from a merchant's web site there is still no liability exposure to the user, the merchant or to starpay. The starpay system also addresses the merchant's exposure to non-repudiation issues associated with Internet purchasing. We believe starpay's security features and associated secure transaction technology are significantly more advanced and secure than any known technology in use today.

  starpay Features. starpay will be available in four distinct systems, all of which are patent pending and provide account features unavailable through conventional e-Commerce purchasing methods. These systems include: (i) a credit based purchasing system, (ii) a debit based purchasing system, (iii) a pre-paid based purchasing system, and (iv) a gift certificate and coupons system. In addition, the starpay security technology will serve as a springboard for an entire family of security products including user authentication and security access products.

  Review of starpay's Security Assessment. starpay engaged a consulting firm to perform a security assessment of its security technology and applied processes. The assessment compared and contrasted starpay's security protocol with the two industry primary "standard" protocols (SSL and SET) and provided a product level comparison with leading credit, debit and prepaid payment products. The "white paper"---titled "Protocol and Competitor Analysis"---was completed on April 6, 2000.

  Based upon its review of the document, starpay's management believes that its patent-pending payment system is the most
secure payment system available for use on the Internet.   The
starpay model significantly enhances the use of SSL by addressing all the noted security risks associated with SSL-based transactions and meets all the goals of a SET-based transaction without the use of SET's slow and costly high level cryptographic features. In summary, the starpay process provides significant security components to both the vendor and consumer, with a focus on ease of or transparent use to the vendor and the potential for absolute transaction security for the consumer. The "white paper" concludes that "the starpay process meets or exceeds the majority of all transaction qualities of the various (competing) Internet payment processes."

  Current Status of starpay Development and Funding. At this point starpay is still in the startup mode. The technology has been designed, but funding is needed to complete the programming and testing of all software, purchase and install the necessary hardware, add necessary personnel, negotiate strategic alliances and successfully launch the final product. starpay has engaged a consultant that specializes in Internet and e-Commerce and software development to assist in revising its Business Plan, and to assist in securing the necessary funding and in arranging strategic alliances. The revision to the Business Plan has just been completed.

  starpay believes that its patent-pending payment system is the most secure payment system available for use on the Internet. If starpay is successful in its fund raising and strategic alliance efforts, the e-Commerce Segment is expected to become a major contributor to the Company's future success. However, no assurance can be given that starpay will successfully commercialize its Internet payment system technology.

  Facilities. starpay occupies a small portion of the office space occupied by Beard at the Company's corporate headquarters located in Oklahoma City, Oklahoma.

  Market Demand and Competition. The e-Commerce industry is rapidly changing and highly competitive, and the e-Commerce Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise, customer service, capital available for product branding and the ability to react quickly to a constantly changing environment.

  Employees. As of December 31, 1999, the e-Commerce Segment utilized three of the Company's full time employees on a part time basis. One of such employees became a full time employee of starpay effective January 1, 2000.

  Financial Information.  Financial information about the e-
Commerce Segment is set forth in the Financial Statements.  See
Part II, Item 8---Financial Statements and Supplementary Data.


                               REGULATION

  General. The Company is subject to extensive regulation by federal, state, local, and foreign governmental authorities. The Company's operations in the United States, Mexico, and China are subject to political developments that the Company cannot accurately predict. Adverse policital developments and changes in current laws and regulations affecting the Company could dramatically impact the profitability of the Company's current and intended operations. More stringent regulations affecting the Company's coal reclamation activities or adverse changes in federal tax laws concerning the availability of Section 29 tax credits could adversely impact the profitability of the Company's future coal reclamation operations and the availability of those projects.

  Environmental and Worker Safety Matters. Federal, state, and local laws concerning the protection of the environment, human health, worker safety, natural resources, and wildlife affect virtually all the operations of the Company, especially its coal reclamation and environmental remediation activities. These laws affect the Company's profitability and increase the Company's exposure to third party claims.

  It is not possible to reliably estimate the amount or timing of the Company's future expenditures relating to environmental matters because of continually changing laws and regulations, and the nature of the Company's businesses. The Company cannot accurately predict the scope of environmental or worker safety legislation or regulations that will be enacted. The Company's cost to comply with newly enacted legislation or regulations affecting its business operations may require the Company to make material expenditures to comply with these laws. Although management believes that it has adequate reserves and insurance to address probable environmental contingencies, it is possible that those reserves and that coverage may be inadequate to satisfy future environmental liabilities.
As of this date, the Company is not aware of any environmental liability or claim that could reasonably be expected to have a material adverse effect upon its present financial condition.

                       OTHER CORPORATE ACTIVITIES

  Other Assets. Beard also has a number of other assets and investments which it is in the process of liquidating as opportunities materialize. Such assets consist primarily of drilling rigs and equipment, land and improvements, real estate limited partnerships in which the Company is a limited partner and other miscellaneous investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities. Beard's recorded value for these other assets is less than or equal to their estimated fair value.

  Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2000, at a current annual rental of $58,000. In addition, Beard's subsidiaries lease space at several locations as required to serve their respective needs.

  Employees. As of December 31, 1999, Beard employed 20 full time and five part time employees in all of its operations, including eight full time employees and five part time employees on the corporate staff.

(d) Financial information about foreign and domestic operations and export sales.

  See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2.   Properties.

  See Item 1(c) for a description of properties.

Item 3.   Legal Proceedings.

  Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, the Company is a plaintiff in a lawsuit where the Company's share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 1999. See "McElmo Dome Litigation" below.

  McElmo Dome Litigation. On August 14, 1997, the Company joined with other small working interest owners and royalty owners in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company ("Shell"), Shell Western E & P, Inc. ("SWEPI"), Mobil Producing Texas and New Mexico, Inc. ("Mobil") and Cortez Pipeline Company, a partnership ("Cortez").

  Plaintiffs in the litigation are small share CO2 working interest owners, CO2 royalty owners, CO2 overriding royalty interest owners and taxing authorities all of whom have contract or statutory interests in the value of the CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations at pages 10-12). Plaintiffs' complaint alleges damages against the defendants caused by defendants' wrongful determination of the value of CO2 produced from the Field and the corresponding wrongful underpayment to plaintiffs. The complaint further alleges that Shell and Mobil are (1) the dominant producers of CO2 from the Field; (2) partners owning defendant Cortez; (3) users of CO2 produced from the Field in west Texas for the production of crude oil; and that SWEPI is for all practical purposes the alter ego of Shell and thus liable to the same extent as Shell.

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

  From 1997 through 1999 the Company incurred legal expenses totaling $249,000 in connection with the suit. Because many of the plaintiffs in the class have elected not to fund all or part of their share of the costs involved (the "Nonparticipants"), the Company has incurred more than its share of such costs for which it is entitled to recover a bonus amount (exact amount to be determined by the Judge) before the Nonparticipants will back in for their share of any recovery. Plaintiffs' lawyers are handling the case on a contingency basis and will receive 50% of any settlement or judgment after deducting all out-of-pocket expenses.

  In addition, the Company has joined with several other plaintiffs in securing a $300,000 loan for the benefit of the plaintiff group to assist in meeting its current obligations. The Company provided a $75,000 certificate of deposit as collateral for one-fourth of the loan amount.

Item 4.   Submission of Matters to a Vote of Security Holders.

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                               PART II

Item 5.   Market for the Registrant's Common Equity and Related
	         Stockholder Matters.

(a)   Market information.

  The Company's common stock trades on the American Stock Exchanger ("ASE") under the ticker symbol BOC. The following table sets forth the high and low sales price for the Company's common stock, as reflected in the ASE monthly detail reports, for each full quarterly period within the two most recent fiscal years.

     1999                High           Low
     ----                ----           ---
Fourth quarter        $ 2-15/16       $ 1-3/4
Third quarter           4-1/4           2-1/2
Second quarter          3-7/8           3-1/8
First quarter           4-3/8           3-3/8

     1998                High           Low
     ----                ----           ---
Fourth quarter        $ 5-1/4         $ 3-1/4
Third quarter           5-15/16         4-1/2
Second quarter          5-1/4           4-5/8
First quarter           5-3/8           4-5/8

(b)   Holders.

As of February 29, 2000, the Company had 472 record holders of common stock.

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

  Item 6.  Selected Financial Data.

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 32 of this report.

                             1999         1998           1997         1996        1995
                             ----         ----           ----         ----        ----
                                  (in thousands, except per share data)
Statement of operations data:
 Revenues from continuing
  operations               $ 1,503       $ 9,246       $   575     $   377      $   419

 Interest income               228           400           183          12           13

 Interest expense             (170)         (964)         (134)        (62)          (4)

 Loss from continuing
  operations                (2,343)         (277)       (1,393)       (938)        (634)

 Earnings (loss) from
  discontinued operations   (1,056)<F1>   (3,580)<F2>   10,407<F3>     623<F4>      231

 Net earnings (loss)        (3,399)       (3,857)        9,014        (315)        (403)

 Net earnings (loss)
  attributable to
  common shareholders       (3,399)       (3,857)        5,225        (315)        (454)

 Net earnings (loss) per share -
  basic and diluted:
   Loss from continuing
    operations               (0.96)        (0.11)        (0.50)      (0.34)       (0.24)
   Net earnings (loss)       (1.39)        (1.52)         1.86       (0.11)       (0.17)

Balance sheet data:
 Working capital               572         4,994         9,924       1,745        1,989

 Total assets                6,804        37,337        20,952      16,473       14,615

 Long-term debt
  (excluding current
  maturities)                   13        25,780           519       2,911        1,454

 Redeemable preferred stock    889           889           889       1,200        1,200

 Total common shareholders'
  equity                     4,666         8,387        12,433       8,656        8,788
________

<F1> In December 1999, the Management Committee of North American Brine
discontinue the business and dispose of its assets. Beard has a 40% ownership interest in NABR, which is accounted for under the equity method and represented Beard's entire brine extraction/iodine manufacturing segment operations. Beard's share of NABR's operating results have been reported as discontinued for all periods presented. (See note 4 of notes to financial statements).

<F2> In August 1998 Beard adopted a plan to discontinue the Other E/S
Operations. In April 1999 Beard adopted a plan to discontinue its interstate travel facilities ("ITF") segment. The results of operations and estimated losses to discontinue the Other E/S Operations and the ITF segment, including an estimated loss on disposition, were reported as discontinued operations in 1998 and for all prior years. (See note 4 of notes to financial statements).

<F3> Beard sold the business and substantially all of the assets of
Carbonic Reserves, an 85%-owned subsidiary, in 1997 with the results of such operations, including the 1997 gain on sale, reported as discontinued operations in 1997 and for all prior years.
(See note 4 of notes to financial statements).

<F4> In January 1997 Beard adopted a plan to dispose of the assets of its real estate construction and development segment. The results of the segment, including an estimated loss on disposition, were reported as discontinued operations in 1996 and for all prior years. (See note 4 of notes to financial statements).

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

Overview
--------

  General. In 1999 the Company operated within the following operating segments: (1) the Coal Reclamation ("Coal") Segment,
(2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, (4) the Environmental Remediation ("ER") Segment, (5) the Natural Gas Well Servicing ("WS") Segment, and (6) the e-Commerce ("e-Commerce") Segment.

  The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing (i) the sale of coal equipment, (ii) environmental opportunities, (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The ER Segment consists of services to remediate polycyclic aromatic hydrocarbon contamination. The WS Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five of them custom fabricated for use on a trial basis. The e-Commerce Segment consists of a subsidiary which is in the process of developing and executing an Internet payment system.

  The Company's continuing operations reflect losses of $2,343,000, $277,000 and $1,393,000 in 1999, 1998 and 1997,
respectively. In October of 1997 the Company sold the business and substantially all of the assets involved in the manufacture and sale of dry ice (solid CO2), taking advantage of an extremely favorable offer which it had received for the business. In August of 1998 Beard's Board of Directors approved a plan to restructure the Company's environmental/resource recovery ("E/RR") Segment. As a result, the coal reclamation activities conducted by Beard Technologies, Inc. ("BTI") and Beard Sino-American Resources Co., Inc. ("BSAR") are now included in the Coal and China Segments of the Company, respectively. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment. As part of the restructure, the other environmental services operations (the "Other E/S Operations") previously conducted by Whitetail Services, Inc., Horizontal Drilling Technologies, Inc. and Incorporated Tank Systems were discontinued.

  In April 1999 the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment and entered into agreements with ITF and its minority shareholders to transfer control of ITF to the minority shareholders. The discontinuation of ITF was accounted for as of December 31, 1998. In September 1999 the Company entered into revised agreements with the minority shareholders which resulted in the disposition of a majority of the assets owned by the segment for (i) the release of certificates of deposit in the amount of $327,000, (ii) assumption of debt in the amount of $2,149,000 and accounts payable of $126,000, and (iii) the cancellation of $440,000 of debt and accrued interest to the minority shareholders. The sale closed on November 18, 1999. Operating results for the ITF Segment have been reported as discontinued in the accompanying statements of operations (see Note 4 to the financial statements). Included in the 1998 operating results was a $1,603,000 estimated loss from the discontinuation of the ITF Segment, including an estimated $347,000 for the operating losses expected to be incurred by ITF prior to the final disposition of its assets. ITF's operating losses for 1999 were $567,000. $347,000 of such losses were charged against the loss accrual recorded in 1998 with the remaining $220,000 reflected in loss from discontinued operations in the 1999 statement of operations. Beard also recorded an additional $214,000 loss from discontinued operations in the fourth quarter of 1999: $180,000 of the loss represents anticipated operating losses of ITF from December 31, 1999 through the anticipated disposal date of the remaining assets and $34,000 of the loss represents additional reduction in the estimated realizable values of the remaining assets as of December 31, 1999.

  In December 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to discontinue the business which previously comprised the Company's BE/IM Segment. Because the Company owns only 40% of NABR, it is not a consolidated entity, and accordingly its operations had previously been accounted for as an equity investment. Included in the 1999 operating results of discontinued operations is a $540,000 loss which represents Beard's share of the $1,350,000 loss NABR estimated it would incur from the discontinuation of operations. $778,000 of NABR's loss represents the difference in the estimated amounts to be received from disposing of its assets and the assets' recorded values as of December 31, 1999.
$572,000 of the loss represents anticipated operating losses through April 2000 (the date operations are expected to cease) and costs of ceasing operations. Beard's share of NABR's operating results were $82,000 and $296,000 of losses in 1999 and 1998, respectively, and $105,000 of income in 1997, which are reported as discontinued operations. See Note 4 to the financial statements.

  The Company is now focusing its primary attention on the Coal and China Segments, along with its new e-Commerce Segment, which it believes have the greatest potential for growth and profitability.

  The Company has other operations, including various assets and investments that it has been liquidating as opportunities have materialized.

  The results of operations for 1999 were severely impacted by the termination of a major contract. Since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. Termination of the contracts was the primary factor that resulted in the Coal Segment's reporting only $953,000 of revenues and a $508,000 operating loss in 1999. Such contracts accounted for all of the Segment's $8,585,000 of revenues and $1,678,000 of operating profit in 1998. The CO2 Segment had a $170,000 reduction in its operating profit versus 1998 reflecting decreased CO2 production and demand. The China Segment generated no revenues, but incurred $279,000 of selling, general and administrative expenses related to its continuing startup activities. The ER Segment reflected a $93,000 increase in operating losses as a result of increased staffing and SG&A expenses as it stepped up its marketing efforts. The WS Segment had $82,000 in revenues and a loss of $213,000 as it started a new subsidiary in the fourth quarter engaged in the rental of sand separators to a customer in northeastern Mexico. Additionally, this segment incurred a loss of $229,000 in 1999 compared to a loss of $35,000 in 1998, its initial year, from its equity investee which provides natural gas well testing services in northeastern Mexico. The e-Commerce Segment generated no revenues but incurred $129,000 of SG&A expenses related to its startup activities. The operating loss from corporate activities at the parent company level decreased $78,000 from 1998 reflecting primarily the allocation of salaries and expenses to the e-Commerce Segment.

  The results of operations for 1998 reflected improved operating margins from 1997 in the Coal Segment. The Segment had a significant increase in revenues as a result of a contract to operate six coal projects in the eastern United States, which was partially offset by increased expenses due to increased staffing and increased expenditures for chemicals and supplies to operate the six facilities. The CO2 Segment showed a $198,000 improvement in operating margins in 1998 compared to 1997 reflecting increased CO2 production. The China Segment generated no revenues, but incurred $277,000 of selling, general and administrative expenses related to its startup activities. The ER Segment reflected a $115,000 increase in operating losses in 1998 from 1997 as a result of increased staffing and SG&A expenses as it stepped up its marketing efforts. Corporate activities at the parent company level reflected (i) increased staffing; (ii) higher health care and fringe benefit costs; and
(iii) higher legal costs associated with the McElmo Dome litigation.


Liquidity and capital resources
-------------------------------

  Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used in) operations during 1999, 1998, and 1997 were $(1,709,000), $(854,000) and $312,000, respectively, while capital additions from continuing operations were $1,392,000, $24,175,000 and $154,000, respectively, as indicated in the table below:

                            1999        1998         1997
                            ----        ----         ----
     Coal               $ 1,135,000  $24,072,000  $        -
     Carbon dioxide          10,000       41,000     147,000
     Natural gas well
      servicing             216,000            -           -
     Environmental
      remediation                 -        6,000       3,000
     e-Commerce                   -            -           -
     Other                   31,000       56,000       4,000
                        ------------------------------------
     Total              $ 1,392,000  $24,175,000  $  154,000
                        ====================================

  Capital additions in the discontinued solid CO2 segment were $934,000 in 1997. Seller-provided financing and other debt obligations provided $86,000 of the funds for such capital investments.

  Capital additions in the discontinued Other E/S Operations were $143,000, and $515,000 for 1998 and 1997, respectively.
Seller-provided financing and other debt obligations provided
$20,000 of the funds for such capital investments.

  Capital additions in the discontinued ITF segment were $59,000 and $3,891,000 in 1999 and 1998, respectively. Seller-provided financing and other debt obligations provided $2,319,000 of the funds for such capital investments in 1998.

  The Company's 2000 capital expenditure budget has tentatively been set at $5,736,000. Presently anticipated capital expenditures include $5,531,000 for the Coal Segment and $205,000 for the WS Segment. Capital expenditures are targeted for two reclamation facilities on which definitive agreements are being finalized as of March 31, 2000. Such expenditures are expected to be funded by equipment lease financing and other debt obligations.

  Liquidity. The sale of Carbonic Reserves in October of 1997 provided the Company with significant liquid resources. However, at year-end 1999 such funds had been substantially utilized. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas and for the services provided by the Company's new WS operations, private and governmental demand for environmental remediation services and demand for the sale of coal equipment and for the Company's environmental and technology services in China.

  During 1999 the Company reduced its working capital by $4,422,000 from $4,994,000 at year-end 1998. $1,135,000 was used by the Coal Segment to purchase the major portion of one of the coal fines recovery plants for which agreements are now being finalized. $508,000 was used to fund the operating loss of the Coal Segment. $552,000 of the decrease resulted from additional capital contributions of $301,000 and net advances of $251,000 to the Company's well testing venture in Mexico. In addition, the Company loaned a net amount of $486,000 to its partner which operates the joint venture to fund a portion of its investment. $213,000 was used to fund the startup of the new natural gas well servicing operations. $326,000 was used to purchase treasury stock in the first eight months of the year. $400,000 was used to fund the discontinued operations of the ITF Segment.
$317,000, $279,000 and $129,000, respectively, were used to fund the startup activities of the E/R, China and e-Commerce Segments.

  Nonetheless, at December 31, 1999, the Company remained in a positive working capital position with working capital of $572,000, including $767,000 of cash and cash equivalents, and a current ratio of 1.46 to 1.

  Despite the fact that the Company has had losses from continuing operations for the past five years, it has generated total net earnings of $1,040,000 during such period. The last two years have been particularly disappointing as the Company has generated net losses totaling $7,256,000, including losses from continuing operations totaling $2,620,000. Termination of the MCN Projects was especially discouraging since it came at a time when the Coal Segment had just established itself as the world's largest operator of coal reclamation facilities. Our entry into the interstate travel business was a major mistake, but those problems are now behind us and the disposition of the remaining assets is expected to generate cash for us going forward.
Results of the iodine business have also impacted earnings the last two years---and again---those problems are now behind us and the disposition of its assets is expected to generate cash for us this year.

  The Company's principal business is coal reclamation, and this is where management's attention is primarily focused. Although there is no absolute assurance that the letters of intent for two major coal projects will be finalized into definitive agreements we strongly believe this will occur. Meanwhile, we have taken steps to bolster the Company's liquidity and working capital until these or other contracts can be formalized. The Company has replaced its $650,000 bank credit line with a $300,000 credit line at a different bank. We have also executed a $1,000,000 line of credit with a related party to provide working capital while the coal contracts are being finalized. We believe this $1.3 million of financing will be sufficient to fund the Company's operations until the new projects are underway. In addition, the Company is attempting to dispose of the assets from the discontinued ITF and BE/IM Segments and can sell certain other assets to generate cash if necessary.

  At the same time, we are pursuing two avenues of project financing. The first traunch consists of: (i) $2 million of equipment lease financing for the first coal project, backed by a $1 million letter of credit, coupled with (ii) $1 million of senior debt and (iii) warrants to purchase Beard common stock. This traunch, which will enable us to proceed with purchasing the balance of the equipment for the first project just as soon as the final agreements are signed, may also include a takeout provision. However, there is no assurance that the financing will be secured. The second traunch will consist of $5 to $7 million of senior debt or senior participating preferred to finance the second coal project and take out the first financing if desired. We are having discussions with an investment banking firm that has indicated they can have the second financing closed within four months. However, there is no assurance this financing will occur.

  Selected liquidity highlights for the Company for the past three years are summarized below:

                                      1999        1998        1997
                                      ----        ----        ----
Cash and cash equivalents           $767,000   $5,190,000  $13,955,000
Accounts and other receivables, net  480,000    1,386,000    2,654,000
Inventory                            103,000      365,000      227,000
Trade accounts payable               262,000      677,000      533,000
Current maturities of long-term debt  17,000      119,000      136,000
Long-term debt (1)                    13,000   25,780,000      519,000
Working capital                      572,000    4,994,000    9,924,000
Current ratio                      1.46 to 1    3.19 to 1    2.42 to 1
Net cash provided by (used in)
 operations                       (1,709,000)    (854,000)     312,000
__________

(1) On March 19, 1999, the Company terminated certain debt agreements that resulted in the removal of $23,053,000 of debt from the its balance sheet. On November 18, 1999, the Company disposed of most of the assets of its ITF Segment, resulting in the removal of $2,563,000 of debt from the Company's balance sheet.

  In 1999, the Company had negative cash flow of $4,423,000.
Operations of the Coal, E/R, W/S, China and e-Commerce Segments resulted in cash outflows of $1,446,000. (See "Results of operations---Other activities" below).

  The Company's investing activities used cash of $2,134,000 in 1999. Acquisitions of property, plant and equipment primarily related to the Company's Coal Segment accounted for $1,445,000 of the cash outflow, while (i) investments in and (ii) loans to a partner in the W/S Segment accounted for $1,038,000. Net distributions from the Company's investment in Cibola provided $308,000 in cash.

  The Company's financing activities utilized cash flows of $580,000 in 1999. The Company utilized $326,000 to repurchase
86,275 shares of its common stock, and $253,000 for payments on lines of credit and term notes.

  At year-end 1999 the Company had $575,000 of credit available under the parent company's $650,000 bank line of credit.
However, the Company is allowing this credit line to expire on April 30, 2000 and has replaced it with a $300,000 line of credit at a new bank. At April 1, 2000, the Company had $225,000 of credit available under the new credit line. At April 3, 2000 the Company also had $1,000,000 of credit from a related party available which bears interest at 10% until maturity at July 2, 2001. The Company believes that available cash and available borrowings under its lines of credit will be adequate to meet the Company's liquidity needs, including anticipated requirements for working capital, until the $7,000,000 of financing currently being pursued has been finalized and is in place.

  Effect of Recent Developments on Liquidity. The Company had a significant improvement in its debt ratios in 1999. The termination of the MCNIC coal fines debt agreements effective as of January 31, 1999, resulted in the removal of $23,053,000 of debt and a corresponding amount of property, plant and equipment from the Company's balance sheet. Such debt had been reflected as a long-term obligation on the December 31, 1998 balance sheet. The sale of a majority of the assets of the ITF Segment on November 18, 1999 resulted in the removal of $2,563,000 of additional debt from the Company's balance sheet. Primarily as a result of these two events, the Company's debt-to-equity ratio, which stood at 3.09 to l at year-end 1998, had been reduced to
0.01 to 1 at year-end 1999, with a total of only $30,000 of consolidated debt outstanding. (See "Coal Reclamation Activities- --The MCN Projects" and "Discontinued Operations---ITF" in Part
I, Item 1).

  On the negative side, it is important to note that revenues from the MCN Projects accounted for 63.4% and 92.9% of the Company's revenues from continuing operations in calendar years 1999 and 1998, respectively. The termination of the MCNIC operating agreements had a material detrimental effect upon the Company's profitability during the last 11 months of 1999, and will continue to have a severe negative impact until the new operating contracts currently being finalized have been executed and the two projects involved have started to generate positive cash flow. We currently anticipate that the first of the two projects will start producing coal in August 2000 and start generating positive cash flow in November 2000. The second project is targeted to commence production in December 2000 and achieve positive cash flow in March 2001.

  It should be noted that, although letters of intent for the two projects have been executed, the definitive agreements have not yet been finalized nor executed. Once such agreements have been executed, the Company must then be able to successfully conclude the $7 million of financing that it is currently pursuing to fund the additional equipment and working capital required to bring the projects to a successful conclusion. The Company believes that the contracts for the projects will be finalized and executed, and that it will be successful in its funding efforts. However, there is no assurance that such events will occur.

  The Coal Segment is working on several other projects, in addition to the two projects for which contracts are now being finalized, all of which have the potential for good prospective return on investment. The Company's ability to finance such projects will be limited by its success in arranging suitable financing or equipment leasing facilities.

  Effect of Reorganization on Liquidity. Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions (see note 5 to the financial statements).

Results of operations
---------------------

  General. The period from 1997 to 1999 has been a time of transition for the Company. Following the Restructure in 1993, the Company shifted its attention to the management of its non-oil and gas investments. During this period the Company divested itself of its real estate construction and development activities in January 1997, sold its dry ice manufacturing and distribution business in October 1997, and restructured its E/RR Segment, shifting the principal focus to coal reclamation and discontinuing most of its environmental services activities. The Company also made a brief and unsuccessful foray into the interstate travel business in 1998, which it discontinued in April 1999. The Management Committee directing the operations of a 40%-owned joint venture engaged in the extraction, production and sale of crude iodine decided to discontinue operations of the joint venture in December 1999. As a result, the corporate staff is now focusing most of its attention on the management of the Coal, China and WS Segments, together with the Company's new e-Commerce Segment, which we believe hold the greatest potential for future growth and profits. The CO2 Segment's operating results remain profitable; the degree of profitability primarily reflecting changes in demand due to fluctuations in oil pricing. The China and WS Segments are experiencing the normal problems and delays encountered when starting new businesses in foreign countries. In addition, the Company continues to liquidate assets no longer in line with the Company's strategic objectives. Operating profit (loss) for the last three years for the Company's remaining principal operating segments which the Company controls is set forth below:

                                    1999      1998         1997
                                    ----      ----         ----
Operating profit (loss):
     Coal reclamation           $(508,000) $1,678,000   $(282,000)
     Carbon dioxide               296,000     466,000     268,000
     China                       (279,000)   (277,000)          -
     Environmental remediation   (317,000)   (224,000)   (109,000)
     Natural gas well servicing  (213,000)          -           -
     e-Commerce                  (129,000)          -           -
                               ----------------------------------
            Subtotal           (1,150,000)  1,643,000    (123,000)
     Other - principally
      corporate                (1,324,000) (1,402,000) (1,188,000)
                               ----------------------------------
            Total             $(2,474,000)   $241,000 $(1,311,000)
                               ==================================

  Following is a discussion of results of operations for the three-year period ended December 31, 1999.

  Coal reclamation. As a result of the recent change of direction, the Company has focused its primary attention on coal reclamation. In January 1999, BTI completed a 10-month contract as the operator of coal waste recovery projects (the "MCN Projects") located at six sites in three states in the eastern U.S. Now that such contracts have been terminated (see "Coal Reclamation Activities---The MCN Projects" in Part I, Item 1), BTI is again pursuing coal recovery projects where it will serve as either owner or operator.

  The MCN Projects generated 84% and 100% of the Coal Segment's 1999 and 1998 revenues, respectively. Operating revenues in this segment were $953,000, $8,585,000 and $1,000 in 1999, 1998 and
1997, respectively, with the sharp increase in 1998 reflecting the impact of the MCN Projects. In 1997 BTI had focused its efforts on marketing its M/C Technology, and its only revenues were derived from consulting services. Operating costs decreased to $1,064,000 in 1999 from $5,110,000 in 1998, which was an increase from $120,000 in 1997. SG&A expenses decreased to $204,000 in 1999 from $985,000 in 1998, which was an increase from $154,000 in 1997. The fluctuations in costs in 1999 and 1998 reflect the effect of the termination of the MCN Projects in 1999 and the buildup of such costs in 1998. The segment produced an operating loss of $508,000 in 1999 versus an operating profit of $1,678,000 in 1998 and an operating loss of $282,000 in 1997, again reflecting the effect of the MCN Projects.

  Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment were $418,000, $616,000 and $503,000 in 1999, 1998 and
1997, respectively, while operating profits totaled $296,000, $466,000 and $268,000, respectively, for the three years. CO2 net sales volumes were 1,536,000, 2,187,000 Mcf and 1,617,000 Mcf in 1999, 1998 and 1997, respectively. The decrease in revenues and operating profits in 1999 compared to 1998 reflect the decreased demand for CO2 as a result of the severe deterioration in oil prices in late 1998 and early 1999 and the resultant decreased demand for CO2 used for tertiary oil recovery. The increase in operating profits in 1998 compared to 1997 was primarily the result of a 570,000 Mcf increase in sales volume for 1998 compared to 1997 resulting from the successful development program commenced in 1996 by the operator of the McElmo Dome field.

  China. In 1998 the Company activated Beard Sino-American Resources Co., Inc. ("BSAR") to pursue coal reclamation opportunities in China utilizing BTI's patented M/C Technology in China. Due to changes in the political and business environment in China, BSAR shifted its direction in 1999. Coal reclamation activities have been put on hold and BSAR is now focusing on the sale of coal equipment, environmental technology and other technical services. BSAR had no revenues in 1999 or 1998, and recorded $279,000 and $277,000 of SG&A expenses, respectively, in 1999 and 1998 while pursuing its various marketing efforts.

  Environmental remediation. This subsidiary was added in 1997 and utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of PAH contamination. This is essentially still a startup operation, having generated no revenues in 1999, and only $8,000 and $13,000 of revenues in 1998 and 1997, respectively. The segment produced an operating loss of $317,000 in 1999, $224,000 in 1998 and $109,000 in 1997,
reflecting the sharp increase in SG&A expenses as the segment stepped up its level of marketing activities each year.

  Natural gas well servicing. In late 1998 the Company invested in a 50%-owned subsidiary, ITS-Testco, L.L.C., which conducts natural gas well testing operations in Mexico through a wholly-owned subsidiary, Testco Inc. de Mexico, S.A. de C.V.; the operations of these entities are not consolidated since the LLC is managed by our 50% partner. The Company recorded $229,000 and $35,000 in 1999 and 1998, respectively, as its share of the LLC's losses. In late 1999, the Company formed a 100%-owned subsidiary, ITS. Inc., which designed a proprietary sand separator for use in Mexico through its wholly-owned subsidiary, Incorporated Tank Systems de Mexico, S.A. de C.V. This consolidated subsidiary generated $82,000 and $56,000 of revenues and costs, respectively, in 1999. The WS Segment also incurred $223,000 of SG&A expenses in 1999 resulting from the Company's continued pursuit of natural gas well servicing opportunities in Mexico.

  e-Commerce. In early 1999, the Company began developing its proprietary concept for an Internet payment system. The $129,000 operating loss reflected for 1999 relates solely to the SG&A expenses incurred to date in the initial phases of developing the technology.

  Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $1,324,000 in 1999, $1,402,000 in 1998 and $1,188,000 in 1997.
The operating loss decreased $78,000 in 1999 compared to 1998 as a portion of the SG&A expenses incurred were allocated to the e-Commerce Segment for the development of the starpay Internet payment system. Additionally, the year 1999 saw the Company incur markedly lower benefit expenses while incurring slightly higher legal expenses as the Company continued to pursue the CO2 litigation. A higher level of general and administrative expenses impacted the bottom line in 1998 as the Company continued its pursuit of additional business opportunities. In 1997, the parent company also incurred an impairment loss of $171,000 relating to underutilized land remaining from the 1993 Restructure (see note 5 to the financial statements).

  Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased to $1.9 million in 1999 from $2.4 million in 1998 which had increased from $1.3 million in 1997. Most of the sharp fluctuation was attributable to the Coal Segment, which incurred SG&A expense of $204,000, $985,000 and $154,000 in 1999, 1998 and 1997,
respectively. The large increase in 1998 was due to the increased staffing and operations required to meet the demands of the MCN Projects. SG&A expense incurred by the China Segment during 1999 increased to $279,000 from $277,000 in 1998 and none in 1997. SG&A expense incurred by the ER Segment during 1999 increased to $87,000 from $42,000 in 1998 and $23,000 in 1997.
The WS Segment incurred $223,000 of SG&A expenses as it continued to pursue new opportunities in Mexico. e-Commerce and other corporate SG&A decreased to $1,122,000 in 1999 from $1,096,000 in 1998 which had increased from $1,120,000 in 1997 as the Company's reductions in benefits and other costs incurred were partially offset by expenses to pursue investment opportunities that failed to materialize.

  Depreciation, depletion and amortization. The Company's depreciation, depletion and amortization expenses decreased 59% in 1999 from 1998, while such expenses increased 1,452% in 1998 over 1997's expense. The fluctuations in DD&A expense for 1999 and 1998 were primarily attributable to the significantly higher depreciable basis of the assets in the Coal Segment during the period that such assets were owned in connection with the MCN Projects.

  Interest income. Interest income increased from $183,000 in 1997 to $400,000 in 1998 and decreased to $228,000 in 1999. The increase in 1998 compared to 1997 is a result of the increased investment in commercial paper purchased with the cash from the sale, in October 1997, of the assets of the discontinued solid CO2 segment. The decrease in 1999 from the amount realized in 1998 reflects the decreased amount available to invest as cash was used to fund other investments and operations.

  Interest expense. Interest expense increased from $134,000 in 1997 to $964,000 in 1998 and decreased to $170,000 in 1999. The sharp increase in 1998 reflects the higher level of debt incurred by the Coal Segment to fund the acquisition of equipment for the MCN Projects in such year. The sharp decrease in 1999 reflects the Coal Segment being relieved of such indebtedness as of January 31, 1999.

  Equity in earnings of unconsolidated affiliates.  The
Company's share of the operating loss of its 50%-owned natural gas well testing investee was $229,000. The losses resulted from startup and interest costs. Offsetting the Company's share of the losses of ITS-Testco, L. L. C. was the Company's share of the earnings of Cibola Corporation ("Cibola"). Although the Company owns 80% of the common stock of Cibola Corporation, it does not have operating or financial control of this gas marketing subsidiary. Cibola, formed in April of 1996, contributed $308,000, $274,000, and $185,000 of pre-tax net income to the
Company for fiscal years 1999, 1998 and 1997, respectively, pursuant to a tax sharing agreement.

  Gain on sale of assets. The gain on the sale of assets of $56,000 in 1999, $8,000 in 1998 and $55,000 in 1997. Such gains reflected proceeds from the sale of certain assets that are in the process of being liquidated.

  Impairment of investments and other assets. In 1999, 1998 and 1997 the Company recognized $110,000, $154,000, and $328,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

  Income taxes. The Company has approximately $58.2 million of net operating loss carryforwards, investment tax credits, and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards before they begin to expire in 2004, or of its remaining investment tax credit carryforwards which completely expire in 2000. At December 31, 1999 and 1998, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes of $48,000, $100,000 and $40,000 for 1999, 1998 and 1997, respectively. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

  Discontinued operations. In December 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to discontinue the business which previously comprised the Company's BE/IM Segment. Because the Company owns only 40% of NABR, it is not a consolidated entity, and accordingly its operations had previously been accounted for as an equity investment. Included in the 1999 operating results is a $540,000 loss which represents Beard's share of the $1,350,000 loss NABR estimated it would incur from the discontinuation of operations. $778,000 of NABR's loss represents the difference in the estimated amounts to be received from disposing of its assets and the assets' recorded values as of December 31, 1999. $572,000 of the loss represents anticipated operating losses through April 2000 (the date operations are expected to cease) and costs of ceasing operations. Beard's share of NABR's operating results were $82,000 and $296,000 of losses in 1999 and 1998, respectively, and $105,000 of income in 1997, which are reported as discontinued. See Note 4 to the financial statements.

  In April 1999 the Company's Board of Directors adopted a formal plan to discontinue its ITF Segment and entered into agreements with ITF and its minority shareholders to transfer control of ITF to the minority shareholders. The discontinuation of ITF was accounted for as of December 31, 1998. In September 1999 the Company entered into revised agreements with the minority shareholders which resulted in the disposition of a majority of the assets owned by the segment for (i) the release of certificates of deposit in the amount of $327,000, (ii) assumption of debt in the amount of $2,149,000 and accounts payable of $126,000, and (iii) the cancellation of $440,000 of debt and accrued interest to the minority shareholders. The sale closed on November 18, 1999. Operating results for the ITF Segment have been reported as discontinued in the accompanying statements of operations (see Note 4 to the financial statements). Included in the 1998 operating results was a $1,603,000 estimated loss from the discontinuation of the ITF Segment, including an estimated $347,000 for the operating losses expected to be incurred by ITF prior to the final disposition of its assets. ITF's operating losses for 1999 were $567,000. $347,000 of such losses were charged against the loss accrual recorded in 1998 with the remaining $220,000 reflected in loss from discontinued operations in the 1999 statement of operations. Beard also recorded an additional $214,000 loss in the fourth quarter of 1999: $180,000 of the loss represents anticipated operating losses of ITF from December 31, 1999 through the anticipated disposal date of the remaining assets; $34,000 of the loss represents a reduction in the estimated realizable values of the remaining assets as of December 31, 1999.

  In August of 1998 the Company's Board of Directors adopted a plan to restructure the E/RR Segment and to discontinue the Other E/S Operations. Losses from the discontinued Other E/S Operations were $424,000 and $1,140,000 in 1998 and 1997, respectively. Included in the accompanying statements of operations for the year ended December 31, 1998, is a $684,000 estimated loss expected from the discontinuation of the Other E/S Operations. $749,000 of the net loss represents the difference in the estimated amounts to be received from disposing of the Other E/S Operations assets and the assets' recorded values as of June 30, 1998. $689,000 of this loss was recorded in June 1998 and $60,000 of the loss was recorded in December 1998 upon the Company's review of the estimated realizable values of the remaining assets. $300,000 of the loss represents anticipated operating losses until disposal has been completed. Offsetting the expected losses is a $365,000 gain from early extinguishment of an obligation to the former owner of HDT. The gain represents the amount of the discounted obligation as of June 30, 1998. At December 31, 1999, the significant assets related to the Other E/S Operations consist primarily of equipment with a recorded value of $160,000. The significant liabilities related to the Other E/S Operations consist of accrued expenses totaling $20,000.

  In October of 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%- owned subsidiary engaged in the manufacture of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000. The gain on the sale was $11,014,000 after deducting income taxes of $522,000. During the third quarter of 1998, the Company determined that it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the asset sale by $168,000. As of December 31, 1999, the solid CO2 segment had no significant assets. The significant liabilities of the solid CO2 segment consisted of accrued employee severance compensation of $155,000. Revenues and earnings applicable to the discontinued operations of Carbonic Reserves were $11,071,000 and $428,000 in 1997, respectively.

  Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under "Liquidity and Capital Resources --- Effect of Recent Developments on Liquidity" contained in this Item 7.

Impact of Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July, 1999, that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2000, and such adoption is not expected to have a material impact on the Company's financial position or future results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

  At December 31, 1999, the Company had notes receivable of $836,000 and long-term debt of $30,000. The notes receivable and long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. At December 31, 1999, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by less than $1,000.

     The Company has no other market risk sensitive instruments.


Item 8.  Financial Statements and Supplementary Data



                    The Beard Company and Subsidiaries
                      Index to Financial Statements
                 Forming a Part of Form 10-K Annual Report
                 to the Securities and Exchange Commission

                                                              Page Number

Independent Auditors' Report

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998

  Statements of Operations, Years ended December 31, 1999, 1998 and 1997

  Statements of Shareholders' Equity, Years ended December 31,
  1999, 1998 and 1997

  Statements of Cash Flows, Years ended December 31, 1999, 1998 and 1997

  Notes to Financial Statements, December 31, 1999, 1998 and 1997

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                          KPMG LLP

Oklahoma City, Oklahoma
April 7, 2000

                  THE BEARD COMPANY AND SUBSIDIARIES
                             Balance Sheets
                                      December 31,    December 31,
  Assets                                   1999         1998
  ------                              ------------    ------------
Current assets:
 Cash and cash equivalents             $   767,000     $ 5,190,000
 Investments (note 6)                      280,000               -
 Accounts receivable, less allowance
  for doubtful receivables of $13,000
  in 1999 and $69,000 in 1998              480,000       1,386,000
 Inventory                                 103,000         365,000
 Prepaid expenses and other assets          98,000         277,000
 Current portion of notes receivable
  (note 7)                                  80,000          57,000
                                       -----------     -----------
  Total current assets                   1,808,000       7,275,000
                                       -----------     -----------

 Notes receivable (note 7)                 756,000         300,000
 Investments and other assets (note 6)   1,324,000       1,941,000
 Property, plant and equipment, at
  cost (note 8)                          6,879,000      32,921,000
  Less accumulated depreciation,
   depletion and amortization            3,987,000       5,139,000
                                       -----------     -----------
  Net property, plant and
   equipment                             2,892,000      27,782,000
                                       -----------     -----------

 Intangible assets, at cost (note 9)        25,000         167,000
  Less accumulated amortization              1,000         128,000
                                       -----------     -----------
Net intangible assets                       24,000          39,000
                                       -----------     -----------
                                       $ 6,804,000     $37,337,000
                                       ===========     ===========
	 Liabilities and Shareholders' Equity
	 ------------------------------------
Current Liabilities:
 Trade accounts payable                $   262,000     $   677,000
 Accrued expenses (note 4)                 869,000       1,385,000
 Income taxes payable (note 12)             88,000         100,000
 Current maturities of long-term debt
  (note 10)                                 17,000         119,000
                                       -----------     -----------
  Total current liabilities              1,236,000       2,281,000
                                       -----------     -----------
Long-term debt less current maturities
 (note 10)                                  13,000      25,780,000
Redeemable preferred stock of $100
 stated value; 5,000,000 shares
 authorized; 27,838 shares issued
 and outstanding in 1999 and 1998
 (note 5)                                  889,000         889,000
Common shareholders' equity:
 Common stock of $.001 par value per
  share; 10,000,000 shares authorized;
  2,832,129 shares issued and outstanding
  in 1999 and 1998                           3,000           3,000
 Capital in excess of par value         37,723,000      37,747,000
  Accumulated deficit                  (31,218,000)    (27,819,000)
  Accumulated other comprehensive income     4,000               -
  Treasury stock, 393,405 and 310,890
   shares, at cost in 1999 and 1998,
   respectively                         (1,846,000)     (1,544,000)
                                       -----------     -----------
  Total common shareholders'equity       4,666,000       8,387,000
                                       -----------     -----------
Commitments and contingencies (notes
 5, 11, and 15)
                                       $ 6,804,000     $37,337,000
                                       ===========     ===========

See accompanying notes to financial statements.

                   THE BEARD COMPANY AND SUBSIDIARIES
                         Statement of Operations
                                       Year Ended December 31,
                                       -----------------------
                                    1999         1998         1997
                                    ----         ----         ----
Revenues:
    Coal reclamation            $    953,000  $ 8,585,000  $      1,000
    Carbon dioxide                   418,000      616,000       503,000
    China                                  -            -             -
    Environmental remediation              -        8,000        13,000
    Natural gas well servicing        82,000            -             -
    e-Commerce                             -            -             -
    Other                             50,000       37,000        58,000
                                ------------  -----------  ------------
                                   1,503,000    9,246,000       575,000
                                ------------  -----------  ------------
Expenses:
    Coal reclamation               1,064,000    5,110,000       120,000
    Carbon dioxide                    89,000      119,000       103,000
    China                            279,000      277,000             -
    Environmental remediation        184,000      185,000        96,000
    Natural gas well servicing        56,000            -             -
    Selling, general and
     administrative                1,915,000    2,400,000     1,297,000
    Depreciation, depletion and
     amortization                    354,000      869,000        56,000
    Impairment of long-lived assets
     (notes 1 and 17)                      -            -       171,000
    Other                             36,000       45,000        43,000
                                ------------  -----------  ------------
                                   3,977,000    9,005,000     1,886,000
                                ------------  -----------  ------------
Operating profit (loss):
    Coal reclamation                (508,000)   1,678,000      (282,000)
    Carbon dioxide                   296,000      466,000       268,000
    China                           (279,000)    (277,000)            -
    Environmental remediation       (317,000)    (224,000)     (109,000)
    Natural gas well servicing      (213,000)           -             -
    e-Commerce                      (129,000)           -             -
    Other, principally corporate  (1,324,000)  (1,402,000)   (1,188,000)
                                ------------  -----------  ------------
                                  (2,474,000)     241,000    (1,311,000)
Other income (expense):
    Interest income                  228,000      400,000       183,000
    Interest expense                (170,000)    (964,000)     (134,000)
    Equity in earnings of
     unconsolidated affiliates        80,000      225,000       169,000
    Gain on sale of assets            56,000        8,000        55,000
    Impairment of investments and
     other assets (notes 1 and 17)  (110,000)    (154,000)     (328,000)
    Other                             95,000       67,000        13,000
                                ------------  -----------  ------------
Loss from continuing operations
 before income taxes              (2,295,000)    (177,000)   (1,353,000)
Income taxes (note 12)               (48,000)    (100,000)      (40,000)
                                ------------  -----------  ------------
Loss from continuing operations   (2,343,000)    (277,000)   (1,393,000)
Discontinued operations (note 4):
    Losses from discontinued
     operations (less applicable
     income taxes of $33,000 in
     1997)                           (82,000)  (1,461,000)     (607,000)
    Loss from discontinuing brine
     extraction/iodine manufacturing
     activities                     (540,000)           -             -
    Loss from discontinuing other
     environmental services
     activities                            -     (684,000)            -
    Loss from discontinuing interstate
     travel facilities activities   (434,000)  (1,603,000)            -
    Gain on sale of dry ice
     manufacturing and distribution
     business (less applicable income
     taxes of $522,000 in 1997)            -      168,000    11,014,000
                                ------------  -----------  ------------
    Earnings (loss) from discontinued
     operations                   (1,056,000)  (3,580,000)   10,407,000
                                ------------  -----------  ------------
Net earnings (loss)             $ (3,399,000) $(3,857,000) $  9,014,000
                                ============  ===========  ============
Net earnings (loss) attributable
 to common shareholders(note 5) $ (3,399,000) $(3,857,000) $  5,225,000
                                ============  ===========  ============
Net earnings (loss) per average
 common share outstanding:
 Basic and diluted:
  Loss from continuing operations     $(0.96)      $(0.11)       $(0.50)
    Earnings (loss) from
     discontinued operations           (0.43)       (1.41)         2.36
                                ------------  -----------  ------------
    Net earnings (loss)               $(1.39)      $(1.52)       $ 1.86
                                ============  ===========  ============
Weighted average common shares
 outstanding - basic and diluted   2,452,000    2,542,000     2,808,000
                                ============  ===========  ============

See accompanying notes to financial statements.

              		       THE BEARD COMPANY AND SUBSIDIARIES
              		       Statements of Shareholders' Equity
                                                            Accumulated                Total
                                   Capital in                  Other                  Common
                          Common   Excess of  Accumulated  Comprehensive  Treasury  Shareholders'
                           Stock   Par Value    Deficit        Income      Stock      Equity
                          ------   ---------- -----------  -------------  --------  -------------
Balance, December 31, 1996 $ 3,000 $41,629,000 $(32,976,000)  $     -    $         - $ 8,656,000
 Net earnings                    -           -    9,014,000         -              -   9,014,000
 Issuance of 33,055
  shares of common stock         -      71,000            -         -              -      71,000
 Purchase of 303,890
  shares of common stock
  (note 1)                       -           -            -         -     (1,519,000) (1,519,000)
 Accretion of preferred
  stock (note 5)                 -  (3,789,000)           -         -              -  (3,789,000)
                           ------- ----------- ------------   -------    ----------- -----------
Balance, December 31, 1997   3,000  37,911,000  (23,962,000)        -     (1,519,000) 12,433,000
 Net loss                        -           -   (3,857,000)        -              -  (3,857,000)
 Sale of 37,500 shares of
  treasury stock                 -    (112,000)           -         -        188,000      76,000
 Issuance of 11,000 shares
  of treasury stock for
  stock option exercises         -     (52,000)           -         -         52,000           -
 Purchase of 55,500 shares of
  common stock (note 1)          -           -            -         -       (265,000)   (265,000)
                           ------- ----------- ------------   -------    ----------- -----------
Balance, December 31, 1998   3,000  37,747,000  (27,819,000)        -     (1,544,000)  8,387,000
 Net loss                        -           -   (3,399,000)        -              -  (3,399,000)
 Comprehensive income:
  Foreign currency
   translation adjustment        -           -            -     4,000              -       4,000
                                                                                      ----------
 Comprehensive loss              -           -            -         -              -  (3,395,000)
                                                                                      ----------
 Issuance of 3,760 shares
  of treasury stock
  for stock option exercises     -     (24,000)           -         -         24,000           -
 Purchase of 86,275 shares
  of common stock (note 1)       -           -            -         -       (326,000)   (326,000)
                           ------- ----------- ------------   -------    ----------- -----------
Balance, December 31, 1999 $ 3,000 $37,723,000 $(31,218,000)  $ 4,000    $(1,846,000) $4,666,000
                           ======= =========== ============   =======    =========== ===========

See accompanying notes to financial statements.

                   THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Cash Flows
                                           Year Ended December 31,
                                           -----------------------
                                     1999        1998           1997
                                     ----        ----           ----
Operating activities:
 Cash received from customers    $  8,953,000  $ 15,615,000  $ 17,189,000
 Cash paid to suppliers and
  employees                       (10,488,000)  (15,472,000)  (16,520,000)
 Interest received                    232,000       512,000        83,000
 Interest paid                       (346,000)   (1,151,000)     (386,000)
 Taxes paid                           (60,000)     (358,000)      (54,000)
                                 ------------  ------------  ------------
   Net cash provided by (used in)
    operating activities           (1,709,000)     (854,000)      312,000
                                 ------------  ------------  ------------
Investing activities:
 Acquisition of property, plant
  and equipment                    (1,445,000)   (1,792,000)   (1,517,000)
 Proceeds from sale of business             -     1,000,000    18,425,000
 Proceeds from sale of assets          88,000       275,000       352,000
 Purchase of minority interest              -      (900,000)            -
 Acquisition of travel facilities,
  net of cash acquired of $49,000           -      (886,000)            -
 Advances for notes receivable       (960,000)            -             -
 Payments on notes receivable         561,000         6,000             -
 Investment in and advances to
  fifty percent-owned subsidiary     (552,000)     (333,000)            -
 Net purchase of certificates of
  deposit                             (25,000)     (327,000)            -
 Other investments                    199,000        76,000       106,000
                                 ------------  ------------  ------------
   Net cash provided by (used in)
    investing activities           (2,134,000)   (2,881,000)   17,366,000
                                 ------------  ------------  ------------
Financing activities:
 Proceeds from line of credit and
  term notes                                -       328,000     1,764,000
 Payments on line of credit and
  term notes                         (253,000)   (1,165,000)   (4,302,000)
 Purchase of treasury stock          (326,000)     (265,000)   (1,519,000)
 Preferred stock repurchase                 -    (4,005,000)      (95,000)
 Proceeds from issuance of
  common stock                              -        76,000        71,000
 Other                                 (1,000)        1,000       (17,000)
                                 ------------  ------------  ------------
   Net cash used in financing
    activities                       (580,000)   (5,030,000)   (4,098,000)
                                 ------------  ------------  ------------
Net increase (decrease) in cash
 and cash equivalents              (4,423,000)   (8,765,000)   13,580,000
Cash and cash equivalents at
 beginning of year                  5,190,000    13,955,000       375,000
                                 ------------  ------------  ------------
Cash and cash equivalents at
 end of year                     $    767,000  $  5,190,000  $ 13,955,000
                                 ============  ============  ============

See accompanying notes to financial statements.

                   THE BEARD COMPANY AND SUBSIDIARIES
                        Statements of Cash Flows
Reconciliation of Net Earnings (Loss) to Net Cash Provided by (Used In)
Operating Activities:

                                                  Year Ended December 31,
                                                  -----------------------
                                              1999        1998          1997
                                              ----        ----          ----
Net earnings (loss)                      $ (3,399,000) $(3,857,000) $ 9,014,000
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation, depletion and amortization    354,000    1,366,000    1,297,000
  Gain on sale of assets                      (56,000)     (16,000) (11,549,000)
  Provision for uncollectible accounts and
   notes                                       11,000       19,000      113,000
  Impairment of investments and other assets  110,000      154,000      328,000
  Impairment of long-lived assets                   -            -      285,000
  Net cash used by discontinued operations
   offsetting accrued losses                 (347,000)    (300,000)           -
  Loss from discontinued operations           974,000    2,119,000            -
  Equity in net (income) loss of
   unconsolidated affiliates                    3,000       71,000     (274,000)
  Minority interest in operations of
   consolidated subsidiaries                        -     (285,000)     (49,000)
  Interest and other costs recognized on
   real estate project                              -            -      357,000
  Other                                       (64,000)      33,000       (9,000)
  (Increase) decrease in accounts
   receivable, other receivables, prepaid
   expenses and other current assets        1,138,000       79,000   (1,022,000)
  (Increase) decrease in inventories          132,000       (8,000)   1,069,000
  Increase (decrease) in trade accounts
   payable, accrued expenses and other
   liabilities                               (565,000)    (229,000)     752,000
                                         ------------  -----------  -----------
  Net cash provided by (used in) operating
   activities                            $ (1,709,000) $  (854,000) $   312,000
                                         ============  ===========  ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
Exchange of coal extraction and
 beneficiation equipment for release
 of debt obligation                      $ 23,053,000  $         -  $         -
                                         ============  ===========  ===========
Accounts payable, accrued expenses
 and other debt obligations assumed
 or cancelled by the purchaser of
 the interestate travel facilities'
 assets                                  $  2,715,000  $         -  $         -
                                         ============  ===========  ===========
Sale of property, plant and equipment
 for notes receivable                    $     80,000  $   359,000  $         -
                                         ============  ===========  ===========
Purchase of property, plant and
 equipment and intangible assets
 through issuance of debt obligations    $          -  $24,127,000  $    86,000
                                         ============  ===========  ===========
Purchase of travel facilities through
 the sale of a subsidiary's common
 stock                                   $          -  $   181,000  $         -
                                         ============  ===========  ===========
Purchase of travel facilities through
 the issuance of a debt obligation
 and assumption of debt obligations      $          -  $ 2,319,000  $         -
                                         ============  ===========  ===========
Contribution of equipment for equity
 investment                              $          -  $    20,000  $         -
                                         ============  ===========  ===========
Accounts payable, accrued expenses and
 other debt obligations assumed by the
 purchaser from the sale of the dry
 ice manufacturing and distribution
 business                                $          -  $         -  $ 2,813,000
                                         ============  ===========  ===========
Holdback receivable from the sale of
 the dry ice manufacturing and
 distribution business                   $          -  $         -  $ 1,000,000
                                         ============  ===========  ===========
Stock purchase obligation resulting
 from the sale of the dry ice
 manufacturing and distribution
 business                                $          -  $         -  $   900,000
                                         ============  ===========  ===========

See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES

                          Notes to Financial Statements

                         December 31, 1999, 1998 and 1997

(1)  Summary of Significant Accounting Policies
-----------------------------------------------
  The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

  Nature of Business
  ------------------
  The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment,
(2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, (4) the Environmental Remediation ("ER") Segment, (5) the Natural Gas Well Servicing ("WS") Segment, and (6) the e-Commerce ("e-Commerce") Segment.

  The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The China Segment is pursuing (i) the sale of coal equipment, (ii) environmental opportunities, (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The CO2 Segment consists of the production of CO2 gas. The ER Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The WS Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five of them custom fabricated for use on a trial basis. The e-Commerce Segment consists of a wholly-owned subsidiary in the process of developing and executing an Internet payment system.

  Principles of Consolidation and Basis of Presentation
  -----------------------------------------------------
  The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiaries in which the Company has a controlling financial interest. Subsidiaries and investees in which the Company does not exercise control are accounted for using the equity method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

  The Company operated in the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment, consisting of the Company's 40%-ownership investment in a joint venture, North American Brine Resources
("NABR"), for the extraction, production and sale of crude iodine. As discussed in note 4, in December 1999, the Management
Committee of NABR adopted a formal plan to discontinue the business.

  The Company operated in the interstate travel facilities business (the "ITF" Segment) following its acquisition of four travel facilities in February 1998. As discussed in note 4, in April 1999, the Company's Board of Directors adopted a formal plan to discontinue the ITF Segment. Also, as discussed in note 4, in August 1998 the Company's Board of Directors adopted a formal plan to discontinue its other environmental services operations (the "Other E/S Operations"), conducted principally by Whitetail Services, Inc. ("Whitetail"), Horizontal Drilling Technologies, Inc. ("HDT") and Incorporated Tank Systems.

  In prior years, the Company operated in the dry ice (solid
CO2) manufacturing and distribution business, included in the CO2
Segment which was discontinued through sale in October 1997.

  Use of estimates
  ----------------
  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Cash and Cash Equivalents
  -------------------------
  Cash equivalents approximated $525,000 and $3,954,000 at December 31, 1999 and 1998, respectively, and consist of investments in short-term commercial paper and certificates of deposit whose remaining terms at the date of purchase are less than 90 days.
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

  Inventory
  ---------
  As of December 31, 1999, inventory consisted primarily of gasoline and grocery items located at the Company's two remaining interstate travel facilities, at cost of $103,000. At December 31, 1998, inventory consisted primarily of gasoline and grocery items located at the Company's interstate travel facilities, at cost of $156,000; and one speculative home, at cost of $227,000, remaining from the real estate construction and development business.

  Costs associated with the acquisition, development and construction of the real estate project were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Accordingly, inventory at December 31, 1998 included $24,000 of capitalized general and administrative costs that related directly to the project. The Company discontinued its real estate construction and development segment in January 1997 and therefore has not incurred any costs related to the real estate construction and development project subsequent to that date.

  Property, Plant and Equipment
  -----------------------------
  Property, plant and equipment are depreciated by use of the straight-line method using estimated asset lives of 3 to 40 years. Depreciation, depletion and amortization of properties producing CO2 are computed by the units-of-production method using estimates of unrecovered proved developed CO2 reserves.

  The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated depreciation, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

  Intangible Assets
  -----------------
  Identifiable intangible assets, comprised primarily of patents and licensing fees, are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
  -----------------------------------------------------------------------
  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  The Company recorded an impairment loss of $171,000 in the fourth quarter of 1997 related to underutilized land owned by the Company. The impairment loss is a result of the difference between the carrying value and the estimated fair value (based on appraised value) of the assets. As a result of the 1993 Restructure (see note 5), the Company retained certain land which was once utilized as oil and gas drilling and servicing supply yards. The supply yards have been inactive since the Company's 1993 Restructure.

  Fair Value of Financial Instruments
  -----------------------------------
  The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 1999 and 1998, the fair value of the long-term debt and notes receivable were not significantly different than their carrying value due to interest rates relating to the instruments approximating market rates on those dates. Redeemable preferred stock is carried at estimated fair value.

  Income Taxes
  ------------
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Treasury Stock
  --------------
  In September 1998, the Company announced a plan to repurchase up to 200,000 shares of its outstanding common stock. In 1999, the Company repurchased approximately 86,000 shares for $326,000 and in 1998 repurchased approximately 55,500 shares for $265,000. Also, in November 1997, the Company repurchased approximately 304,000 shares of its common stock for approximately $1,519,000. The Company holds repurchased stock as treasury stock.

  Stock Option Plan
  -----------------
  The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  Mandatorily Redeemable Preferred Stock
  --------------------------------------
  The Company's preferred stock is accounted for at estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually, if necessary, for the estimated accretion with a corresponding reduction of capital in excess of par value. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders. No additional accretion was recorded in 1999 or 1998.

  Earnings (Loss) Per Share
  -------------------------
  Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method) and if the Company's preferred stock were converted to common stock.

  Diluted loss per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all years presented. Net earnings for 1997 were reduced by one-third of "consolidated net income" which accreted directly to the mandatorily redeemable preferred shareholders. For purposes of net earnings per share, such accretion reduced earnings from discontinued operations which resulted from the gain on sale of the business and substantially all of the assets of Carbonic Reserves.

  Comprehensive Income
  --------------------
  SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 1999, the Company's only item of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in ITS-Testco. The assets and liabilities of Testco de Mexico, a wholly-owned subsidiary of ITS-Testco, are stated in the local currency (the Mexican peso) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss. The Company had no items of comprehensive income as defined by SFAS No. 130 not included in the accompanying statements of operations in 1998 and 1997.

  Reclassifications
  -----------------
  Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.


(2)  Ability to Fund Operations
-------------------------------
  In January 1999, the Company's primary source of revenues and cash flows was eliminated by the termination of the Operating Agreements with MCNC (see note 3). As a result of the termination of the plant operating agreements, the requirement to fund operating losses, and the decision to pursue other investment opportunities, including the repurchase of Company common stock, the Company's working capital and cash and cash equivalents decreased significantly at December 31, 1999 compared to December 31, 1998. To mitigate potential liquidity problems, the Company obtained stand-by financing of $1.3 million in April 2000, $1 million of which was from an affiliate of the Company's chairman (see note 10). The Company also expects to generate cash from the disposition of assets of discontinued operations. The Company is focusing on replacing its Coal Segment's revenues and is currently negotiating with two parties to which the Company, through a subsidiary, will provide clean recovered coal as feedstock for two briquetting plants for a fixed price per ton. Installation and initial startup operations of the plants are dependent on the Company's ability to obtain financing, which the Company is currently pursuing. The Company expects that available borrowings and cash to be generated from the sale of assets, and ultimately from the operations of the new coal wash plants will be sufficient to continue operations through 2000.


(3)  Acquisitions
-----------------
  ITF Segment
  -----------
  On February 9, 1998, the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), purchased two travel facilities located along Interstate Highway I-40 in eastern Oklahoma for a cash consideration of $490,000. Both travel facilities included a service station, convenience store and a restaurant ("C-store"). The fair value of identifiable tangible and intangible net assets acquired approximated $628,000 on the acquisition date. The excess of the fair value of the travel facilities' assets acquired over the purchase price was reallocated among the long-lived assets acquired.

  On February 27, 1998, ITF acquired two travel facilities and an undeveloped parcel of land located along Interstate Highway I-35 in central Oklahoma. The purchase price consisted of cash of $322,000; a fifteen-year, unsecured, 5.93% $544,000 promissory note, valued at $407,000 (discounted using a 10% interest rate); the assumption by ITF of three mortgage notes payable approximating $1,336,000 (see note 10), owed by the former owner of the facilities; and 20% of the Company's ownership in ITF, valued at $181,000. Approximately $1,051,000 of costs in excess of fair value of the net assets acquired was recorded as goodwill and was being amortized over 15 years.

  On May 20, 1998, ITF acquired the assets of a truck wash located along Interstate Highway I-44 in Tulsa, Oklahoma for $699,000.
The Company financed $576,000 of the asset acquisition with a promissory note (see note 10). The fair value of the identifiable tangible assets approximated $870,000 on the acquisition date. The excess of the fair value of the assets acquired over the purchase price was reallocated among the long-lived assets acquired.

  As discussed in note 4, on April 9, 1999, the Company's Board of Directors approved a plan to discontinue its ITF Segment.

  Coal Segment
  ------------
  On June 30, 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for $24,000,000. BMLLC financed the purchase with a $24,000,000 loan from MCNIC Pipeline & Processing Company ("MCNIC") which was secured solely by the equipment (see note 9). BMLLC leased the Equipment to Beard Technologies, Inc. ("BTI") a wholly-owned subsidiary of Beard, which operated and maintained the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which is a subsidiary of MCNIC. The monthly lease payments equaled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

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

  On December 16, 1998, the LLC's terminated the Operating
Agreements effective January 31, 1999. BTI retained a reduced work force at the plants for security reasons through April 30, 1999.

  On March 19, 1999, BTI and MCNIC entered into an agreement, effective January 31, 1999, whereby BTI assigned its 100% interest in BMLLC to MCNIC in exchange for a release from MCNIC of any obligations BTI had or would have had as an interest owner in BMLLC (the "Exchange Agreement"). As a result of the Exchange Agreement, the Company was relieved of its obligations under the promissory note and the related loan documents in exchange for its ownership in the Equipment. The remaining net book value of the Equipment exchanged equaled the remaining principal balance of the promissory note forgiven. Therefore, no gain or loss resulted from the transaction.

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


(4)  Discontinued Operations
----------------------------
  BE/IM Segment
  -------------
  In December 1999, the Management Committee of NABR adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results were $82,000 and $296,000 of losses in 1999 and 1998 respectively, and $105,000 of income in 1997. As of December 31, 1999, Beard's investment in NABR was $225,000.

  In addition, in December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. $778,000 of NABR's loss represents the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999. $572,000 of NABR's loss represents anticipated operating losses through April 2000 (the date operations are expected to cease) and costs of ceasing operations.

  The Management Committee of NABR is actively pursuing opportunities to sell its assets and expects the disposition to be completed by December 31, 2000.

  ITF Segment
  -----------
  On April 9, 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. On April 13, 1999, Beard entered into an agreement with ITF and its minority shareholders (the "April 1999 Agreement") which would have resulted in (i) the cancellation of a $544,000 note to the minority shareholders (balance of $440,000 at March 31, 1999); (ii) Beard's giving up operating and voting control of ITF to the minority shareholders;
(iii) a restructuring of ITF's indebtedness to Beard whereby ITF agreed to obtain a release of and assign to Beard $327,000 of certificates of deposit (the "C/D's") which was securing certain ITF debt obligations, and to deliver two promissory notes to Beard totaling $2,053,000. The April 1999 Agreement failed to close and in September 1999 Beard, ITF and the minority shareholders entered into new agreements (the "Revised Agreements"), which were completed on November 18, 1999.

  The Revised Agreements provided for the following: (i) ITF formed a newly organized Company, known as ToeJoe, L.L.C. ("ToeJoe"), an Oklahoma limited liability company, of which it was the sole initial member; (ii) ITF contributed its ownership of four tracts of real property, together with all improvements, equipment and inventory related thereto, into ToeJoe which assumed the outstanding debt of $2,149,000 on the properties and equipment and the accounts payable of $126,000; (iii) ITF was relieved of all liabilities and obligations to the lending bank and any outstanding notes and mortgages on the properties; (iv) the minority shareholders exchanged all of their shares (6,250) of ITF common stock with ITF for all of ITF's membership interest in ToeJoe; (v) the C/D's were assigned to Beard; and (vi) the $440,000 note to the minority shareholders was cancelled. As a result of this transaction Beard has 100% ownership of ITF which now owns two C-stores, including their equipment and inventory, and has no outstanding indebtedness.

  Revenues and losses from the discontinued ITF Segment were $4,437,000 and $741,000, respectively in 1998.

  Beard recorded a $1,603,000 estimated loss from discontinuing the ITF Segment in 1998. $1,256,000 of the loss represented the difference in the estimated fair value of the promissory notes from the April 1999 Agreement and Beard's investment in and notes and accounts receivable from ITF at December 31, 1998. Beard recorded the loss as a reduction in goodwill resulting from the purchase of the ITF facilities, with the remaining $205,000 recorded as a reduction in ITF's property, plant and equipment. Beard recorded a provision of $347,000 in 1998 for the estimated operating losses expected to be incurred by ITF from January 1, 1999 through disposition. ITF's revenues and actual operating losses for 1999 were $6,487,000 and $567,000, respectively. $347,000 of the losses were charged against the loss accrual recorded in 1998 with the remaining $220,000 reflected in the loss from discontinued operations in the 1999 statement of operations. Beard also recorded an additional $214,000 loss in the fourth quarter of 1999; $180,000 of the loss representing anticipated operating losses of ITF from December 31, 1999 through the disposal date of the remaining assets; and $34,000 of the loss representing a further reduction in the estimated realizable value of the remaining C-stores as of December 31, 1999.

  As of December 31, 1999, the significant assets related to the ITF Segment consist of cash, inventory and the two remaining C-stores with a total recorded value of $874,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $247,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects the C-stores to be sold by September 2000.


  Other E/S Operations
  --------------------
  In August 1998, the Company's Board of Directors adopted a formal plan to restructure the E/RR Segment and to discontinue the Other E/S Operations. Accordingly, the results of the Other E/S Operations have been reported as discontinued for all periods presented in the accompanying statements of operations. Revenues applicable to the discontinued segment were $1,536,000 and $5,233,000 for 1998 and 1997, respectively. Losses from the discontinued operations were $424,000 and $1,140,000 in 1998 and 1997, respectively. Losses from discontinued operations approximated $300,000 from the date operations were discontinued to December 31, 1998, and reduced the accrued liability established in the second quarter for such losses by a corresponding amount. No such losses were realized in 1999.

  As of December 31, 1999, the significant assets related to the Other E/S Operations consist primarily of equipment with a recorded value of $160,000. The significant liabilities related to the Other E/S Operations consist of accrued expenses totaling $20,000.

  In 1998, the Company recorded a $684,000 loss expected from the discontinuation of the Other E/S Operations. $749,000 of the loss represented the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values as of June 30, 1998. $689,000 of the loss was recorded in June 1998 and $60,000 of the loss was recorded in December 1998 upon the Company's review of the estimated realizable values of the remaining assets. $300,000 of the loss represented anticipated operating losses until disposal of such assets have been completed. Offsetting the expected losses was a $365,000 gain from early extinguishment of an obligation to the former owner of HDT. The obligation was originally incurred by the Company as a result of its acquisition of 80% of HDT's outstanding common stock and was payable only from 80% of the cash flows (prescribed under the obligation agreement) of HDT and another company included in Other E/S Operations. The gain represented the discounted obligation balance as of June 30, 1998.

  The Company has sold a significant portion of the Other E/S Operations equipment for a total price of $710,000, since its date of discontinuance. $439,000 of the equipment sales were for various notes receivable with terms ranging from three to seven years. The Company is actively seeking opportunities to sell the remaining Other E/S Operations equipment.

  Solid CO2 Segment
  -----------------
  In October 1997, the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%- owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale").

  The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). Results of operations of the solid CO2 segment have been reported as discontinued operations for the year ended December 31, 1997 in the accompanying statements of operations. Revenues and earnings applicable to the discontinued solid CO2 segment were $11,071,000 and $428,000 in 1997, respectively. During the third quarter of 1998, the Company determined it overestimated its state income tax liability thereby reducing the gain recognized in October 1997 from the Asset Sale by $168,000. The Company reduced its estimated state income tax liability and recognized an additional $168,000 gain on the Asset Sale in the third quarter of 1998. The gain is presented in discontinued operations in the accompanying 1998 statement of operations.

  As of December 31, 1999, the solid CO2 segment had no significant assets and its significant liabilities consisted of accrued employee severance compensation of $155,000.


(5)  1993 Restructure; Redeemable Preferred Stock
-------------------------------------------------
  As a result of a restructure (the "Restructure") effected in October of 1993 with four institutional lenders (the "Institutions"): (a) substantially all of the oil and gas assets of Beard's subsidiary, Beard Oil Company ("Beard Oil") were sold to a company owned by the Institutions; (b) $101,498,000 of long-term debt and other obligations were effectively eliminated; and
(c) the Institutions received 25% of Beard's then outstanding common stock and $9,125,000 stated value (91,250 shares, or 100%) of Beard's preferred stock.

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

  The Company recorded the effect of the Repurchase and Redemption in 1997. At December 31, 1999 and 1998, the redeemable preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share and had an aggregate redemption value of $2,784,000. During 1997, the Company recorded $3,789,000 in accretion of the preferred stock as a result of the increase in value of the preferred stock as evidenced by the Repurchase and Redemption.

(6)  Investments and Other Assets
---------------------------------
  Investments and other assets consisted of the following:

                                            December 31,
                                            ------------
                                          1999        1998
                                          ----        ----
  Certificates of deposit               $355,000    $330,000
  Investment in and advances to ITS-
  Testco, L.L.C.                         645,000     318,000
  Investment in North American Brine
  Resources (see note 4)                 225,000     847,000
  Investment in Cibola Corporation       109,000      96,000
  Investment in real estate limited
  partnerships                           201,000     200,000
  Other assets                            69,000     150,000
                                      ----------  ----------
                                       1,604,000   1,941,000
  Current investments                   (280,000)          -
                                      ----------  ----------
                                      $1,324,000  $1,941,000
                                      ==========  ==========

  Certificates of Deposit
  -----------------------
  Included in current assets at December 31, 1999, are $280,000 of certificates of deposit, which mature from May through October of 2000. Included in investments and other assets at December 31, 1999 and 1998 are certificates of deposit of $75,000, and $330,000, respectively. The certificate of deposit held at December 31, 1999 has been pledged as collateral to secure a note payable for the plaintiff group in a lawsuit in which the Company is a participant.

  Investment in and Advances to ITS-Testco, L.L.C.
  ------------------------------------------------
  In October 1998, the Company contributed $353,000 for a 50% ownership in ITS-Testco, L.L.C. ("ITS-Testco"). During 1999, the Company contributed an additional $301,000 to ITS-Testco. ITS-Testco, through its wholly-owned subsidiary, Testco Inc de Mexico, S.A. de C.V., is involved in natural gas well testing operations in northeastern Mexico. The Company does not control ITS-Testco's operations and, therefore, accounts for its investment using the equity method of accounting. The Company's carrying value of its investment in ITS-Testco at December 31, 1999 and 1998 approximated $394,000 and $318,000, respectively, which exceeds its 50% ownership in the underlying equity of ITS-Testco by $15,000 and $6,000 as of December 31, 1999 and 1998, respectively. The difference is a result of the Company's capital contributions exceeding the other partner's capital contributions. Such difference will be realized by the Company through future distributions from ITS-Testco to the owners.

  The Company also has a $251,000 receivable due from ITS-Testco at December 31, 1999 related to advances to fund operations. The receivable is due on demand and accrues interest at an annual rate of 8.25% through December 31, 1999 and has been increased to 8.75% effective January 1, 2000. The company does not expect the receivable to be repaid in 2000.

  The summarized unaudited financial information of ITS-Testco as of December 31, 1999 and 1998 and for the year ended December
31, 1999 and the two months ended December 31, 1998 is as follows:

                               1999          1998
                               ----          ----
      Current assets       $  989,000    $   61,000
      Current liabilities    (318,000)            -
                           ----------    ----------
      Working capital      $  671,000    $   61,000

      Equipment, net        1,451,000       563,000
      Advances from members  (627,000)            -
      Long-term debt         (738,000)            -
                           ----------    ----------
      Members equity       $  757,000    $  624,000
                           ==========    ==========
      Revenue              $2,378,000    $        -
                           ==========    ==========
      Net loss               (457,000)      (70,000)
      Foreign currency
       translation adjustment   8,000             -
                           ----------    ----------
      Comprehensive loss   $ (449,000)   $  (70,000)
                           ==========    ==========

  Investment in Cibola Corporation
  --------------------------------
  The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. The Company's equity in the earnings of Cibola were $308,000, $274,000, and $185,000 in 1999, 1998 and 1997, respectively.

  Investment in Real Estate Limited Partnerships
  ----------------------------------------------
  The Company owns limited partnership interests in two real estate limited partnerships. The limited partnerships significant assets consist of undeveloped land near Houston, Texas. The
Company recorded $1,000 and $5,000 of income in 1999 and 1997, respectively, and $4,000 of loss in 1998 resulting from its share of the limited partnerships' operations for those years.

  Other assets
  ------------
  The Company recorded a provision totaling $152,000 in 1997 for economic impairment of an unsecured note with a face value of $362,000 held by the Company in a research and development entity. The Company also recorded provisions of $110,000, $154,000 and $176,000 in 1999, 1998 and 1997, respectively, for economic impairment of other investments.

(7)  Notes Receivable
---------------------
  As of December 31, 1999 and 1998, the Company had various notes receivable resulting from the sale of Other E/S Operations equipment. The notes bear interest at rates ranging from 5.85% to 8% (discounted using a 10% interest rate) at December 31, 1999 and 1998. The notes mature from May 2000 to February 2005, and are secured by the sold equipment. At December 31, 1999 and 1998, $80,000 and $57,000, respectively, were due within one year. At December 31, 1999, the Company had a $486,000 note receivable due from Testco, Inc., the other fifty-percent owner of ITS-Testco, L.L.C. The note accrues interest at 8.75%, matures in June 2000 and is secured by a personal guaranty of the owner of Testco, Inc. The Company expects to renegotiate the note prior to maturity, extending the maturity of the note and establishing a monthly payment schedule; therefore, the note is presented as non-current.

(8)  Property, Plant and Equipment
----------------------------------
  Property, plant and equipment consisted of the following:

                                                       December 31,
                                                       ------------
                                                     1999         1998
                                                     ----         ----
  Land                                          $   270,000  $   776,000
  Proved and unproved carbon dioxide properties   3,008,000    2,998,000
  Buildings                                          82,000    1,096,000
  Buildings and land improvements                   264,000    1,029,000
  Machinery and equipment                         1,727,000    2,816,000
  Other                                             404,000      206,000
  Coal fines extraction and beneficiation
   equipment                                      1,124,000   24,000,000
                                                -----------  -----------
                                                $ 6,879,000  $32,921,000
                                                ===========  ===========

(9)  Intangible Assets
----------------------
  Intangible assets are summarized as follows:

                                                     December 31,
                                                     ------------
                                                   1999         1998
                                                   ----         ----
  License fees                                 $        -    $   50,000
  Patent costs                                     25,000        57,000
  Other                                                 -        60,000
                                               ----------    ----------
                                               $   25,000    $  167,000
                                               ==========    ==========

(10)  Long-term Debt
--------------------
  Long-term debt is summarized as follows:

                                                     December 31,
                                                   1999        1998
                                                   ----        ----
     Coal (a)                                  $   30,000   $23,247,000
     Interstate Travel Facilities Segment (b)           -     2,652,000
                                               ----------   -----------
                                                   30,000    25,899,000
     Less current maturities                       17,000       119,000
                                               ----------   -----------
  Long-term debt                               $   13,000   $25,780,000
                                               ==========   ===========

(a) At December 31, 1999 and 1998, the Company had $30,000 and $47,000 of various notes payable. The notes bear interest at rates ranging from 14% to 18%, require monthly payments of interest and principal and mature from April 2000 through September 2001. The notes are secured by equipment with an approximate book value of $39,000 at December 31, 1999.

    At December 31, 1998, the Company had a $23.2 million promissory note payable to MCNIC resulting from the June 1998 acquisition of the Equipment discussed in note 3. The annual interest rate on the note was 8% and required monthly principal and interest payments of $290,000 through July 1, 1999, at which time the remaining principal balance was due. As discussed in note 3, BTI and MCNIC entered into an Exchange Agreement on March 19, 1999, whereby the Company was relieved of its obligation under the note and related loan documents in exchange for its ownership in the Equipment securing the note. The note was presented as long-term debt at December 31, 1998.

(b) At December 31, 1998, the Company had four notes payable to a bank totaling $2,182,000. The notes required monthly interest and principal payments totaling $22,000, and accrued interest at the prime interest rate (8.5% at December 31, 1998). The Company also had $56,000 of various notes payable outstanding at December 31, 1998, bearing interest at rates ranging from 6% to 9%. As discussed in note 4, in November 30, 1999, the Company sold certain of its ITF assets, whereby the purchaser assumed all of the related debt securing the assets and the Company was relieved of all its obligations under the agreements by the debt holders.

    Also at December 31, 1998, the Company had a $544,000, 5.93% promissory note payable, valued at $414,000 (discounted using a 10% interest rate) to the former owner of certain interstate travel facilities acquired by Beard in February 1998 (see note
    3). As a result of Beard selling the majority of its ITF assets in November 1999, the holder of the promissory note (also a party to the purchase of the ITF assets) relieved Beard of the obligation (see note 4).

  The annual maturities of long-term debt subsequent to December
31, 1999 are $17,000 for 2000 and $13,000 for 2001.

  At December 31, 1999, the Company had $575,000 of credit available under a $650,000 bank line of credit. The line of credit was extended until April 30, 2000, at which time it will be allowed to expire and is being replaced with a $300,000 line of credit at a new bank. In addition, at April 3, 2000, the Company had a $1,000,000 revolving line of credit available from a related party which bears interest at 10% until maturity at July 2, 2001.

(11)  Operating Leases
----------------------
  Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Future minimum payments under such leases as of December 31, 1999 are summarized as follows:

  2000           $110,000
  2001             16,000
  2002              6,000
                 --------
                 $132,000
                 ========

  Rent expense under operating leases aggregated $153,000, $185,000, and $889,000 in 1999, 1998 and 1997, respectively.

(12)  Income Taxes
------------------
  Total income tax expense (benefit) was allocated as follows:

                                  Year ended December 31,
                              1999          1998         1997
                              ----          ----         ----
   Continuing operations    $ 48,000      $ 100,000    $ 40,000
   Discontinued operations         -       (168,000)    555,000
                            --------      ---------    --------
                            $ 48,000      $ (68,000)   $595,000
                            ========      =========    ========

  Current income tax expense from continuing operations consisted of:

                                  Year ended December 31,
                                  -----------------------
                              1999          1998         1997
                              ----          ----         ----
  U. S. federal             $ 34,000      $ 41,000     $ 40,000
  Various states               2,000        59,000            -
  Republic of Mexico          12,000             -            -
                            --------      --------     --------
                            $ 48,000      $100,000     $ 40,000
                            ========      ========     ========

Total income tax expense allocated to continuing operations differed from the amounts computed by applying the
U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                       Year ended December 31,
                                       -----------------------
                                   1999          1998         1997
                                   ----          ----         ----
  Computed U. S. federal
   statutory benefit           $(780,000)     $(161,000)   $(424,000)
  Federal alternative
   minimum taxes                  34,000         41,000       40,000
  Increase in the valuation
   allowance for deferred tax
   assets                        780,000        161,000      424,000
  State income taxes               2,000         59,000            -
  Republic of Mexico taxes        12,000              -            -
                               ---------      ---------    ---------
                               $  48,000      $ 100,000    $  40,000
                               =========      =========    =========

The components of deferred tax assets and liabilities are as follows:

                                                 December 31,
                                                 ------------
                                               1999         1998
                                               ----         ----
  Deferred tax assets - tax effect of:
     Net operating loss carryforwards       $19,988,000  $19,760,000
     Statutory depletion and investment
      tax credit carryforwards                2,129,000    2,280,000
     Other, principally investments and
      property, plant and equipment             651,000      239,000
                                            -----------  -----------
   Total gross deferred tax assets           22,768,000   22,279,000
    Less valuation allowance                (22,768,000) (22,244,000)
  Deferred tax liabilities                            -      (35,000)
                                            -----------  -----------
 Net deferred tax asset/liability           $         -  $         -
                                            ===========  ===========

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

  At December 31, 1999, the Company had federal regular tax operating loss carryforwards of approximately $52.6 million that expire from 2004 to 2009, investment tax credit carryforwards of approximately $102,000 that expire in 2000, and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(13)  Stock Option Plans
------------------------
  The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company are only eligible to be granted non-qualified stock options. At December 31, 1999, there were 117,500 additional shares available for grant under the Plan.

  The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%. No options were granted in 1998 or 1999.

  The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.
Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss would have increased $9,000 in 1999 and 1998 and net income in 1997 would have decreased $8,000. Net earnings (loss) per share would not have been affected for any years presented in the accompanying financial statements.

  Stock option activity during the periods indicated is as follows:

                              Number of      Weighted-Average
                              Shares         Exercise Price
                              -------------------------------
Balance at December 31, 1996  148,000           $2.06
     Granted                    5,000            4.38
     Exercised                (28,000)           2.00
     Forfeited                      -               -
     Expired                        -               -
                              -------------------------------
Balance at December 31, 1997  125,000           $2.17
     Granted                        -               -
     Exercised                (55,000)           2.00
     Forfeited                      -               -
     Expired                        -               -
                              -------------------------------
Balance at December 31, 1998   70,000           $2.29
     Granted                        -               -
     Exercised                 (8,000)           2.00
     Forfeited                      -               -
     Expired                        -               -
                              -------------------------------
Balance at December 31, 1999   62,000           $2.32
                              ===============================

  At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 - $4.38 and five years, respectively.

  At December 31, 1999 and 1998, the number of options exercisable was 56,000 and 60,000, respectively, and the weighted-average exercise price of those options was $2.22 and $2.12, respectively.

(14)  Employee Benefit Plan
---------------------------
  Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 15%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 15%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. During 1999, 1998 and 1997, the Company made matching contributions of $73,000, $54,000, and $150,000, respectively, to the plans.

(15)  Commitments and Contingencies
-----------------------------------
  In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

  At December 31, 1999, the Company is a guarantor of a 9.5%, $600,000 promissory note to a bank. The note is an obligation of ITS-Testco, the Company's 50%-owned equity investment engaged in well testing operations in northeastern Mexico. The note becomes due in June 2000 and is separately guaranteed in full by the other 50% corporate owner of the joint venture and the owners of that company, as individuals.

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

(16)  Business Segment Information
----------------------------------
  The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in 1999 and 1998: Coal Reclamation, China, Carbon Dioxide, Environmental Remediation and Natural Gas Well Servicing. The Company had three reportable segments in 1997:
Coal, Carbon Dioxide and Environmental Remediation. China and Natural Gas Well Servicing operations began in 1998 and therefore were not reportable segments in 1998.

  The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The China Segment is pursuing (i) the sale of coal equipment, (ii) environmental opportunities, (ii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The Carbon Dioxide Segment consists of the production of CO2 gas. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The Natural Gas Well Servicing Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly owned company that has designed a sand separator for use on natural gas wells and has had five custom fabricated for use on a trial basis.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in note 1.

  The following is certain financial information regarding the Company's reportable segments (presented in thousands of dollars). The information contained in "other" relates to the Company's e-Commerce Segment and consists of start-up costs.

  General corporate assets and expenses are not allocated to any of the Company's operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company's accompanying financial statements.

                                                            Natural
                                       Carbon Environmental Gas Well
                       Coal    China   Dioxide Remediation  Servicing Other   Totals
                       ----    -----   ------- ------------ --------- -----   ------
1999
----
Revenues from
 external customers  $   953  $    -  $    418  $    -      $  2,460  $    -  $  3,831
Interest income           24       -         -       -             -       -        24
Interest expense         160       -         -       -            91       -       251
Depreciation,
 depletion and
 amortization            194       -        33      46           257       -       530
Segment profit (loss)   (614)   (279)      360    (317)         (642)   (129)   (1,621)
Segment assets         1,407       -       463       8         2,786      13     4,677
Expenditures for
 segment assets        1,135       -        10       -         1,335       -     2,480

1998
----
Revenues from
 external customers    8,585       -       616       8             -       -     9,209
Interest income            2       -         -       -             -       -         2
Interest expense         949       -         -       -             -       -       949
Depreciation,
 depletion and
 amortization            815       -        31       4             -       -       850
Segment profit (loss)    672    (277)      466    (238)          (70)      -       553
Segment assets        25,148       -       603      55           607       -    26,413
Expenditures for
 segment assets       24,072       -        41       6           548       -    24,667

1997
----
Revenues from
 external customers        1       -       503      13             -       -       517
Interest income            -       -        13       -             -       -        13
Interest expense           -       -         -       3             -       -         3
Depreciation,
 depletion and
  amortization             8       -        25       3             -       -        36
Segment profit (loss)   (282)      -       281    (113)            -       -      (114)
Other significant
 non cash items:
  Impairment of
   long-lived assets       -       -       107       -             -       -       107
Segment assets            34       -       481      50             -       -       565
Expenditures for
 segment assets            -       -       147       3             -       -       150

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                  1999         1998         1997
                                  ----         ----         ----
    Total revenues for
     reportable segments         $ 3,831     $ 9,209      $   517
    Revenues from Natural Gas
    Well Servicing
     operations accounted for
     as an equity investment      (2,378)          -            -
    Revenues from corporate
     activities not allocated
     to segments                      50          37           58
                                 -------     -------      -------
       Total consolidated
        revenues                 $ 1,503     $ 9,246      $   575
                                 =======     =======      =======

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                  1999         1998         1997
                                  ----         ----         ----
    Total interest expense for
     reportable segments         $   251     $   949      $     3
    Natural Gas Well Servicing
     operations accounted for
     as an equity investment         (91)          -            -
    Interest expense from
     corporate activities not
     allocated to segments            10          15          131
                                 -------     -------      -------
       Total consolidated
       interest expense          $   170     $   964      $   134
                                 =======     =======      =======

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

                                   1999        1998        1997
                                   ----        ----        ----
    Total depreciation,
     depletion and amortization
     for reportable segments     $   530     $   850      $    36
    Depreciation and amortization of
     Natural Gas Well Servicing
     operations accounted for as
     equity investment              (222)          -            -
    Corporate depreciation and
     amortization not allocated to
     segments                         46          19           20
                                 -------     -------      -------
       Total consolidated
       	depreciation, depletion
       	and amortization         $   354     $   869      $    56
                                 =======     =======      =======

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                    1999       1998          1997
                                    ----       ----          ----
    Total profit (loss) for
     reportable segments         $(1,621)    $   553      $  (114)
    Eliminate loss from Natural
     Gas Well Servicing
     operations accounted for
     as an equity investment         433          70            -
    Equity in loss from Natural
     Gas Well Servicing
     operations accounted for
     as an equity investment        (217)        (35)           -
    Net corporate costs not
     allocated to segments          (902)       (865)      (1,279)
                                 -------     -------      -------
       Total consolidated loss
        from continuing
       	operations               $(2,307)    $  (277)     $(1,393)
                                 =======     =======      =======

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                       1999        1998        1997
                                       ----        ----        ----
    Total assets for reportable
     segments                        $ 4,677     $26,413     $   565
    Assets of discontinued
     operations                        1,380       6,287       5,791
    Assets from Natural Gas Well
     Servicing operations accounted
     for as an equity investment      (2,440)       (607)          -
    Investment in equity investee
     (Natural Gas Well Servicing
     operations)                         394         318           -
    Corporate assets not
     allocated to segments             2,793       4,926      14,596
                                     -------     -------     -------
       Total consolidated assets     $ 6,804     $37,337     $20,952
                                     =======     =======     =======

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                       1999       1998        1997
                                       ----       ----        ----
    Total expenditures for
     assets for reportable segments  $ 2,480     $24,667     $   150
    Capital expenditures of
     discontinued operations               -       4,034       1,449
    Expenditures for Natural Gas
     Well Servicing assets
     accounted for as an equity
     equity investment                (1,119)       (547)          -
    Corporate expenditures not
     allocated to segments                31          55           4
                                     -------     -------     -------
       Total expenditures for assets $ 1,392     $28,209     $ 1,603
                                     =======     =======     =======

  Sixty-four percent of 1999's segment revenues were derived from customers in Mexico. The remaining 1999, and all of 1998 and 1997 segment revenues were derived from customers in the United States. Certain long-lived assets with recorded values approximating $1,385,000 and $547,000 at December 31, 1999 and 1998, respectively, are located in Mexico. All remaining segment assets are located in the United States.

  During 1999, one customer accounted for 53% of the Company's and 84% of the Coal Segment's revenues. The customer accounted for 93% of the Company's and all of the Coal Segment's 1998 revenues. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 1999, 1998 and 1997, sales by these two operators accounted for 28%, 7%, and 87%, respectively, of the Company's revenues and all of the Carbon Dioxide Segment's revenues. All of the Natural Gas Well Servicing Segment's 1999 revenues were derived from one customer.


(17)  Fourth Quarter Adjustments
--------------------------------
  The Company recorded adjustments in the fourth quarter of 1999 and 1998 resulting from the discontinuance of NABR (accounted for under the equity method of accounting) and the interstate travel facilities operations (see note 4). In the fourth quarter of 1997, the Company recorded economic impairment losses on long-lived assets and unsecured notes and other investments totaling $285,000 ($114,000 of which was related to the Company's Other E/S Operations and is included in discontinued operations) and $238,000, respectively.


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

                                                    Director, Executive
                                                   Officer or Significant
                                                     Employee of Beard
Name                      Position                   or Beard Oil Since  Age
----                      --------                   ------------------  ---
W. M. Beard            Chairman of the Board,
                       Chief Executive Officer and
                       Director (a)                        June 1969      71
Herb Mee, Jr.          President, Chief Financial
                       Officer and Director (a)            November 1973  71
Allan R. Hallock       Director                            December 1986  70
Harlon E. Martin, Jr.  Director                            October 1997   52
Ford C. Price          Director                            March 1988     62
Michael E. Carr        Director                            February 1994  64
Philip R. Jamison      President - Beard Technologies,
                        Inc. (b)(d)                        February 1997  61
Marc A. Messner        President & CEO -
                        starpay.com, inc.(c)(d)            September 1999 37
Jack A. Martine        Controller and Chief
                       Accounting Officer                  October 1996   50
Rebecca G. Witcher     Secretary-Treasurer (a)             October 1993   40
_______________

(a) Trustee of certain assets of the Company's 401(k) Trust.
(b) Devotes all of his time to Beard Technologies, Inc.
(c) Devotes all of his time to starpay.com, inc.
(d) Indicated entities are subsidiaries of the Registrant.

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

  Herb Mee, Jr. has served as Beard's President since October 1989 and as its Chief Financial Officer since June 1993. He has also served as Chairman and CFO of starpay.com, inc. ("starpay") since September 1999. He has served as Beard Oil's President since its incorporation, and as its Chief Financial Officer since June 1993. He has also served as a director of Beard and Beard Oil since their incorporation. Mr. Mee served as President of Woods Corporation, a New York Stock Exchange diversified holding company, from 1968 to 1972 and as its Chief Executive Officer from 1970 to 1972.

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

  Michael E. Carr was elected in February 1994 by the preferred stockholders to fill the directorship vacancy which they are entitled to fill. Mr. Carr served as Senior Vice President of Beard Oil from December 1986 until October 1993. He served as President and Chief Executive Officer of Sensor Oil & Gas, Inc. ("Sensor") from October 1993 until August 1996. He presently serves as President of Mica Energy Corp.

  Philip R. Jamison has served as President of BTI since August 1994. Mr. Jamison has been associated with the coal industry since 1960, working in various positions. From 1972 to 1977 he served as Vice President Operations for International Carbon and Minerals and as President and Chief Executive Officer of all its coal producing subsidiaries. From 1979 to 1988 he served as Chief Executive Officer of four small companies which were engaged in the production and sales of coal. From 1993 to 1995 he served as a consultant to EI in connection with its development of the Mulled Coal process, and supervised the installation and operation of the process in connection with the DOE contract.

  Marc A. Messner has served as President and Chief Executive Officer of starpay since April 1999. He is the inventor of starpay's proprietary payment system technology. He has also served as Vice President - Corporate Development of Beard since August 1998. From 1993 to 1998 he served as President of Horizontal Drilling Technologies, Inc. where he became recognized as a world leader in short-turn horizontal well installations and environmental drilling.

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

  The directors of the Company have been elected to serve until the annual stockholders' meeting to be held in the year indicated opposite their respective names or until their successors are duly elected and qualified:

  Director              Term
  --------              ----
  W. M. Beard           2002
  Allan R. Hallock      2000
  Ford C. Price         2000
  Harlon E. Martin, Jr. 2001
  Herb Mee, Jr.         2001
  Michael E. Carr       (a)
  __________

 (a)  Will serve until his successor has been duly elected and qualified.

  There is no family relationship between any of the directors or executive officers of the Company. All executive officers hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders or until their prior resignation or removal.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934.
  --------------------------------------------------------------------
  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively "reporting persons"), to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by the SEC regulations to furnish the Company with copies of all Section
16(a) forms they file.

  The William M. Beard and Lu Beard 1988 Charitable Unitrust, of which Mr. Beard and his wife are Trustees, had one late Form 3 filing during the past fiscal year. The Form 3 that was filed late was not for a transaction that had been missed, but was for failure to report that the Unitrust had become a holder of 10% of the common stock of the Company.

  Except for the above, to the Company's knowledge, based solely on information received from each reporting person which includes written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its reporting persons were complied with.

Item 11.  Executive Compensation.

  The table below sets forth the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers (hereafter referred to as the named executive officers), whose aggregate salary and bonus exceeded $100,000, for any of the fiscal years ended December 31, 1999, 1998 or 1997:

                       SUMMARY COMPENSATION TABLE

                                                  Long Term
                                                 Compensation
                                          ------------------------------
      	Annual Compensation                Awards   Payouts
      	-------------------                ------   -------
                                         Securities
                                         Underlying           All Other
Name and                                  Options/    LTIP     Compen-
Principal           Salary(a)    Bonus     SAR's     Payouts  sation(c)
Position     Year     ($)         ($)       (#)        ($)      ($)
---------    ----     ---         ---       ---        ---      ---
W. M. Beard  1999   122,375(d)  2,300(b)    -0-    9,625(d)    6,234
Chairman &
 CEO         1998    99,000(d)    -0-(d)    -0-   35,250       5,503(d)
             1997    99,000(d) 18,750(d)(e) -0-   41,450(d)(e) 5,501(d)
Herb Mee, Jr.1999   132,000     1,300(b)    -0-       -0-      6,665
President
 & CFO       1998   132,000     1,250(b)    -0-       -0-      7,288
             1997   132,000    26,200(b)(e) -0-       -0-      7,285
________

(a) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred pursuant to the Company's 401(k) Plan at the election of those officers. Amounts shown exclude cash compensation earned but deferred pursuant to the Company's Deferred Stock Compensation Plan.
(b) Bonus for length of service with Beard or Beard Oil.
(c) Consists of the Company's contribution to the Company's
    401(k) Plan.
(d) In 1999 Mr. Beard deferred one-fourth ($9,625) of his salary for 3-1/2 months; in 1998 Mr. Beard deferred one-fourth ($33,000) of his salary and all ($2,250) of his length of service bonus for the year; in 1997 Mr. Beard deferred one-fourth ($33,000) of his salary and all ($2,200) of his length of service bonus for the year pursuant to the Company's Deferred Stock Compensation Plan.
(e) In 1997 Messrs. Beard and Mee each received a special bonus of $25,000, of which $12,500 was paid in 1997 and $12,500 in
    1998. Mr. Beard deferred one-fourth of such bonus in both 1997 ($3,125) and 1998 ($3,125).


	         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
        		      AND FISCAL YEAR-END OPTION VALUES

  The following table provides information, with respect to the named executive officers, concerning the exercise of options during the Company's last fiscal year and unexercised options held as of the end of the last fiscal year:

                                             Number of
                                             Securities     Value of
                                             Underlying     Unexercised
                                             Unexercised    In-the-Money
                                             Options at     Options at
                                             FY-End (#)     FY-End ($)
              Shares Acquired    Value       Exercisable/   Exercisable/
Name          on Exercise (#)  Realized ($)  Unexercisable  Unexercisable
----          ---------------  ------------  -------------  -------------
W. M. Beard        -0-           $   -0-      12,500/-0-       $-0-/-0-
Herb Mee, Jr.    8,055         $   14,096     24,495/-0-       $-0-/-0-


Compensation of Directors
-------------------------

  Mr. Carr received compensation of $9,280 for services rendered during 1999 as a director of Beard. Messrs. Hallock, Martin and Price received $14,069, $9,147 and $12,405, respectively, of deferred fees under the Company's Deferred Stock Compensation Plan (the "Plan"). Under the Plan, the electing officers and directors can defer fees and compensation until termination of service or termination of the Plan, at which time the accounts will be settled by distribution of a number of shares of the Company's common stock equal to the number of Units credited under the Plan. A Unit is equal to the amount deferred divided by the fair market value of a share of common stock on the date of deferral. Currently, the non-management directors each receive $500 per month for their services, and also receive the following fees for directors' meetings which they attend: annual and 1-1/2 day meetings -- $750; regular meeting -- $500; telephone meeting -- $100 to $300 depending upon length of meeting. The non-management directors also receive a small year-end bonus depending upon their length of service as directors of Beard and Beard Oil. Accordingly, Messrs. Hallock, Martin, Price, and Carr received $550, $100, $550 and $250, respectively, in 1999. All of the directors except Mr. Carr deferred such bonuses pursuant to the Plan. Beard also provides health and accident insurance benefits for its non-management directors who are not otherwise covered and the value of these benefits is included in the above compensation amounts. None of the directors received additional compensation in 1999 for their committee participation.

  The two eligible non-management directors (Messrs. Hallock and Price) were each granted 5,000 phantom stock units (the "Units") under the Company's 1994 Phantom Stock Units Plan on November 1, 1994. Mr. Carr was awarded 5,000 Units when he became eligible on February 22, 1995. All of these awards were based on an award price of $2.00* per share and vest over a five year period at the rate of 20% per year. Messrs. Hallock, Martin, Price and Carr were each granted 5,000 Units on October 23, 1997 at an award price of $5.00 per share, the market value of the stock on such date. The 1997 awards vest over a four year period at the rate of 25% per year. Each participant has the option of receiving payment for his award: (i) as it vests; (ii) at the conclusion of the award period; or (iii) 50% as it vests, with the other 50% deferred to the conclusion of the award period. Payments are based upon appreciation in the market value of the Company's common stock during the appropriate time interval selected. Mr. Carr received a cash payment of $1,123 in 2000 for 1,000 Units which vested on February 22, 2000, $1,987 in 1999 for 1,000 Units which vested on February 22, 1999, $3,046 in 1998 for 1,000 Units which vested on February 22, 1998 and $3,808 in 1997 for 2,000 Units which vested on February 22, 1997. Messrs. Hallock and Price received $8,630 each in 2000 for 5,000 Units which vested on November 1, 1999.
_______
* The market value on November 1, 1994 was $1.875 per share; on February 22, 1995 it was $1.75 per share.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  Michael E. Carr, who has been elected by the preferred shareholders to serve as their representative on the Board of Directors, was elected to serve as a member of the Compensation Committee on April 26, 1994. Mr. Carr served as Senior Vice President of Beard Oil from December 1986 until October 1993.

Item 12.  Security Ownership of Certain Beneficial Owners and
       	  Management.

  The table below sets forth the name and address of each shareholder who is known to the Company to own beneficially more than 5% of Beard's outstanding common stock or preferred stock, the number of shares beneficially owned by each and the percentage of outstanding common or preferred stock so owned as of February 29, 2000. Unless otherwise noted, the person named has sole voting and investment powers over the shares reflected opposite his name.

                         Number of           Number of                Combined
                         Preferred            Common                  Common and
                         Shares and          Shares and               Preferred
                         Nature of  Percent  Nature of      Percent  Voting Per-
  Name and Address       Ownership of Class  Ownership    of Class(8) centage(8)
  ----------------       --------- --------  ----------   ----------- ----------

John Hancock Financial
Services, Inc. ("Hancock") 27,838   100.00%  312,040(1)(2) 12.80%(2)  17.62%
57th Floor
200 Clarendon Street
Boston, Massachusetts
02117

Dimensional Fund
Advisors, Inc.              None      0.00%  152,265(3)     6.24%      5.90%
1299 Ocean Avenue,
11th Floor
Santa Monica, CA 90401

The Beard Group 401(k)
Trust                       None      0.00%  240,042(4)     9.84%      9.30%
c/o Bank One, Oklahoma,
N.A., Trustee
100 N. Broadway Avenue
Oklahoma City, OK 73102

W. M. Beard                 None      0.00%  860,381(5)    35.10%     33.17%
Enterprise Plaza,
Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Lu Beard                    None      0.00%  307,186(6)    12.60%     11.90%
Enterprise Plaza,
Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Herb Mee, Jr.               None      0.00%  390,802(7)    15.87%     15.00%
Enterprise Plaza,
Suite 320
5600 North May Avenue
Oklahoma City, OK 73112
________

(1) Shares are held by Hancock on behalf of itself and affiliated entities.
(2) Excludes the Beard preferred shares which will collectively become convertible into 5.53% of the outstanding common stock (after conversion) on January 1, 2003 to the extent not previously redeemed or converted.
(3) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 152,265 shares, all of which shares are held in portfolios of investment companies and commingled group trusts which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.
(4) Represents shares owned by The Beard Group 401(k) Trust
    (the "401(k) Trust") at December 31, 1999 (latest information available). Shares held by the 401(k) Trust are owned by the participating employees, each of whom has sole voting and investment power over the shares held in his or her account. Includes 104,875.63 and 120,036.09 shares held for the accounts of Messrs. Beard and Mee, respectively.
(5) Includes 206,166 shares owned directly by Mr. Beard as to which he has sole voting and investment power; 305,507 shares
    (or 12.53%) owned by the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "1988 Unitrust"), of which Mr. Beard and his wife, Lu Beard, serve as co-trustees and share voting and investment power; 49,286 shares held by the William M.
    Beard Irrevocable Trust "A," 68,432 shares held by the William
    M. Beard Irrevocable Trust "B," and 83,549 shares held by the William M. Beard Irrevocable Trust "C" (collectively, the
    "Beard Irrevocable Trusts") of which Messrs.  Beard and Herb
    Mee, Jr. are trustees and share voting and investment power; 6,738 shares each held by the John Mason Beard II Trust and by the Joseph G. Beard Trust as to which Mr. Beard is the trustee and has sole voting and investment power; 3,256 shares held by the Rebecca Banner Beard Lilly Living Trust as to which Mr.
    Beard is a co-trustee and shares voting and investment power with his daughter; 104,875.63 shares held by The Beard Group 401(k) Trust (the "401(k) Trust") for the account of Mr. Beard as to which he has sole voting and investment power; and 13,333 shares held by B & M Limited, a general partnership, of which Mr. Beard is a general partner and shares voting and investment power with Mr. Mee. Also includes 12,500 shares subject to presently exercisable options. Excludes 1,679 shares owned by his wife as to which Mr. Beard disclaims beneficial ownership.
(6) Represents 305,507 shares owned by the 1988 Unitrust, of which Mr. Beard and Mrs. Beard serve as co-trustees and share voting and investment power. Also includes 1,679 shares owned directly by Mrs. Beard as to which she has sole voting and investment power.
(7) Includes 25,005 shares owned directly by Mr. Mee as to which he has sole voting and investment power; 6,666 shares held by Mee Investments, Inc., as to which Mr. Mee has sole voting and investment power; 13,333 shares held by B & M Limited as to which Mr. Mee shares voting and investment power with Mr. Beard but as to which Mr. Mee has no present economic interest; and 120,036.09 shares held by the 401(k) Trust for the account of Mr. Mee as to which he has sole voting and investment power. Also includes 201,267 shares held by the Beard Irrevocable Trusts as to which Mr. Mee is a co-trustee and shares voting and investment power with Mr. Beard but as to which Mr. Mee has no pecuniary interest and disclaims beneficial ownership. Also includes 24,495 shares subject to presently exercisable options. Excludes 45 shares owned by his wife, Marlene W. Mee, as to which Mr. Mee disclaims beneficial ownership.
(8) All percentages reflected above exclude 393,405 common shares held by the Company as treasury stock.

Security Ownership of Management
--------------------------------

  The following table sets forth certain information regarding the number of shares of Beard common stock beneficially owned by each director and nominee, the Chief Executive Officer ("CEO"), each named executive officer and by all directors and executive officers as a group and the percentage of outstanding common stock so owned as of February 29, 2000.

                          Amount and
                          Nature of
                          Beneficial      Percent
Name and Address          Ownership     of Class (6)
----------------          ----------    ------------
W. M. Beard               860,381(1)       35.10%
Herb Mee, Jr.             390,802(2)       15.87%
Michael E. Carr            28,643           1.17%
Ford C. Price              18,665(3)       ---(5)
Allan R. Hallock            2,500          ---(5)
Harlon E. Martin, Jr.       1,000          ---(5)
All directors and
 executive officers as
 a group (8 in number)  1,101,396(4)       44.28%
_________

(1) See footnote (5) to table "Security Ownership of Certain
    Beneficial Owners."
(2) See footnote (7) to table "Security Ownership of Certain
    Beneficial Owners."
(3) Includes 10,399 shares owned directly by Mr. Price and 3,266 shares held by an IRA for the benefit of Mr. Price, as to all of which he has sole voting and investment power, and 5,000 shares held by the FCP Trust as to which he has shared voting and investment power.
(4) Includes 573,033 shares as to which directors and executive officers have sole voting and investment power and 528,363 shares as to which they share voting and investment power with others.
(5) Reflects ownership of less than one (1) percent.
(6) See footnote (8) to table "Security Ownership of Certain
    Beneficial Owners."


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

     3. Exhibits. The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

Exhibit
No.            Description
-------        -----------

2 Plan of acquisition, reorganization, arrangement, liquidation or succession:

2(a)   	  Agreement and Plan of Reorganization by and among
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

2(c) Certificate of Merger merging The Beard Company into The New Beard Company as filed with theSecretary of State of Oklahoma on November 26, 1997. (This Exhibit has been previously filed as Exhibit 2.1 to Registrant's Form 8-K, filed on December 8, 1997, and same is incorporated by reference).

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

10        Material contracts:

10(a) Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998
       	  (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated by reference).*

10(b) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997 (The Amended Plan supersedes the original Plan adopted on November 1,
       	  1994).*

10(c) Amendment No. One to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended July 21, 1999 (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit A, filed on May 11, 1999 to Registrant's Proxy Statement dated May 11, 1999, and same is incorporated by reference).*

10(d) Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g) Nonqualified Stock Option Agreement by and between Robert A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h) Nonqualified Stock Option Agreement by and between Toby Tindell and ITF, dated February 27, 1998. (This Exhibit has been previously filed as Exhibit 10(n) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).*

10(i)     Incentive Stock Option Agreement by and between Philip
          R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(j) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(k) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August
       	  14, 1996, and same is incorporated by reference).

10(l) Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(m) Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996.
          (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(n) Coal Fines Extraction and Beneficiation Agreement among CRC NO. 1 LLC, CRC NO. 2 LLC, CRC NO. 3 LLC, CRC NO. 4 LLC, CRC NO. 5 LLC, CRC NO. 6 LLC, (the "Six LLC's") and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(o) Operation and Maintenance Agreement among the Six LLC's and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's
       	  Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(p) Guaranty Agreement among Registrant and the Six LLC's, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(q) Guaranty Agreement between MCNIC Pipeline & Processing Company ("MCNIC") and BTI, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(r)     Loan Agreement between MCNIC and Beard Mining, L.L.C.
          ("BMLLC"), dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant's
       	  Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(s) Promissory Note from BMLLC to MCNIC, dated as of June 24, 1998. (This Exhibit has been previously filed as Exhibit 10.6 to Registrant's Form 8-K, filed on July 15, 1998, and same is incorporated herein by reference).

10(t) Amendment to Coal Fines Extraction and Beneficiation Agreement among the Six LLC's and BMLLC, dated October 30, 1998. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended September 30, 1998, filed on November 23, 1998, and same is incorporated herein by reference).

10(u) Amendment to Operation and Maintenance Agreement among the Six LLC's and BMLLC, dated October 30, 1998. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended September 30, 1998, filed on November 23, 1998, and same is incorporated herein by reference).

10(v) Notice by the Six LLC's of Termination of Operation and Maintenance Agreement with BTI, dated December 16, 1998. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

10(w) Notice by the Six LLC's of Termination of Coal Fines Extraction and Beneficiation Agreement with BTI, dated December 16, 1998. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

10(x) Agreement among MCNIC, the Six LLC's, BMLLC, Registrant and BTI, dated March 19, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

10(y) Letter Agreement by and among Registrant, ITF, Toby B. Tindell and Cristie R. Tindell (the "Tindells"), dated April 13, 1999. (This Exhibit has been previously filed as Exhibit 10(cc) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

10(z) Guaranty Agreement between Registrant and Oklahoma Bank and Trust Company, dated as of June 7, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-Q for the period ended June 30, 1999, filed on August 20, 1999, and same is incorporated herein by reference).

10(aa) Letter Agreement by and among Registrant, ITF, and the Tindells, dated September 18, 1999. (This Exhibit has been previously filed as Exhibit 10(cc) to Registrant's Form 10-Q for the period ended September 30, 1999, filed on November 22, 1999, and same is incorporated herein by reference).

10(bb) Letter Agreement by and among Registrant, ITF, and the Tindells, dated September 18, 1999. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-Q for the period ended September 30, 1999, filed on November 22, 1999, and same is incorporated herein by reference).

10(cc)    Letter Loan Agreement by and between Registrant and The
          William M. Beard and Lu Beard 1988 Charitable Unitrust
          (the "Unitrust") dated April 3, 2000.

10(dd) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000.

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

                                       THE BEARD COMPANY
                                         (Registrant)

DATE:  April 11, 2000                  By  HERB MEE, JR.
                                           Herb Mee, Jr., President

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

  Signature                        Title                   Date
  ---------                        -----                   ----

  By W.M. BEARD                   Chief Executive Officer April 11, 2000
     W.M. Beard

  By HERB MEE, JR.                President and Chief     April 11, 2000
     Herb Mee, Jr.                Financial Officer

  By JACK A MARTINE               Controller and          April 14, 2000
     Jack A. Martine              Chief Accounting Officer

  By W.M. BEARD                   Chairman of the Board   April 11, 2000
     W.M. Beard

  By HERB MEE, JR.                Director                April 11, 2000
     Herb Mee, Jr.

  By ALLAN R. HALLOCK             Director                April 12, 2000
     Allan R. Hallock

  By HARLON E. MARTIN, JR.        Director                April 11, 2000
     Harlon E. Martin, Jr.

  By FORD C. PRICE                Director                April 11, 2000
     Ford C. Price

  By MICHAEL E. CARR              Director                April 11, 2000
     Michael E. Carr

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

10(a)  Amendment No. One to The Beard         Incorporated herein by reference
       Company 1993 Stock Option Plan
       dated August 27, 1993, as amended
       June 4, 1998

10(b)  The Beard Company 1994 Phantom         Filed herewith electronically
       Stock Units Plan adopted November
       1, 1994, as amended effective
       October 23, 1997

10(c)  Amendment No. One to The Beard         Incorporated herein by reference
       Company Deferred Stock Compensa-
       tion Plan dated November 1, 1995,
       as amended July 21, 1999

10(d)  Form of Change in Control Com-         Incorporated herein by reference
       pensation Agreement dated as
       of January 24, 1997, by and
       between Carbonics and three
       employees

10(e)  Amended and Restated Nonquali-         Incorporated herein by reference
       fied Stock Option Agreement by
       and between Richard D. Neely
       and ISITOP, Inc. ("ISITOP"),
       dated November 12, 1998

10(f)  Amended and Restated Nonquali-         Incorporated herein by reference
       fied Stock Option Agreement by
       and between Jerry S. Neely and
       ISITOP, dated November 12, 1998

10(g)  Nonqualified Stock Option Agree-       Incorporated herein by reference
       ment by and between Robert A.
       McDonald and ISITOP, dated
       November 12, 1998

10(h)  Nonqualified Stock Option Agree-       Incorporated herein by reference
       ment by and between Toby Tindell
       and ITF, dated February 27, 1998

10(i)  Incentive Stock Option Agreement       Incorporated herein by reference
       by and between Philip R. Jamison
       and ISITOP, Inc. ("ISITOP"),
       dated November 12, 1998

10(j)  Subscription Agreement by and          Incorporated herein by reference
       between Cibola Corporation
       ("Cibola") and Registrant, dated
       April 10, 1996

10(k)  Nonrecourse Secured Promissory         Incorporated herein by reference
       Note from Registrant to Cibola,
       dated April 10, 1966

10(l)  Security Agreement by and among        Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996

10(m)  Tax Sharing Agreement by and           Incorporated herein by reference
       among Registrant, Cibola and
       the Cibola shareholders, dated
       April 10, 1996

10(n)  Coal Fines Extraction and              Incorporated herein by reference
       Beneficiation Agreement among CRC
       NO. 1 LLC, CRC NO. 2 LLC, CRC
       NO. 3 LLC, CRC NO. 4 LLC, CRC
       NO. 5 LLC, CRC NO. 6 LLC
       (the "Six LLC's") and BTI,
       dated as of June 24, 1998

10(o)  Operation and Maintenance              Incorporated herein by reference
       Agreement among the Six LLC's
       and BTI, dated as of June 24,
       1998

10(p)  Guaranty Agreement among the           Incorporated herein by reference
       Six LLC's and BTI, dated as
       of June 24, 1998

10(q)  Guaranty Agreement among               Incorporated herein by reference
       MCNIC Pipeline & Processing
       Company ("MCNIC") and BTI,
       dated as of June 24, 1998

10(r)  Loan Agreement between MCNIC           Incorporated herein by reference
       and Beard Mining. L.L.C.
       ("BMLLC"), dated as of June
       24, 1998

10(s)  Promissory Note from BMLLC to          Incorporated herein by reference
       MCNIC, dated as of June 24,
       1998

10(t)  Amendment to Coal Fines                Incorporated herein by reference
       Extraction and Beneficiation
       Agreement among the Six LLC's
       and BMLLC, dated October 30,
       1998

10(u)  Amendment to Operation and             Incorporated herein by reference
       Maintenance Agreement among the
       Six LLC's and BMLLC, dated
       October 30, 1998

10(v)  Notice by the Six LLC's of             Incorporated herein by reference
       Termination of Operation and
       Maintenance Agreement with BTI,
       dated December 16, 1998

10(w)  Notice by the Six LLC's of             Incorporated herein by reference
       Termination of Coal Fines
       Extraction and Beneficiation
       Agreement with BTI, dated
       December 16, 1998

10(x)  Agreement by and among MCNIC,          Incorporated herein by reference
       the Six LLC's, BMLLC,
       Registrant and BTI, dated
       March 19, 1999

10(y)  Letter Agreement by and among          Incorporated herein by reference
       Registrant, ITF, Toby B.
       Tindell and Cristie R. Tindell
       (the "Tindells"), dated April 13, 1999

10(z) Guaranty Agreement between Registrant Incorporated herein by reference and Oklahoma Bank and Trust Company, dated as of June 7, 1999

10(aa) Letter Agreement by and among          Incorporated herein by reference
       Registrant, ITF, and the Tindells,
       dated September 18, 1999

10(bb) Letter Agreement by and among          Incorporated herein by reference
       Registrant, ITF, and the Tindells,
       dated September 18, 1999

10(cc) Letter Loan Agreement by and           Filed herewith electronically
       between Registrant and The William
       M. Beard and Lu Beard 1988
       Charitable Unitrust (the "Unitrust")
       dated April 3, 2000

10(dd) Promissory Note from Registrant to     Filed herewith electronically
       the Trustees of the Unitrust dated
       April 3, 2000

21     Subsidiaries of the Registrant         Filed herewith electronically

23     Consent of KPMG LLP                    Filed herewith electronically

27     Financial Data Schedule                Filed herewith electronically