Form 10-Q
period 2000-03-31
BEARD CO /OK
filed 2000-05-22
CIK 909992

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2000.


               Common Stock $.001 par value - 2,438,724

                           THE BEARD COMPANY

                                 INDEX


PART I. FINANCIAL INFORMATION                                     Page

Item 1. Financial Statements

 Balance Sheets - March 31, 2000 (Unaudited) and
  December 31, 1999

 Statements of Operations - Three Months
  ended March 31, 2000 and 1999 (Unaudited)

 Statements of Shareholders' Equity - Year ended December 31, 1999 and Three Months ended March 31, 2000 (Unaudited)

 Statements of Cash Flows - Three Months ended
  March 31, 2000 and 1999 (Unaudited)

 Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  THE BEARD COMPANY AND SUBSIDIARIES
                             Balance Sheets
          March 31, 2000 (Unaudited) and December 31, 1999
                                                    March 31,      December 31,
                      Assets                          2000            1999
                                                   -----------     ------------
Current assets:
  Cash and cash equivalents                        $   299,000     $   767,000
  Investments                                                -         280,000
  Accounts receivable, less allowance for doubtful
     receivables of $13,000 in 2000 and 1999           314,000         480,000
  Inventory                                            100,000         103,000
  Prepaid expenses and other assets                     62,000          98,000
  Current portion of notes receivable                   80,000          80,000
                                                   -----------     -----------
       Total current assets                            855,000       1,808,000
                                                   -----------     -----------

Notes receivable                                       817,000         756,000

Investments and other assets                         1,206,000       1,324,000

Property, plant and equipment, at cost               7,022,000       6,879,000
  Less accumulated depreciation, depletion and
   amortization                                      4,013,000       3,987,000
                                                   -----------     -----------
       Net property, plant and equipment             3,009,000       2,892,000
                                                   -----------     -----------
Intangible assets, at cost                              35,000          25,000
  Less accumulated amortization                          1,000           1,000
                                                   -----------     -----------
       Net intangible assets                            34,000          24,000
                                                   -----------     -----------
                                                   $ 5,921,000     $ 6,804,000
                                                   ===========     ===========
          Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                           $   221,000     $   262,000
  Accrued expenses                                     778,000         869,000
  Income taxes payable                                  74,000          88,000
  Current maturities of long-term debt                  17,000          17,000
  Short-term debt                                       50,000               -
                                                   -----------     -----------
       Total current liabilities                     1,140,000       1,236,000
                                                   -----------     -----------

Long-term debt less current maturities                   9,000          13,000

Minority interest in consolidated subsidiaries          10,000               -

Redeemable preferred stock of $100 stated value;
  5,000,000 shares authorized; 27,838 shares
  issued and outstanding (note 5)                      889,000         889,000

Common shareholders' equity:
  Common stock of $.001 par value per share;
   10,000,000 shares authorized; 2,832,129
   shares issued and outstanding in 2000 and 1999        3,000           3,000
  Capital in excess of par value                    37,723,000      37,723,000
  Accumulated deficit                              (32,006,000)    (31,218,000)
  Accumulated other comprehensive income (loss)         (1,000)          4,000
  Treasury stock, 393,405 shares, at cost in 2000
   and 1999                                         (1,846,000)     (1,846,000)
                                                   -----------     -----------
       Total common shareholders' equity             3,873,000       4,666,000
                                                   -----------     -----------
Commitments and contingencies (note 8)
                                                   $ 5,921,000     $ 6,804,000
                                                   ===========     ===========

See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Operations
                                  (Unaudited)
                                                   For the Three Months Ended
                                                   --------------------------
                                                     March 31,     March 31,
                                                       2000          1999
                                                    -----------   -----------
Revenues:
 Coal reclamation                                   $    12,000   $   684,000
 Carbon dioxide                                          99,000       119,000
 China                                                        -             -
 Environmental remediation                                    -             -
 Natural gas well servicing                              65,000             -
 e-Commerce                                                   -             -
 Other                                                    6,000         9,000
                                                    -----------   -----------
                                                        182,000       812,000
                                                    -----------   -----------
Expenses:
 Coal reclamation                                       175,000       413,000
 Carbon dioxide                                          21,000        28,000
 China                                                   83,000        83,000
 Environmental remediation                               40,000        56,000
 Natural gas well servicing                              43,000             -
 Selling, general and administrative                    455,000       446,000
 Depreciation, depletion and amortization                26,000       181,000
 Other                                                   10,000         8,000
                                                    -----------   -----------
                                                        853,000     1,215,000
                                                    -----------   -----------
Operating profit (loss):
 Coal reclamation                                      (215,000)       27,000
 Carbon dioxide                                          70,000        84,000
 China                                                 (109,000)      (83,000)
 Environmental remediation                              (66,000)      (77,000)
 Natural gas well servicing                             (28,000)            -
 e-Commerce                                             (75,000)      (18,000)
 Other, primarily corporate                            (248,000)     (336,000)
                                                    -----------   -----------
                                                       (671,000)     (403,000)
Other income (expense):
 Interest income                                         27,000        53,000
 Interest expense                                        (1,000)     (156,000)
 Equity in operations of unconsolidated affiliates     (149,000)      (45,000)
 Gain on sale of assets                                       -         2,000
 Minority interest in operations of consolidated
  subsidiary                                              6,000             -
 Other                                                    6,000        38,000
                                                    -----------   -----------
Loss from continuing operations before income taxes    (782,000)     (511,000)

Income taxes (note 7)                                    (6,000)            -
                                                    -----------   -----------
Loss from continuing operations                        (788,000)     (511,000)

 Loss from discontinued operations (note 4)                   -       (40,000)
                                                    -----------   -----------
Net loss                                            $  (788,000)  $  (551,000)
                                                    ===========   ===========
Net loss per average common share outstanding:
 Basic and diluted:
    Loss from continuing operations                 $     (0.32)  $     (0.21)
    Loss from discontinued operations                         -         (0.01)
                                                    -----------   -----------
    Net loss                                        $     (0.32)  $     (0.22)
                                                    ===========   ===========

Weighted average common shares outstanding -
 basic and diluted                                    2,439,000     2,468,000
                                                    ===========   ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Shareholders' Equity
                                                                   Accumulated                Total
                                       Capital in                     Other                  Common
                                Common  Excess of   Accumulated   Comprehensive Treasury   Shareholders'
                                Stock   Par Value     Deficit        Income      Stock       Equity
                               -------- ---------   -----------   ------------- --------   -------------

Balance, December 31, 1998     $  3,000 $ 37,747,000 $(27,819,000) $       -  $(1,544,000) $ 8,387,000

Net loss                              -            -   (3,399,000)         -            -   (3,399,000)
Comprehensive income:
  Foreign currency translation
  adjustment                          -            -            -      4,000            -        4,000
                                                                                           -----------
Comprehensive loss                                                                          (3,395,000)
                                                                                           -----------
Issuance of 3,760 shares of treasury stock
  for stock option exercises          -      (24,000)           -          -       24,000            -

Purchase of 86,275 shares of common
  stock                               -            -            -          -     (326,000)    (326,000)
                               -------- ------------ ------------  ---------  -----------  -----------
Balance, December 31, 1999     $  3,000 $ 37,723,000 $(31,218,000) $   4,000  $(1,846,000) $ 4,666,000

Net loss, three months ended March 31, 2000
  (unaudited)                         -            -     (788,000)         -            -     (788,000)
Comprehensive loss:
  Foreign currency translation
  adjustment (unaudited)              -            -            -     (5,000)           -       (5,000)
                                                                                           -----------
Comprehensive loss (unaudited)                                                                (793,000)
                                                                                           -----------

                               -------- ------------ ------------  ---------  -----------  -----------
Balance, March 31, 2000
  (unaudited)                  $  3,000 $ 37,723,000 $(32,006,000) $  (1,000) $(1,846,000) $ 3,873,000
                               ======== ============ ============  =========  ===========  ===========

See accompanying notes to financial statements.

                      THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Cash Flows
                                (Unaudited)
                                                For the Three Months Ended
                                                --------------------------
                                               March 31, 2000 March 31, 1999
                                               -------------- --------------
Operating activities:
 Cash received from customers                  $    873,000   $  3,131,000
 Cash paid to suppliers and employees            (1,392,000)    (3,118,000)
 Interest received                                   12,000         62,000
 Interest paid                                       (1,000)      (165,000)
 Taxes paid                                         (20,000)       (49,000)
                                               ------------   ------------
      Net cash used in operating activities        (528,000)      (139,000)
                                               ------------   ------------
Investing activities:
 Acquisition of property, plant and equipment      (176,000)       (34,000)
 Proceeds from sale of assets                             -          3,000
 Proceeds from redemptions of certificates
  of deposit                                        280,000              -
 Investment in and advances to fifty percent-
  owned subsidiary                                 (125,000)      (355,000)
 Advances for notes receivable                     (128,000)      (196,000)
 Payments on notes receivable                        67,000         15,000
 Other                                               96,000         89,000
                                               ------------   ------------
      Net cash provided by (used in) investing
       activities                                    14,000       (478,000)
                                               ------------   ------------
Financing activities:
 Payments on line of credit and term notes           (4,000)      (167,000)
 Proceeds from short term notes                      50,000              -
 Purchase of treasury stock                               -       (236,000)
                                               ------------   ------------
      Net cash provided by (used in)
       financing activities                          46,000       (403,000)
                                               ------------   ------------
Net decrease in cash and cash equivalents          (468,000)    (1,020,000)

Cash and cash equivalents at beginning of period    767,000      5,190,000
                                               ------------   ------------
Cash and cash equivalents at end of period     $    299,000   $  4,170,000
                                               ============   ============

Continued

                    THE BEARD COMPANY AND SUBSIDIARIES
                        Statements of Cash Flows
                               (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                For the Three Months Ended
                                                --------------------------
                                               March 31, 2000 March 31, 1999
                                               -------------- --------------
Net loss                                       $   (788,000)  $   (551,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation, depletion and amortization            26,000        181,000
 Gain on sale of assets                                   -         (2,000)
 Equity in operations of unconsolidated affiliates  149,000         85,000
 Net cash used by discontinued operations
  offsetting accrued impairment loss               (112,000)      (171,000)
 Minority interest in operations of consolidated
  subsidiary                                         (6,000)             -
 Noncash compensation expense                         6,000              -
 Other                                                    -          3,000
 Decrease in accounts receivable, prepaid expenses
  and other current assets                          172,000        861,000
 (Increase) decrease in inventories                   3,000        (37,000)
 Increase (decrease) in accounts payable, accrued
  expenses and other liabilities                     22,000       (508,000)
                                                -----------    -----------
 Net cash used in operating activities          $  (528,000)   $  (139,000)
                                                ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
 Issuance of subsidiary common stock in exchange
  for ownership in applied-for patents          $    10,000    $         -
                                                ===========    ===========

 Exchange of coal extraction and beneficiation
  equipment for release of debt obligation      $         -    $23,053,000
                                                ===========    ===========

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                       Notes to Financial Statements

                          March 31, 2000 and 1999
                               (Unaudited)

(1)  Summary of Significant Accounting Policies
     Basis of Presentation
  The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 1999 annual report on Form 10-K.

  The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest ("Beard or the Company"). Subdidiaries and investees in which Beard does not exercise control are accounted for using the equity method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

  The financial information included herein is unaudited;
  however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

  The results of operations for the three-month period ended
  March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

  The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, (4) the Environmental Remediation ("ER") Segment, (5) the Natural Gas Well Servicing ("WS") Segment, and (6) the e-Commerce ("e-Commerce") Segment.

  The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The China Segment is pursuing (i) the sale of coal equipment, (ii) environmental opportunities, (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The CO2 Segment consists of the production of CO2 gas. The ER Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination. The WS Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five of them custom fabricated for use on a trial basis. The e-Commerce Segment consists of a 78%-owned subsidiary in the process of developing and executing an Internet payment system.

  As discussed in note 4, in April 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities business (the "ITF" Segment). As discussed in note 4, in December 1999 the Management Committee of NABR adopted a plan to discontinue its brine extraction/iodine manufacturing business which comprised the Company's ("BE/IM") Segment.

(2)  Liquidity and Ability to Fund Operations
  In January 1999, the Company's primary source of revenues and cash flows was eliminated by the termination of the Operating Agreements with MCNIC (see note 3). As a result of the termination of the plant operating agreements, the requirement to fund operating losses, and the decision to pursue other investment opportunities, including the repurchase of Company common stock, the Company's working capital and cash and cash equivalents decreased significantly at March 31, 2000 compared to March 31, 1999. To mitigate potential liquidity problems, the Company obtained stand-by financing of $1.3 million in April 2000, $1 million of which was from an affiliate of the Company's chairman. The Company also expects to generate cash from the disposition of assets of discontinued operations.

  The Company is focusing on replacing its Coal Segment's revenues. In November 1999 the Company signed letters of intent with a large coal company and a Section 29 operator which call for the Company to build and operate two fine coal preparation plants to recover clean coal from two ponds to provide the feed stock for two briquetting plants (the "LOI Projects"). The Company is still attempting to finalize the definitive agreements for these projects. However, some recent developments concerning the availability of qualified
  Section 29 briquetters could have a substantial economic effect on the projects as contemplated in the original letters of intent, and the Section 29 operator involved in the arrangement is currently attempting to renegotiate certain of the terms. As a result, there is no assurance that the LOI Projects will be finalized. There is also the possibility that the Company will proceed on these projects without the
  Section 29 operator and produce washed coal fines if a satisfactory market can be found.

  The Company's project financing plans for the Coal Segment are on hold until the status of the LOI Projects has been determined. Meanwhile, the Company's new $300,000 bank line of credit together with the $1 million line of credit provided by a related party are expected to be sufficient to meet the Company's working capital requirements through 2000.

(3)  Termination of MCNIC Agreements
  In June of 1998 the Company, through its wholly-owned subsidiary, Beard Technologies, Inc. ("BTI"), entered into agreements with affiliates of MCNIC Pipeline & Processing Company ("MCNIC") pursuant to which BTI acquired coal fines extraction and beneficiation equipment located at six coal slurry impoundment sites for $24,000,000. BTI financed the purchase with a $24,000,000 loan from MCNIC. BTI operated and maintained such equipment and six briquetting plants for affiliates of MCNIC under a cost-plus arrangement pursuant to which it received a minimum profit of $100,000 per month. Effective January 31, 1999, MCNIC terminated the operating agreements and assumed ownership of the equipment, relieving BTI of its debt obligation to MCNIC.

 (4)  Discontinued Operations
      BE/IM Segment
  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results was a $40,000 loss for the three months ended March 31, 1999. As of March 31, 2000, Beard's investment in NABR was $225,000.

  In December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. $778,000 of NABR's loss represents the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999. $572,000 of NABR's loss represents anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual loss for the three months ended March 31, 2000 was $56,000 which was charged against the loss accrual recorded in 1999.

  The Management Committee of NABR is actively pursuing opportunities to sell its assets and expects the disposition to be completed by December 31, 2000.

    ITF Segment
  On April 9, 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. In April 1999, Beard entered into an agreement with ITF and its minority shareholders which failed to close. In September 1999 Beard, ITF and the minority shareholders entered into new agreements which were completed on November 18, 1999. As a result of the transaction, ITF disposed of a majority of its assets, and was relieved of its outstanding debt of $2,149,000 and accounts payable of $126,000, retained two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

  In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment.
  $180,000 of the loss represented additional expected operating losses of ITF through the disposal date of the remaining assets; and $34,000 of the loss represented a further reduction in the estimated realizable value of the remaining C-stores as of December 31, 1999. ITF's revenues and actual operating losses were $538,000 and $112,000, respectively, for the three months ended March 31, 2000. The actual losses for the three months ended March 31, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999.

  As of March 31, 2000, the significant assets related to the ITF Segment consist of cash, inventory and the two remaining C-stores with a total recorded value of $844,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $119,000.
  Beard is actively seeking opportunities to sell the remaining C-stores and expects the C-stores to be sold by year-end 2000.

(5)  Redeemable Preferred Stock
  The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2000 operations through March 31 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(6)  Loss Per Share
  Basic loss per share data is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.

  Diluted loss per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all periods presented.

(7)  Income Taxes
  In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The $6,000 provision for income taxes for the three months ended March 31, 2000 relates to federal alternative minimum taxes. There was no provision for taxes for the three months ended March 31, 1999.

  At March 31, 2000, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                      Expiration
                                         Date       Amount
                                      ----------    ------
   Federal regular tax operating      2004-2009     $52,068
   loss carryforwards

   Investment tax credit carryforward 2000          $   104

   Tax depletion carryforward         Indefinite    $ 5,500

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

(9)  Business Segment Information
  The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first quarter of 2000 and 1999:
  Coal, China, Carbon Dioxide, Natural Gas Well Servicing, and Environmental Remediation.

  The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The China Segment is pursuing (i) the sale of coal equipment, (ii) environmental opportunities, (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The Carbon Dioxide Segment consists of the production of CO2 gas. The Natural Gas Well Servicing Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five custom fabricated for use on a trial basis. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination.

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

                                                          Natural
                                              Environ-     Gas
                                     Carbon    mental      Well
                      Coal     China Dioxide Remediation Servicing Other Totals
                      ----     ----- ------- ----------- --------- ----- ------
Three months ended
------------------
March 31, 2000
--------------
Revenues from
 external customers   $   12   $   -   $ 99       $  -   $  235   $  -   $  346
Segment profit (loss)   (216)   (109)    70        (66)    (518)   (75)    (914)
Segment assets         1,395       -    462          9    2,453     23    4,342

Three months ended
------------------
March 31, 1999
--------------
Revenues from
 external customers   $  684   $   -   $119       $  -   $   87   $  -   $  890
Segment profit (loss)   (124)    (83)    84        (84)    (229)   (18)   (454)
Segment assets         1,500       -    531         53    1,015      -    3,099

  Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2000 and 1999 (in thousands):

                                                  2000        1999
                                                  ----        ----
    Total loss for reportable segments           $(914)      $(454)
    Eliminate loss from Natural Gas Well
      Servicing operations accounted for as an
      equity investment                            490         229
    Equity in loss from Natural Gas Well
      Servicing operations accounted for
      as an equity investment                     (245)       (114)
    Net corporate costs not allocated to
      segments                                    (119)       (212)
                                                 -----       -----
         Total consolidated loss for
           continuing operations                 $(788)      $(551)
                                                 =====       =====

               THE BEARD COMPANY AND SUBSIDIARIES

          DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL
FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM
2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

  The following discussion focuses on material changes in the Company's financial condition since December 31, 1999 and results of operations for the quarter ended March 31, 2000 compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

  In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 1999 Form 10-K.

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

  In April 1999 the Company adopted a plan to discontinue its "ITF" Segment, and those operations were reflected as discontinued operations in 1998. The majority of the assets of the ITF Segment were disposed of in November 1999 and the Company is pursuing the sale of the remaining assets. In December 1999 the Company adopted a plan to discontinue its "BE/IM" Segment, and those operations were reflected as discontinued operations in 1999. The Company is now in the process of liquidating those assets.

Material changes in financial condition - March 31, 2000 as compared with December 31, 1999.

  The following table reflects changes in the Company's financial condition during the periods indicated:

                                    March 31,  December 31,   Increase
                                     2000          1999      (Decrease)
                                    ---------  ------------  ----------
  Cash and cash equivalents       $  299,000   $  767,000    $ (468,000)

  Working capital                 $ (285,000)  $  572,000    $ (857,000)

  Current ratio                      .75 to 1     1.46 to 1

  During the first quarter of 2000, the Company reduced its working capital by $857,000 from $572,000 as of December 31, 1999. $95,000 of the decrease was attributable to purchases of equipment by the Coal Segment. $42,000 of working capital was used to pay for equipment utilized by the Company's subsidiary which rents sand separators in northeastern Mexico. There were net advances of $125,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. $66,000, $109,000 and $75,000, respectively, were used to fund the startup activities of the E/R, China and e-Commerce Segments. The remainder of the working capital was utilized to fund other operations.

      Termination of the agreements to operate the MCNIC coal fines projects effective January 31, 1999 (see Note 3 to the accompanying financial statements) had a material detrimental effect upon the Company's profitability during the first quarter of 1999 as well as the subsequent periods. In November 1999 the Company signed letters of intent with a large coal company and a
Section 29 operator which call for us to build and operate two fine coal preparation plants to recover clean coal from two ponds to provide the feed stock for two briquetting plants (the "LOI Projects"). We are still attempting to finalize the definitive agreements for these projects. However, some recent developments concerning the availability of qualified Section 29 briquetters could have a substantial economic effect on the projects as contemplated in the original letters of intent, and the Section 29 operator involved in the arrangement is currently attempting to renegotiate certain of the terms. As a result, there is no assurance that the LOI Projects will be finalized. There is also the possibility that we will proceed on these projects without the Section 29 operator and produce coal fines that will be sold in the spot market or some other mutually agreeable basis.

  The Coal Segment is also working on several other projects which have the potential for good prospective return on investment. On one of these projects we are discussing the possibility of forming a joint venture or entering into a leasing arrangement on some mutually beneficial basis with a company that has a beneficiation plant and an available pond.

  The Company's project financing plans for the Coal Segment are on hold until the status of the LOI Projects has been determined. Meanwhile, the Company's new $300,000 bank line of credit together with the $1 million line of credit provided by a related party are expected to be sufficient to meet the Company's working capital requirements through 2000. In addition, the Company is attempting to dispose of the remaining assets of the discontinued ITF Segment while at the same time liquidating the assets of the discontinued BE/IM Segment. The discontinuance of the ITF and BE/IM Segments will benefit liquidity by generating cash from the liquidation of the assets of the two segments and by eliminating the funding of losses generated by the operations of the ITF Segment. We will also be selling certain other assets to generate cash if necessary.

  The Company's future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas and the services provided by the Company's WS Segment, private and governmental demand for environmental remediation services, demand for the services and technology being offered in China, and the degree to which the Company is successful in bringing its Internet technology to a favorable conclusion. The Company anticipates that its current resources and available credit lines are sufficient to enable it to fund its operations through 2000.

  Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 5 to the accompanying financial statements.

Material changes in results of operations - Quarter ended March
31, 2000 as compared with the Quarter ended March 31, 1999.

  The loss for the first quarter of 2000 was $788,000 compared to $551,000 for the 1999 first quarter. The operating loss in the Coal Segment increased by $242,000. The operating profit in the CO2 Segment decreased $14,000. The operating loss in the China Segment increased $26,000 to $109,000 for the first quarter of 2000 compared to 1999. There was an $11,000 reduction in the operating losses of the ER Segment for the first quarter of 2000 compared to the first quarter of 1999. The new e-Commerce Segment incurred operating losses of $75,000 for the first quarter of 2000 compared to $18,000 in the first quarter of 1999. The operating loss in Other activities for the first quarter of 2000 decreased $88,000 compared to the same period in 1999. As a result, the operating loss for the current quarter increased $268,000 to $671,000 versus $403,000 in the corresponding quarter of the prior year.

  Operating results of the Company's primary operating Segments are reflected below:

                                            2000          1999
                                            ----          ----
             Operating profit (loss):
                Coal reclamation         $(215,000)     $  27,000
                Carbon dioxide              70,000         84,000
                China                     (109,000)       (83,000)
                Environmental remediation  (66,000)       (77,000)
                Natural gas well servicing (28,000)             -
                e-Commerce                 (75,000)       (18,000)
                                         ---------      ---------
                     Subtotal             (423,000)       (67,000)
                Other                     (248,000)      (336,000)
                                         ---------      ---------
                                         $(671,000)     $(403,000)
                                         =========      =========

  The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

  As discussed in Note 3 to the accompanying financial statements, since April 1998, the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The operating loss of $215,000 for the first quarter of 2000 compared to a profit of $27,000 for the same period in 1999 reflects the effects of the termination of this contract.

Carbon dioxide

  First quarter 2000 operations reflected an operating profit of $70,000 compared to $84,000 for the 1999 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $20,000 or 17% to $99,000 for the first three months of 2000 compared to $119,000 for the same period in 1999. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices in late 1998-early 1999 caused a sharp decline in the demand for CO2 gas. Demand began increasing in late 1999 as oil prices improved, but has not totally recovered to the preceding year's level. As a result, the Company's share of production from the above interests declined to 365,000 MCF for the first quarter of 2000 compared to 425,000 MCF for the same period in 1999.

Environmental remediation

  The subsidiary in this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. This remains a startup operation which generated no revenues in either the first quarter of 2000 or 1999. The segment produced an operating loss of $66,000 in 2000 versus $77,000 in 1999, reflecting a decrease in operating expenses due to a reduced level of corporate staffing during the first quarter of 2000 compared to the same period in 1999.

Natural gas well servicing

  The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January after contracts with Petroleos Mexicanos ("Pemex") were allowed to expire by Pemex rather than being "rolled over" as has been the practice in the past. The two companies are bidding on new contracts which are expected to be let in late May and June.
The sand separator company, formed late in the third quarter of 1999, incurred an operating loss of $28,000 for the first quarter of 2000. The Company's share of the loss for its 50%-owned natural gas well testing investee was $246,000 for the first three months of 2000 versus a loss of $114,000 for the same period in 1999, with the suspension of operations accounting for the increase.

e-Commerce

  The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $75,000 for the first quarter of 2000 versus an operating loss of $18,000 in the prior year quarter. Segment personnel are pursuing funding for the programming and testing of the software, the purchase of necessary hardware, the hiring of the necessary staff and are also pursuing strategic alliances to facilitate the launching of the technology.

Other activities

  Other operations, consisting primarily of general and corporate activities, generated a $88,000 smaller operating loss for the first quarter of 2000 as compared to the same period last year primarily as the result of the allocation of related expenses to the Company's new e-Commerce subsidiary.

Selling, general and administrative expenses

  The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $455,000 from $446,000 in the 1999 first quarter. The primary reasons for this were a $55,000 decrease in SG&A expenses incurred by the Coal Segment as the segment was downsized while its personnel sought new opportunities for its technology during the first three months of 2000 compared to the same period in 1999 and a $58,000 decrease in SG&A expenses for Other operations - principally corporate for the same period. The China Segment incurred an additional $25,000 in SG&A expenses as the personnel involved expanded the scope of services offered to the various markets in China. The new e-Commerce Segment incurred $75,000 in SG&A for the first quarter of 2000 compared to $18,000 for the same period in 1999. The WS Segment incurred an additional $25,000 in SG&A expenses for the first quarter of 2000 compared to the same period in 1999 as the segment expanded its market in the fourth quarter of 1999 to include the rental of the sand separators.

Depreciation, depletion and amortization expenses

  DD&A expense decreased $155,000 from $181,000 to $26,000 from the first quarter of 1999 to the same period in 2000. $150,000 of the decrease relates to depreciation on the coal fines extraction and beneficiation equipment in the Coal Segment for the month of January, 1999. On March 19, 1999, effective January 31, 1999, the Company assigned all its interest in the company owning the equipment to the noteholder in exchange for a release on the debt for which the property was security.

Other income and expenses

  The other income and expenses for the first quarter of 2000 netted to a $111,000 loss compared to a $108,000 loss for the same period in 1999. Interest income was down $26,000 for the first quarter of 2000 compared to the same period in 1999 reflecting the Company's use of cash and sales of investments. Interest expense was down $155,000 as a result of the release of the debt, effective January 31, 1999, incurred to purchase the coal fines and beneficiation equipment.

  The Company's equity in the loss of unconsolidated affiliates was up $104,000 for the first quarter of 2000 compared to 1999. The Company recorded a loss of $246,000 for the first three months of 2000 compared to a loss of $114,000 for the same period in 1999 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico. This entity generated its initial revenues in the first quarter of 1999 which were not sufficient to cover the overhead costs of the operations. The operations of this entity were severely curtailed in the first quarter of 2000 as Pemex allowed the contracts for its subcontractors providing services to expire rather than have them automatically renew. See the discussion regarding the WS Segment above. The Company's equity in the earnings of Cibola increased $32,000 from $65,000 for the first quarter of 1999 to $97,000 for the same period in 2000 reflecting Cibola's improved operating results.

Income taxes

  The Company provided $6,000 in federal alternative minimum tax in the first quarter of 2000. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results was a $40,000 loss for the three months ended March 31, 1999. As of March 31, 2000, Beard's investment in NABR was $225,000.

  In December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. $778,000 of NABR's loss represents the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999. $572,000 of NABR's loss represents anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual loss for the three months ended March 31, 2000 was $56,000 which was charged against the loss accrual it recorded in 1999. See Note 4 to the accompanying financial statements.

Impact of Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July, 1999, that delayed the effective date of SFAS 133 until fiscal years after June 15, 2000. The Company plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2001, and such adoption is not expected to have a material impact on the Company's financial position or future results of operations.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation
- an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees" ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

  At March 31, 2000, the Company had notes receivable of $897,000 and long-term debt of $26,000. The notes receivable and long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. At March 31, 2000, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $5,000 and reduced the fair value of its long-term debt by less than $1,000.

  The Company has no other market risk sensitive instruments.


PART II.  OTHER INFORMATION.

Item 2.  Changes in Securities.

  The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the Stock Purchase Agreement. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. As a result of these redemption requirements, the payment of any dividends to the common stockholders in the near future is very unlikely. See Note 5 to the accompanying financial statements.

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

10     Material contracts:

10(a) Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998. (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated by reference).*

10(b)  The Beard Company 1994 Phantom Stock Units Plan as amended
       effective October 23, 1997.   (This Exhibit has been
       previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated by reference).*

10(c) Amendment No. One to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended July 21, 1999. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit A, filed on May 11, 1999 to Registrant's Proxy Statement dated May 11, 1999, and same is incorporated by reference).*

10(d) Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(g)  Nonqualified Stock Option Agreement by and between Robert
       A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(h) Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(j) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1966. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(k) Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(l) Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(m) Guaranty Agreement between Registrant and Oklahoma Bank and Trust Company, dated as of June 7, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-Q for the period ended June 30, 1999, filed on August 20, 1999, and same is incorporated herein by reference).

10(n) Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(cc) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated by reference).

10(o)  Promissory Note from Registrant to the Trustees of the
       Unitrust dated April 3, 2000.   (This Exhibit has been
       previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated by reference).

27     Financial Data Schedule

----------------

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

                               (Registrant)   THE BEARD COMPANY

(Date)  May 22, 2000            HERB MEE, JR.
                                Herb Mee, Jr., President and
                                Chief Financial Officer

(Date)  May 22, 2000            JACK A. MARTINE
                                Jack A. Martine, Controller and
                                Chief Accounting Officer

                              EXHIBIT INDEX

Exhibit
No.           Description                        Method of Filing
---           -----------                        ----------------
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

4(a)   Certificate of Designations, Powers, Incorporated herein by reference
       Preferences and Relative, Partici-
       pating, Option and Other Special
       Rights, and the Qualifications,
       Limitations or Restrictions Thereof
       of the Series A Convertible Voting
       Preferred Stock of the Registrant.

4(b) Settlement Agreement, with Certifi- Incorporated herein by reference cate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company,
       New York Life Insurance and
       Annuity Company, John Hancock Mutual
       Life Insurance Company, Memorial
       Drive Trust and Sensor, dated as of
       April 13, 1995.

10(a)  Amendment No. One to The Beard       Incorporated herein by reference
       Company 1993 Stock Option Plan dated
       August 27, 1993, as amended June 4,
       1998.

10(b)  The Beard Company 1994 Phantom Stock Incorporated herein by reference
       Units Plan as amended effective
       October 23, 1997.

10(c)  Amendment No. One to The Beard       Incorporated herein by reference
       Company Deferred Stock Compensation
       Plan dated November 1, 1995, as
       amended July 21, 1999.

10(d) Form of Change in Control Compensa- Incorporated herein by reference tion Agreement dated as of January
       24, 1997, by and between Carbonics
       and three employees.

10(e)  Amended and Restated Nonqualified    Incorporated herein by reference
       Stock Option Agreement by and
       between Richard D. Neely and ISITOP,
       Inc. ("ISITOP"), dated November 12,
       1998.

10(f)  Amended and Restated Nonqualified    Incorporated herein by reference
       Stock Option Agreement by and
       between Jerry S. Neely and ISITOP,
       dated November 12, 1998.

10(g) Nonqualified Stock Option Agreement Incorporated herein by reference by and between Robert A. McDonald and ISITOP, dated November 12, 1998.

10(h) Incentive Stock Option Agreement by Incorporated herein by reference and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998.

10(i)  Subscription Agreement by and be-    Incorporated herein by reference
       tween Cibola Corporation ("Cibola")
       and Registrant, dated April 10, 1996.

10(j) Nonrecourse Secured Promissory Note Incorporated herein by reference from Registrant to Cibola, dated
       April 10, 1966.

10(k)  Security Agreement by and among      Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996.

10(l)  Tax Sharing Agreement by and among   Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996.

10(m)  Guaranty Agreement between           Incorporated herein by reference
       Registrant and Oklahoma Bank and
       Trust Company, dated as of June 7,
       1999.

10(n)  Letter Loan Agreement by and between Incorporated herein by reference
       Registrant and The William M. Beard
       and Lu Beard 1988 Charitable Unitrust
       (the "Unitrust") dated April 3, 2000.

10(o)  Promissory Note from Registrant to   Incorporated herein by reference
       the Trustees of the Unitrust dated
       April 3, 2000.

27     Financial Data Schedule              Filed herewith electronically