Form 10-Q
period 2000-06-30
BEARD CO /OK
filed 2000-08-14
CIK 909992

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the period ended June 30, 2000
                               or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934



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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2000.

            Common Stock $.001 par value - 2,438,724

                        THE BEARD COMPANY

                              INDEX


PART I. FINANCIAL INFORMATION                                     Page

Item 1.   Financial Statements

 Balance Sheets - June 30, 2000 (Unaudited) and
  December 31, 1999

 Statements of Operations - Three Months and Six
  Months ended June 30, 2000 and 1999 (Unaudited)

 Statements of Shareholders' Equity - Year ended
  December 31, 1999 and Six Months ended June 30, 2000 (Unaudited)

 Statements of Cash Flows - Six Months ended June 30, 2000 and
  1999 (Unaudited)

 Notes to Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.   Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                      THE BEARD COMPANY AND SUBSIDIARIES
                                 Balance Sheets
              June 30, 2000 (Unaudited) and December 31, 1999
                                                      June 30,    December 31,
                               Assets                   2000            1999
                                                        ----            ----
Current assets:
  Cash and cash equivalents                       $    101,000    $    767,000
  Investments                                                -         280,000
  Accounts receivable, less allowance for doubtful
     receivables of $42,000 in 2000 and $13,000
     in 1999                                           349,000         480,000
  Inventory                                            109,000         103,000
  Prepaid expenses and other assets                     63,000          98,000
  Current portion of notes receivable                   82,000          80,000
                                                  ------------    ------------
       Total current assets                            704,000       1,808,000
                                                  ------------    ------------
Notes receivable                                       857,000         756,000

Investments and other assets                           956,000       1,324,000

Property, plant and equipment, at cost               7,094,000       6,879,000
  Less accumulated depreciation, depletion and
     amortization                                    4,027,000       3,987,000
                                                  ------------    ------------
       Net property, plant and equipment             3,067,000       2,892,000
                                                  ------------    ------------

Intangible assets, at cost                              44,000          25,000
  Less accumulated amortization                          1,000           1,000
                                                  ------------    ------------
       Net intangible assets                            43,000          24,000
                                                  ------------    ------------

                                                  $  5,627,000    $  6,804,000
                                                  ============    ============

          Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                          $    220,000    $    262,000
  Accrued expenses                                     472,000         606,000
  Current maturities of long-term debt                  21,000          17,000
                                                  ------------    ------------
       Total current liabilities                       713,000         885,000
                                                  ------------    ------------
Long-term debt less current maturities                 683,000          13,000

Other long-term liabilities                            343,000         351,000

Redeemable preferred stock of $100 stated
   value; 5,000,000 shares authorized;
   27,838 shares issued and outstanding (note 5)       889,000         889,000

Common shareholders' equity:
  Common stock of $.001 par value per share;
     10,000,000 shares authorized; 2,832,129
     shares issued and outstanding
     in 2000 and 1999                                    3,000           3,000
  Capital in excess of par value                    37,723,000      37,723,000
  Accumulated deficit                              (32,862,000)    (31,218,000)
  Accumulated other comprehensive income (loss)        (19,000)          4,000
  Treasury stock, 393,405 shares, at cost in
     2000 and 1999                                  (1,846,000)     (1,846,000)
                                                  ------------   -------------
       Total common shareholders' equity             2,999,000       4,666,000
                                                  ------------   -------------
Commitments and contingencies (note 8)
                                                  $  5,627,000   $   6,804,000
                                                  ============   =============

See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Operations
                                   (Unaudited)
                                   For Three Months Ended  For Six Months Ended
                                   ---------------------- ---------------------
                                    June 30,   June 30,   June 30,     June 30,
                                      2000       1999       2000         1999
                                      ----       ----       ----         ----
Revenues:
 Coal reclamation                  $  11,000  $ 108,000  $    23,000  $   792,000
 Carbon dioxide                      114,000    105,000      213,000      224,000
 China                                     -          -            -            -
 Environmental remediation                 -          -            -            -
 Natural gas well servicing                -          -       65,000            -
 e-Commerce                                -          -            -            -
 Other                                 9,000     21,000       15,000       30,000
                                   ---------  ---------  -----------  -----------
                                     134,000    234,000      316,000    1,046,000
                                   ---------  ---------  -----------  -----------
Expenses:
 Coal reclamation                    184,000    275,000      359,000      688,000
 Carbon dioxide                       15,000     26,000       36,000       54,000
 China                               107,000     75,000      190,000      158,000
 Environmental remediation            41,000     46,000       81,000      102,000
 Natural gas well servicing            5,000          -       48,000            -
 e-Commerce                                -          -            -            -
 Selling, general and administrative 397,000    506,000      852,000      952,000
 Depreciation, depletion &
  amortization                        28,000     23,000       54,000      204,000
 Other                                12,000     38,000       22,000       46,000
                                   ---------  ---------  -----------  -----------
                                     789,000    989,000    1,642,000    2,204,000
                                   ---------  ---------  -----------  -----------
Operating profit (loss):
 Coal reclamation                   (223,000)  (206,000)    (438,000)    (179,000)
 Carbon dioxide                       91,000     70,000      161,000      154,000
 China                               (82,000)   (75,000)    (191,000)    (158,000)
 Environmental remediation           (51,000)   (78,000)    (117,000)    (155,000)
 Natural gas well servicing          (48,000)         -      (76,000)           -
 e-Commerce                          (79,000)   (18,000)    (154,000)     (36,000)
 Other, primarily corporate         (263,000)  (448,000)    (511,000)    (784,000)
                                   ---------  ---------  -----------  -----------
                                    (655,000)  (755,000)  (1,326,000)  (1,158,000)
Other income (expense):
 Interest income                      30,000     67,000       57,000      120,000
 Interest expense                     (7,000)    (2,000)      (8,000)    (158,000)
 Minority interest in operations
  of subsidiary                       10,000          -       16,000            -
 Gain (loss) on sale of assets        10,000      1,000       10,000        3,000
 Equity in earnings of
  unconsolidated affiliates         (235,000)   134,000     (384,000)      89,000
 Other                                (1,000)    34,000        5,000       72,000
                                   ---------  ---------  -----------  -----------

Loss from continuing
 operations before income taxes     (848,000)  (521,000)  (1,630,000)  (1,032,000)
Income taxes (note 7)                 (8,000)   (16,000)     (14,000)     (16,000)
                                   ---------  ---------  -----------  -----------
Loss from continuing operations     (856,000)  (537,000)  (1,644,000)  (1,048,000)

 Loss from discontinued operations         -    (24,000)           -      (64,000)
                                   ---------  ---------  -----------  -----------
Net loss                           $(856,000) $(561,000) $(1,644,000) $(1,112,000)
                                   =========  =========  ===========  ===========

Net loss per average common share outstanding:
 Basic and diluted:
   Loss from continuing operations $   (0.35) $   (0.22) $     (0.67) $     (0.43)
   Loss from discontinued operations    0.00      (0.01)        0.00        (0.02)
                                   ---------  ---------  -----------  -----------
   Net loss                        $   (0.35) $   (0.23) $     (0.67) $     (0.45)
                                   =========  =========  ===========  ===========

Weighted average common shares
 outstanding -  basic and diluted  2,439,000  2,459,000    2,439,000    2,464,000
                                   =========  =========  ===========  ===========

See accompanying notes to financial statements.

                                            THE BEARD COMPANY AND SUBSIDIARIES
                                            Statements of Shareholders' Equity
                                                                     Accumulated                  Total
                                           Capital in                  Other                     Common
                                 Common    Excess of    Accumulated Comprehensive Treasury    Shareholders'
                                  Stock    Par Value      Deficit      Income      Stock         Equity
                                 -------  ------------  ------------  --------  -----------   -----------
Balance, December 31, 1998       $ 3,000  $ 37,747,000  $(27,819,000) $      -  $(1,544,000)  $ 8,387,000

Net loss                               -             -    (3,399,000)        -            -    (3,399,000)
Comprehensive income:
  Foreign currency translation
  adjustment                           -             -             -     4,000            -         4,000
                                                                                              -----------
Comprehensive loss                                                                             (3,395,000)
                                                                                              -----------
Issuance of 3,760 shares of
  treasury stock for
  stock option exercises               -       (24,000)            -         -       24,000             -

Purchase of 86,275 shares of
  common stock                         -             -             -         -     (326,000)     (326,000)
                                 -------  ------------  ------------  --------  -----------   -----------
Balance, December 31, 1999       $ 3,000  $ 37,723,000  $(31,218,000) $  4,000  $(1,846,000)  $ 4,666,000

Net loss, six months ended
  June 30, 2000 (unaudited)            -             -    (1,644,000)        -            -    (1,644,000)
Comprehensive loss:
  Foreign currency translation
   adjustment (unaudited)              -             -             -   (23,000)           -       (23,000)
                                                                                               ----------
Comprehensive loss (unaudited)                                                                 (1,667,000)
                                 -------  ------------  ------------  --------  -----------   -----------
Balance, June 30, 2000
  (unaudited)                    $ 3,000  $ 37,723,000  $(32,862,000) $(19,000) $(1,846,000)  $ 2,999,000
                                 =======  ============  ============  ========  ===========   ===========

See accompanying notes to financial statements.

                        THE BEARD COMPANY AND SUBSIDIARIES
                             Statements of Cash Flows
                                    (Unaudited)
                                                 For the Six Months Ended
                                               ----------------------------
                                               June 30, 2000  June 30, 1999
                                               -------------  -------------
Operating activities:
 Cash received from customers                  $  1,580,000   $  5,412,000
 Cash paid to suppliers and employees            (2,900,000)    (5,612,000)
 Interest received                                   51,000        116,000
 Interest paid                                      (28,000)      (253,000)
 Taxes paid                                         (20,000)       (64,000)
                                               ------------   ------------
      Net cash used in operating activities      (1,317,000)      (401,000)
                                               ------------   ------------
Investing activities:
 Acquisition of property, plant and equipment      (249,000)      (870,000)
 Proceeds from sale of assets                        13,000          5,000
 Proceeds from redemptions of certificates of
    deposit                                         280,000              -
 Investment in and advances to fifty percent-owned
    subsidiary                                     (196,000)      (341,000)
 Advances for notes receivable                     (163,000)      (560,000)
 Payments on notes receivable                        87,000        315,000
 Other                                              178,000        161,000
                                               ------------   ------------
      Net cash used in investing activities         (50,000)    (1,290,000)
                                               ------------   ------------
Financing activities:
 Payments on line of credit and term notes           (9,000)      (195,000)
 Proceeds from short term notes                     710,000              -
 Purchase of treasury stock                               -       (286,000)
                                               ------------   ------------
      Net cash provided by (used in) financing
         activities                                 701,000       (481,000)
                                               ------------   ------------
Net decrease in cash and cash equivalents          (666,000)    (2,172,000)

Cash and cash equivalents at beginning of period    767,000      5,190,000
                                               ------------   ------------
Cash and cash equivalents at end of period     $    101,000   $  3,018,000
                                               ============   ============

Continued

                    THE BEARD COMPANY AND SUBSIDIARIES
                         Statements of Cash Flows
                                (Unaudited)
Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                 For the Six Months Ended
                                                 ------------------------
                                               June 30, 2000  June 30, 1999
                                               -------------  -------------
Net loss                                       $ (1,644,000)  $ (1,112,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation, depletion and amortization            54,000        319,000
 Gain on sale of assets                             (10,000)        (3,000)
 Equity in net (income) loss of unconsolidated
    affiliates                                      389,000        (25,000)
 Net cash used by discontinued operations offsetting
    accrued impairment loss                        (149,000)      (345,000)
 Minority interest in operations of consolidated
    subsidiary                                      (16,000)             -
 Noncash compensation expense                         6,000              -
 Other                                                    -          6,000
 Decrease in accounts receivable, prepaid expenses
    and other current assets                        128,000      1,275,000
 (Increase) decrease in inventories                  (6,000)       115,000
 Decrease in accounts payable, accrued
    expenses and other liabilities                  (69,000)      (631,000)
                                               ------------   ------------
 Net cash used in operating activities         $ (1,317,000)  $   (401,000)
                                               ============   ============

Supplemental Schedule of Noncash Investing and Financing Activities:
 Issuance of subsidiary common stock in exchange
    for ownership in applied-for patents       $     10,000   $          -
                                               ============   ============
 Exchange of coal extraction and beneficiation
    equipment for release of debt obligation   $          -   $ 23,053,000
                                               ============   ============

See accompanying notes to financial statements.

               THE BEARD COMPANY AND SUBSIDIARIES
                  Notes to Financial Statements

                     June 30, 2000 and 1999
                           (Unaudited)

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

  The results of operations for the three and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

  Reclassifications
  Certain 1999 balances have been reclassified to conform to the 2000 presentation.

(2)  Liquidity and Ability to Fund Operations
  In January 1999, the Company's primary source of revenues and cash flows was eliminated by the termination of the Operating Agreements with MCNIC (see note 3). As a result of the termination of the plant operating agreements, the requirement to fund operating losses, and the decision to pursue other investment opportunities, including the repurchase of Company common stock, the Company's working capital and cash and cash equivalents decreased significantly at June 30, 2000 compared to June 30, 1999. To mitigate potential liquidity problems, the Company obtained stand-by financing of $1.3 million in April 2000, of which $300,000 was from a commercial bank and $1 million was from an affiliate of the Company's chairman. Subsequent to its original commitment, the bank has agreed to extend the maturity date of its original credit line from April 2001 to January 2002 in exchange for a guaranty. The affiliate has agreed to furnish the guaranty, has reduced its credit line to $700,000 and extended the term thereof from July 2001 to January 2002. Through June 30, 2000, the Company has drawn down $660,000 of its available financing from this affiliate. The Company also expects to generate cash from the disposition of assets of discontinued operations and from the sale of certain real estate holdings.

  The Company is focusing on replacing its Coal Segment's revenues. In November 1999 the Company signed letters of intent with a large coal company and a Section 29 operator which called for the Company to build and operate two fine coal preparation plants to recover clean coal from two ponds and provide the feed stock for two briquetting plants (the "LOI Projects"). Due to limited availability of qualified
  Section 29 briquetters at reasonable prices, it is unlikely that the LOI Projects will be finalized in the foreseeable future.

  Meanwhile, the Company has continued to pursue other reclamation projects. Beard Technologies, Inc. ("BTI") has just finished coring a slurry pond in West Virginia owned by a Fortune 500 company. Upon completion of the analyses of the samples from the pond, BTI expects to finalize a Letter of Intent to build and operate a fine coal preparation plant to recover clean coal from the pond which will be delivered at an agreed price to the pond owner. It is contemplated that the LOI will be finalized within the next 30 days and that definitive agreements for the project will be executed in the fourth quarter.

  The Company's project financing plans for the Coal Segment are on hold until the agreements for the West Virginia project have been finalized. Meanwhile, the Company's credit lines totaling $1 million together with working capital generated from the sale of assets are expected to be sufficient to meet the Company's working capital requirements through 2000.

(3)  Termination of MCNIC Agreements
  In June of 1998 the Company, through its wholly-owned subsidiary, BTI, entered into agreements with affiliates of MCNIC Pipeline & Processing Company ("MCNIC") pursuant to which BTI acquired coal fines extraction and beneficiation equipment located at six coal slurry impoundment sites for $24,000,000. BTI financed the purchase with a $24,000,000 loan from MCNIC. BTI operated and maintained such equipment and six briquetting plants for affiliates of MCNIC under a cost-plus arrangement pursuant to which it received a minimum profit of $100,000 per month. Effective January 31, 1999, MCNIC terminated the operating agreements and assumed ownership of the equipment, relieving BTI of its debt obligation to MCNIC.

(4)  Discontinued Operations
  BE/IM Segment
  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results for the three and six-month periods ended June 30, 1999 were losses of $24,000 and $64,000, respectively. As of June 30, 2000, Beard's investment in NABR was $225,000.

  In December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 related to the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 related to anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual losses for the three and six-month periods ended June 30, 2000 were $81,000 and $137,000 respectively, the Company's share of which was charged against the loss accrual recorded in 1999.

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

  In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. This loss included $180,000 related to additional expected operating losses of ITF through the disposal date of the remaining assets; and $34,000 related to a further reduction in the estimated realizable value of the remaining C-stores as of December 31, 1999. Revenues from the discontinued ITF Segment were $580,000 and $1,118,000, respectively, for the three and six-month periods ended June 30, 2000. ITF's actual operating losses for the three and six-month periods ended June 30, 2000 were $37,000 and $149,000, respectively. The actual losses for the three and six-month periods ended June 30, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999.

  As of June 30, 2000, the assets related to the ITF Segment consist primarily of cash, accounts receivable, inventory and the two remaining C-stores with a total recorded value of $962,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $94,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects the C-stores to be sold by mid-year 2001.

(5)  Redeemable Preferred Stock
  The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2000 operations through June 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

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

(7)  Income Taxes
  In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The provision for income taxes for the three and six-month periods ended June 30, 2000 consist of federal alternative minimum tax of $8,000 and $14,000, respectively. The Company recorded a $16,000 provision for alternative minimum taxes for the three months ended June 30, 1999.

  At June 30, 2000, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                    Expiration
                                      Date        Amount
                                    --------------------
   Federal regular tax
      operating loss carryforwards  2004-2009   $  52,131

   Investment tax credit
      carryforward                  2000        $     104

   Tax depletion carryforward    Indefinite     $   5,500

(8)  Commitments and Contingencies
  In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

  The Company is a guarantor of an 11%, $535,000 promissory note to a bank. The note is an obligation of ITS-Testco, the Company's 50%-owned equity investment engaged in well testing operations in northeastern Mexico. The note's due date has been extended until December 2000 and is separately guaranteed in full by the other 50% corporate owner of the joint venture and the owners of that company, as individuals.

(9)  Business Segment Information
  The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments during the three and six-month periods ended June 30, 2000 and 1999: Coal, Carbon Dioxide, China, Natural Gas Well Servicing, and Environmental Remediation.

  The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The Carbon Dioxide Segment consists of the production of CO2 gas. The China Segment is pursuing (i) the sale of coal equipment, (ii) environmental opportunities,
  (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The Natural Gas Well Servicing Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%- owned company (accounted for as an equity investment) involved in natural gas well testing operations and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five custom fabricated for use on a trial basis. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination.

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

                                                              Natural
                               Carbon          Environmental Gas Well
                       Coal    Dioxide  China   Remediation  Servicing   Other  Totals
                       ----    -------  -----   -----------  ---------   -----  ------
Three months ended June 30, 2000
--------------------------------
Revenues from
 external customers    $   11   $114    $    -    $     -    $     -     $   -   $   125
Segment profit (loss)    (223)    91       (82)       (51)      (613)      (79)     (957)

Three months ended June 30, 1999
--------------------------------
Revenues from
 external customers    $  108   $105    $    -    $     -    $   813     $   -   $ 1,026
Segment profit (loss)    (201)   134       (75)       (86)       171       (18)      (75)

Six months ended June 30, 2000
------------------------------
Revenues from
 external customers    $   23   $213    $    -    $     -    $   234     $   -   $   470
Segment profit (loss)    (438)   161      (191)      (117)    (1,131)     (154)   (1,870)
Segment assets          1,415    455         -          8      1,802        60     3,740

Six months ended June 30, 1999
------------------------------
Revenues from
 external customers    $  792   $224    $    -    $     -    $   900     $   -   $ 1,916
Segment profit (loss)    (325)   154      (158)      (170)       (58)      (36)     (593)
Segment assets          1,712    484         -         52      2,175         -     4,423

  Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and six months ended June
  30, 2000 and 1999 (in thousands):

                                   For the Three Months   For the Six Months
                                          Ended                  Ended
                                   --------------------   -------------------
                                   June 30,    June 30,   June 30,    June 30,
                                     2000        1999       2000        1999
                                     ----        ----       ----        ----
   Total loss for reportable
    segments                       $  (957)   $   (75)    $(1,870)    $  (593)
   Eliminate (income) loss from
   Natural Gas Well Servicing
   operations accounted for as
    an equity investment               564       (171)      1,055          58
   Equity in income (loss) from
    Natural Gas Well Servicing
    operations accounted for as
    an equity investment              (282)        73        (528)        (42)
   Net corporate costs not
    allocated to segments             (181)      (388)       (301)       (535)
                                   -------    -------     -------     -------
        Total consolidated loss
         for continuing operations $  (856)   $  (561)    $(1,644)    $(1,112)
                                   =======    =======     =======     =======

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

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

  The following discussion focuses on material changes in the Company's financial condition since December 31, 1999 and results of operations for the quarter ended June 30, 2000 compared to the prior year second quarter and the six months ended June 30, 2000 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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

Material changes in financial condition - June 30, 2000 as compared with December 31, 1999.

  The following table reflects changes in the Company's financial condition during the periods indicated:

                             June 30,   December 31,  Increase
                              2000         1999      (Decrease)
                             ---------   ---------   ---------
  Cash and cash equivalents  $ 101,000   $ 767,000   $(666,000)

  Working capital            $  (9,000)  $ 923,000   $(932,000)

  Current ratio               .99 to 1    2.04 to 1

  During the first six months of 2000, the Company reduced its working capital by $932,000 from $923,000 as of December 31, 1999. $141,000 of the decrease was attributable to purchases of equipment by the Coal Segment. $42,000 of working capital was used to pay for equipment utilized by the Company's subsidiary which rents sand separators in northeastern Mexico. There were net advances of $196,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. $117,000, $191,000 and $154,000, respectively, were used to fund the startup activities of the E/R, China and e-Commerce Segments. The remainder of the working capital was utilized to fund other operations.

  Termination of the agreements to operate the MCNIC coal fines projects effective January 31, 1999 (see Note 3 to the accompanying financial statements) had a material detrimental effect upon the Company's profitability during the first quarter of 1999 as well as the subsequent periods. In November 1999 the Company signed letters of intent with a large coal company and a Section 29 operator which called for the Company to build and operate two fine coal preparation plants to recover clean coal from two ponds and provide the feed stock for two briquetting plants (the "LOI Projects"). Due to limited availability of qualified Section 29 briquetters at reasonable prices, it is unlikely that the LOI Projects will be finalized in the foreseeable future.

  Meanwhile, the Company has continued to pursue other reclamation projects. Beard Technologies, Inc. ("BTI") has just finished coring a slurry pond in West Virginia owned by a Fortune 500 company. Upon completion of the analyses of the samples from the pond, BTI expects to finalize a Letter of Intent ("LOI") to build and operate a fine coal preparation plant to recover clean coal from the pond which will be delivered at an agreed price to the pond owner. It is contemplated that the LOI will be finalized within the next 30 days and that definitive agreements for the project will be executed in the fourth quarter.

  The Company's project financing plans for the Coal Segment are on hold until the agreements for the West Virginia project have been finalized. Meanwhile, the Company's credit lines totaling $1 million together with working capital generated from the sale of assets are expected to be sufficient to meet the Company's working capital requirements through 2000. In addition, the Company is attempting to dispose of the remaining assets of the discontinued ITF Segment while at the same time liquidating the assets of the discontinued BE/IM Segment. The discontinuance of the ITF and BE/IM Segments will benefit liquidity by generating cash from the liquidation of the assets of the two segments and by eliminating the funding of losses generated by the operations of the ITF Segment. The Company will also be selling certain other assets, principally real estate, to generate cash if necessary.

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

Material changes in results of operations - Quarter ended June
30, 2000 as compared with the Quarter ended June 30, 1999.

  The net loss for the quarter ended June 30, 2000 was $856,000, compared to a net loss of $561,000 for the second quarter of the prior year. The second quarter of 1999 included $24,000 of losses attributable to discontinued operations. The Coal Segment reported a $17,000 increase in operating loss for the quarter. The CO2 Segment had a $21,000 increase in its operating margin due primarily to a slight increase in revenue from its interests in the McElmo Dome field. The operating loss in China increased $7,000 to $82,000 for the second quarter of 2000 compared to the same period in 1999. There was a $27,000 reduction in operating losses of the ER Segment for the second quarter of 2000 compared to the second quarter of 1999. The operating loss of the WS Segment increased $48,000 in the current quarter compared to the same period in 1999. The new e-Commerce Segment incurred operating losses of $79,000 for the second quarter of 2000 compared to $18,000 in the second quarter of 1999. The operating loss in Other activities for the first quarter of 2000 decreased $185,000 compared to the same period in 1999 As a result, the operating loss in the second quarter of 2000 was $100,000 smaller than in the same period in 1999.

  Operating results of the Company's primary operating Segments are reflected below:

                                              2000         1999
                                              ----         ----
             Operating profit (loss):
               Coal reclamation            $(223,000)   $(206,000)
               Carbon dioxide                 91,000       70,000
               China                         (82,000)     (75,000)
               Environmental remediation     (51,000)     (78,000)
               Natural gas well servicing    (48,000)           -
               e-Commerce                    (79,000)     (18,000)
                                           ---------    ---------
                  Subtotal                  (392,000)    (307,000)
               Other                        (263,000)    (448,000)
                                           ---------    ---------
                  Total                    $(655,000)   $(755,000)
                                           =========    =========

  The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

  As discussed in Note 3 to the accompanying financial statements, since April 1998, the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The CR Segment generated operating losses of $223,000 and $206,000 for the second quarter of 2000 and 1999, respectively, reflecting the effects of the termination of this contract while maintaining its corporate staff as it continued to pursue new reclamation contracts.

Carbon dioxide

  Second quarter 2000 operations reflected an operating profit of $91,000 compared to $70,000 in the 1999 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $9,000 or 9% to $114,000 for the second quarter of 2000 compared to $105,000 for the same period in 1999.

China

  The operating loss of the China Segment increased to $82,000 in the current quarter versus $75,000 in the 1999 second quarter as Beard Sino-American Resources Co., Inc. stepped up its level of activity to promote centrifuge sales and the installation of composting facilities.

Environmental remediation

  The subsidiary which comprises this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. The ER Segment generated a $27,000 smaller operating loss in the second quarter of 2000 as compared with the same period in 1999. The segment recorded no revenues in the second quarter of 2000 or 1999. Since 1997 personnel employed in the segment have been attempting to develop a market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The subsidiary incurred less operating and SG&A costs as its marketing budget was decreased due to lack of sales.

Natural gas well servicing

  The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January 2000 after contracts with Petroleos Mexicanos ("Pemex") were allowed to expire by Pemex rather than being "rolled over" as has been the practice in the past. The two companies were successful bidders as subcontractors to Schlumberger on new contracts which are expected to be finalized by the end of August, and will also be bidding on additional contracts with Pemex late this year.
The sand separator company, formed late in the third quarter of 1999, incurred an operating loss of $49,000 for the second quarter of 2000. The Company's share of the loss for its 50%-owned natural gas well testing investee was $282,000 for the second quarter of 2000 versus earnings of $73,000 for the same period in 1999, with the suspension of operations accounting for the decrease.

e-Commerce

  The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $79,000 for the second quarter of 2000 versus an operating loss of $18,000 in the prior year quarter. Segment personnel are pursuing funding for the programming and testing of the software, the purchase of necessary hardware, the hiring of the necessary staff and are also pursuing strategic alliances to facilitate the launching of the technology.

Other activities

  Other operations, consisting principally of general and corporate activities, generated a $185,000 decrease in the loss for the second quarter of 2000 compared to the same period in 1999. The Company incurred $50,000 less in legal costs associated with a class action lawsuit (the "McElmo Dome Litigation"), in which the Company is a plaintiff against two major oil companies and others. Other lower SG&A costs contributed to the smaller operating loss.

Selling, general and administrative expenses

  The Company's selling, general and administrative expenses ("SG&A") in the current quarter were $109,000 less in the second quarter of 2000 compared to the same period in 1999. The Coal Segment had an increase in SG&A expenses of $13,000 due to
increases in insurance and rental expenses.   The China Segment
incurred increased SG&A expenses of $32,000 as the Company increased its efforts to secure contracts in China. The ER Segment incurred decreased SG&A expenses of $20,000 for the second quarter of 2000 compared to 1999 as a result of a reduction in its marketing budget. Other operations incurred approximately $86,000 less in SG&A for the second quarter of 2000 compared to the same period in 1999 primarily as a result of decreased legal costs associated with the McElmo Dome Litigation, and other lower SG&A costs.

Depreciation, depletion and amortization expenses

  The second quarter of 2000 reported an increase in DD&A expense of $5,000, reflecting additions to property, plant and equipment made since June 30, 1999, primarily in the Coal Segment.

Other income and expense

  Other income and expenses netted to a net loss of $193,000 for the second quarter of 2000, down sharply from the $234,000 in income recorded for such items in the same period of 1999. Interest income was down $30,000 for the second quarter of 2000 compared to the same period in 1999 primarily as a result of the reduction in cash available for investment. Included in other income in the second quarter of 1999 was a reversal of $64,000 of impairment taken in 1997 relating to the plugging of a shut-in CO2 gas well with no comparable adjustment in 2000. The Company recorded a loss of $282,000 for the second quarter of 2000 compared to earnings of $73,000 for the same period in 1999 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico. The operations of this entity were severely curtailed in January 2000 as Pemex allowed the contracts for its subcontractors providing services to expire rather than have them automatically renew. The contracts had not been renewed through the second quarter of 2000. New contracts are expected to be finalized in August 2000. See the discussion regarding the WS Segment above. The Company's equity in the earnings of Cibola decreased $21,000 from $68,000 for the second quarter of 1999 to $47,000 for the same period in 2000 reflecting losses on certain outside investments by Cibola.

Income taxes

  The Company provided for federal alternative minimum tax expense of $8,000 for the second quarter of 2000 compared to $16,000 of alternative minimum tax in the same period in 1999. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results was a $24,000 loss for the three months ended June 30, 1999. As of June 30, 2000, Beard's investment in NABR was $225,000.

  In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. $778,000 of NABR's loss represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999. $572,000 of NABR's loss represented anticipated operating losses through April 2000 (the date operations ceased) and the estimated costs of ceasing operations. NABR's actual loss for the three months ended June 30, 2000 was $81,000, the Company's share of which was charged against the loss accrual it recorded in 1999. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Six months ended June
30, 2000 as compared with the Six months ended June 30, 1999.

  The net loss for the six months ended June 30, 2000 was $1,644,000, compared to a net loss of $1,112,000 for the first six months of the prior year. Continuing operations posted a net loss of $1,644,000 after taxes of $14,000 compared to a loss from continuing operations of $1,048,000 after taxes of $16,000 for the same period in 1999. In addition, the Company had a net loss of $64,000 for the first half of 1999 related to discontinued operations.

  Operating results of the Company's primary operating segments are reflected below:

                                            2000           1999
                                            ----           ----
             Operating profit (loss):
               Coal reclamation        $  (438,000)   $  (179,000)
               Carbon dioxide              161,000        154,000
               China                      (191,000)      (158,000)
               Environmental remediation  (117,000)      (155,000)
               Natural gas well servicing  (76,000)             -
               e-Commerce                 (154,000)       (36,000)
                                       -----------    -----------
                  Subtotal                (815,000)      (374,000)
               Other                      (511,000)      (784,000)
                                       -----------    -----------
                  Total                $(1,326,000)   $(1,158,000)
                                       ===========    ===========

  The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

  As discussed in Note 3 to the accompanying financial statements, since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The $259,000 increase in the operating loss for the first six months of 2000 compared to the same period in 1999 reflects the effect of losing the guaranteed profit realized from these contracts for six months in 2000, versus having five months of such losses plus one month of profit in 1999.

Carbon dioxide

  Operations for the first six months of 2000 resulted in an operating profit of $161,000 compared to a $154,000 operating profit for the 1999 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $9,000 or 4% to $213,000 for the first six months of 2000 compared to $224,000 for the same period in 1999. The Company recorded $18,000 less in operating costs associated with the properties in the first half of 2000 compared to the same period in 1999. While production volumes for the field increased for the first six months of 2000 compared to the same period in 1999, paid volumes to the Company's interest decreased as the Company reduced its overproduced status.

China

  The operating loss of the China Segment increased to $191,000 in the current six months versus $158,000 in the 1999 first half as Beard Sino-American Resources Co., Inc. stepped up its level of activity to promote centrifuge sales and the installation of composting facilities.

Environmental remediation

  The ER Segment's operating loss decreased $38,000 to $117,000 for the first six months of 2000 as compared to $155,000 for the same period in 1999. The segment recorded no revenues in the first half of 2000 or 1999. Personnel employed in the segment have been involved in expanding the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment incurred less operating and SG&A costs in the current six months period as its marketing budget was decreased due to lack of sales.

Natural gas well servicing

  The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January, 2000 after contracts with Petroleos Mexicanos ("Pemex") were allowed to expire by Pemex rather than being "rolled over" as has been the practice in the past. The two companies were successful bidders as subcontractors to Schlumberger on new contracts which are expected to be finalized by the end of August, and will also be bidding on additional contracts with Pemex later this year.
The sand separator company, formed late in the third quarter of 1999, incurred an operating loss of $76,000 for the six months ended June 30, 2000. The Company's share of the loss for its 50%-owned natural gas well testing investee was $528,000 for the first half of 2000 versus a loss of $42,000 for the same period in 1999, with the suspension of operations accounting for the decrease.

e-Commerce

  The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $154,000 for the first half of 2000 versus an operating loss of $36,000 in the prior year period. Segment personnel continue to pursue funding for the programming and testing of the software, the purchase of necessary hardware, the hiring of the necessary staff as well as strategic alliances to facilitate the launching of the technology.

Other activities

  Other operations, consisting principally of general and corporate activities, generated a $273,000 decrease in operating loss for the first half of 2000 as compared to the same period last year. Reasons for the decreased loss include a reduction of $71,000 in legal costs, primarily those associated with the McElmo Dome Litigation, decreases in contract labor costs of $34,000, and reductions in most other expense categories as the Company found ways to reduce costs.

Selling, general and administrative expenses

  The Company's selling, general and administrative expenses ("SG&A") in the first half of 2000 decreased to $852,000 from $952,000 for the 1999 six months. The Coal Segment had a decrease in SG&A expenses of $42,000 due primarily to reductions in staff and other expenses. The China Segment had an increase of $32,000 in SG&A costs while segment personnel pursued opportunities in China. The ER Segment's SG&A decreased $15,000 for the six months of 2000 compared to the same period in 1999 as personnel found ways to reduce costs as they continued to seek a market for the products and services of the segment. The WS Segment incurred $26,000 more SG&A expenses for the six months of 2000 compared to the same period of the prior year as personnel in Mexico continued to pursue the contracts with Pemex and other subcontractors in the region. The new e-Commerce Segment incurred $118,000 in additional SG&A costs as segment personnel sought partners to develop the technology involved with the Internet purchasing system. Other operations incurred approximately $219,000 less in SG&A for the six months of 2000 compared to the same period in 1999 primarily as a result of the decreased legal costs and by the reduction in other expenses discussed above.

Depreciation, depletion and amortization expenses

  DD&A expense decreased $150,000 from $204,000 to $54,000 from the six months of 1999 to the same period in 2000, reflecting primarily a $133,000 reduction in depreciation on coal fines extraction and beneficiation equipment in the Coal Segment during the past year. On March 19, 1999, the Company assigned all its membership interest in the company owning the equipment to the noteholder in exchange for a release on the debt for which the property was security. See note 3 to the accompanying financial statements.

Other income and expenses

  The other income and expenses for the first six months of 2000 netted to a total net loss of $304,000 compared to $126,000 in net income for the same period in 1999. Interest income was down $63,000 for the first half of 2000 compared to the same period in 1999 primarily as a result of the reduction in cash available for investment. Interest expense was down $150,000 as a result of the release, effective January 31, 1999, of the debt incurred to purchase the coal fines and beneficiation equipment on June 30, 1998.

  The Company's equity in the earnings of unconsolidated affiliates was down $473,000 for the first six months of 2000 compared to 1999. The Company recorded a loss of $528,000 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico (the WS Segment) compared to a loss of $42,000 for the same period in 1999. This entity generated its initial revenues in the first quarter of 1999 which were not sufficient to cover the overhead costs of the operations. The operations of this entity were severely curtailed in January 2000 as Pemex allowed the contracts for its subcontractors providing services to expire rather than have them automatically renew. See the discussion regarding the WS Segment above. The Company's equity in the earnings of Cibola increased $11,000 from $133,000 for the first six months of 1999 to $144,000 for the same period in 2000 reflecting Cibola's improved operating results.

Income taxes

  The Company provided for federal alternative minimum tax expense of $14,000 for the first half of 2000 compared to $16,000 in alternative minimum tax expense in the same period in 1999. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results was a $64,000 loss for the three months ended June 30, 1999. As of June 30, 2000, Beard's investment in NABR was $225,000.

  In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 related to anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual loss for the six months ended June 30, 2000 was $136,000, the Company's share of which was charged against the loss accrual it recorded in 1999. See Note 4 to the accompanying financial statements.

Impact of Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133. If the provisions of SFAS No. 133 and No. 138 were to be applied as of June 30, 2000, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the three and six-month periods then ended.

  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk

  At June 30, 2000, the Company had notes receivable of $939,000 and long-term debt of $704,000. The notes receivable and $44,000 of the long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. The remaining $660,000 of long-term debt consists of a note payable that bears interest at 1% above the prime rate. A 10% increase in market interest rates would result in an increase in interest expense related to this variable rate long-term debt of approximately $3,000 through December 31, 2000. At June 30, 2000, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $5,000 and reduced the fair value of its fixed rate long-term debt by less than $1,000.

  The Company has no other market risk sensitive instruments

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities

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

10     Material contracts:

10(a) Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998. (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated by reference).*

10(b) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated by reference).*

10(c) Amendment No. One to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended July 21, 1999. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. (This Exhibit has previously been filed as Exhibit A, filed on May 11, 1999 to Registrant's Proxy Statement dated May 11, 1999, and same is incorporated by reference).*

10(d) Form of Change in Control Compensation Agreement dated as of January 24, 1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g)  Nonqualified Stock Option Agreement by and between Robert
       A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h) Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(j) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

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

                               (Registrant)  THE BEARD COMPANY

(Date) August 14, 2000         HERB MEE, JR.
                               Herb Mee, Jr., President and
                               Chief Financial Officer


(Date) August 14, 2000         JACK A. MARTINE
                               Jack A. Martine, Controller and
                               Chief Accounting Officer

                            EXHIBIT INDEX
Exhibit
  No.  Description                        Method of Filing
  ---  -----------                        ----------------
2(a)   Agreement and Plan of              Incorporated herein by reference
       Reorganization by and among
       Registrant, Beard Oil Company
       ("Beard Oil") and New Beard,
       Inc., dated as of July 12, 1993

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

10(a)  Amendment No. One to The Beard     Incorporated herein by reference
       Company 1993 Stock Option Plan
       dated August 27, 1993, as amended
       June 4, 1998

10(b)  The Beard Company 1994 Phantom     Incorporated herein by reference
       Stock Units Plan as amended
       effective October 23, 1997

10(c)  Amendment No. One to The Beard     Incorporated herein by reference
       Company Deferred Stock
       Compensation Plan dated November
       1, 1995, as amended July 21, 1999

10(d)  Form of Change in Control          Incorporated herein by reference
       Compensation Agreement dated as
       of January 24, 1997, by and
       between Carbonics and three
       employees

10(e)  Amended and Restated Nonqualified  Incorporated herein by reference
       Stock Option Agreement by and
       between Richard D. Neely and
       ISITOP, Inc. ("ISITOP"), dated
       November 12, 1998

10(f)  Amended and Restated Nonqualified  Incorporated herein by reference
       Stock Option Agreement by and
       between Jerry S. Neely and
       ISITOP, dated November 12, 1998

10(g)  Nonqualified Stock Option          Incorporated herein by reference
       Agreement by and between Robert
       A. McDonald and ISITOP, dated
       November 12, 1998

10(h)  Incentive Stock Option Agreement   Incorporated herein by reference
       by and between Philip R. Jamison
       and Beard Technologies, Inc.
       ("BTI"), dated May 18, 1998

10(i)  Subscription Agreement by and      Incorporated herein by reference
       between Cibola Corporation
       ("Cibola") and Registrant, dated
       April 10, 1996

10(j)  Nonrecourse Secured Promissory     Incorporated herein by reference
       Note from Registrant to Cibola,
       dated April 10, 1996

10(k)  Security Agreement by and among    Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10,
       1996

10(l)  Tax Sharing Agreement by and       Incorporated herein by reference
       among Registrant, Cibola and the
       Cibola shareholders, dated April
       10, 1996

10(m)  Guaranty Agreement between         Incorporated herein by reference
       Registrant and Oklahoma Bank and
       Trust Company, dated as of June
       7, 1999

10(n)  Letter Loan Agreement by and       Incorporated herein by reference
       between Registrant and The
       William M. Beard and Lu Beard
       1988 Charitable Unitrust (the
       "Unitrust") dated April 3, 2000

10(o)  Promissory Note from Registrant    Incorporated herein by reference
       to the Trustees of the Unitrust
       dated April 3, 2000

27     Financial Data Schedule            Filed herewith electronically