Form 10-Q
period 2000-09-30
BEARD CO /OK
filed 2000-11-20
CIK 909992

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the period ended September 30, 2000
                                  or

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2000.

              Common Stock $.001333 par value - 1,828,845

                           THE BEARD COMPANY

                                 INDEX

PART I.  FINANCIAL INFORMATION                                     Page

Item 1.  Financial Statements

 Balance Sheets - September 30, 2000 (Unaudited) and
  December 31, 1999

 Statements of Operations - Three Months and Nine Months ended September 30, 2000 and 1999 (Unaudited)

 Statements of Shareholders' Equity - Year ended
  December 31, 1999 and Nine Months ended
  September 30, 2000 (Unaudited)

 Statements of Cash Flows - Nine Months ended
  September 30, 2000 and 1999 (Unaudited)

 Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   THE BEARD COMPANY AND SUBSIDIARIES
                            Balance Sheets
         September 30, 2000 (Unaudited) and December 31, 1999
                                                  September 30,    December 31,
                      Assets                           2000             1999
                                                  ------------     ------------
Current assets:
  Cash and cash equivalents                       $    221,000     $    767,000
  Investments                                                -          280,000
  Accounts receivable, less allowance for doubtful
   receivables of $42,000 in 2000 and $13,000
   in 1999                                             525,000          480,000
  Inventory                                            201,000          103,000
  Prepaid expenses and other assets                    200,000           98,000
  Current portion of notes receivable                   81,000           80,000
                                                  ------------     ------------
       Total current assets                          1,228,000        1,808,000
                                                  ------------     ------------
Notes receivable                                       801,000          756,000

Investments and other assets                           735,000        1,324,000

Property, plant and equipment, at cost               7,205,000        6,879,000
  Less accumulated depreciation, depletion and
   amortization                                      3,988,000        3,987,000
                                                  ------------     ------------
       Net property, plant and equipment             3,217,000        2,892,000
                                                  ------------     ------------
Intangible assets, at cost                              44,000           25,000
  Less accumulated amortization                          1,000            1,000
                                                  ------------     ------------
       Net intangible assets                            43,000           24,000
                                                  ------------     ------------
                                                  $  6,024,000     $  6,804,000
                                                  ============     ============
          Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                          $    444,000     $    262,000
  Accrued expenses                                     822,000          606,000
  Current maturities of long-term debt                  21,000           17,000
                                                  ------------     ------------
       Total current liabilities                     1,287,000          885,000
                                                  ------------     ------------
Long-term debt less current maturities                 995,000           13,000

Other long-term liabilities                            342,000          351,000

Redeemable preferred stock of $100 stated value;
 5,000,000 shares authorized; 27,838 shares
 issued and outstanding (note 5)                       889,000          889,000

Common shareholders' equity:
  Common stock of $.001333 par value per share;
   7,500,000 shares authorized; 2,124,096 shares
   issued and outstanding in 2000 and 1999 (note 6)      3,000            3,000
  Capital in excess of par value                    37,723,000       37,723,000
  Accumulated deficit                              (33,353,000)     (31,218,000)
  Accumulated other comprehensive income (loss)        (16,000)           4,000
  Treasury stock, 295,251 shares, at cost in 2000
   and 1999 (note 6)                                (1,846,000)      (1,846,000)
                                                  ------------     ------------
       Total common shareholders' equity             2,511,000        4,666,000
                                                  ------------     ------------
Commitments and contingencies (note 8)
                                                  $  6,024,000     $  6,804,000
                                                  ============     ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Operations
                                   (Unaudited)
                                     For Three Months Ended      For Nine Months Ended
                                     ----------------------      ---------------------
                                    September 30, September 30, September 30, September 30,
                                         2000         1999         2000          1999
                                    ------------- ------------- ------------- -------------
Revenues:
 Coal reclamation                    $    61,000  $    49,000   $    84,000   $   841,000
 Carbon dioxide                          125,000       95,000       338,000       319,000
 China                                         -            -             -             -
 Environmental remediation                     -            -             -             -
 Natural gas well servicing                    -            -        65,000             -
 e-Commerce                                    -            -             -             -
 Other                                     6,000       13,000        21,000        43,000
                                     -----------  -----------   -----------   -----------
                                         192,000      157,000       508,000     1,203,000
                                     -----------  -----------   -----------   -----------
Expenses:
 Coal reclamation                        133,000      254,000       492,000       942,000
 Carbon dioxide                           33,000       19,000        69,000        73,000
 China                                         -            -             -             -
 Environmental remediation                11,000       40,000        92,000       142,000
 Natural gas well servicing                4,000            -        52,000             -
 e-Commerce                                    -            -             -             -
 Selling, general and administrative     442,000      470,000     1,484,000     1,580,000
 Depreciation, depletion &
  amortization                            28,000       23,000        82,000       227,000
 Other                                     7,000       17,000        29,000        63,000
                                     -----------  -----------   -----------   -----------
                                         658,000      823,000     2,300,000     3,027,000
                                     -----------  -----------   -----------   -----------
Operating profit (loss):
 Coal reclamation                        (97,000)    (238,000)     (535,000)     (417,000)
 Carbon dioxide                           84,000       68,000       245,000       222,000
 China                                  (100,000)     (61,000)     (291,000)     (219,000)
 Environmental remediation               (14,000)    (103,000)     (131,000)     (258,000)
 Natural gas well servicing              (57,000)           -      (133,000)            -
 e-Commerce                              (61,000)     (33,000)     (215,000)      (69,000)
 Other, primarily corporate             (221,000)    (299,000)     (732,000)   (1,083,000)
                                     -----------  -----------   -----------   -----------
                                        (466,000)    (666,000)   (1,792,000)   (1,824,000)
Other income (expense):
 Interest income                          41,000       48,000        98,000       168,000
 Interest expense                        (22,000)      (1,000)      (30,000)     (159,000)
 Minority interest in operations of
  subsidiary                                   -            -        16,000             -
 Gain on sale of assets                  196,000        2,000       206,000         5,000
 Equity in earnings of unconsolidated
  affiliates                            (200,000)      31,000      (584,000)      120,000
 Other                                     4,000     (176,000)        9,000      (104,000)
                                     -----------  -----------   -----------   -----------
Loss from continuing operations
 before income taxes                    (447,000)    (762,000)   (2,077,000)   (1,794,000)
Income taxes (note 7)                          -            -       (14,000)      (16,000)
                                     -----------  -----------   -----------   -----------
Loss from continuing operations         (447,000)    (762,000)   (2,091,000)   (1,810,000)

 Loss from discontinued operations       (44,000)     (29,000)      (44,000)      (93,000)
                                     -----------  -----------   -----------   -----------
Net loss                             $  (491,000) $  (791,000)  $(2,135,000)  $(1,903,000)
                                     ===========  ===========   ===========   ===========

Net loss per average common share outstanding:
 Basic and diluted:
    Loss from continuing operations  $     (0.24) $     (0.41)  $     (1.14)  $     (0.98)
    Loss from discontinued operations      (0.03)       (0.02)        (0.03)        (0.05)
                                     -----------  -----------   -----------   -----------
    Net loss                         $     (0.27) $     (0.43)  $     (1.17)  $     (1.03)
                                     ===========  ===========   ===========   ===========

Weighted average common shares outstanding -
 basic and diluted (note 6)            1,829,000    1,844,000     1,829,000     1,848,000
                                     ===========  ===========   ===========   ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Shareholders' Equity
                                                                        Accumulated                  Total
                                            Capital in                    Other                     Common
                                    Common   Excess of    Accumulated  Comprehensive    Treasury   Shareholders'
                                     Stock   Par Value       Deficit      Income          Stock     Equity
                                    ------  ----------    -----------  -------------    --------   -------------
Balance, December 31, 1998          $ 3,000  $37,747,000  $(27,819,000)  $         -  $(1,544,000) $ 8,387,000

Net loss                                  -            -    (3,399,000)            -            -   (3,399,000)
Comprehensive income:
  Foreign currency translation
   adjustment                             -            -             -         4,000            -        4,000
                                                                                                   -----------
Comprehensive loss                                                                                  (3,395,000)
                                                                                                   -----------
Issuance of 3,760 shares of treasury
 stock for stock option exercises         -      (24,000)            -             -       24,000            -

Purchase of 86,275 shares of common
 stock                                    -            -             -             -     (326,000)    (326,000)
                                    -------  -----------  ------------   -----------  -----------  -----------
Balance, December 31, 1999          $ 3,000  $37,723,000  $(31,218,000)  $     4,000  $(1,846,000) $ 4,666,000

Net loss, nine months ended September
 30, 2000 (unaudited)                     -            -    (2,135,000)            -            -   (2,135,000)
Comprehensive loss:
  Foreign currency translation
   adjustment (unaudited)                 -            -             -       (20,000)           -      (20,000)
                                                                                                   -----------
Comprehensive loss (unaudited)                                                                      (2,155,000)
                                                                                                   -----------
                                    -------  -----------  ------------   -----------  -----------  -----------
Balance, September 30, 2000
 (unaudited)                        $ 3,000  $37,723,000  $(33,353,000)  $   (16,000) $(1,846,000) $ 2,511,000
                                    =======  ===========  ============   ===========  ===========  ===========

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                          Statements of Cash Flows
                                 (Unaudited)
                                                   For the Nine Months Ended
                                                   -------------------------
                                            September 30, 2000 September 30, 1999
                                            ------------------ ------------------
Operating activities:
 Cash received from customers                  $   2,167,000   $   7,451,000
 Cash paid to suppliers and employees             (4,073,000)     (8,222,000)
 Interest received                                    74,000         155,000
 Interest paid                                       (32,000)       (307,000)
 Taxes paid                                          (20,000)        (48,000)
                                               -------------   -------------
      Net cash used in operating activities       (1,884,000)       (971,000)
                                               -------------   -------------
Investing activities:
 Acquisition of property, plant and equipment       (268,000)       (985,000)
 Proceeds from sale of assets                        424,000          45,000
 Proceeds from redemptions of certificates of
  deposit                                            280,000               -
 Distribution from partnership                       230,000               -
 Investment in and advances to fifty percent-owned
  subsidiary                                        (343,000)       (608,000)
 Advances for notes receivable                      (302,000)       (891,000)
 Payments on notes receivable                        143,000         341,000
 Other                                               212,000         157,000
                                               -------------   -------------
      Net cash provided by (used in) investing
       activities                                    376,000      (1,941,000)
                                               -------------   -------------

Financing activities:
 Payments on line of credit and term notes           (63,000)       (246,000)
 Proceeds from notes                               1,025,000               -
 Purchase of treasury stock                                -        (326,000)
                                               -------------   -------------
      Net cash provided by (used in) financing
       activities                                    962,000        (572,000)
                                               -------------   -------------
Net decrease in cash and cash equivalents           (546,000)     (3,484,000)

Cash and cash equivalents at beginning of period     767,000       5,190,000
                                               -------------   -------------
Cash and cash equivalents at end of period     $     221,000   $   1,706,000
                                               =============   =============

Continued

                      THE BEARD COMPANY AND SUBSIDIARIES
                           Statements of Cash Flows
                                  (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                For the Nine Months Ended
                                                -------------------------
                                            September 30, 2000 September 30, 1999
                                            ------------------ ------------------
Net loss                                       $  (2,135,000)  $  (1,903,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation, depletion and amortization             82,000         295,000
 Gain on sale of assets                             (206,000)        (13,000)
 Equity in net (income) loss of unconsolidated
  affiliates                                         584,000         (27,000)
 Impairment of investment and other assets                 -         152,000
 Net cash used by discontinued operations offsetting
  accrued impairment loss                           (180,000)       (347,000)
 Minority interest in operations of consolidated
  subsidiary                                         (16,000)              -
 Noncash compensation expense                          6,000               -
 Other                                                 1,000          (1,000)
 (Increase) decrease in accounts receivable,
  prepaid expenses and other current assets          (63,000)      1,282,000
 Decrease in inventories                               1,000         133,000
 Increase (decrease) in accounts payable, accrued
  expenses and other liabilities                      42,000        (542,000)
                                               -------------   -------------
 Net cash used in operating activities         $  (1,884,000)  $    (971,000)
                                               =============   =============

Supplemental Schedule of Noncash Investing and Financing Activities:
 Issuance of subsidiary common stock in exchange for
  ownership in applied-for patents             $      10,000   $           -
                                               =============   =============
 Exchange of coal extraction and beneficiation equipment
  for release of debt obligation               $           -   $  23,053,000
                                               =============   =============

 Sale of property, plant and equipment for
  notes receivable                             $           -   $      80,000
                                               =============   =============

See accompanying notes to financial statements.

                     THE BEARD COMPANY AND SUBSIDIARIES
                        Notes to Financial Statements

                         September 30, 2000 and 1999
                                 (Unaudited)

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

  The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest ("Beard" or the "Company"). Subsidiaries and investees in which Beard does not exercise control are accounted for using the equity method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

  The financial information included herein is unaudited;
  however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

  The results of operations for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

(2)  Liquidity and Ability to Fund Operations
  In January 1999, the Company's primary source of revenues and cash flows was eliminated by the termination of the Operating Agreements with MCNIC (see note 3). As a result of the termination of the plant operating agreements, the requirement to fund operating losses, and the decision to pursue other investment opportunities, the Company's working capital and cash and cash equivalents decreased significantly at September 30, 2000 compared to September 30, 1999. To mitigate potential liquidity problems, the Company obtained stand-by financing of $1.3 million in April 2000, of which $300,000 was from a commercial bank and $1 million was from an affiliate of the Company's chairman. Subsequent to its original commitment, the bank extended the maturity date of its original credit line from April 2001 to January 2002 in exchange for a guaranty. The affiliate furnished the guaranty, reduced its credit line to $700,000 and extended the term thereof from July 2001 to February 2002 at a fixed interest rate of 10%. Through September 30, 2000, the Company had drawn down $700,000 of its available financing from this affiliate and $275,000 of its available financing from the commercial bank. The Company also expects to generate cash from the disposition of assets of discontinued operations and from the sale of certain real estate holdings.

  The Company is focusing on replacing its Coal Segment's revenues. In November 1999 the Company signed letters of intent with a large coal company and a Section 29 operator which called for the Company to build and operate two fine coal preparation plants to recover clean coal from two ponds and provide the feed stock for two briquetting plants (the "LOI Projects"). Due to limited availability of qualified
  Section 29 briquetters at reasonable prices, it presently appears unlikely that the LOI Projects will be finalized.

  Meanwhile, the Company has continued to pursue other reclamation projects. Beard Technologies, Inc. ("BTI") recently completed a coring job at a slurry pond in West Virginia. However, the coal fines reserves were not as great as anticipated and the Fortune 500 company whichs owns the pond is now trying to decide whether or not to proceed with the installation of a preparation plant to recover clean coal from the pond. As a result, BTI's letter of intent for this project is now on hold. We are currently drilling 50 core holes at a large pond for a private company. If the economics for recovery from this pond are as good as anticipated, BTI will be negotiating with the owner to install a preparation plant at the pond site, or alternatively, to become the plant operator if the owner decides to install its own plant.

  The Company's project financing plans for the Coal Segment are on hold pending the resolution of the two projects described above. Meanwhile, working capital generated from the sale of assets is expected to be sufficient to meet the Company's working capital requirements through 2000.

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

(4)  Discontinued Operations
     BE/IM Segment
  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results for the three and nine-month periods ended September 30, 1999 were losses of $29,000 and $93,000, respectively.

  In December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 related to the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 related to anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual losses for the three and nine-month periods ended September 30, 2000 were $139,000 and $276,000 respectively, the Company's share of which was charged against the loss accrual recorded in 1999.

  Pursuant to an agreement executed among the partners effective as of September 15, 2000, the majority of the assets and liabilities of the partnership were distributed to Beard. The partnership will be dissolved when the proceeds from the sale of the inventory are received and the final distribution made to the former partners. The Company received assets consisting of cash, accounts receivable, and fixed assets totaling $441,000 and liabilities consisting primarily of accounts payable and accrued expenses totaling $348,000. As of September 30, 2000, Beard's remaining investment in NABR was $66,000.

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

  In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. This loss included $180,000 related to additional expected operating losses of ITF through the disposal date of the remaining assets; and $34,000 related to a further reduction in the estimated realizable value of the remaining C-stores as of December 31, 1999. Revenues from the discontinued ITF Segment were $534,000 and $1,653,000, respectively, for the three and nine-month periods ended September 30, 2000. ITF's actual operating losses for the three and nine-month periods ended September 30, 2000 were $75,000 and $224,000, respectively. The actual losses for the three and nine-month periods ended September 30, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999. The Company recorded an additional loss of $44,000 in the third quarter of 2000.

  As of September 30, 2000, the assets related to the ITF Segment consist primarily of cash, accounts receivable, inventory, prepaid expenses and the two remaining C-stores with a total recorded value of $1,051,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $116,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects the C-stores to be sold by mid-year 2001.

(5)  Redeemable Preferred Stock
  The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2000 operations through September 30 were not sufficient to begin the sharing of consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

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

  The number of shares outstanding, the number of treasury shares and the weighted average number of common shares outstanding for all periods presented have been restated to give effect to a three-for-four reverse stock split effective as the close of business on September 20, 2000.

(7)  Income Taxes
  In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company made no provision for income taxes for the three months ended September 30, 2000. The provision for income taxes for the nine-month period ended September 30, 2000 consists of federal alternative minimum tax of $14,000. The Company recorded a $16,000 provision for alternative minimum taxes for the nine months ended September 30, 1999.

  At September 30, 2000, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                  Expiration
                                     Date      Amount
                                  ----------   ------
Federal regular tax
 operating loss carryforwards     2004-2009    $ 52,416

Investment tax credit
 carryforward                     2000         $    104

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

(9)  Business Segment Information
  The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments during the three and nine-month periods ended September 30, 2000 and 1999: Coal, Carbon Dioxide, China, Natural Gas Well Servicing, and Environmental Remediation.

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

                                                       Natural
                            Carbon      Environmental Gas Well
                    Coal   Dioxide China Remediation  Servicing  Other  Total
                    ----   ------- ----- -----------  ---------  -----  -----
Three months ended
------------------
September 30, 2000
------------------
Revenues from
 external customers $ 61   $ 125   $   -  $     -     $   50     $   -  $  236
Segment profit
 (loss)              (97)     84    (100)     (14)      (572)      (63)   (762)

Three months ended
------------------
September 30, 1999
------------------
Revenues from
 external customers $ 49   $  95   $   -  $     -     $  628     $   -  $  772
Segment profit
 (loss)             (232)     68     (61)     (88)       (96)      (33)   (442)

Nine months ended
-----------------
September 30, 2000
------------------
Revenues from
 external customers$  84   $ 338   $   -  $     -     $  284     $   -  $  706
Segment profit
 (loss)             (537)    245    (291)    (131)    (1,703)     (215) (2,632)
Segment assets     1,699     455       -        7      1,894        59   4,114

Nine months ended
-----------------
September 30, 1999
------------------
Revenues from
 external customers$ 841   $ 319   $   -  $     -    $ 1,528     $   -  $2,688
Segment profit
 (loss)             (557)    286    (219)    (258)      (177)      (69)   (994)
Segment assets     1,495     558       -       10      2,798         -   4,861

  Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and nine months ended
  September 30, 2000 and 1999 (in thousands):

                              For the Three Months For the Nine Months
                                     Ended                Ended
                              -------------------- -------------------
                              September  September September September
                              30, 2000   30, 1999  30, 2000  30, 1999
                              ---------  --------- --------- ---------
Total loss for
 reportable segments          $  (762)   $  (442)  $(2,632)  $  (994)
Eliminate loss
 from Natural Gas Well
 Servicing operations
 accounted for as an
 equity investment                529         96     1,585       177
Equity in loss
 from Natural Gas Well
 Servicing operations
 accounted for as an
 equity investment               (264)       (48)     (792)      (86)
Net corporate costs not
 allocated to segments             50       (368)     (238)     (891)
                              -------    -------   -------   -------
   Total consolidated
    loss from
    continuing operations
    before income taxes       $  (447)   $  (762)  $(2,077)  $(1,794)
                              =======    =======   =======   =======

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

  The following discussion focuses on material changes in the Company's financial condition since December 31, 1999 and results of operations for the quarter ended September 30, 2000 compared to the prior year third quarter and the nine months ended September 30, 2000 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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

Material changes in financial condition - September 30, 2000 as compared with December 31, 1999.

  The following table reflects changes in the Company's financial condition during the periods indicated:

                       September 30, December 31,  Increase
                            2000        1999      (Decrease)
                       ------------- ------------ ----------
Cash and cash equivalents $ 221,000   $ 767,000   $(546,000)

Working capital           $ (59,000)  $ 923,000   $(982,000)

Current ratio               .95 to 1    2.04 to 1

  During the first nine months of 2000, the Company reduced its working capital by $982,000 from $923,000 as of December 31, 1999. $145,000 of the decrease was attributable to purchases of equipment by the Coal Segment. $42,000 of working capital was used to pay for equipment utilized by the Company's subsidiary which rents sand separators in northeastern Mexico. There were net advances of $343,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. $131,000, $291,000 and $215,000, respectively, were used to fund the startup activities of the E/R, China and e-Commerce Segments.
The Company received proceeds from the sale of assets totaling $424,000 for the nine months partially offsetting the above de-creases in working capital. The remainder of the working capital was utilized to fund other operations.

  Termination of the agreements to operate the MCNIC coal fines projects effective January 31, 1999 (see Note 3 to the accompanying financial statements) had a material detrimental effect upon the Company's profitability during the first quarter of 1999 as well as the subsequent periods. In November 1999 the Company signed letters of intent with a large coal company and a
Section 29 operator which called for the Company to build and operate two fine coal preparation plants to recover clean coal from two ponds and provide the feed stock for two briquetting plants (the "LOI Projects"). Due to limited availability of qualified Section 29 briquetters at reasonable prices, it presently appears unlikely that the LOI Projects will be finalized.

  Meanwhile, the Company has continued to pursue other reclamation projects. Beard Technologies, Inc. ("BTI") recently completed a coring job at a slurry pond in West Virginia. However, the coal fines reserves were not as great as anticipated and the Fortune 500 company which owns the pond is now trying to decide whether or not to proceed with the installation of a preparation plant to recover clean coal from the pond. As a result, BTI's letter of intent for this project is now on hold. We are currently drilling 50 core holes at a large pond for a private company. If the economics for recovery from this pond are as good as anticipated, BTI will be negotiating with the owner to install a preparation plant at the pond site, or alternatively, to become the plant operator if the owner decides to install its own plant.

  The Company's project financing plans for the Coal Segment are on hold pending the resolution of the two projects described above. Meanwhile, working capital generated from the sale of assets is expected to be sufficient to meet the Company's working capital requirements through 2000. Such assets are composed primarily of the remaining assets of the discontinued ITF and BE/IM Segments. The discontinuance of these segments will benefit liquidity by generating cash from the liquidation of the assets and by eliminating the funding of losses resulting from the operations of the ITF Segment.

  The Company's future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas and the services provided by the Company's WS Segment, private and governmental demand for environmental remediation services, demand for the services and technology being offered in China, and the degree to which the Company is successful in bringing its Internet technology to a favorable conclusion. The Company anticipates that its current resources are sufficient to enable it to fund its operations through 2000.

  Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 5 to the accompanying financial statements.

Material changes in results of operations - Quarter ended
September 30, 2000 as compared with the Quarter ended September
30, 1999.

  The net loss for the quarter ended September 30, 2000 was $491,000, compared to a net loss of $791,000 for the third quarter of the prior year. Discontinued operations accounted for $44,000 of the loss in the third quarter of 2000 compared to $29,000 for the same period in 1999. The Coal Segment reported a $141,000 decrease in operating loss for the quarter. The CO2 Segment had a $16,000 increase in its operating margin due primarily to a slight increase in revenue from its interests in the McElmo Dome field. The operating loss in China increased $39,000 to $100,000 for the third quarter of 2000 compared to the same period in 1999. There was an $89,000 reduction in the operating loss of the ER Segment for the third quarter of 2000 compared to the third quarter of 1999. The operating loss of the WS Segment increased $57,000 in the current quarter compared to the same period in 1999. The new e-Commerce Segment incurred operating losses of $61,000 for the third quarter of 2000 compared to $33,000 in the third quarter of 1999. The operating loss in Other activities for the third quarter of 2000 decreased $78,000 compared to the same period in 1999. As a result, the operating loss in the third quarter of 2000 was $200,000 smaller than in the same period in 1999.

  Operating results of the Company's primary operating Segments are reflected below:

                                               2000         1999
                                               ----         ----
             Operating profit (loss):
               Coal reclamation             $ (97,000)   $(238,000)
               Carbon dioxide                  84,000       68,000
               China                         (100,000)     (61,000)
               Environmental remediation      (14,000)    (103,000)
               Natural gas well servicing     (57,000)           -
               e-Commerce                     (61,000)     (33,000)
                                            ---------    ---------
                   Subtotal                  (245,000)    (367,000)
               Other                         (221,000)    (299,000)
                                            ---------    ---------
                    Total                   $(466,000)   $(666,000)
                                            =========    =========

  The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

  As discussed in Note 3 to the accompanying financial statements, since April 1998, the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The CR Segment generated operating losses of $97,000 and $238,000 for the third quarter of 2000 and 1999, respectively, reflecting the effects of the termination of this contract while maintaining its corporate staff as it continued to pursue new reclamation contracts.

Carbon dioxide

  Third quarter 2000 operations reflected an operating profit of $84,000 compared to $68,000 in the 1999 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $30,000 or 32% to $125,000 for the third quarter of 2000 compared to $95,000 for the same period in 1999.

China

  The operating loss of the China Segment increased to $100,000 in the current quarter versus $61,000 in the 1999 third quarter as Beard Sino-American Resources Co., Inc. stepped up its level of activity to promote centrifuge sales and the installation of composting facilities.

Environmental remediation

  The subsidiary which comprises this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. The ER Segment generated an $89,000 smaller operating loss in the third quarter of 2000 as compared with the same period in 1999. The segment recorded no revenues in the third quarter of 2000 or 1999. Since 1997 personnel employed in the segment have been attempting to develop a market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The subsidiary incurred less operating and SG&A costs as its marketing budget was decreased due to lack of sales.

Natural gas well servicing

  The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January 2000 after contracts with Petroleos Mexicanos ("Pemex") were allowed to expire by Pemex rather than being "rolled over" as has been the practice in the past. The two companies were unsuccessful bidders as subcontractors to Schlumberger on two new contracts for Pemex in August. However, the well testing company is currently negotiating to participate in an existing contract which Schlumberger has with Pemex and put four of its eight units to work. The sand separator company and Schlumberger are negotiating with Pemex on a contract that could put the company's five separators to work. The results of these negotiations will determine whether or not the two companies will continue to operate in Mexico. If the negotiations are not successful, the companies will move their equipment back to the U.S. where there is a strong market for this type of equipment due to the resurgence of gas prices.

  The WS Segment, including the sand separator company which was formed late in the third quarter of 1999, incurred an operating loss of $57,000 for the third quarter of 2000. The Company's share of the loss for its 50%-owned natural gas well testing investee was $264,000 for the third quarter of 2000 versus a loss of $48,000 for the same period in 1999, with the suspension of operations accounting for the deterioration in results.

e-Commerce

  The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $61,000 in the third quarter of 2000 versus an operating loss of $33,000 in the prior year quarter reflecting the stepup in its activity level as it pursues its development strategy. starpay.com, inc. has temporarily put its pursuit of venture capital funding on hold. starpay's revised strategy is to pursue the development of an Internet-only credit card product using existing transaction infrastructure as a backbone. Meanwhile it has been pursuing a strategic alliance with a regional banking group which has indicated strong interest in moving forward with product development.

Other activities

  Other operations, consisting principally of general and corporate activities, generated a $78,000 reduction in the loss for the third quarter of 2000 compared to the same period in 1999. The Company was able to achieve cost reductions in many areas, primarily salaries and benefits expense, insurance costs, and contract labor.

Selling, general and administrative expenses

  The Company's selling, general and administrative expenses ("SG&A") were $28,000 less in the third quarter of 2000 compared to the same period in 1999. The Coal Segment had a decrease in SG&A expenses of $5,000 due to a reduction in personnel. The China Segment incurred increased SG&A expenses of $39,000 as the Company accelerated efforts to secure contracts in China. The WS Segment's SG&A expenses decreased $6,000 for the third quarter of 2000 compared to the same period in 1999. The e-Commerce Segment incurred an additional $28,000 in SG&A expenses as the segment pursued the market for its technology. The ER Segment incurred decreased SG&A expenses of $19,000 for the third quarter of 2000 compared to 1999 as a result of a reduction in its marketing budget. Other operations, primarily corporate, incurred approximately $65,000 less in SG&A for the third quarter of 2000 compared to the same period in 1999.

Depreciation, depletion and amortization expenses

  The third quarter of 2000 reported an increase in DD&A expense of $5,000, reflecting additions to property, plant and equipment made since September 30, 1999, primarily in the Coal Segment.

Other income and expense

    Other income and expenses netted to income of $19,000 for the third quarter of 2000, up sharply from the $96,000 loss recorded for such items in the same period of 1999. Interest income was down $7,000 for the third quarter of 2000 compared to the same period in 1999 primarily as a result of the reduction in cash available for investment. Interest expense was up $21,000 reflecting the Company's increased level of indebtedness. The
Company realized an increase of $194,000 in gain on sale of assets primarily as a result of the sale of the property owned by a real estate partnership in which the Company had an interest.
The Company recorded a loss of $264,000 for the third quarter of 2000 compared to a loss of $48,000 for the same period in 1999 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico. The operations of this entity were severely curtailed in January 2000 as Pemex allowed the contracts for its subcontractors providing services to expire rather than have them automatically renew. The contracts had not been renewed through the third quarter of 2000. See the discussion regarding the WS Segment above. The Company's equity in the earnings of Cibola decreased $8,000 from $78,000 for the third quarter of 1999 to $70,000 for the same period in 2000 reflecting losses on certain outside investments by Cibola. The third quarter of 1999 was negatively impacted by an impairment of $110,000 relating to the Company's investment in a company manufacturing the chemical used by its subsidiary in the ER Segment and an impairment of $42,000 relating to the license rights owned by that subsidiary with no comparable adjustments in the third quarter of 2000.

Income taxes

  The Company made no provision for income taxes in either the third quarter of 2000 or the same period in 1999. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which was accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results was a $29,000 loss for the 1999 third quarter.

  In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. $778,000 of NABR's loss represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999. $572,000 of NABR's loss represented anticipated operating losses through April 2000 (the date operations ceased) and the estimated costs of ceasing operations. NABR's actual loss for the three months ended September 30, 2000 was $139,000, the Company's share of which was charged against the loss accrual it recorded in 1999. See Note 4 to the accompanying financial statements.

  Pursuant to an agreement executed among the partners effective as of September 15, 2000, the majority of the assets and liabilities of NABR were distributed to Beard. The partnership will be dissolved when the proceeds from the sale of the inventory are received and the final distribution made to the former partners. The Company received assets consisting of cash, accounts receivable, and fixed assets totaling $441,000 and liabilities consisting primarily of accounts payable and accrued expenses totaling $348,000. As of September 30, 2000, Beard's remaining investment in NABR was $66,000.

Material changes in results of operations - Nine months ended
September 30, 2000 as compared with the Nine months ended
September 30, 1999.

  The net loss for the nine months ended September 30, 2000 was $2,135,000, compared to a net loss of $1,903,000 for the first nine months of the prior year. Continuing operations posted a net loss of $2,091,000 after taxes of $14,000 compared to a loss from continuing operations of $1,810,000 after taxes of $16,000 for the same period in 1999. Discontinued operations accounted for $44,000 of the net loss for the 2000 period versus $93,000 in the 1999 period.

  Operating results of the Company's primary operating segments are reflected below:

                                         2000           1999
                                         ----           ----
          Operating profit (loss):
            Coal reclamation        $  (535,000)    $  (417,000)
            Carbon dioxide              245,000         222,000
            China                      (291,000)       (219,000)
            Environmental remediation  (131,000)       (258,000)
            Natural gas well servicing (133,000)              -
            e-Commerce                 (215,000)        (69,000)
                                    -----------     -----------
               Subtotal              (1,060,000)       (741,000)
            Other                      (732,000)     (1,083,000)
                                    -----------     -----------
                 Total              $(1,792,000)    $(1,824,000)
                                    ===========     ===========

  The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

  As discussed in Note 3 to the accompanying financial statements, since April of 1998 the Company had been operating six coal slurry impoundment sites for a subsidiary of a large midwestern utility company under a cost-plus arrangement which guaranteed the Company a minimum operating profit of $100,000 per month. The arrangement was terminated on January 31, 1999. The $118,000 increase in the operating loss for the first nine months of 2000 compared to the same period in 1999 reflects the effect of losing the guaranteed profit realized from these contracts for nine months in 2000, versus having eight months of such losses plus one month of profit in 1999.

Carbon dioxide

  Operations for the first nine months of 2000 resulted in an operating profit of $245,000 compared to a $222,000 operating profit for the first nine months of 1999. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $19,000 or 6% to $338,000 for the first nine months of 2000 compared to $319,000 for the same period in 1999. The Company recorded $4,000 less in operating costs associated with the properties in the first nine months of 2000 compared to the same period in 1999. While production volumes for the field increased for the first nine months of 2000 compared to the same period in 1999, paid volumes to the Company's interest decreased as the Company reduced its overproduced status.

China

  The operating loss of the China Segment increased to $291,000 in the current nine months versus $219,000 in the 1999 first nine months as Beard Sino-American Resources Co., Inc. stepped up its level of activity to promote centrifuge sales and the installation of composting facilities.

Environmental remediation

  The ER Segment's operating loss decreased $127,000 to $131,000 for the first nine months of 2000 compared to $258,000 for the same period in 1999. The segment recorded no revenues in the first nine months of 2000 or 1999. Personnel employed in the segment have been attempting to expand the market for the process and the chemical product involved by demonstrating the benefits of the process to potential customers. The segment incurred less operating and SG&A costs in the current nine months period as its marketing budget was decreased due to lack of sales.

Natural gas well servicing

  The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January, 2000 after contracts with Petroleos Mexicanos ("Pemex") were allowed to expire by Pemex rather than being "rolled over" as has been the practice in the past. The two companies were unsuccessful bidders as subcontractors to Schlumberger on two new contracts for Pemex in August. However, the well testing company is currently negotiating to participate in an existing contract which Schlumberger has with Pemex and put four of its eight units to work. The sand separator company and Schlumberger are negotiating with Pemex on a contract that could put the company's five separators to work. The results of these negotiations will determine whether or not the two companies will continue to operate in Mexico. If the negotiations are not successful, the companies will move their equipment back to the U.S. where there is a strong market for this type of equipment due to the resurgence of gas prices.

  The WS Segment, including the sand separator company which was formed late in the third quarter of 1999, incurred an operating loss of $133,000 for the nine months ended September 30, 2000. The Company's share of the loss for its 50%-owned natural gas well testing investee was $792,000 for the first nine months of 2000 versus a loss of $86,000 for the same period in 1999, with the suspension of operations accounting for the deterioration in results.

e-Commerce

  The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $215,000 for the first nine months of 2000 versus an operating loss of $69,000 in the prior year period reflecting the stepup in its activity level as it pursues its development strategy. starpay.com, inc. has temporarily put its pursuit of venture capital funding on hold. starpay's revised strategy is to pursue the development of an Internet-only credit card product using existing transaction infrastructure as a backbone. Meanwhile it has been pursuing a strategic alliance with a regional banking group which has indicated strong interest in moving forward with product development.

Other activities

  Other operations, consisting principally of general and corporate activities, generated a $351,000 reduction in the operating loss for the first nine months of 2000 as compared to the same period last year. Reasons for the decreased loss include a reduction of $45,000 in legal costs, primarily those associated with the McElmo Dome Litigation, decreases in salary and related costs of $137,000, decreases in contract labor costs of $43,000, and reductions in several other expense categories as the Company found ways to reduce costs.

Selling, general and administrative expenses

  The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 2000 decreased to $1,484,000 from $1,580,000 for the first nine months of 1999. The Coal Segment had a decrease in SG&A expenses of $48,000 due primarily to reductions in staff and other expenses. The China Segment had an increase of $71,000 of SG&A costs while segment personnel accelerated their efforts to secure contracts in China. The ER Segment's SG&A decreased $33,000 for the nine months of 2000 compared to the same period in 1999 as personnel found ways to reduce costs as they continued to seek a market for the products and services of the segment. The WS Segment incurred $20,000 more SG&A expenses for the nine months of 2000 compared to the same period of the prior year as personnel in Mexico continued to pursue the contracts with Pemex and other subcontractors in the region. The new e-Commerce Segment incurred $145,000 in additional SG&A costs as segment personnel sought partners to develop the technology involved with the Internet purchasing system. Other operations incurred approximately $251,000 less in SG&A for the nine months of 2000 compared to the same period in 1999 primarily as a result of decreased legal costs and the reduction in other expenses discussed above.

Depreciation, depletion and amortization expenses

  DD&A expense decreased $145,000 from $227,000 to $82,000 for the nine months of 1999 compared to the same period in 2000, reflecting primarily a $133,000 reduction in depreciation on coal fines extraction and beneficiation equipment in the Coal Segment during the past year. On March 19, 1999, the Company assigned all its membership interest in the company owning the equipment to the noteholder in exchange for a release on the debt for which the property was security. See note 3 to the accompanying financial statements.

Other income and expenses

  The other income and expenses for the first nine months of 2000 netted to a total net loss of $285,000 compared to $30,000 of net income for the same period in 1999. Interest income was down $70,000 for the first nine months of 2000 compared to the same period in 1999 primarily as a result of the reduction in cash available for investment. Interest expense was down $129,000 as a result of the release, effective January 31, 1999, of the debt incurred to purchase the coal fines and beneficiation equipment on June 30, 1998.

  The Company realized an increase of $201,000 in gain on sale of assets primarily as a result of the sale of the property owned by a real estate partnership in which the Company had an interest. The Company's equity in the earnings of unconsolidated affiliates was down $704,000 for the first nine months of 2000 compared to 1999. The Company recorded a loss of $792,000 on its investment in an entity engaged in natural gas well testing operations in northeastern Mexico (the WS Segment) compared to a loss of $86,000 for the same period in 1999. The operations of this entity were severely curtailed in January 2000 as Pemex allowed the contracts for its subcontractors providing services to expire rather than have them automatically renew. See the discussion regarding the WS Segment above. The Company's equity in the earnings of Cibola increased $2,000 from $211,000 for the first nine months of 1999 to $213,000 for the same period in 2000 reflecting Cibola's improved operating results. The first nine months of 1999 were negatively impacted by the impairment of $110,000 relating to the Company's investment in a company manufacturing the chemical used by its subsidiary in the ER Segment and an impairment of $42,000 relating to the license rights owned by that subsidiary with no comparable adjustments in the year 2000.

Income taxes

  The Company provided for federal alternative minimum tax expense of $14,000 for the first nine months of 2000 compared to $16,000 in alternative minimum tax expense in the same period in 1999. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

  In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which is accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results was a $93,000 loss for the nine months ended September 30, 1999.

  In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 related to anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual loss for the nine months ended September 30, 2000 was $276,000, the Company's share of which was charged against the loss accrual it recorded in 1999. See Note 4 to the accompanying financial statements.

  Pursuant to an agreement executed among the partners effective as of September 15, 2000, the majority of the assets and liabilities of NABR were distributed to Beard. The partnership will be dissolved when the proceeds from the sale of the inventory are received and the final distribution made to the former partners. The Company received assets consisting of cash, accounts receivable, and fixed assets totaling $441,000 and liabilities consisting primarily of accounts payable and accrued expenses totaling $348,000. As of September 30, 2000, Beard's remaining investment in NABR was $66,000.

Impact of Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133. If the provisions of SFAS No. 133 and No. 138 were to be applied as of September 30, 2000, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the three and nine-month periods then ended.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

  At September 30, 2000, the Company had notes receivable of $801,000 and long-term debt of $995,000. The notes receivable and long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. At September 30, 2000, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by an amount less than $5,000 and reduced the fair value of its fixed rate long-term debt by an amount less than $2,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  Commencing on August 7, 2000, proxies were solicited on behalf of the Board of Directors of the Company in connection with a Special Meeting in Lieu of Annual Meeting of Stockholders.

  (a)  This special meeting was held on September 1, 2000.

  (b) The business of the meeting included the election of Allan R. Hallock and Ford C. Price to serve as directors for three year terms or until their successors have been elected and qualified.

  In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

      Harlon E. Martin, Jr. (2001)     Herb Mee, Jr. (2001)
      W. M. Beard           (2002)

  In addition to the above, Michael E. Carr, elected in 1994 to serve as a director by the preferred stockholders, will continue to serve until his successor has been elected and qualified.

The table below sets forth the voting for election of directors:

                   Votes      Votes    Votes                    Broker
Name of Nominee     For      Against  Withheld  Abstentions    Non-Votes
---------------    -----     -------  --------  -----------    ---------
Allan R. Hallock  2,306,827    -0-     20,589      -0-         254,100
Ford C. Price     2,306,836    -0-     20,580      -0-         254,100

  (c) The business of the meeting also included a proposal to approve a 3-for-4 reverse stock split of the Company's common stock and to amend the Company's Certificate of Incorporation to decrease the number of shares of common stock authorized for issuance from 10,000,000 to 7,500,000 and to increase the par value of the shares from $0.00l to $0.001333 per share. The table below sets forth the voting for such proposal:

                Votes         Votes                    Broker
                 For         Against   Abstentions    Non-Votes
                -----        -------   -----------    ---------
              2,302,067      24,808         541        254,100

  (d) At the meeting the stockholders also voted to approve the appointment of Cole & Reed, P.C. as independent certified public accountants for fiscal year 2000. The table below sets forth the voting for such proposal:

               Votes          Votes                    Broker
                For          Against   Abstentions    Non-Votes
               -----         -------   -----------    ---------
               2,317,485     766       9,165          254,100

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

2(b)  Agreement and Plan of Merger by and  between  The  Beard
      Company ("Beard") and The New Beard Company ("New Beard"), dated as of September 16, 1997. (This Exhibit has been previously filed as Exhibit B to Registrant's Proxy
      Statement filed on September 12, 1997, and same is incorporated by reference).

2(c) Certificate of Merger merging Beard into New Beard as filed with the Secretary of State of Oklahoma on November 26, 1997. (This Exhibit has been previously filed as Exhibit 2.1 to Registrant's Form 8-K, filed on December 8, 1997, and same is incorporated by reference).

3(i)  Restated Certificate of Incorporation of Beard (formerly
      New Beard) as filed with the Secretary of State of Oklahoma on September 20, 2000.

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

10(b) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-
      K for the period ended December 31, 1999, filed on April
      14, 2000, and same is incorporated by reference).*

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

10(o) Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable
      Unitrust (the " Unitrust") dated September 1, 2000.

10(p) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated by reference).

10(q) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000.

10(r) Promissory  Note from Registrant to Bank of Oklahoma,  N.A.
      ("BOK") dated August 30, 2000.

10(s) Extension  Promissory  Note from Registrant to BOK dated
      September 30, 2000.

10(t) Guaranty  Agreement  between the Unitrust and BOK dated
      August 30, 2000.

10(u) Guaranty Agreement between W.M. Beard and BOK dated August
      30, 2000.

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


                (Registrant)   THE BEARD COMPANY

                               HERB MEE, JR.
(Date) November 20, 2000       Herb Mee, Jr., President and
                               Chief Financial Officer


                               JACK A. MARTINE
(Date) November 20, 2000       Jack A. Martine, Controller and
                               Chief Accounting Officer

                         EXHIBIT INDEX

Exhibit
Number    Description                Method of Filing
--------  -----------                ----------------
2     Plan of acquisition,           Incorporated herein by reference
      reorganization, arrangement,
      liquidation or succession:

2(a)  Agreement and Plan of          Incorporated herein by reference
      Reorganization by and among
      Registrant, Beard Oil Company
      ("Beard Oil") and New Beard,
      Inc., dated as of July 12,
      1993.

2(b)  Agreement and Plan of Merger   Incorporated herein by reference
      by and between The Beard
      Company ("Beard") and The New
      Beard Company ("New Beard"),
      dated as of September 16,
      1997.

2(c)  Certificate of Merger merging  Incorporated herein by reference
      Beard into New Beard as filed
      with the Secretary of State
      of Oklahoma on November 26,
      1997.

3(i)  Restated Certificate of        Filed herewith electronically
      Incorporation of Beard
      (formerly New Beard) as filed
      with the Secretary of State
      of Oklahoma on September 20,
      2000.

3(ii) Registrant's By-Laws as        Incorporated herein by reference
      currently in effect.

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

10(a) Amendment No. One to The       Incorporated herein by reference
      Beard Company 1993 Stock
      Option Plan dated August 27,
      1993, as amended June 4,
      1998.

10(b) The Beard Company 1994         Incorporated herein by reference
      Phantom Stock Units Plan as
      amended effective October 23,
      1997.

10(c) Amendment No. One to The       Incorporated herein by reference
      Beard Company Deferred Stock
      Compensation Plan dated
      November 1, 1995, as amended
      July 21, 1999.

10(d) Form of Change in Control      Incorporated herein by reference
      Compensation Agreement dated
      as of January 24, 1997, by
      and between Carbonics and
      three employees.

10(e) Amended and Restated           Incorporated herein by reference
      Nonqualified Stock Option
      Agreement by and between
      Richard D. Neely and ISITOP,
      Inc. ("ISITOP"), dated
      November 12, 1998.

10(f) Amended and Restated           Incorporated herein by reference
      Nonqualified Stock Option
      Agreement by and between
      Jerry S. Neely and ISITOP,
      dated November 12, 1998.

10(g) Nonqualified Stock Option      Incorporated herein by reference
      Agreement by and between
      Robert A. McDonald and
      ISITOP, dated November 12,
      1998.

10(h) Incentive Stock Option         Incorporated herein by reference
      Agreement by and between
      Philip R. Jamison and Beard
      Technologies, Inc. ("BTI"),
      dated May 18, 1998.

10(i) Subscription Agreement by and Incorporated herein by reference between Cibola Corporation
      ("Cibola") and Registrant,
      dated April 10, 1996.

10(j) Nonrecourse Secured            Incorporated herein by reference
      Promissory Note from
      Registrant to Cibola, dated
      April 10, 1996.

10(k) Security Agreement by and      Incorporated herein by reference
      among Registrant, Cibola and
      the Cibola shareholders,
      dated April 10, 1996.

10(l) Tax Sharing Agreement by and   Incorporated herein by reference
      among Registrant, Cibola and
      the Cibola shareholders,
      dated April 10, 1996.

10(m) Guaranty Agreement between     Incorporated herein by reference
      Registrant and Oklahoma Bank
      and Trust Company, dated as
      of June 7, 1999.

10(n) Letter Loan Agreement by and   Incorporated herein by reference
      between Registrant and The
      William M. Beard and Lu Beard
      1988 Charitable Unitrust (the
      " Unitrust") dated April 3,
      2000.

10(o) Amended Letter Loan Agreement Filed herewith electronically by and between Registrant and
      The William M. Beard and Lu
      Beard 1988 Charitable
      Unitrust (the " Unitrust")
      dated September 1, 2000.

10(p) Promissory Note from           Incorporated herein by reference
      Registrant to the Trustees of
      the Unitrust dated April 3,
      2000.

10(q) Renewal Promissory Note from   Filed herewith electronically
      Registrant to the Trustees of
      the Unitrust dated September
      1, 2000.

10(r) Promissory Note from           Filed herewith electronically
      Registrant to Bank of
      Oklahoma, N.A. ("BOK") dated
      August 30, 2000.

10(s) Extension Promissory Note      Filed herewith electronically
      from Registrant to BOK dated
      September 30, 2000.

10(t) Guaranty Agreement between     Filed herewith electronically
      the Unitrust and BOK dated
      August 30, 2000.

10(u) Guaranty Agreement between     Filed herewith electronically
      W.M. Beard and BOK dated
      August 30, 2000.

27    Financial Data Schedule        Filed herewith electronically