Form 10-K
period 2000-12-31
BEARD CO /OK
filed 2001-04-02
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     [X] ANNUAL REPORT PURSUANT TO SECTION
                               13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to __________________

                         Commission file number 1-12396

                                THE BEARD COMPANY
             (Exact name of registrant as specified in its charter)

          Oklahoma                                          73-0970298
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

                           Enterprise Plaza, Suite 320
                              5600 North May Avenue
                          Oklahoma City, Oklahoma              73112
                    (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (405)  842-2333

           Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)                                  (Name of each exchange on
       None                                                  which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.001333 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ ]

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on February 28, 2001 was $522,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2001 was
           Common Stock $.001333 par value - 1,828,845

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement in connection with the 2001 Annual Meeting of Stockholders of The Beard Company are incorporated herein by reference as to Part III, Items 10, 11, 12 and 13.

                                THE BEARD COMPANY
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

PART I
- ------
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders
Item 4a   Executive officers and Significant Employees  of  the
          Company

PART II
- -------
Item 5.   Market  for the Company's Common Equity  and  Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
- --------
Item 10.  Directors, Executive Officers and Significant Employees
          of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial  Owners  and
          Management
Item 13.  Certain Relationships and Related Transactions
PART IV
- -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
SIGNATURES

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

Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow while cultivating its own outside funding sources to supplement financing requirements. Under this scenario we formed in 1981 a joint venture for the extraction, production and sale of crude iodine, which we managed until the decision was made to discontinue such operations at year-end 1999. In 1987 we formed a dry ice company which we sold for a healthy profit in 1997. In 1990 we bought a distressed real estate development which we successfully operated before selling it in 1997. In 1990 we also acquired an alternative fuels research and development company which we sold in 1994 for a profit while retaining certain technology which it patented for commercial development. In 1997 we invested in an environmental remediation company which we believed had considerable profit potential but which has not produced any commercial results to date.

In 1998 we formed a subsidiary to enter the interstate travel business and another to conduct operations in the People's Republic of China where we are pursuing environmental opportunities, coal reclamation and related marketing opportunities. In October 1998 we formed a subsidiary in Mexico which has worked as a subcontractor testing natural gas wells which Petroleos Mexicanos ("Pemex") is drilling in northeastern Mexico. In 1999 we formed starpay(TRADEMARK).com, inc., an e-Commerce startup company that has developed a proprietary payment system to be used exclusively for Internet transactions and to provide state-of-the-art security for purchasing transactions. That same year we formed another Mexican subsidiary which designed and furnished to Pemex five custom fabricated sand separators for use in their operations.

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

     Loss of Significant Contract. The Company's current results have been severely impacted as a result of the loss of a major contract effective January 31, 1999. The Company's principal business is coal fines reclamation, and the termination of the Coal Segment's major contract, which accounted for 53% of consolidated revenues and 84% of segment revenues in 1999 and for 93% of consolidated revenues and all of the segment's revenues in 1998 had a material detrimental effect upon the Company's profitability during the last 11 months of 1999 and all of 2000 (See "Coal Reclamation Activities---The MCN Projects---Dependence of the Segment on a Single Customer").

     Operating Segments. In 2000 the Company operated within the following operating segments: (1) the coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes; (2) the carbon dioxide ("CO2") Segment, comprised of the production of CO2 gas; (3) the natural gas well servicing ("WS") Segment, conducted by two companies operating in northeastern Mexico, comprised of: (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a 100%-owned company that has designed a sand separator for use on gas wells; (4) the China ("China") Segment, which is pursuing (i) environmental opportunities, (ii) the sale of technical services,
(iii) the sale of coal equipment, and (iv) the operation of coal fines reclamation facilities in China; (5) the e-Commerce ("e-Commerce") Segment, consisting of the development and implementation of systems and technologies related to Internet commerce; and (6) the environmental remediation ("ER") Segment, consisting of the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination.

     Discontinued Operations---ITF Segment. In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998 and the Company recorded a $1,603,000 loss from discontinuing such operations that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 related to discontinuing such operations. The Company continued to operate the two remaining facilities during most of 2000 while it was attempting to market them. The operation of both stores was suspended during the fourth quarter of 2000 in order to minimize further losses. In 2000, the Company recorded losses totaling $591,000, including an additional charge of $420,000 related to discontinuing such operations, and does not expect further charges in connection with such activities. At year-end 2000, the discontinued ITF Segment had $561,000 of assets remaining, consisting of two convenience stores with related property, plant, equipment and inventory, and liabilities totaling $136,000 consisting primarily of trade payables, accrued liabilities and long-term debt.

     Discontinued Operations---BE/IM Segment. In 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's Brine Extraction/Iodine Manufacturing ("BE/IM") Segment. Beard owned 40% of NABR, which was not a consolidated entity and had previously been accounted for as an equity investment.

     The joint venture was dissolved effective September 15, 2000, and the Japanese partners received their final distribution of cash in December, 2000, with the Company taking over the remaining assets and liabilities. The segment's larger plant produced its last iodine in April 2000. Shut down of this plant was completed in September 2000, and the Company is now working to dispose of its equipment. The Company intends to sell the smaller plant as a going concern. At year-end 2000, the discontinued segment had $282,000 of assets remaining, consisting primarily of cash, two iodine extraction plants, brine collection wells and iodine inventory, with liabilities totaling $282,000. The Company recorded a charge of $540,000 in 1999 and a gain of $179,000 in 2000 in connection with the discontinuance of the BE/IM Segment and does not anticipate further charges in connection with such activities.

     Net Operating Loss Carryforwards. Beard has approximately $53 million of unused net operating losses ("NOL's") available for carryforward, which expire between 2004 and 2009. The loss of the NOL's would have a negative impact on the Company's future value. The Company's Certificate of Incorporation contains provisions to prevent the triggering of an "ownership change" as defined in
Section 382 of the Internal Revenue Code by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

     Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil.

Recent Developments

     Effect of Recent Developments on Liquidity. The termination of the MCN Projects (see "Loss of Significant Contract" above and "Coal Reclamation Activities") at January 31, 1999 had a material detrimental effect upon the Company's profitability during the last 11 months of 1999 and all of 2000. Primarily as a result of the loss of its major revenue stream, coupled with the use of funds required to support the activities of its various startup activities, the Company's working capital decreased from $981,000 at year-end 1999 to ($159,000) at year-end 2000.

     The Company continues to take steps to mitigate future funding requirements by its poorly performing subsidiaries. The Coal Segment is working on two new pond reclamation projects, both of which are expected to mature into operating projects for Beard Technologies in the coming 12 months (see "Coal Reclamation Activities---Projects in Advanced Stages" below). The discontinued ITF Segment, which consumed $2,239,000 of cash in 1998, $400,000 of cash in 1999 and $22,000 of cash in 2000, is expected to generate cash in 2001 as its remaining assets are sold. The discontinued BE/IM Segment contributed $482,000 of cash to the Company in 2000 and is expected to contribute $300,000 or more of cash to Beard in 2001 as its remaining assets are liquidated. The WS Segment, which consumed $1,251,000 of cash in 1999 and $795,000 of cash in 2000 as the Company funded its investment as well as a portion of our partner's investment, is targeted to contribute $375,000 or more of cash to Beard in 2001. In the meantime a related party has provided $1.5 million of working capital until the contemplated new coal projects are underway and alternative financing currently being pursued has been finalized and is in place.

                              CONTINUING OPERATIONS

     Coal Reclamation Activities. The Company's coal reclamation activities comprise the ("Coal") Segment, which is conducted by Beard Technologies, Inc. ("BTI"). BTI is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.

     Carbon Dioxide Operations. The Company's carbon dioxide activities comprise the ("CO2") Segment, consisting of the production of CO2 gas which is conducted through Beard. The Company owns non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

     Natural Gas Well Servicing Operations. The Company's natural gas well servicing activities comprise the ("WS") Segment, which is conducted by two companies operating in northeastern Mexico. These operations are carried on by:
(i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a 100%-owned company that has designed a sand separator for use on gas wells and has had five of the sand separators custom fabricated for use on a trial basis.

     Operations in China. The Company's activities in China comprise the ("China") Segment, which is conducted by Beard Sino-American Resources Co., Inc. ("BSAR"). BSAR is pursuing environmental opportunities, coal reclamation and related marketing opportunities in the People's Republic of China.

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

     The Company currently has six operating segments: Coal, CO2, WS, China, e-Commerce and ER. All of such activities, with the exception of Beard's CO2 gas production activities, are conducted through subsidiaries. Beard, through its corporate staff, performs management, financial, consultative, administrative and other services for its subsidiaries.


                           COAL RECLAMATION ACTIVITIES

     History/Formation of Beard Technologies, Inc. In 1990, the Company acquired more than 80% of Energy International Corporation, a research and development firm specializing in coal-related technologies. In 1994 Beard sold Energy International to The Williams Companies, Inc., retaining the patented mulled coal technology that Energy International had developed in the interim. The patent rights were contributed to a wholly-owned subsidiary, Beard Technologies, Inc. The mulled coal technology is an innovative and inexpensive process that converts wet fine coal into a mulled coal material that handles, stores and transports like dry coal. But, unlike thermally dried fine coal, mulled coal is not dusty, will not rewet, will not freeze, and causes no environmental or safety hazards related to fugitive coal dust.

     Department of Energy Contract; Attempts to Commercialize the M/C Technology.. From March 1994 to March 1996 the United States Department of Energy funded most of the cost of a project to demonstrate the feasibility of the mulled coal technology. Results of the project were highly encouraging, and Beard Technologies focused most of its attention for the next two years on efforts to make coal producers aware of the technology and its advantages. Although a number of viable projects were developed, the parties involved preferred to focus on Section 29 projects which appeared to offer much greater profit potential. As a result, efforts to commercially develop the technology have been placed on hold.

     Impact of Section 29. In late 1997 and early 1998 significant activity was focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits under Section 29 of the Internal Revenue Code. Such projects involve recovering the raw slurry with a dredge, using a sophisticated washing plant to remove clay and other fine impurities from the coal, and finally producing a high BTU fine coal briquette which qualifies for the alternative fuels tax credit. In order to qualify for the tax credit, which may amount to as much as $20 to $25 per ton of coal briquettes sold, the synthetic fuel must be produced (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

     In October of 2000 the Internal Revenue Service announced that it would conduct a public review of the Section 29 tax credit due to concerns that some synfuel operators are violating the spirit of the synfuel credit by running freshly mined coal through their plants instead of waste material.

     The MCN Projects. On June 30, 1998, Beard Technologies finalized agreements with MCNIC Pipeline & Processing Company ("MCNIC"), a subsidiary of MCN Energy Group Inc. ("MCN"), to acquire beneficiation plants located at six coal slurry impoundment sites in West Virginia, Kentucky, and Ohio. The purchase was financed by a $24 million loan from MCNIC. Under the agreements, which became effective April 1, 1998, Beard Technologies operated and maintained the six beneficiation plants and six briquetting plants for MCNIC under a cost-plus arrangement, receiving a minimum operating profit of $100,000 per month so long as the contracts remained in effect. Since these were Section 29 projects, it was originally contemplated that the contracts would last until the tax credits expired on December 31, 2007. However, in November of 1998 MCN became concerned that the plants might not qualify for the tax credit, and took a special charge of $133,782,000 to completely write off the projects. Effective January 31, 1999, MCNIC terminated the operating agreements and assumed ownership of the equipment, thereby relieving Beard Technologies of its debt obligation to MCNIC.

     During the time Beard Technologies was operating the 12 plants it was, to the best of the Company's knowledge, the largest operator of coal recovery plants in the world. In its capacity as contract operator, BTI supervised the last few months of construction, hired and trained 11 foremen and 71 equipment operators, obtained all necessary permits, negotiated and executed a contract with the Union, and brought each project into production of clean coal from the ponds and alternative fuel from the briquetting plants by the required deadline.

     Current Focus on Coal Reclamation. Since the termination of the MCNIC agreements Beard Technologies has continued to focus its efforts on coal reclamation. During the past two years Beard Technologies has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines.

     Projects in Advanced Stages. Beard Technologies is continuing to pursue other reclamation projects. It recently cored a slurry pond in West Virginia owned by a Fortune 500 company which has now made the decision to install a preparation plant to recover clean coal from the pond. Beard Technologies is negotiating with third parties concerning the installation of the equipment needed for the project. If such negotiations are successfully concluded, plant construction is expected to commence in the third quarter of 2001.

     Beard Technologies recently completed the drilling of 50 core holes at a large pond for a sizeable public company. Analysis of samples from the cores are favorable and we will be negotiating with the pond owner concerning the installation and/or operation of a preparation plant at the pond site.

     Although negotiations in connection with both of these projects are underway, no formal agreements have been signed. Accordingly, finalization of definitive agreements and commencement of plant operations in 2001 are not assured.

     Improved  Drilling  and  Lab  Capabilities.  During  the  year  2000  Beard
Technologies  made  substantial  investments  to improve  its  slurry  pond core drilling equipment and its fine coal laboratory analytical services capabilities. In addition to supporting its own pond recovery project evaluations, by mid-year the company was able to offer state of the art drilling and analytical services to commercial clients who were independently investigating their own projects. During 2000 the company drilled 150 core holes for eight different commercial clients, and 80% of the cores were analyzed at Beard Technologies' laboratory. The drilling and analytical business continued strong through January 2001, and there has been a substantial increase in consulting revenues during the same period. Consulting revenues in 2001 are expected to exceed $100,000, in addition to drilling and lab revenues.

     Recent Developments: Sharp Increase in Natural Gas Prices; Effect on Coal Pricing; Possible Impact of Change in National Energy Policy. The sharp increase in natural gas prices beginning in late 1999 and continuing throughout 2000 has had a major impact upon the electric power generating industry. In particular, during the last two months of 2000 and continuing into January of 2001 natural gas has been in extremely short supply and spot prices for natural gas have increased to record levels. This has caused severe problems in southern California with the cost of electricity in San Diego up 200%. The two major electric utilities serving the area have both threatened bankruptcy because of the gas supply problem and the sharp increase in gas prices resulting from the previous deregulation of the industry. Similar imbalances have occurred to a lesser degree over much of the country. As a result, during the last three months the spot price for coal has moved up sharply, narrowing the price differential between coal and natural gas on a btu basis.

     On February 8, 2001, the new Secretary of Energy indicated that "enhancing the future of coal-fired power is certain to be part of a comprehensive national energy policy" under the Bush administration, and that the Department of Energy is offering $95 million in matching grants to quickly increase efficiency and decrease pollution at coal-fired power plants. The recent electricity shortages in California, which have also threatened to impact other western states, have drawn considerable attention to the problems that can be caused by reliance on natural gas as the sole power supply to generate electricity.

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

                                     Percent of
                                     Consolidated
                                     Revenues from
                     Fiscal Year     Continuing
                       Ended         Operations
                     -----------     ----------------

                     12/31/00         27.5%
                     12/31/99         63.4%
                     12/31/98         92.9%


     Revenues from the MCN Projects accounted for 35% of the Coal Segment's revenues from continuing operations in 2000, for 84% of such revenues in 1999 and for all of such revenues in 1998. Termination of the MCNIC operating agreements effective January 31, 1999 has had a material detrimental effect upon the Company's profitability since that date. The Company's revenues and profitability will continue to be negatively impacted until contracts for new reclamation projects have been negotiated and finalized.

     Facilities. Beard Technologies leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh ("UPARC"). The UPARC facilities give the Coal Segment access to a wide range of coal and mineral testing capabilities.

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

     Employees. As of December 31, 2000, the Coal Segment employed six full time employees.

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

Carbon Dioxide (CO2) Properties

     McElmo Dome. The McElmo Dome field in western Colorado is a 240,000-acre unit from which CO2 gas is produced. Beard owns a 0.544690% working interest (0.471157% net revenue interest) and an overriding royalty interest equivalent to a 0.092190% net revenue interest in the Unit, giving it a total 0.563347% net revenue interest.

     Deliveries of CO2 gas are transported through a 502-mile pipeline to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. In 2000, Kinder Morgan CO2 Company, L.P. replaced Shell CO2 Company Ltd. as operator of the unit. There are 44 producing wells, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome and Bravo Dome (see below) are believed to be the two largest producing CO2 fields in the world. The gas is approximately 98% CO2.

     In 2000 Beard sold 1,319,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interests at an average price of $.36 per Mcf. In 1999 Beard sold 1,536,000 Mcf attributable to its working and overriding royalty interests at an average price of $.27 per Mcf. In 1998, Beard sold 2,187,000 Mcf attributable to its working and overriding royalty interests at an average price of $.28 per Mcf. Beard was overproduced by 76,000 Mcf on the sale of its share of McElmo Dome gas at year-end 2000.

     As the result of a development program undertaken by Shell in mid-1996, McElmo Dome production had increased to 935 million cubic feet per day in March 1998. Following the severe decline in oil prices in late 1998 and early 1999, CO2 demand for tertiary recovery decreased sharply, and McElmo Dome CO2 production decreased to 657 million cubic feet per day in April 1999. With the sharp increase in oil prices in late 1999 and throughout 2000, CO2 demand for tertiary recovery increased accordingly. CO2 production had increased back to 777 million cubic feet per day in the fourth quarter of 1999 and to 800 million cubic feet per day in the fourth quarter of 2000.

     Beard considers its ownership interest in the McElmo Dome Field to be one of its most valuable assets. In November 2000 Hunt Oil Company sold its 0.0197% working interest (0.0164% net revenue interest) and its overriding royalty interest equivalent to a 0.0356% net revenue interest in the Unit for $225,000 at a public auction in Houston, Texas. On an equivalent basis, Beard's interest in the Unit is estimated to have an approximate value of $2.2 million.

     Bravo Dome. Beard also owns a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. At December 31, 2000, Beard was underproduced by 337,000 Mcf on the sale of its share of Bravo Dome gas. The Company sold no CO2 gas from Bravo Dome in 2000, 1999 or 1998 despite being in an underproduced status. The Company's solid CO2 segment, which was sold in 1997, had previously provided the market for such gas, and no efforts have been made to market the Company's share of the gas since the sale. However, in view of the recent increase in CO2 prices, the Company has initiated discussions to commence selling its CO2 and expects such sales to commence prior to year-end 2001.

     Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

     Net CO2 Production. The following table sets forth Beard's net CO2 production for each of the last three fiscal years:

                      Fiscal         Net CO2
                      Year         Production
                      Ended          (Mcf)
                      ------       ----------
                    12/31/00        1,319,000
                    12/31/99        1,536,000
                    12/31/98        2,187,000

     Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                              Average            Average
              Fiscal           Sales             Lifting
               Year          Price Per Mcf     Cost Per Mcf
              Ended            of CO2            of CO2
              ------         -----------      -------------
             12/31/00          $0.36              $0.05
             12/31/99          $0.27              $0.06
             12/31/98          $0.28              $0.05

     Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years. The Company's CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales.

                                        Percent of
                                        Consolidated
                                        Revenues from
                        Fiscal Year     Continuing
                        Ended           Operations
                        ------------   --------------
                        12/31/00         60.2%
                        12/31/99         27.8%
                        12/31/98         6.7%

     Productive Wells. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2000, Beard held a working interest in a total of 394 gross (0.44 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                       Number of Wells
                                       ---------------
                   State              Gross        Net
                   -----------------------------------
                Colorado.........      44       0.239
                New Mexico.......     350       0.205
                                      ----      ------
                                      394       0.444
                                      ====      =====

     Employees. As of December 31, 2000, the CO2 Segment had no employees.

     Financial Information. Financial information about the Company's CO2 gas operations is contained in the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.


                      NATURAL GAS WELL SERVICING OPERATIONS

     TESTCO INC. de MEXICO, S.A. de C.V. In 1998 the Company formed ITS-Testco, L.L.C., an Oklahoma limited liability company in which the Company has 50% ownership ("ITS-Testco"). ITS-Testco owns 100% of a subsidiary, TESTCO INC. de MEXICO, S.A. de C.V. ("Testco de Mexico"), which was also formed in 1998 to conduct natural gas well testing operations in northeastern Mexico. Testco de Mexico has worked as a subcontractor to contractors working for Pemex testing natural gas wells which Pemex is drilling just south of the southernmost Texas border. ITS-Testco owns most of the equipment which is being utilized by and leased to Testco de Mexico.

     Neither the ITS-Testco nor Testco de Mexico had any operations, other than startup costs, in 1998. ITS-Testco began leasing equipment to Testco de Mexico in January 1999 when Testco de Mexico commenced its actual well testing operations.

     Incorporated Tank Systems de Mexico, S.A. de C.V. In 1999 the Company formed ITS, Inc. ("ITS"), an Oklahoma corporation which is wholly-owned by the Company. ITS owns 100% of a Mexican subsidiary, Incorporated Tank Systems de Mexico, S.A. de C.V. ("ITS de Mexico") which was also organized in 1999. ITS has designed a sand separator (patent applied for) to meet the specific requirements of Pemex. ITS de Mexico had five of the separators custom fabricated which it was renting to Pemex prior to the shutdown. ITS de Mexico had installed the separators at specific locations designated by Pemex and was renting the separators to them on a trial basis.

     Shutdown of Well Servicing Operations. In January of 2000 Pemex changed its procedures for the handling of well servicing contracts. In the past these contracts had usually been "rolled over" and there had been continuity of operations. Under the new procedure these contracts were allowed to expire. The two companies that comprise the WS Segment joined with a large service company in bidding on new contracts let during the year by Pemex, but were not the successful bidder. Meanwhile, all of the WS Segment's operations in Mexico were suspended as of January 29, 2000, and most of its personnel were placed on furlough with the balance on a severely reduced work schedule. At year-end, following unsuccessful discussions with Pemex and with our partner service company that had indicated some interest in pooling their well servicing equipment with ours, we made the decision to move four of our eight well servicing units back to south Texas where we expect to put them to work. A decision will be made on the remaining equipment during the year.

     Principal Products and Services. The principal products and services supplied by the Company's WS Segment are the services, provided by the furnishing of (i) properly trained personnel, (ii) specially designed equipment and (iii) technological expertise, which it provides to customers who need such services to test high pressure natural gas wells or to solve pipeline maintenance problems.

     Dependence of the Segment on a Single Customer. The WS Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years. All of the Company's WS revenues were received from Pemex in connection with the lease of sand separators.
                                        Percent of
                                       Consolidated
                                       Revenues from
                      Fiscal Year       Continuing
                         Ended          Operations
                      -----------      --------------
                        12/31/00           8.3%
                        12/31/99           5.5%
                        12/31/98           -0-%

     Because the Company owns only 50% of ITS-Testco and thus only 50% of Testco de Mexico it is not a consolidated entity and accordingly (i) the Company's investment in such entities is accounted for by the use of the equity method, and (ii) the revenues of such entities were not included in the Company's consolidated revenues. The Company recorded $1,069,000, $229,000 and $35,000 of losses as its share of ITS-Testco's operating losses in 2000, 1999 and 1998, respectively. All of Testco de Mexico's revenues (and thus indirectly all of ITS-Testco's revenues) were from work performed for one subcontractor to Pemex.

     It should be noted that all of the WS Segment's revenues are directly attributable to work being performed by or for Pemex, and that all of the equipment involved has been specifically designed to meet the needs and requirements of Pemex. Accordingly, future results of operations of the WS Segment in Mexico are totally dependent upon the Segment's continuing ability to attain contracts and/or subcontracts from Pemex (see "Shutdown of Well Servicing Operations" above).

     There is a shortage of well control equipment in Mexico, and we are still hopeful that the WS Segment will receive new contracts and will resume its activities. However, there is no assurance of this. Meanwhile, we have moved four of our eight well servicing units to south Texas where there is also a shortage of such equipment and we expect to put the equipment to work there.

     Facilities. Testco de Mexico is occupying a small office and yard which it leases in Reynosa, Tamaulipas, Mexico. ITS de Mexico leases office space and personnel from Testco de Mexico.

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

                               OPERATIONS IN CHINA

     Beard Sino-American Resources Co., Inc. In 1998 the Company opened an office in Beijing, People's Republic of China. Later that year the Company formed Beard Sino-American Resources Co., Inc. ("BSAR"), a wholly-owned subsidiary of Beard, to serve as the joint venture partner for all of the Company's activities in China. In 1999 BSAR established a Representative Office in Beijing.

     Environmental Opportunities. China is a large country with serious environmental problems which include atmospheric pollution, ground water pollution and land pollution. To solve these problems the government has made the decision to bring in foreign equipment and technology. To assist China in its efforts we decided to focus our initiatives on atmospheric pollution and land pollution. The atmospheric pollution is generated by China's heavy dependence on coal burning steam boiler electric power plants compounded by the burning of coal for heat by many Chinese residences. Our focus here has been to assist them with cleaning up the coal they are using to create the energy in the coal burning plants. The government has decided to double the amount of wash plants currently in operation and update the equipment in the existing ones. To date, however, funds have not been made available to proceed with such efforts.

     Our second area of focus is on land pollution. The amount of arable land in China is limited considering its dense population. China is the largest user of chemical fertilizers in the world. Unfortunately, the carryover of fertilizers from one planting to the next and the considerable runoff into lakes and rivers has polluted much of China's arable land and fresh water resources.

     Qitaihe Lushon Joint Venture. In 1998 the Company entered into a Memorandum of Understanding to establish a joint venture to utilize Beard Technologies' mulled coal technology in two coal preparation plants in Heilongjiang Province in northeastern Manchuria. Changes in the political and business environment in China, particularly in the coal industry where the Coal Ministry has shut down more than 1,000 coal mines in the last two years, have caused us to indefinitely postpone the installation of these plants.

     Centrifuge Distributorship. In 1999 the Company became the exclusive distributor in China for Decanter Machine, Inc. ("Decanter"). Decanter is the leading manufacturer of de-watering equipment (centrifuges) for the U. S. coal industry. Beard acts as an independent contractor in promoting the sale of Decanter products in China where there appears to be significant sales potential. China is the largest producer and consumer of coal in the world, and it relies heavily on coal for creating electricity. Currently it washes only 25% of its production. In order for the country to meet its internal goals for decreasing atmospheric pollution, it needs to start washing 100% of the coal it produces. It needs to re-manufacture the centrifuges it already has, which were furnished by a competing manufacturer but have proven to be the wrong machine for the application. The existing centrifuges could never de-water to less than 30% moisture content, which is too much moisture to sell the coal. Decanter believes that re-manufacuring those machines can improve their efficiency and enable them to reduce the moisture content to the 15% to 18% range, which is marketable. China also needs to buy additional equipment. We are currently attempting to get the Decanter centrifuges approved by the various local governments, which will then need to release the funds to re-manufacture and/or purchase the needed equipment.

     Although the need to upgrade old equipment and install new capacity is great, the government has been slow in releasing funds and no commitments have been received to date. Accordingly, marketing of the centrifuges has taken a secondary position to the OCCF initiatives described below.

     Organic-Chemical  Compound  Fertilizer  Initiatives.  China,  which  is the world's fourth largest country in area, is also the world's most heavily populated country, with a population of almost 1.4 billion. For many years the Chinese have boosted the production of food crops by applying large quantities of nitrogen, phosphate and potassium fertilizers to their dwindling amount of arable land. This overuse of fertilizer has resulted in damaged, less productive soil and high rates of erosion. Working with the top agronomists and academicians in the Chinese agricultural community, BSAR has developed a concept to solve the problem by manufacturing chemical fertilizers blended with compost derived from organic wastes. The end result will be an organic-chemical compound fertilizer ("OCCF") utilizing at least two types of organic waste materials: sewage sludge and crop-residual agri-waste.

     Cooperative Joint Ventures. Through BSAR, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four facilities and the marketing and sales of OCCF. Negotiations are also underway for the construction of three additional facilities. The life of each CJV will be 20 years after which the facilities will revert to the Chinese partners. In each case the Chinese partners have committed to provide the funding for the facilities and the necessary financing and working capital. BSAR will have an interest from inception in each CJV determined by BSAR's equity contribution for bringing the technology to China, and will also receive an operating fee. Progress is dependent upon the Chinese partners fulfilling their commitments.

     Groundbreaking on the first four plants is tentatively scheduled as follows:

                Location      Province          Date
                ------------------------------------
                Baoding         Hebei        March  2001*
                Handan          Hebei        April  2001
                Shenyang        Luoyang        May  2001
                Qiqihaer        Heilongjiang   June 2001

- ----------------------

*    Groundbreaking   for  this  plant  occurred  in  early  March,   and  plant
     construction is expected to commence in early April.

     Construction of each facility is expected to be completed five months after groundbreaking, at which point production is scheduled to start. Ramp up to full production is scheduled to occur three months after production startup. Each plant will be comprised of an AirLance Compost Systems facility, and a granulating plant and other ancillary facilities. The plants will all be similar in design and construction, and are targeted to cost approximately US$3.1 million each, including pre-operating expenses and working capital. Targeted output of each plant is about 70,000 metric tons of OCCF per year at full production.

     The formulation of our product will be based on the target crops and determined by the leading soil scientists at Beijing Agricultural University and agronomists in each province. Our production will amount to less than about 5% of total fertilizer demand in each of the provinces in which we are planning to construct a facility. Sale prices for our product will be commensurate with and the quality will be superior to other similar products presently available. Furthermore, we will receive strong support for our product from these senior scientists. Based on these and other factors, we are confident that our product will be well received by the agricultural community.

     Principal Products and Services. The principal products and services supplied by the Company's China Segment are (i) environmental technology; (ii) technical services; (iii) sales of coal equipment; and (iv) the mulled coal technology.

     The China Segment has generated no revenues to date and accordingly accounted for none of the Company's consolidated revenues from continuing operations during the last three years.

     Facilities. BSAR leases a small office located in Beijing Landmark Tower A in Beijing, China.

     Market Demand and Competition. Both the environmental industry and the coal reclamation industry are highly competitive, and the China Segment must compete against significantly larger companies, as well as a number of small independent concerns, in both businesses. Competition is largely on the basis of technological expertise and customer service.

     Employees. As of December 31, 2000, the China Segment employed three full time employees.

     Financial Information. Financial information about the China Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                                   e-COMMERCE

     Formation of starpay.com(TRADEMARK), inc. In February 1999 Marc Messner, Beard's VP-Corporate Development, presented to Beard management his concept for an easy, inexpensive and virtually secure payment system to be used exclusively for Internet transactions. Shortly thereafter Beard entered into Memorandums of Understanding with (i) a Web site development company and (ii) a patent attorney who agreed to join forces to develop the concept. The Memorandums provided that the patent applications would be owned by Beard, Messner (the inventor), the Web site company and the patent attorney (collectively, the "Patent Owners").

     In mid-1999 three patent applications were filed embodying the features of the invention, and starpay.com(TRADEMARK), inc. ("starpay") was formed to pursue the development of the payment system. A fourth patent application was filed in November 1999 which supplemented the earlier filings. In 2000 the Patent Owners converted their ownership in the patent applications to ownership in starpay as follows: Beard (78.4%); Messner (7.6%); patent attorney (7.0%); Web site company (7.0%). starpay filed two additional patent applications in 2000 which have considerably broadened the scope and, starpay believes, the potential of its patent claims.

     The  starpay   Technology.   We  have  identified  and  investigated   many
opportunities for our proprietary authentication technology which include various e-commerce payment systems, security access applications and secure document transmission. Although there are many applications for our technology, we are focusing on the development of our Internet-only credit card because we are confident that this product will get immediate response in today's e-commerce marketplace.

     We believe that the starpay payment system offers safer, easier and more flexible purchasing options and account features than are presently available on the Internet today. Unlike conventional credit, debit or prepaid cards, the patent-pending starpay system cannot be used in person, nor can it be used to order goods by telephone. The starpay system is an Internet-only application that gives the user total control over the use of their e-Commerce purchasing account and thus the ultimate feeling of security. Cybertheft of a user's starpay identification number, PIN number and other transaction information during transmission from the user to the merchant is virtually impossible due to the difficulty of overcoming starpay's proprietary back-end security technology. Furthermore, because of starpay's unique transaction methodology, if the user's account information is stolen from a merchant's web site there is still no liability exposure to the user, the merchant or to starpay. The starpay system also addresses the merchant's exposure to non-repudiation issues associated with Internet purchasing. We believe starpay's security features and associated secure transaction technology are more advanced and secure than any known technology in use today.

     Review of starpay's Security Assessment. starpay engaged a consulting firm to perform a security assessment of its security technology and applied processes. The assessment compared and contrasted starpay's security protocol with the two industry primary "standard" protocols (SSL and SET) and provided a product level comparison with leading credit, debit and prepaid payment products. The "white paper"---titled "Protocol and Competitor Analysis"---was completed in April of 2000.

     Based upon its review of the document, starpay's management believes that its patent-pending payment system is the most secure payment system available for use on the Internet. The starpay model significantly enhances the use of SSL by addressing all the noted security risks associated with SSL-based transactions and meets all the goals of an SET-based transaction without the use of SET's slow and costly high level cryptographic features. In summary, the starpay process provides significant security components to both the vendor and consumer, with a focus on ease of or transparent use to the vendor and the potential for absolute transaction security for the consumer. The "white paper" concludes that "the starpay process meets or exceeds the majority of all transaction qualities of the various (competing) Internet payment processes."

     Current Status of starpay Development and Funding. On the development track, we have identified a strategic banking partner to assist in developing, implementing and beta testing our technology with the ultimate goal of increasing their credit card portfolio because of starpay's unique Internet-only credit card product. We are excited about the upstream and downstream marketing potentials this relationship can bring to starpay which will cost effectively strengthen our market penetration capability. starpay and the banking partner are now working with one of their strategic partners to address functionality, integration requirements and implementation issues. starpay believes that finalizing agreements with these key strategic alliances will lead to procurement of the additional funding needed to complete the programming and testing of all software, the purchase and installation of the necessary hardware, the addition of necessary personnel and the successful launching of the final product.

     starpay believes that its patent-pending payment system is the most secure payment system available for use on the Internet. If starpay is successful in its strategic alliance efforts, the e-Commerce Segment is expected to become a major contributor to the Company's future success. However, no assurance can be given that starpay will successfully commercialize its Internet payment system technology.

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

     Employees. As of December 31, 2000, the e-Commerce Segment had one full time employee and utilized two of the Company's full time employees on a part time basis.

     Financial Information. Financial information about the e-Commerce Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                            ENVIRONMENTAL REMEDIATION

       General. The Company and its management have considerable expertise in the environmental area stemming from previous experience as the founder, as officers and directors, and as the principal shareholder of USPCI, Inc. (NYSE) from 1968 until its takeover by Union Pacific Corporation in 1987-88.

     ISITOP, Inc. In 1997, Beard changed the name of an inactive subsidiary to ISITOP, Inc. ("ISITOP"). ISITOP has obtained an exclusive license for the United States from a company (the "Licensor") which has developed a chemical (54GO(TRADEMARK) 901) and has tested a process which utilizes such chemical for the remediation of PAH contamination. U.S. Patent #5,670,460 for method and composition for 54GO(TRADEMARK) products was granted in 1997. This patent covers all applications utilizing 54GO(TRADEMARK) products, including ISITOP's applications.

     ISITOP is 80%-owned by Beard and 20%-owned by three members of ISITOP's management team, two of whom are also the principals of the company from which the license was obtained. Although the management team are no longer employees, they continue as officers and directors of the company and have retained options to acquire an additional 30% of ISITOP following payout of all sums owed by ISITOP to Beard.

     Attempts to Commercialize ISITOP's Technology. For the first two years following the formation of ISITOP the company focused its attention on efforts to obtain contracts to clean up old creosote sites. Such sites appeared to be the ideal target for ISITOP'S technology since the United States alone is believed to have over 700 wood preserving plants which are estimated to use or produce more than 495,000 tons of creosote and creosote byproducts per year. Creosote mixtures contain many compounds made up of polycyclic aromatic hydrocarbons (PAH's) that are known to cause several forms of cancer. However, with the exception of a field test in Colorado in 1997 where ISITOP successfully cleaned up a small amount of creosote contaminated soil, such efforts have produced no commercial contracts.

     In 1998 and 1999 ISITOP focused most of its efforts on one major project where it proposed using a bioslurry reactor system which it had developed to remediate oil field hydrocarbon materials for a major oil company. ISITOP also developed a process for cleaning tanks at creosote treating facilities and a similar procedure to clean rail cars used to transport liquid creosote. None of these initiatives produced commercial contracts.

     At the beginning of 2000, ISITOP broadened the scope of its marketing efforts and entered into a teaming agreement with a much larger company to enhance its capabilities. Again, these efforts failed to produce any commercial contracts. Although two members of the management team continue to pursue commercial contracts for the company, the Company is no longer providing financial support.

     Mexican Initiative. Another of the Licensor's products, 54GO(TRADEMARK) 101, has been used with good success in the zone fracture treatment of oil wells in the San Juan Basin of New Mexico. Sample analyses of the heavy hydrocarbons encountered in many of the wells in northern Mexico indicate that this product could be used with similar success there. Licensor is currently pursuing the sale of its product in Mexico. If it is successful in obtaining any contracts, it is contemplated that ITS de Mexico would become the wholesale distributor for any 54GO(TRADEMARK) products sold in Mexico. In addition to its 80% ownership of ISITOP, the Company owns a 22% interest in 54GO Products, Ltd. Co., which is the marketing arm for all of Licensor's products.

     Principal Products and Services. The principal products and services supplied by the Company's ER Segment are its licensed 54GO(TRADEMARK) technology, its bioslurry reactor system, its process for cleaning tanks at creosote treating facilities, its process for cleaning rail cars used to transport liquid creosote, and the distribution of products used in the fracture treatment of oil wells. None of these products or services have generated any profits to date for the Company, nor can any assurance be given that ISITOP will successfully commercialize any of them.

     ISITOP had no revenues in 2000 or in 1999. It provided its services to only one customer in 1998, but such revenues totaled only $8,000. The loss of such customer would not have a material adverse effect on the Company and its subsidiaries as a whole.

     Facilities. ISITOP is furnished office space in Farmington, New Mexico as part of its arrangement with the Licensor.

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

     Employees. As of December 31, 2000, the ER Segment had no employees.

     Financial Information. Financial information about the ER Segment is set forth in the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                                   REGULATION

     General. The Company is subject to extensive regulation by federal, state, local, and foreign governmental authorities. The Company's operations in the United States, Mexico, and China are subject to political developments that the Company cannot accurately predict. Adverse political developments and changes in current laws and regulations affecting the Company could dramatically impact the profitability of the Company's current and intended operations. More stringent regulations affecting the Company's coal reclamation activities or adverse changes in federal tax laws concerning the availability of Section 29 tax credits could adversely impact the profitability of the Company's future coal reclamation operations and the availability of those projects.

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

     It is not possible to reliably estimate the amount or timing of the Company's future expenditures relating to environmental matters because of continually changing laws and regulations, and the nature of the Company's businesses. The Company cannot accurately predict the scope of environmental or worker safety legislation or regulations that will be enacted. The Company's cost to comply with newly enacted legislation or regulations affecting its business operations may require the Company to make material expenditures to comply with these laws. Although management believes that it has adequate insurance to address probable environmental contingencies, it is possible that coverage may be inadequate to satisfy future environmental liabilities. As of this date, the Company is not aware of any environmental liability or claim that could reasonably be expected to have a material adverse effect upon its present financial condition.

                           OTHER CORPORATE ACTIVITIES

     Other Assets. Beard also has a number of other assets and investments which it is in the process of liquidating as opportunities materialize. Such assets consist primarily of two convenience store locations with related property, plant, equipment and a small amount of inventory, iodine extraction plants and related equipment, brine collection wells, drilling rig components and related equipment, land and improvements, wastewater storage tanks, a real estate limited partnership in which the Company is a limited partner and other miscellaneous investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities.
Beard's recorded value for these other assets is less than or equal to their estimated fair value.

     Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2001, at a current annual rental of $80,000. In addition, Beard's subsidiaries lease space at other locations as required to serve their respective needs.

     Employees. As of December 31, 2000, Beard employed 23 full time and three part time employees in all of its operations, including seven full time employees and three part time employees on the corporate staff.

     (d) Financial information about foreign and domestic operations and export sales.

     See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2.   Properties.

  See Item 1(c) for a description of properties.

Item 3.   Legal Proceedings.

     Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, the Company is a plaintiff in a lawsuit where the Company's share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2000. See "McElmo Dome Litigation" below.

     McElmo Dome Litigation. On October 22, 1996, the Company joined with others (the "CO2 Claims Coalition, LLC" or the "Plaintiff" or collectively, the "Plaintiffs") in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company ("Shell"), Shell Western E & P, Inc. ("SWEPI"), Mobil Producing Texas and New Mexico, Inc. ("Mobil") and Cortez Pipeline Company, a partnership ("Cortez").

     Plaintiffs in the litigation are small share CO2 working interest owners, CO2 royalty owners and CO2 overriding royalty interest owners all of whom have contract interests in the value of the CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations" at pages 10-12). Plaintiffs'
complaint alleges damages against the defendants caused by defendants' determination of the value of CO2 produced from the Field and the corresponding wrongful underpayment to Plaintiffs. The complaint further alleges that Shell and Mobil are (1) the dominant producers of CO2 from the Field; (2) partners owning defendant Cortez; (3) users of CO2 produced from the Field in west Texas for the production of crude oil; and that SWEPI is for all practical purposes the alter ego of Shell and thus liable to the same extent as Shell.

     Plaintiffs further allege that defendants have a conflict of interest because they are simultaneously producers and users of CO2 from the Field, and that they have controlled and depressed the price of CO2 from the Field by (i) reducing the delivered price of CO2 while (ii) simultaneously inflating the cost of transportation from the Field to West Texas. Plaintiffs have alleged a total of 10 claims against the defendants, including violations of the provisions of the antitrust laws. Should Plaintiffs prevail on all of their claims, the maximum total damages (after trebling) would be approximately $51.3 million plus Plaintiffs' reasonable attorneys' fees.

     On January 30, 2001, the U.S. Magistrate Judge in the case granted Plaintiff's Motion to Compel Re: Crime-Fraud Exception and ordered Shell and Mobil to produce to the Plaintiff all documents, from 1983 to the present, which they had previously refused to deliver on or before February 12, 2001. The Judge also granted Plaintiff's Motion to Compel Re: Cortez Pipeline Company's Privilege Claims and ordered Cortez to provide to the Plaintiff 40 documents previously requested on or before the same date. In his order the Judge stated:
"In conclusion, the Plaintiff has demonstrated to this Court that probable cause exists to believe that a fraud has been committed by Defendants Shell and Mobil and therefore the attorney-client privilege and work product privilege is waived." Defendants' appeal of the Judge's order to the Tenth Circuit Court was denied on March 19, 2001, and defendants were ordered to deliver the documents to the Plaintiff. The trial will commence on July 2, 2001.

     When the Court denied Plaintiffs' class motion in March of 2000, the CO2 Claims Coalition arranged for the filing of three additional cases, one on behalf of each royalty owner, each overriding royalty owner and each small share working interest owner. The aggregate Plaintiffs' interests in these cases is greater than the aggregate Plaintiffs' interests in the present case with damage claims proportionately the same. The CO2 Claims Coalition is entitled to 5% of any recovery in these cases to compensate it for the expenditures made to date.

     From 1996 through 2000 the Company incurred legal expenses totaling $316,000 in connection with the suit. Because many of the Plaintiffs in the class have elected not to fund all or part of their share of the costs involved, the Company has incurred more than its share of such costs for which it may be entitled to recover a bonus amount. Plaintiffs' lawyers are handling the case on a contingency basis and will receive 33-1/3% of any settlement or judgment after deducting all out-of-pocket expenses.

     The Company has joined with several other Plaintiffs in securing a $300,000 loan for the benefit of the Plaintiffs' group to assist in meeting its current obligations. The Company has provided a $75,000 certificate of deposit as collateral for one-fourth of the loan amount in addition to the legal expenses recited above.

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

                                             Executive Officer
                                              Or Significant
                                               Employee of
                                              Beard or Beard
Name                    Position                Oil Since         Age
- ---------------------------------------------------------------------

W. M. Beard     Chairman of the Board and
                Chief Executive Officer(AB)    June 1969          72

Herb Mee, Jr.       President & Chief        November 1973        72
                   Financial Officer(AB)

Philip R. Jamison  President-Beard            February 1997       62
                  Technologies, Inc.(CD)

Riza E. Murteza    President & CEO - Beard   November 1998        71
                   Sino-American Resources
                      Co., Inc. (CD)

Marc A. Messner    President & CEO  -          April 1999         39
                   starpay.com, inc.(CD)

Jack A. Martine   Controller and Chief       October 1996         51
                    Accounting Officer

Rebecca G. Witcher Secretary and Treasurer(B)   July 1997         41

- ---------------
(A) Director of the Company.

(B) Trustee of certain  assets of the Company's  401(k) Trust.

(C) Devotes all of his time to this subsidiary.

(D) Indicated entities are subsidiaries of the Registrant.

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

     Riza E. Murteza has served as President and Chief Executive Officer of Beard Sino-American Resources Co., Inc. since November 1998. He was appointed Senior Advisor to the United Nations Development Project for China, residing in China for one year (1996-1997), assisting large Chinese enterprises move to a market economy. Prior to that he served as General Manager and Project Manager for two large projects in Indonesia and a large project in the Soviet Union for periods totaling nine years, and as a consultant to a number of other companies during the interim periods.

     Marc A. Messner has served as President and Chief Executive Officer of starpay since April 1999. He has also served as Vice President - Corporate Development of Beard since August 1998. Mr. Messner is the inventor of starpay's proprietary payment system technology. From 1993 to 1998 he served as President of Horizontal Drilling Technologies, Inc., a company he founded in 1993.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

(a)   Market information.

     Since September 28, 2000, the Company's common stock has traded on the OTC Bulletin Board ("OTCBB")(A) under the ticker symbol BRCO. From September 21 through September 27, 2000, such shares were quoted in the over-the-counter market (Pink Sheets)(B) under the same symbol, although no shares traded during such period. The following table sets forth the range of reported high and low bid quotations for such shares in the respective markets from September 21, 2000 through year-end:

   2000                  High          Low
   ----                  ----          ---
Fourth quarter         $ 9/16        $ 3/16
Third quarter            5/16          1/4

- -------------------
(A)  The reported quotations were obtained from the OTCBB Web Site.(C)

(B)  The reported quotations were obtained from Pink Sheets LLC.(C)

(C) In both cases, such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Prior to September 21, 2000, the Company's common stock traded on the American Stock Exchange ("ASE") under the ticker symbol BOC. The following table sets forth the high and low sales price for the Company's common stock, as reflected in the ASE monthly detail reports, for each full quarterly period within the two most recent fiscal years.

   2000                  High      Low
   ----                  ----      ---
Third quarter          $  2       $    5/8
Second quarter            2-3/8      1-5/8
First quarter             2-15/16    2

   1999                  High      Low
   ----                  ----      ---
Fourth quarter         $  2-15/16 $  1-3/4
Third quarter             4-1/4      2-1/2
Second quarter            3-7/8      3-1/8
First quarter             4-3/8      3-3/8

(b)   Holders.

As of February 28, 2001, the Company had 441 record holders of common stock.

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

Item 6.  Selected Financial Data.

     The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 35 of this report.

                                     2000           1999        1998       1997        1996
                                     ----           ----        ----       ----        ----
                                             (in thousands, except per share data)
Statement of operations data:
  Revenues from
  continuing operations             $    782    $  1,503    $  9,246    $    575    $    377

  Interest income                        136         228         400         183          12

  Interest expense                       (60)       (170)       (964)       (134)        (62)

  Loss from continuing operations     (2,772)     (2,343)       (277)     (1,393)       (938)

  Earnings (loss) from
   discontinued operations              (257)     (1,056)<F1> (3,580)<F2> 10,407<F3>     623

  Net earnings (loss)                 (3,029)     (3,399)     (3,857)      9,014        (315)

  Net earnings (loss)
   attributable to common
   shareholders                       (3,029)     (3,399)     (3,857)      5,225        (315)
  Net earnings (loss) per share -
   basic and diluted:
     Loss from continuing
     operations                        (1.52)      (1.28)      (0.15)      (0.66)      (0.45)
     Net  earnings (loss)              (1.66)      (1.85)      (2.02)       2.48       (0.15)

Balance sheet data:
  Working capital                       (159)        981       5,378      10,352       1,888

Total assets                           5,087       6,804      37,337      20,952      16,473

Long-term debt(excluding
  current maturities)                  1,428          13      25,780         519       2,911

Redeemable preferred stock               889         889         889         889       1,200

Total common shareholders' equity      1,883       4,666       8,387      12,433       8,656
- -----------

<F1> In  December  1999,  the  Management  Committee  of  North  American  Brine
     Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership interest in NABR, which was accounted for under the equity method and represented Beard's entire brine extraction/iodine manufacturing segment operations. Beard's share of NABR's operating results have been reported as discontinued for all periods presented. (See note 4 of notes to financial statements).

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

Overview

      General. In 2000 the Company operated within the following operating segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the Natural Gas Well Servicing ("WS") Segment, (4) the China ("China") Segment, (5) the e-Commerce ("e-Commerce") Segment, and (6) the Environmental Remediation ("ER") Segment.

     The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The WS Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five of them custom fabricated for use on a trial basis. The China Segment is pursuing (i) environmental opportunities, (ii) the sale of coal equipment, (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The e-Commerce Segment consists of a subsidiary which is pursuing the development of a proprietary Internet-only payment system. The ER Segment consists of services to remediate polycyclic aromatic hydrocarbon contamination.

     The Company's continuing operations reflect losses of $2,772,000, $2,343,000, and $277,000 in 2000, 1999, and 1998, respectively. In 1998 Beard's
Board of Directors approved a plan to restructure the Company's environmental/resource recovery segment. As a result, the coal reclamation activities conducted by Beard Technologies, Inc. and Beard Sino-American Resources Co., Inc. are now included in the Coal and China Segments of the Company, respectively. The environmental remediation activities conducted by ISITOP, Inc. now comprise the ER Segment. As part of the restructure, the Company's "other environmental services operations" were discontinued.

     In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998 and the Company recorded a $1,603,000 loss from discontinuing such operations that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 that year related to discontinuing such operations. The Company continued to operate the two remaining facilities during most of 2000 while it was attempting to market them. The operation of both stores was suspended during the fourth quarter of 2000 in order to minimize further losses. In 2000, the Company recorded losses totaling $591,000, including an additional charge of $420,000 related to discontinuing such operations and does not expect further charges in connection with such activities. At year-end 2000, the discontinued ITF Segment had $561,000 of assets remaining, consisting primarily of two convenience stores with related property, plant, equipment and inventory, and liabilities totaling $136,000 consisting primarily of trade payables, accrued liabilities and long-term debt. See Note 4 to the financial statements.

     In 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's brine extraction/iodine manufacturing segment. Beard owned 40% of NABR, which was not a consolidated entity and had previously been accounted for as an equity investment. Beard's share of NABR's operating results were $82,000 and $296,000 of losses in 1999 and 1998, respectively, which are reported as discontinued. In addition, in December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts to be received from the assets disposition and the asset's recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and the costs of ceasing operations. The joint venture was dissolved effective September 15, 2000, and the Japanese partners received their final distribution of cash in December, 2000, with the Company taking over the remaining assets and liabilities. The segment's larger plant produced its last iodine in April 2000. Shut down of the segment's larger plant was completed in September 2000 and the Company is now working to dispose of its equipment. The Company intends to sell the smaller plant as a going concern. In 2000, the Company recorded income of $179,000 which represented the excess of the amounts received by the Company over the remaining basis of the Company's investment in the joint venture. No further charges are anticipated in connection with such activities. At year-end 2000, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $158,000 and $124,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts and royalties payable totaling $282,000. See Note 4 to the financial statements.

     The Company is now focusing its primary attention on the Coal and China Segments, along with its e-Commerce Segment, which it believes have the greatest potential for growth and profitability.

     The Company has other operations, including various assets and investments that it has been liquidating as opportunities have materialized.

     The results of operations for 2000 and 1999 were severely impacted by the termination of a major contract, which had guaranteed the Company a minimum operating profit of $100,000 per month, on January 31, 1999. Termination of the contract were reflected in the sharp decline in the Coal Segment's revenues, from $8,585,000 in 1998 to $953,000 in 1999 down to $215,000 in 2000. As a result, the segment generated a $1,678,000 operating profit in 1998, versus operating losses of $508,000 in 1999 and $625,000 in 2000.

     2000 results of operations reflected improvement in the operating margins of the CO2 Segment, which is presently the Company's largest segment in terms of revenues. The segment had a $60,000 increase in its operating profit versus 1999, principally as the result of higher prices for CO2. The China Segment generated no revenues, and incurred $400,000 of selling, general and administrative expenses related to its continuing startup activities. This was an increase of $121,000 over 1999, reflecting the expanded level of activity by this segment. The WS Segment had $65,000 in revenues and a loss of $204,000 reflecting the shut down of the segment's activities at the end of January, 2000. Additionally, this segment incurred a loss of $1,069,000 in 2000 compared to a loss of $229,000 in 1999, from its equity investee which provides natural gas well testing services in northeastern Mexico. The e-Commerce Segment generated no revenues but incurred $275,000 of SG&A expenses as it stepped up its marketing activities. The ER Segment reflected a $175,000 decrease in operating losses as a result of a reduction in staffing and SG&A expenses as it cut back its marketing efforts. The operating loss from corporate activities at the parent company level decreased $248,000 from 1999 reflecting decreased salary, legal and other SG&A costs as the Company found ways to reduce costs. The Company's total net loss decreased $370,000, reflecting the $799,000 decrease in losses from discontinued operations.

     1999 results of operations reflected a $170,000 reduction in the operating profit of the CO2 Segment versus 1998 reflecting decreased CO2 production and demand. The China Segment generated no revenues, but incurred $279,000 of selling, general and administrative expenses related to its startup activities. The WS Segment had $82,000 in revenues and a loss of $213,000 as it started a new subsidiary engaged in the rental of sand separators. Additionally, this segment incurred a loss of $229,000 in 1999 compared to a loss of $35,000 in 1998, from its equity investee. The e-Commerce Segment generated no revenues but incurred $129,000 of SG&A expenses related to its startup activities. The ER Segment reflected a $93,000 increase in operating losses as a result of increased staffing and SG&A expenses as it stepped up its marketing efforts. Despite the fact that the Company's loss from continuing operations increased $2,066,000, its total net loss decreased $458,000, reflecting the $2,524,000 decrease in losses from discontinued operations.

     1998 results of operations showed a $198,000 improvement in operating margins of the CO2 Segment versus 1997 reflecting increased CO2 production. The China Segment generated no revenues, but incurred $277,000 of selling, general and administrative expenses related to its startup activities. The ER Segment reflected a $115,000 increase in operating losses as a result of increased staffing and SG&A expenses as it stepped up its marketing efforts. Corporate activities at the parent company level reflected (i) increased staffing; (ii) higher health care and fringe benefit costs; and (iii) higher legal costs associated with the McElmo Dome litigation.

Liquidity and capital resources

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows used in operations during 2000, 1999, and 1998 were $(2,552,000), $(1,709,000), and $(854,000), respectively, while capital additions from continuing operations were $461,000, $1,392,000, and $24,175,000, respectively, as indicated in the table below:

                                2000               1999               1998
                                ----               ----               ----
Coal                        $371,000            $1,135,000         $24,072,000
Carbon dioxide                 4,000                10,000              41,000
Natural gas well servicing    38,000               216,000              -
e-Commerce                     8,000                  -                 -
Environmental remediation      1,000                  -                  6,000
Other                         39,000                31,000              56,000
                            -------------------------------------------------
      Total                 $461,000            $1,392,000         $24,175,000
                            ==================================================

     Capital  additions  in  the  discontinued  "other  environmental   services
operations" were $143,000 in 1998. Capital additions in the discontinued ITF segment were $13,000 and $59,000 in 2000 and 1999, respectively.

     The Company's 2001 capital expenditure budget has tentatively been set at $14,000, representing anticipated capital expenditures for the coal segment. This does not include an estimated $1,853,000 to $2,504,000 of plant costs which may be incurred by the segment for the Fortune 500 project subject to the availability of financing.

     Liquidity. The sale of the Company's dry ice manufacturing and distribution business in 1997 provided the Company with significant liquid resources.
However, such funds had been substantially utilized by year-end 1999. The Company's activities in 2000 were primarily funded by a bank line of credit, by loans from a related party and by the sale of assets. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas and for the services provided by the Company's WS operations, demand for the sale of the Company's environmental and technology services and for coal equipment in China, demand for the Company's secure payment system for Internet transactions and private and governmental demand for environmental remediation services in the U.S.

     During 2000 the Company reduced its working capital by $1,140,000 from $981,000 at year-end 1999. $371,000 was used by the Coal Segment to purchase equipment. $625,000 was used to fund the operating loss of the Coal Segment. $666,000 was used to fund net advances to the Company's well testing venture in Mexico. In addition, the Company loaned a net additional $129,000 to its partner which operates the joint venture to fund a portion of its investment. $147,000 was used to fund the natural gas well servicing operations. $351,000 was used to fund the operations of the discontinued ITF Segment. $400,000, $275,000 and $142,000, respectively, were used to fund the startup activities of the China, e-Commerce and E/R Segments. The bulk of these expenditures were funded by a $1,428,000 increase in debt, $561,000 from the sale of assets, distributions of $482,000 from the discontinued BE/IM Segment, and $114,000 from payments on notes receivable.

     As a result, at December 31, 2000, the Company was in a negative working capital position with working capital of ($159,000), and a current ratio of 0.79 to 1.

     Despite the fact that the Company has had losses from continuing operations for the past five years, its total net loss during such period totaled only $1,586,000. The last three years have been particularly disappointing, as the Company generated net losses totaling $10,285,000, including losses from continuing operations totaling $5,392,000. Termination of the MCN Projects was especially discouraging since it came at a time when the Coal Segment had just established itself as the world's largest operator of coal reclamation facilities. Discontinuation of the interstate travel facilities business accounted for $2,628,000 of the losses, but those problems are now behind us and management expects to dispose of the remaining assets in 2001. Discontinuation of the iodine business impacted earnings the last two years, but again, those problems are behind us, and management expects to dispose of the remaining assets in 2001.

     The Company's principal business is coal reclamation, and this is where management's attention is primarily focused. The Coal Segment is pursuing two major coal projects at this time. If we are successful in concluding negotiations with third parties concerning the installation of the equipment needed, plant construction of the first project is expected to commence in the third quarter of 2001. However, there is no assurance this will occur. The second project is not nearly as far along and definitive negotiations on this project are not expected to occur until late 2001.

     Meanwhile, the outlook for the China Segment has brightened considerably. After almost three years of development activity, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four compost manufacturing facilities in which the Company will own an interest and will also receive an operating fee. Groundbreaking for the initial plant, located at Baoding in Hebei Province, occurred in early March and plant construction is expected to commence in early April. Assuming we are able to meet our anticipated timetable for the construction of the four composting plants, the China Segment is expected to achieve a breakeven or better cash flow during 2001 and the Company will no longer need to infuse capital to subsidize the segment's ongoing operations. This will improve liquidity to the extent of $400,000 or more over 2000.

     In 2000 the Company replaced its $650,000 bank credit line with a $300,000 credit line at a different bank. We have also arranged for borrowings of up to $1,500,000 from a related party to provide working capital while the coal projects are being pursued and until the construction of the plants in China can be successfully concluded. The Company is currently pursuing a $1,500,000 loan on its CO2 reserves in order to provide additional working capital and improve liquidity until the contemplated Coal and China projects achieve positive cash flow. In addition, the Company will be disposing of the assets from the discontinued ITF and BE/IM Segments and can sell certain other assets to generate cash if necessary.

     Selected liquidity highlights for the Company for the past three years are summarized below:

                                        2000          1999           1998
                                        ----          ----           ----
Cash and cash equivalents            $    31,000   $   767,000   $  5,190,000
Accounts and other receivables, net      337,000       480,000      1,386,000
Inventory                                129,000       103,000        365,000
Trade accounts payable                   167,000       262,000        677,000
Current  maturities  of long-term debt    30,000        17,000        119,000
Long-term debt <F1>                    1,428,000        13,000     25,780,000
Working capital                        (159,000)       981,000      5,378,000
Current ratio                          0.79 to 1     2.19 to 1      3.84 to 1
Net cash used in operations          $(2,552,000)  $(1,709,000)  $   (854,000)

- --------------

<F1> In 1999 the Company terminated certain debt agreements that resulted in the removal of $23,053,000 of debt from its balance sheet, and disposed of most of the assets of its interstate travel facilities segment, resulting in the removal of $2,563,000 of debt from its balance sheet.

     In 2000, the Company had negative cash flow of $736,000. Operations of the Coal, W/S, China, e-Commerce and E/R Segments resulted in cash outflows of $1,646,000. (See "Results of operations---Other activities" below).

     The Company's investing activities provided cash of $499,000 in 2000. Proceeds from the sale of assets provided cash of $561,000, distributions from the discontinued BE/IM Segment provided net cash of $482,000, and payments on notes receivable provided cash of $360,000. Net distributions from the Company's investment in Cibola provided cash of $310,000. Acquisitions of property, plant and equipment primarily related to the Company's Coal Segment used cash of $513,000 of the cash outflow, while (i) investments in and (ii) loans to a partner in the W/S Segment utilized cash of $699,000.

     The Company's financing activities provided cash flows of $1,317,000 in 2000. The Company received $1,386,000 from its borrowings and utilized $69,000 for payments on lines of credit and term notes.

     At year-end 2000 the Company had fully utilized the parent company's $300,000 bank line of credit which expires on January 15, 2002. At December 31, 2000 the Company had also fully utilized a $700,000 line of credit from a related party which bears interest at 10% until maturity at February 28, 2002, and had $464,000 of credit available from the same party which bears interest at 10% until maturity at April 1, 2002. The Company believes that cash and available credit, together with proceeds from the sale of assets, will be adequate to meet the Company's liquidity needs, including anticipated requirements for working capital, until the $1,500,000 of financing currently being pursued has been finalized and is in place.

     Effect of Recent Developments on Liquidity. The Company's debt-to-equity ratio, which stood at 0.01 to 1 at year-end 1999, increased to 0.77 to 1 at year-end 2000. Consolidated debt, which totaled $30,000 at year-end 1999, increased to $1,458,000 at year-end 2000. If the Company is successful in its efforts to obtain the $1,500,000 CO2 production loan, it plans to pay off its present indebtedness with the bank and the related party and negotiate new credit lines with them. This should give the Company ample working capital to operate until the contemplated coal projects and the composting projects in China are generating positive cash flow.

     The Company is negotiating with a party that has an available coal plant that is ideally suited for the Fortune 500 company project. The party is considering financing the purchase of the plant and may also assist in financing the funds necessary to dismantle, move and reassemble the plant. The Company believes that contracts for this project will be finalized and executed, and that it will be successful in its funding efforts. However, there is no assurance that such events will occur.

     Effect of Reorganization on Liquidity. Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions (see note 5 to the financial statements).

Results of operations

     General. The period from 1997 to 2000 has been a time of transition for the Company. In 1997 the Company divested itself of its real estate construction and development activities, sold its dry ice manufacturing and distribution business, and restructured its E/RR Segment, shifting its principal focus to coal reclamation and discontinuing most of its environmental services activities. The Company also made a brief and unsuccessful foray into the interstate travel business in 1998, which it discontinued in 1999. The
Management Committee directing the operations of a 40%-owned joint venture engaged in the extraction, production and sale of crude iodine decided to discontinue operations of the joint venture in 1999. As a result, the corporate staff is now focusing most of its attention on the management of the Coal, China and e-Commerce Segments, which we believe hold the greatest potential for future growth and profits. The CO2 Segment's operating results remain profitable; the degree of profitability primarily reflecting changes in demand due to fluctuations in oil pricing. The China Segment appears to be on the threshold of a major breakout. The e-Commerce and WS Segments are experiencing the normal problems and delays encountered when starting new businesses. In addition, the Company continues to liquidate assets no longer in line with the Company's strategic objectives. Operating profit (loss) for the last three years for the Company's remaining principal operating segments which the Company controls is set forth below:

                                        2000         1999            1998
                                        ----         ----            ----
Operating profit (loss):
     Coal  reclamation             $  (625,000)  $   (508,000)   $ 1,678,000
     Carbon dioxide                    356,000        296,000        466,000
     Natural gas well servicing       (204,000)      (213,000)             -
     China                            (400,000)      (279,000)      (277,000)
     e-Commerce                       (275,000)      (129,000)             -
     Environmental remediation        (142,000)      (317,000)      (224,000)
                                   -----------------------------------------
               Subtotal             (1,290,000)    (1,150,000)     1,643,000
     Other - principally corporate  (1,076,000)    (1,324,000)    (1,402,000)
                                   -----------------------------------------
             Total                 $(2,366,000)  $ (2,474,000)   $   241,000
                                   =========================================

     Following is a discussion of results of operations for the three-year period ended December 31, 2000.

     Coal reclamation. As a result of the recent change of direction, the Company has focused its primary attention on coal reclamation. In January 1999, Beard Technologies completed a 10-month contract as the operator of coal waste recovery projects (the "MCN Projects") located at six sites in three states in the eastern U.S. Now that such contracts have been terminated (see "Coal
Reclamation Activities---The MCN Projects" in Part I, Item 1), Beard Technologies is again pursuing coal recovery projects where it will serve as either owner or operator.

     The MCN Projects generated 35% and 84% of the Coal Segment's 2000 and 1999 revenues, respectively. Operating revenues in this segment were $215,000, $953,000, and $8,585,000 in 2000, 1999, and 1998, respectively, with the sharp decreases in 2000 and 1999 reflecting the impact of terminating the MCN Projects. Operating costs decreased to $663,000 in 2000 from $1,064,000 in 1999 and from $5,110,000 in 1998. SG&A expenses decreased to $158,000 in 2000 from $204,000 in 1999 and from $985,000 in 1998. The decrease in costs in 2000 and 1999 reflect the effect of the termination of the MCN Projects. The segment produced an operating loss of $625,000 in 2000 and $508,000 in 1999 versus an operating profit of $1,678,000 in 1998, again reflecting the effect of the MCN Projects.

     Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment were $471,000, $418,000, and $616,000 in 2000, 1999, and 1998, respectively, while operating profits totaled $356,000, $296,000, and $466,000, respectively, for the three years. CO2 net sales volumes were 1,319,000 Mcf, 1,536,000 Mcf and 2,187,000 Mcf in 2000, 1999 and 1998,
respectively. The increase in revenues and operating profits in 2000 versus 1999 reflect the sharp increase in oil prices in late 1999 and throughout 2000, and the resultant increased demand for CO2 used for tertiary oil recovery. The decrease in revenues and operating profits in 1999 compared to 1998 reflect the decreased demand for CO2 as a result of the severe deterioration in oil prices in late 1998 and early 1999 and the resultant decreased demand for CO2 used for tertiary oil recovery.

     Natural gas well servicing. In 1998 the Company invested in a 50%-owned subsidiary, ITS-Testco, L.L.C., which conducts natural gas well testing operations in Mexico through a wholly-owned subsidiary, Testco Inc. de Mexico, S.A. de C.V.; the operations of these entities are not consolidated since the LLC is managed by our 50% partner. The Company recorded $1,069,000, $229,000 and $35,000 in 2000, 1999 and 1998, respectively, as its share of the LLC's losses. In 1999 the Company formed a 100%-owned subsidiary, ITS. Inc., which designed a proprietary sand separator for use in Mexico through its wholly-owned subsidiary, Incorporated Tank Systems de Mexico, S.A. de C.V. This consolidated subsidiary generated $65,000 and $82,000 of revenues and $65,000 and $56,000 of operating costs, respectively, in 2000 and 1999. The WS Segment also incurred $160,000 and $223,000 of SG&A expenses in 2000 and 1999 resulting from the Company's continued pursuit of natural gas well servicing opportunities in Mexico.

     China. In 1998 the Company activated Beard Sino-American Resources Co., Inc. ("BSAR") to pursue coal reclamation opportunities in China utilizing BTI's patented mulled coal technology in China. Due to changes in the political and business environment in China, BSAR shifted its direction in 1999. Coal reclamation activities have been put on hold and BSAR is now focusing on environmental technology and other technical services and the sale of coal equipment. BSAR had no revenues in 2000, 1999 or 1998, and recorded $400,000, $279,000 and $277,000 of SG&A expenses, respectively, in such years while pursuing its various marketing efforts.

     e-Commerce. In early 1999, the Company began developing its proprietary concept for an Internet payment system through starpay.com, inc. ("starpay"). starpay had no revenues in 2000 or 1999, and recorded $275,000 and $129,000 of SG&A expenses, respectively, in such years while pursuing the development of its technology.

     Environmental remediation. In 1997 the Company changed the name of an inactive subsidiary to ISITOP, Inc. ("ISITOP"). ISITOP utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of PAH contamination. This is essentially still a startup operation, having generated no revenues in 2000 or 1999, and only $8,000 of revenues in 1998. The segment produced operating losses of $142,000, $317,000 and $224,000, respectively, in 2000, 1999 and 1998. The increased loss in 1999 reflected the sharp increase in SG&A expenses as the segment stepped up its level of marketing activities that year. The decreased loss in 2000 reflected the sharp reduction in SG&A expenses as the Company phased out its financial support for the segment.

     Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $1,076,000 in 2000, $1,324,000 in 1999 and $1,402,000 in 1998. The operating loss decreased $248,000 in 2000 versus 1999 due to several factors, including reduced salary and benefit costs, legal and professional expenses, and other SG&A items as the Company continued to search for ways to reduce costs. The operating loss decreased $78,000 in 1999 compared to 1998 as a portion of the SG&A expenses incurred were allocated to the e-Commerce Segment for the development of the starpay Internet payment system. Additionally, the year 1999 saw the Company incur markedly lower benefit expenses while incurring slightly higher legal expenses as the Company continued to pursue the CO2 litigation. A higher level of general and administrative expenses impacted the bottom line in 1998 as the Company continued its pursuit of additional business opportunities.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased to $1.7 million in 2000 from $1.9 million in 1999 and from $2.4 million in 1998. Most of the sharp fluctuation was attributable to the Coal Segment, which incurred SG&A expense of $158,000, $204,000 and $985,000 in 2000, 1999 and 1998, respectively. The large expense in 1998 was due to the high level of staffing and operations required to meet the demands of the MCN Projects. The WS Segment incurred $160,000 of SG&A expenses in 2000 versus $223,000 in 1999 as it continued to pursue opportunities in Mexico. SG&A expense incurred by the China Segment during 2000 increased to $400,000 from $279,000 in 1999 and $277,000 in 1998 as the segment expanded its marketing efforts. SG&A expense incurred by the ER Segment during 2000 decreased to $42,000 versus $87,000 in 1999 and $42,000 in 1998, reflecting the segment's level of marketing activity. SG&A expense incurred by the e-Commerce Segment increased to $272,000 in 2000 from $129,000 in 1999 reflecting the segment's level of marketing activity. Other corporate SG&A decreased to $1,048,000 in 2000 from $1,333,000 in 1999 and $1,430,000 in 1998. The variances were attributable primarily to reductions in the Company's benefits and to changes in the level of costs incurred as the Company pursued investment opportunities that failed to materialize.

     Depreciation, depletion and amortization. The Company's depreciation, depletion and amortization expenses decreased 69% in 2000 from 1999 and 59% in 1999 from 1998. The fluctuations in DD&A expense for 2000 and 1999 were primarily attributable to the lower depreciable basis of assets in the Coal Segment as the Company sold its ownership interest in the entity owning the equipment for the MCN projects effective in January, 1999. The fluctuations in DD&A expense for 1999 and 1998 were primarily attributable to the significantly higher depreciable basis of the assets in the Coal Segment during the period that such assets were owned in connection with the MCN Projects.

     Interest income. Interest income decreased to $136,000 in 2000 from $228,000 in 1999 and from $400,000 in 1998. The Company had considerable cash at the beginning of 1998 remaining from the sale of the assets of its discontinued solid CO2 segment in 1997. The decreases in 2000 and 1999 from the amount realized in 1998 reflect the decreased amount available to invest as cash was used to fund other investments and operations.

     Interest expense. Interest expense decreased from $964,000 in 1998 to $170,000 in 1999 and to $60,000 in 2000. The high expense in 1998 reflects the high level of debt incurred by the Coal Segment to fund the acquisition of equipment for the MCN Projects in such year. The sharp decrease in 1999 reflects the Coal Segment being relieved of such indebtedness as of January 31, 1999. Although the Company had less than $100,000 of debt for most of 1999, it incurred considerable interest expense in January of that year when it had more than $23 million of debt. The Company's indebtedness increased steadily throughout 2000, but it still incurred less interest expense than it incurred in 1999.

     Equity in earnings of unconsolidated affiliates. The Company's share of the operating loss of its 50%-owned natural gas well testing investee was $1,069,000 in 2000 and $229,000 in 1999. The losses resulted from startup, operating and interest costs. Offsetting the Company's share of the losses of ITS-Testco, L.
L. C. was the Company's share of the earnings of Cibola Corporation ("Cibola"). Although the Company owns 80% of the common stock of Cibola Corporation, it does not have operating or financial control of this gas marketing subsidiary. Cibola, formed in 1996, contributed $237,000, $308,000 and $274,000 of pre-tax net income to the Company for fiscal years 2000, 1999 and 1998, respectively, pursuant to a tax sharing agreement. Such income was down in 2000 due to capital losses incurred on Cibola's investments.

     Gain on sale of assets. Gains on the sale of assets totaled $334,000 in 2000, $56,000 in 1999 and $8,000 in 1998. Such gains reflected proceeds from the sale of certain assets that are in the process of being liquidated. Most of the increase in 2000 resulted from the sale of the Company's interest in a real estate limited partnership which generated a gain of $194,000.

     Impairment of investments and other assets. In 2000, 1999, and 1998 the Company recognized $71,000, $110,000 and $154,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

     Income taxes. The Company has approximately $58.1 million of net operating loss carryforwards and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards before they begin to expire in 2004. At December 31, 2000 and 1999, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes of $8,000, $48,000 and $100,000 for 2000, 1999 and 1998,
respectively. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

     Discontinued operations. In 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's Brine Extraction/Iodine Manufacturing Segment. Beard owned 40% of NABR, which was not a consolidated entity and had previously been accounted for as an equity investment. The joint venture was dissolved effective September 15, 2000. Shut down of the segment's larger plant was completed in September 2000 and the Company is now working to dispose of its equipment. The Company intends to sell the smaller plant as a going concern. Beard's share of NABR's operating results were $82,000 and $296,000 of losses in 1999 and 1998, respectively, which have been reported as discontinued in the Company's statements of operations. In addition, the Company recorded a charge of $540,000 in 1999 and a gain of $179,000 in 2000 in connection with the discontinuance of the segment's operations. No further charges are anticipated in connection with such activities. See Note 4 to the financial statements.

     In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998 and the Company recorded a $1,603,000 loss from discontinuing such operations that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 that year related to discontinuing such operations. The Company continued to operate the two remaining facilities during most of 2000 while it was attempting to market them. The operation of both stores was suspended during the fourth quarter of 2000 in order to minimize further losses. In 2000, the discontinued ITF segment incurred operating losses totaling $351,000. The discontinued ITF segment charged the first $180,000 of these operating losses against a loss accrual established in 1999 and recognized $44,000 in September, 2000. The remaining $127,000 in operating losses were recognized during the fourth quarter of 2000. The discontinued ITF segment recorded an additional $420,000 loss in December, 2000; $60,000 represented losses expected to be incurred by ITF from the date of shutdown through the anticipated disposal date of the remaining assets; and
$360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The total loss recorded in 2000 related to the discontinued ITF Segment was $591,000. The Company does not anticipate any further charges in connection with such activities. At year-end 2000, the discontinued ITF Segment had $561,000 of assets remaining, consisting of two convenience stores with related property, plant, equipment and inventory, and liabilities totaling $136,000 consisting primarily of trade payables, accrued liabilities and long-term debt. See Note 4 to the financial statements.

     ITF's operating losses for 1999 were $567,000. $347,000 of such losses were charged against the loss accrual recorded in 1998 with the remaining $220,000 reflected in loss from discontinued operations in the 1999 statement of operations. Beard also recorded an additional $214,000 loss in the fourth quarter of 1999; $180,000 of the loss represented anticipated operating losses of ITF from December 31, 1999 through the anticipated disposal date of the remaining assets; $34,000 of the loss represented a reduction in the estimated realizable values of the remaining assets as of December 31, 1999.

     In 1998 the Company's Board of Directors adopted a plan to restructure its environmental/resource recovery segment and to discontinue the "other environmental services operations". Losses from the discontinued other environmental services operations were $424,000 in 1998 and were included in the Company's 1998 statements of operations. The Company recorded an additional charge of $684,000 that year related to discontinuing such operations. At December 31, 2000, the significant assets related to the other environmental services operations consist primarily of equipment with a recorded value of $152,000. The significant liabilities related to the other environmental services operations consist of accrued expenses totaling $7,000. See Note 4 to the financial statements.

     Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under "Liquidity and Capital Resources---Effect of Recent Developments on Liquidity" contained in this Item 7.

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July, 1999, that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No.
133. If the provisions of SFAS No. 133 and No. 138 were to be applied as of December 31, 2000, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the year then ended.

     The Company plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2001, and such adoption is not expected to have a material impact on the Company's financial position or future results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 2000, the Company had notes receivable of $869,000 and total debt of $1,458,000. The notes receivable and $1,158,000 of the debt have fixed interest rates and, to such extent, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. The Company's outstanding bank debt totaling $300,000 floats with the prime rate, and a 10% increase in market interest rates would have increased the Company's interest expense by approximately $1,000. At December 31, 2000, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its debt by $14,000.

     The Company has no other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

               The Beard Company and Subsidiaries
                  Index to Financial Statements
            Forming a Part of Form 10-K Annual Report
            to the Securities and Exchange Commission



Independent Auditors' Report

Independent Auditors' Report


Financial Statements:

 Balance Sheets, December 31, 2000 and 1999

 Statements of Operations, Years ended December 31, 2000, 1999 and 1998

 Statements of Shareholders' Equity, Years ended December 31,
  2000, 1999 and 1998

 Statements of Cash Flows, Years ended December 31, 2000, 1999 and 1998

 Notes to Financial Statements, December 31, 2000, 1999 and 1998




                 Independent Auditors' Report

The Board of Directors and Stockholders
The Beard Company:

     We have audited the accompanying consolidated balance sheets of The Beard Company and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Beard Company and subsidiaries as of December 31, 1999 and for the years ended December 31, 1999 and 1998, were audited by other auditors, whose report dated April 7, 2000, expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.


                                             Cole & Reed, P.C.



Oklahoma City, Oklahoma
March 19, 2001




                          Independent Auditors' Report


The Board of Directors and Stockholders
The Beard Company:


     We have audited the balance sheet of The Beard Company and subsidiaries as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.



                                                 KPMG LLP

Oklahoma City, Oklahoma
April 7, 2000

                       THE BEARD COMPANY AND SUBSIDIARIES
                                 Balance Sheets

                                                                      December 31,    December 31,
                Assets                                                   2000             1999
                ------                                                   ----             ----
Current assets:
  Cash and cash equivalents                                          $     31,000    $    767,000
  Investments (note 6)                                                          -         280,000
  Accounts receivable, less allowance for doubtful
     receivables of $292,000 in 2000 and $13,000 in 1999                  337,000         480,000
  Inventory                                                               129,000         103,000
  Prepaid expenses and other assets                                        39,000          98,000
  Current portion of notes receivable (note 7)                             80,000          80,000
                                                                     ------------    ------------
          Total current assets                                            616,000       1,808,000
                                                                     ------------    ------------
Notes receivable (note 7)                                                 789,000         756,000

Investments and other assets (note 6)                                     467,000       1,324,000

Property, plant and equipment, at cost (note 8)                         5,364,000       5,010,000
  Less accumulated depreciation, depletion and amortization             2,198,000       2,118,000
                                                                     ------------    ------------
          Net property, plant and equipment                             3,166,000       2,892,000
                                                                     ------------    ------------
Intangible assets, at cost (note 9)                                        50,000          25,000
  Less accumulated amortization                                             1,000           1,000
                                                                     ------------    ------------
          Net intangible assets                                            49,000          24,000
                                                                     ------------    ------------
                                                                     $  5,087,000    $  6,804,000
                                                                     ============    ============

                Liabilities and Shareholders' Equity

Current liabilities:
  Trade accounts payable                                             $    167,000    $    262,000
  Accrued expenses (note 4)                                               578,000         460,000
  Income taxes payable (note 12)                                                -          88,000
  Current maturities of long-term debt (note 10)                           30,000          17,000
                                                                     ------------    ------------
          Total current liabilities                                       775,000         827,000
                                                                     ------------    ------------
Long-term debt less current maturities (note 10)                          347,000          13,000

Long-term debt - related entity (note 10)                               1,081,000               -

Other long-term liabilities                                               112,000         409,000

Redeemable preferred stock of $100 stated value;
  5,000,000 shares authorized; 27,838 shares issued and
  outstanding in 2000 and 1999 (note 5)                                   889,000         889,000

Common shareholders' equity:
  Common stock of $.001333 par value per share; 7,500,000
    shares authorized; 2,123,898 shares issued
    and outstanding in 2000 and 1999                                        3,000           3,000
  Capital in excess of par value                                       37,986,000      37,723,000
  Accumulated deficit                                                 (34,247,000)    (31,218,000)
  Accumulated other comprehensive income                                  (13,000)          4,000
  Treasury stock, 295,053, at cost, in 2000 and 1999                   (1,846,000)     (1,846,000)
                                                                     ------------    ------------
          Total common shareholders' equity                             1,883,000       4,666,000
                                                                     ------------    ------------
Commitments and contingencies (notes 5, 11, and 15)
                                                                     $  5,087,000    $  6,804,000
                                                                     ============    ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Operations
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                2000            1999            1998
                                                                ----            ----            ----
Revenues:
  Coal reclamation                                           $   215,000    $   953,000    $ 8,585,000
  Carbon dioxide                                                 471,000        418,000        616,000
  Natural gas well servicing                                      65,000         82,000              -
  China                                                                -              -              -
  e-Commerce                                                           -              -              -
  Environmental remediation                                            -              -          8,000
  Other                                                           31,000         50,000         37,000
                                                             -----------    -----------    -----------
                                                                 782,000      1,503,000      9,246,000
                                                             -----------    -----------    -----------
Expenses:
  Coal reclamation                                               663,000      1,064,000      5,110,000
  Carbon dioxide                                                  82,000         89,000        119,000
  Natural gas well servicing                                      65,000         56,000              -
  China                                                          400,000        279,000        277,000
  e-Commerce                                                           -              -              -
  Environmental remediation                                       98,000        184,000        185,000
  Selling, general and administrative                          1,701,000      1,915,000      2,400,000
  Depreciation, depletion and amortization                       111,000        354,000        869,000
  Other                                                           28,000         36,000         45,000
                                                             -----------    -----------    -----------
                                                               3,148,000      3,977,000      9,005,000
                                                             -----------    -----------    -----------
Operating profit (loss):
  Coal reclamation                                              (625,000)      (508,000)     1,678,000
  Carbon dioxide                                                 356,000        296,000        466,000
  Natural gas well servicing                                    (204,000)      (213,000)             -
  China                                                         (400,000)      (279,000)      (277,000)
  e-Commerce                                                    (275,000)      (129,000)             -
  Environmental remediation                                     (142,000)      (317,000)      (224,000)
  Other, principally corporate                                (1,076,000)    (1,324,000)    (1,402,000)
                                                             -----------    -----------    -----------
                                                              (2,366,000)    (2,474,000)       241,000

Other income (expense):
  Interest income                                                136,000        228,000        400,000
  Interest expense                                               (60,000)      (170,000)      (964,000)
  Equity in net earnings (loss) of unconsolidated
    affiliates                                                  (834,000)        80,000        225,000
  Gain on sale of assets                                         334,000         56,000          8,000
  Impairment of investments and other assets (notes
    1 and 17)                                                    (71,000)      (110,000)      (154,000)
  Minority interest in operations of consolidated
    subsidiaries                                                  16,000              -              -
  Other                                                           81,000         95,000         67,000
                                                             -----------    -----------    -----------
Loss from continuing operations before income taxes           (2,764,000)    (2,295,000)      (177,000)

Income taxes (note 12)                                            (8,000)       (48,000)      (100,000)
                                                             -----------    -----------    -----------
Loss from continuing operations                               (2,772,000)    (2,343,000)      (277,000)

Discontinued operations (note 4):
  Gain (loss) from discontinued operations                       155,000        (82,000)    (1,461,000)
  Gain (loss) from discontinuing brine extraction/iodine
    manufacturing activities                                     179,000       (540,000)             -
  Loss from discontinuing other environmental services
    activities                                                         -              -       (684,000)
  Loss from discontinuing interstate travel facilities
    activities                                                  (591,000)      (434,000)    (1,603,000)
  Gain on sale of dry ice manufacturing and distribution
    business                                                           -              -        168,000
                                                             -----------    -----------    -----------
  Loss from discontinued operations                             (257,000)    (1,056,000)    (3,580,000)
                                                             -----------    -----------    -----------
Net loss                                                     $(3,029,000)   $(3,399,000)   $(3,857,000)
                                                             ===========    ===========    ===========
Net loss attributable to common shareholders (note 5)        $(3,029,000)   $(3,399,000)   $(3,857,000)
                                                             ===========    ===========    ===========
Net loss per average common share outstanding:
  Basic and diluted (notes 1 and 13):
  Loss from continuing operations                            $     (1.52)   $     (1.28)   $     (0.15)
  Loss from discontinued operations                                (0.14)         (0.57)         (1.87)
                                                             -----------    -----------    -----------
  Net loss                                                   $     (1.66)   $     (1.85)   $     (2.02)
                                                             ===========    ===========    ===========
Weighted average common shares outstanding - basic
  and diluted                                                  1,829,000      1,839,000      1,907,000
                                                             ===========    ===========    ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                       Statements of Shareholders' Equity
                                                                                            Accumulated                    Total
                                                              Capital in                       Other                      Common
                                                  Common      Excess of     Accumulated    Comprehensive Treasury     Shareholders'
                                                  Stock       Par Value        Deficit         Income     Stock           Equity
                                                  -----       ---------        -------         ------     -----           ------
Balance, December 31, 1997                     $    3,000   $ 37,911,000    $(23,962,000) $       -    $ (1,519,000)   $ 12,433,000

  Net loss                                              -              -      (3,857,000)         -               -      (3,857,000)

  Sale of 28,125 shares of treasury stock<F1>           -       (112,000)              -          -         188,000          76,000

  Issuance of 8,250 shares of treasury stock
    for stock option exercises<F1>                      -        (52,000)              -          -          52,000               -

  Purchase of 41,625 shares of common
    stock <F1>                                          -              -               -          -        (265,000)       (265,000)
                                               ----------   ------------    ------------  ---------    ------------    ------------

Balance, December 31, 1998                          3,000     37,747,000     (27,819,000)         -      (1,544,000)      8,387,000

  Net loss                                              -              -      (3,399,000)         -               -      (3,399,000)
  Comprehensive income:
    Foreign currency translation adjustment             -              -               -      4,000               -           4,000
                                                                                                                       ------------
  Comprehensive loss                                    -              -               -          -               -      (3,395,000)
                                                                                                                       ------------
  Issuance of 2,820 shares of treasury stock
    for stock option exercises<F1>                      -        (24,000)              -          -          24,000               -

  Purchase of 64,706 shares of common
    stock <F1>                                          -              -               -          -        (326,000)       (326,000)
                                               ----------   ------------    ------------  ---------    ------------    ------------

Balance, December 31, 1999                          3,000     37,723,000     (31,218,000)     4,000      (1,846,000)      4,666,000

  Net loss                                              -              -      (3,029,000)         -               -      (3,029,000)
  Comprehensive income:
    Foreign currency translation adjustment             -              -               -    (17,000)              -         (17,000)
                                                                                                                       -------------
  Comprehensive loss                                    -              -               -          -               -      (3,046,000)
                                                                                                                       -------------
  Reservation of shares pursuant to deferred
    compensation plan (note 13)                         -        263,000               -          -               -         263,000
                                               ----------   ------------    ------------  ---------    ------------    ------------

Balance, December 31, 2000                     $    3,000   $ 37,986,000    $(34,247,000) $ (13,000)   $ (1,846,000)   $  1,883,000
                                               ==========   ============    ============  =========    ============    ============

<F1> Adjusted to reflect the 3-for-4 reverse stock split effected in September 2000.

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                2000            1999            1998
                                                                ----            ----            ----
Operating activities:
  Cash received from customers                            $  2,538,000    $  8,953,000    $ 15,615,000
  Cash paid to suppliers and employees                      (5,158,000)    (10,488,000)    (15,472,000)
  Interest received                                             88,000         232,000         512,000
  Interest paid                                                (12,000)       (346,000)     (1,151,000)
  Taxes paid                                                    (8,000)        (60,000)       (358,000)
                                                          ------------    ------------    ------------
             Net cash used in operating activities          (2,552,000)     (1,709,000)       (854,000)
                                                          ------------    ------------    ------------

Investing activities:
  Acquisition of property, plant and equipment                (513,000)     (1,445,000)     (1,792,000)
  Proceeds from sale of business                                     -               -       1,000,000
  Proceeds from sale of assets                                 561,000          88,000         275,000
  Purchase of minority interest                                      -               -        (900,000)
  Acquisition of travel facilities, net of cash
    acquired of $49,000                                              -               -        (886,000)
  Advances for notes receivable                               (325,000)       (960,000)              -
  Payments on notes receivable                                 360,000         561,000           6,000
  Investment in and advances to fifty percent-owned
    subsidiary                                                (619,000)       (552,000)       (333,000)
  Net purchase of certificates of deposit                            -         (25,000)       (327,000)
  Proceeds from redemptions of certificates of deposit         280,000               -               -
  Distribution from partnership                                482,000               -               -
  Other investments                                            273,000         199,000          76,000
                                                          ------------    ------------    ------------
    Net cash provided by (used in) investing activities        499,000      (2,134,000)     (2,881,000)
                                                          ------------    ------------    ------------

Financing activities:
  Proceeds from line of credit and term notes                1,386,000               -         328,000
  Payments on line of credit and term notes                    (69,000)       (253,000)     (1,165,000)
  Purchase of treasury stock                                         -        (326,000)       (265,000)
  Preferred stock repurchase                                         -               -      (4,005,000)
  Proceeds from issuance of common stock                             -               -          76,000
  Other                                                              -          (1,000)          1,000
                                                          ------------    ------------    ------------
    Net cash provided by (used in) financing activities      1,317,000        (580,000)     (5,030,000)
                                                          ------------    ------------    ------------

Net decrease in cash and cash equivalents                     (736,000)     (4,423,000)     (8,765,000)

Cash and cash equivalents at beginning of year                 767,000       5,190,000      13,955,000
                                                          ------------    ------------    ------------

Cash and cash equivalents at end of year                  $     31,000    $    767,000    $  5,190,000
                                                          ============    ============    ============


See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows

Reconciliation of Net Loss to Net Cash Used In Operating Activities:
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                2000            1999            1998
                                                                ----            ----            ----
Net loss                                                  $ (3,029,000)   $ (3,399,000)   $ (3,857,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion and amortization                   111,000         354,000       1,366,000
    Gain on sale of assets                                    (328,000)        (56,000)        (16,000)
    Gain from discontinued operations                         (334,000)              -               -
    Provision for uncollectible accounts and notes              99,000          11,000          19,000
    Impairment of investments and other assets                 491,000         110,000         154,000
    Net cash used by discontinued operations offsetting
      accrued losses                                          (180,000)       (347,000)       (300,000)
    Loss from discontinued operations                                -         974,000       2,119,000
    Equity in net loss of unconsolidated affiliates            834,000           3,000          71,000
    Minority interest in operations of consolidated
      subsidiaries                                             (16,000)              -        (285,000)
    Other                                                        6,000         (64,000)         33,000
    Decrease in accounts receivable, other
      receivables, prepaid expenses and other current assets   190,000       1,138,000          79,000
    (Increase) decrease in inventories                          73,000         132,000          (8,000)
    Decrease in trade accounts payable,
      accrued expenses and other liabilities                  (469,000)       (565,000)       (229,000)
                                                          ------------    ------------    ------------
    Net cash used in operating activities                 $ (2,552,000)   $ (1,709,000)   $   (854,000)
                                                          ============    ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:

Exchange of coal extraction and beneficiation equipment
  for release of debt obligation                          $          -    $ 23,053,000    $          -
                                                          ============    ============    ============
Accounts payable, accrued expenses and other debt
  obligations assumed or cancelled by the purchaser of
  the interstate travel facilities' assets                $          -    $  2,715,000    $          -
                                                          ============    ============    ============
Sale of property, plant and equipment for notes
  receivable                                              $          -    $     80,000    $    359,000
                                                          ============    ============    ============
Purchase of property, plant and equipment and intangible
  assets through issuance of debt obligations             $          -    $          -    $ 24,127,000
                                                          ============    ============    ============
Purchase of travel facilities through the sale of a subsidiary's
  common stock                                            $          -    $          -    $    181,000
                                                          ============    ============    ============
Purchase of travel facilities through the issuance of a debt
  obligation and assumption of debt obligations           $          -    $          -    $  2,319,000
                                                          ============    ============    ============
Contribution of equipment for equity investment           $          -    $          -    $     20,000
                                                          ============    ============    ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998

(1)  Summary of Significant Accounting Policies
The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

Nature of Business
The Company's current significant  operations are within the following segments:
(1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the Natural Gas Well Servicing ("WS") Segment, (4) the China ("China") Segment, (5) the e-Commerce ("e-Commerce") Segment, and (6) the Environmental Remediation ("ER") Segment.

The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The WS Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five of them custom fabricated for use on a trial basis. The China Segment is pursuing (i) environmental opportunities, (ii) the sale of technical services, (iii) the sale of coal equipment, and (iv) the operation of coal fines reclamation facilities in China. The e-Commerce Segment consists of a 78.4%-owned subsidiary in the process of developing and implementing systems and technologies related to Internet commerce. The ER Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination.

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

Cash and Cash Equivalents
Cash equivalents approximated $525,000 at December 31, 1999 and consisted of investments in short-term commercial paper and certificates of deposit whose remaining terms at the date of purchase were less than 90 days. There were no cash equivalents at December 31, 2000. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory
As of December 31, 2000, inventory consisted of iodine located at the manufacturing facilities which was distributed to the Company upon the dissolution of the joint venture in which the Company had an interest, at cost of $124,000, and gasoline and grocery items located at the Company's two remaining interstate travel facilities, at a fair market value of $5,000. As of December 31, 1999, inventory consisted primarily of gasoline and grocery items located at the Company's two remaining interstate travel facilities, at cost of $103,000.

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

Intangible Assets
Identifiable intangible assets, comprised primarily of patents, are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In 2000, 1999, and 1998 the Company  recognized  $71,000,  $110,000 and $154,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

Other Long-Term Liabilities
Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2000 and 1999, the fair value of the long-term debt and notes receivable were not significantly different than their carrying value due to interest rates relating to the instruments approximating market rates on those dates. Redeemable preferred stock is carried at estimated fair value.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Stock
In September 1998, the Company announced a plan to repurchase up to 150,000 shares of its outstanding common stock. In 1999, the Company repurchased approximately 64,700 shares for $326,000 and in 1998 repurchased approximately 41,600 shares for $265,000. In 1997, the Company repurchased approximately 228,000 shares of its common stock for approximately $1,519,000. The Company holds repurchased stock as treasury stock. The number of shares purchased and remaining as treasury shares as of December 31, 2000 have been restated to give effect to the 3-for-4 reverse split in September, 2000.

Stock Option Plan
The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Mandatorily Redeemable Preferred Stock
The Company's preferred stock is accounted for at estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually, if necessary, for the estimated accretion with a corresponding reduction of capital in excess of par value. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders. No additional accretion was recorded in 2000, 1999, or 1998.

Earnings (Loss) Per Share
Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method) and if the Company's preferred stock were converted to common stock.

Diluted  loss  per  share  from  continuing  operations  in  the  statements  of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all years presented.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable, and equity investments in unconsolidated affiliates. Net advances for operations in Mexico comprised approximately 52% of the balances in accounts receivable, notes receivable, and investments and other assets at December 31, 2000. Notes and leases receivable from three parties comprised approximately 15% of the December 31, 2000 balances of accounts receivable, notes receivable, and investments and other assets. Generally, the Company does not require collateral to support accounts and notes receivable.

Comprehensive Income
SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2000 and 1999, the Company's only items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in ITS-Testco. The assets and liabilities of Testco de Mexico, a wholly-owned subsidiary of ITS-Testco, are stated in the local currency (the Mexican peso) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss. The Company had no items of comprehensive income as defined by SFAS No. 130 not included in the accompanying statements of operations in 1998.

Reclassifications
Certain 1999 and 1998 balances have been reclassified to conform to the 2000 presentation.

(2)  Ability to Fund Operations
In January 1999, the Company's primary source of revenues and cash flows was eliminated by the termination of the Operating Agreements with MCNIC (see note
3). As a result of the termination of the plant operating agreements, the requirement to fund operating losses, and the decision to pursue other investment opportunities, the Company's working capital and cash and cash equivalents decreased significantly at December 31, 2000 compared to December 31, 1999. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, $1.5 million of which was from an affiliate of the Company's chairman (see note 10). In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. It is also currently pursuing a $1.5 million loan backed by its CO2 reserves at McElmo Dome.

The Company is focusing on replacing its Coal Segment's revenues and is currently working on two new pond reclamation projects, both of which are expected to mature into operating projects for the segment in the next 12 months. The segment is currently negotiating with a Fortune 500 company which has made the decision to install a clean coal preparation plant at a pond in West Virginia. The segment is negotiating with third parties concerning the installation of the equipment needed for the project. If such negotiations are successfully concluded, plant construction is expected to commence in the third quarter of 2001. The second project is longer range, with negotiations expected to commence in the second half of 2001. The Company expects that cash to be generated from the sale of assets and from the $1.5 million loan currently being pursued will be sufficient to continue operations through 2001 and until the operations of the new coal projects have come on stream.

(3)  Acquisitions
ITF Segment
In 1998 the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), acquired four travel facilities and a truck wash bordering the Interstate Highway system in Oklahoma for a total cash consideration of $935,000, notes totaling $1,120,000 (valued at $983,000), assumption of debt totaling $1,336,000 and 20% of the Company's ownership in ITF.

As discussed in note 4, in April 1999 the Company's Board of Directors approved a plan to discontinue its ITF Segment.

Coal Segment
In June 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for $24,000,000. BMLLC financed the purchase with a $24,000,000 loan from MCNIC Pipeline & Processing Company ("MCNIC") which was secured solely by the Equipment. BMLLC leased the Equipment to Beard Technologies, Inc. ("BTI") a wholly-owned subsidiary of Beard, which operated and maintained the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which was a subsidiary of MCNIC. The monthly lease payments equaled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

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

In December  1998,  the LLC's  terminated  the  Operating  Agreements  effective
January 31, 1999. BTI retained a reduced work force at the plants for security reasons through April 30, 1999.

In March 1999, BTI and MCNIC entered into an agreement, effective January 31, 1999, whereby BTI assigned its 100% interest in BMLLC to MCNIC in exchange for a release from MCNIC of any obligations BTI had or would have had as an interest owner in BMLLC (the "Exchange Agreement"). As a result of the Exchange Agreement, the Company was relieved of its obligations under the promissory note and the related loan documents in exchange for its ownership in the Equipment. The remaining net book value of the Equipment exchanged equaled the remaining principal balance of the promissory note forgiven. Therefore, no gain or loss resulted from the transaction.

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

(4)  Discontinued Operations
BE/IM Segment
In December 1999, the Management Committee of NABR adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result of NABR's discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results were $82,000 and $296,000 of losses in 1999 and 1998 respectively. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December, 2000, with the Company taking over the remaining assets and liabilities. The Company recorded $179,000 in income representing the excess of the amounts received by the Company over the remaining basis of the Company's investment in the joint venture.

In addition, in December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations.

As of December 31, 2000, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $158,000 and $124,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts and royalties payable totaling $282,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2001.

ITF Segment
In April 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. That same month Beard entered into an agreement with ITF and its minority shareholders which would have resulted in the sale of ITF to the minority shareholders. The agreement failed to close, and in September 1999 Beard, ITF and the minority shareholders entered into new agreements which were closed in November 1999. As a result, ITF disposed of two of its travel facilities and its truck wash. The purchaser assumed the outstanding debt of $2,149,000 on the properties and equipment and accounts payable totaling $126,000; the minority shareholders gave up their 20% interest in ITF; $327,000 of C/D's formerly securing the debt were assigned to the Company; and a $440,000 note ($544,000 face value) to the minority shareholders was cancelled. Beard now has 100% ownership of ITF which owns two C-stores, including their equipment and remaining inventory, and has no outstanding indebtedness with the exception of a lease purchase arrangement totaling $41,000 on some equipment.

Revenues and operating losses from the discontinued ITF Segment were $4,437,000 and $741,000, respectively in 1998.

Beard recorded a $1,603,000 estimated loss from discontinuing the ITF Segment in 1998, including a provision of $347,000 for losses expected to be incurred by ITF from January 1, 1999 through disposition. ITF's revenues and actual operating losses for 1999 were $6,487,000 and $567,000, respectively. Losses of $347,000 were charged against the loss accrual recorded in 1998 with the remaining $220,000 reflected in the loss from discontinued operations in the 1999 statement of operations. Beard recorded an additional $214,000 loss in the fourth quarter of 1999; including $180,000 of anticipated operating losses from December 31, 1999 through the disposal date of the remaining assets; and $34,000 representing a further reduction in the estimated realizable value of the remaining C-stores as of December 31, 1999. Revenues and operating losses from the discontinued ITF Segment were $1,826,000 and $351,000, respectively in 2000. The Company charged $180,000 of these operating losses against the loss accrual established in 1999 and recognized $44,000 in September, 2000. The remaining $127,000 in operating losses were recognized during the fourth quarter. Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by ITF from the date of shutdown through the anticipated disposal date of the remaining assets; and $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The total loss recorded in 2000 related to the discontinued ITF Segment was $591,000.

As of December 31, 2000, the significant assets related to the ITF Segment consisted of cash, inventory and the two remaining C-stores with a total estimated net realizable value of $561,000. The significant liabilities of the segment consist of trade accounts payable, accrued expenses and long-term debt totaling $136,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects the C-stores to be sold by mid-year 2001.

Other E/S Operations In August 1998, the Company's Board of Directors adopted a formal plan to restructure the E/RR Segment and to discontinue the Other E/S Operations. Accordingly, the results of the Other E/S Operations have been reported as discontinued for all periods presented in the accompanying statements of operations. Revenues and losses from the discontinued segment were $1,536,000 and $424,000, respectively, for 1998. Losses from discontinued operations approximated $300,000 from the date operations were discontinued to December 31, 1998, and reduced the accrued liability established in the second quarter for such losses by a corresponding amount. No such losses were realized in 2000 or 1999.

As of December 31, 2000, the significant assets related to the Other E/S Operations consist primarily of equipment with a recorded value of $152,000. The significant liabilities related to the Other E/S Operations consist of accrued expenses totaling $7,000.

In 1998, the Company recorded a $684,000 loss expected from the discontinuation of the Other E/S Operations. The loss included $749,000 which represented the difference in the estimated amounts to be received from disposing of the Other E/S Operations' assets and the assets' recorded values as of June 30, 1998, and $300,000 of the loss represented anticipated operating losses until disposal of such assets had been completed. Offsetting the expected losses was a $365,000 gain from early extinguishment of an obligation to the former owner of HDT. The obligation was originally incurred by the Company as a result of its acquisition of 80% of HDT's outstanding common stock and was payable only from 80% of the cash flows (prescribed under the obligation agreement) of HDT and another company included in Other E/S Operations. The gain represented the discounted obligation balance as of June 30, 1998.

The Company has sold a significant portion of the Other E/S Operations equipment for a total price of $750,000 since its date of discontinuance. Equipment sales totaling $439,000 were for various notes receivable with terms ranging from three to seven years. The Company is actively seeking opportunities to sell the remaining Other E/S Operations equipment.

Solid CO2 Segment
In 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment") for cash of $19,375,000 and the assumption of certain liabilities valued at $2,813,000 (the "Asset Sale").

The gain on the Asset Sale was $11,014,000 (after applicable income taxes of $522,000). In 1998 the Company determined it overestimated its state income tax liability thereby reducing the gain recognized in 1997 from the Asset Sale by $168,000. The Company reduced its estimated state income tax liability and recognized an additional $168,000 gain on the Asset Sale in 1998. The gain is presented in discontinued operations in the accompanying 1998 statement of operations. The Company recorded $155,000 in income in October 2000, as the result of the lapse of an option for accrued employee severance compensation.

As of December 31, 2000, the solid CO2 segment had no significant assets or liabilities.

(5)  1993 Restructure; Redeemable Preferred Stock
As a result of a restructure (the "Restructure") effected in October of 1993 with four institutional lenders (the "Institutions"): (a) substantially all of the oil and gas assets of Beard's subsidiary, Beard Oil Company ("Beard Oil") were sold to a company owned by the Institutions; (b) $101,498,000 of long-term debt and other obligations were effectively eliminated; and (c) the Institutions received 25% of Beard's then outstanding common stock and $9,125,000 stated value (91,250 shares, or 100%) of Beard's preferred stock.

The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the Restructure agreements. Accordingly, one-third of future "consolidated net income" through such date will accrete directly to the preferred stockholder and reduce earnings per common share. Each share of Beard preferred stock which has not previously been redeemed may be converted into 3.84706875 shares of Beard common stock after December 31, 2002. Fractional shares will not be issued, and cash will be paid in redemption thereof.

In 1997, three of the four Institutions sold their common and preferred shares to five individuals (the "Sellers") who thereafter sold such shares to the Company. Repurchase of the common shares was effected by the Company in 1997 and repurchase of the preferred (47,729 shares) was effected in 1998. The Company redeemed 16,411 of the preferred shares at stated value ($100 per share) in lieu of the Sellers' share of the required redemption from one-third of 1997 net income. The Sellers' remaining 31,318 preferred shares were purchased for $1,000,000 or $31.93 per share.

At December 31, 2000 and 1999, the redeemable preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share and had an aggregate redemption value of $2,784,000.


(6)  Investments and Other Assets
Investments and other assets consisted of the following:

                                                       December 31,
                                                       ------------
                                                    2000         1999
                                                    ----         ----

       Certificates of deposit                 $    75,000   $   355,000
       Investment in and advances to ITS-
         Testco, L.L.C                             241,000       645,000
       Investment  in  North American  Brine
         Resources (see note 4)                          -       225,000
       Investment in Cibola Corporation             38,000       109,000
       Investment  in  real  estate  limited
         partnerships                               52,000       201,000
       Other assets                                 61,000        69,000
                                               -----------   -----------
                                                   467,000     1,604,000
       Current investments                               -      (280,000)
                                               -----------   -----------
                                               $   467,000   $ 1,324,000
                                               ===========   ===========

Certificates of Deposit
Included in investments and other assets at December 31, 2000 and 1999 is a certificate of deposit of $75,000. The certificate of deposit has been pledged as collateral to secure a note payable for the plaintiff group in a lawsuit in which the Company is a participant.

Investment in and Advances to ITS-Testco, L.L.C.
In 1998, the Company contributed $353,000 for a 50% ownership in ITS-Testco, L.L.C. ("ITS-Testco"). During 1999, the Company contributed an additional $301,000 to ITS-Testco. ITS-Testco, through its wholly-owned subsidiary, Testco Inc de Mexico, S.A. de C.V., is involved in natural gas well testing operations in northeastern Mexico. The Company does not control ITS-Testco's operations and, therefore, accounts for its investment using the equity method of accounting. The Company's carrying value of its investment in ITS-Testco at December 31, 2000 and 1999 approximated ($675,000) and $394,000, respectively, which exceeds its 50% ownership in the underlying equity (deficit) of ITS-Testco by $29,000 and $15,000 as of December 31, 2000 and 1999, respectively. The difference is a result of the Company's capital contributions exceeding the other partner's capital contributions. Such difference will be realized by the Company through future distributions from ITS-Testco to the owners.

The Company also had $917,000 and $251,000 of receivables due from ITS-Testco at December 31, 2000 and 1999, respectively, related to advances to fund operations. The receivables are due on demand and accrued interest at an annual rate of 8.25% through December 31, 1999 and has been increased to 8.75% effective January 1, 2000. The Company does not expect the receivable to be repaid in 2001. Because the Company is committed to funding the operations of ITS-Testco, the Company's equity (deficit) in its investment in ITS-Testco and advances due from ITS-Testco are combined in the consolidated balance sheets.

The summarized unaudited financial information of ITS-Testco as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 is as follows:

                                             2000            1999
                                             ----            ----
           Current assets                 $   253,000    $   989,000

           Current liabilities               (367,000)      (318,000)
                                          -----------    -----------
           Working capital (deficit)         (114,000)       671,000

           Equipment, net                   1,197,000      1,451,000
           Other assets                        70,000              -
           Advances from members           (1,984,000)      (627,000)
           Long-term debt                    (576,000)      (738,000)
                                          -----------    -----------
           Members equity (deficit)       $(1,407,000)   $   757,000
                                          ===========    ===========

           Revenue                        $   344,000    $ 2,378,000
                                          ===========    ===========

           Net loss                       $(2,129,000)   $  (457,000)
           Foreign currency translation       (34,000)         8,000
                                          -----------    -----------
           Comprehensive loss             $(2,163,000)   $  (449,000)
                                          ===========    ===========

Investment in Cibola Corporation
The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. The Company's equity in the earnings of Cibola were $237,000, $308,000, and $274,000 in 2000, 1999 and 1998, respectively.

Investment in Real Estate Limited Partnerships
The Company owns a limited partnership interest in a real estate limited partnership, and had a limited partnership interest in another real estate limited partnership which was sold in 2000. The limited partnerships' significant assets consist of undeveloped land near Houston, Texas. The Company recorded $2,000 and $4,000 of loss in 2000 and 1998, respectively, and $5,000 of income in 1999 resulting from its share of the limited partnerships' operations for those years. Additionally, in 2000, the Company realized income of $194,000 as the result of the sale of property owned by one of the two partnerships in which the Company had an interest.

Other assets
The Company recorded provisions of $71,000, $110,000, and $154,000 in 2000, 1999, and 1998, respectively, for economic impairment of other investments.


(7) Notes  Receivable
As of December 31, 2000 and 1999, the Company had various notes receivable totaling $253,000 resulting from the sale of Other E/S Operations equipment. The notes bear interest at rates ranging from 5.85% to 8% (discounted using a 10% interest rate) at December 31, 2000 and 1999. The notes mature from July 2001 to February 2005, and are secured by the sold equipment. At December 31, 2000 and 1999, $80,000 and $80,000, respectively, were due within one year. At December 31, 2000, the Company had a $586,000 note receivable due from Testco, Inc., the other 50% owner of ITS-Testco, L.L.C. At December 31, 1999, the note receivable balance was $457,000. The note accrues interest at one percent over the prime rate, matures in June 2001 and is secured by a personal guaranty of the owner of Testco, Inc. If the note has not been repaid at maturity, the Company will extend the maturity and establish a monthly payment schedule; therefore, the note is presented as non-current.


(8)  Property, Plant and Equipment
Property, plant and equipment consisted of the following:

                                                 December 31,
                                                 ------------
                                               2000         1999
                                               ----         ----

Land                                      $  245,000   $  270,000
Proved and unproved carbon
  properties                               1,144,000    1,139,000
Buildings                                     82,000       82,000
Buildings and land improvements              301,000      264,000
Machinery and equipment                    1,688,000    1,727,000
Other                                        411,000      404,000
Coal fines extraction and beneficiation
equipment                                  1,493,000    1,124,000
                                           ---------    ---------
                                          $5,364,000   $5,010,000
                                          ==========   ==========

(9)  Intangible Assets
Intangible assets are summarized as follows:

                                                 December 31,
                                                 ------------
                                               2000         1999
                                               ----         ----

Patent costs                                 $47,000     $25,000
Other                                          3,000           -
                                             -------     -------
                                             $50,000     $25,000
                                             =======     =======

(10)  Long-term Debt
Long-term debt is summarized as follows:

                                                 December 31,
                                                 ------------
                                               2000         1999
                                               ----         ----

Coal (a)                                    $ 13,000    $ 30,000
e-Commerce (b)                                22,000           -
Interstate Travel Facilities Segment (c)      42,000           -
Line of credit (d)                           300,000           -
                                            --------    --------
                                             377,000      30,000
Less current maturities                       30,000      17,000
                                            --------    --------
    Long-term debt                          $347,000    $ 13,000
                                            ========    ========


(a) At December 31, 2000 and 1999, the Company's Coal Segment had $13,000 and $30,000 of various notes payable. The note payable remaining at December 31, 2000 bears interest at 14%, requires monthly payments of interest and principal and matures in September 2001. The note is secured by equipment with an approximate book value of $26,000 at December 31, 2000.

(b) At December 31, 2000, the Company's e-Commerce Segment had one note payable with a balance due of $22,000. The note bears interest at 12%, requires monthly payments of interest and principal and matures in July 2005. The note is secured by an automobile with an approximate book value of $25,000 at December 31, 2000.

(c) At December 31, 2000, the Company's discontinued ITF Segment had a lease purchase obligation with a balance due of $42,000. The obligation requires monthly payments of principal and interest totaling approximately $1,000 and matures in March, 2004.

(d) At December 31, 2000, the Company had fully utilized a $300,000 line of credit at a bank. The line bears interest at prime plus one-half percent, requires monthly payments of interest and matures January 15, 2002. The note is guaranteed by a related party.

At December 31, 2000, the Company has borrowed $1,036,000 from an affiliated entity of the Chairman of the Company under terms of two unsecured notes totaling $1,500,000 which bear interest at 10%. The principal of the first note of $700,000 and accrued interest are due to be repaid February 28, 2002. The amounts borrowed on the second note of $800,000 and any accrued interest are due to be repaid on April 1, 2002.

The annual maturities of long-term debt subsequent to December 31, 2000 are $30,000 for 2001, $1,353,000 for 2002, $18,000 for 2003, $8,000 for 2004, and
$3,000 for 2005.

(11)  Operating Leases
Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Future minimum payments under such leases as of December 31, 2000 are summarized as follows:

                                2001   $101,000
                                2002     16,000
                                2003     10,000
                                       --------
                                       $127,000
                                       ========

Rent expense under operating leases aggregated $201,000, $197,000, and $185,000 in 2000, 1999 and 1998, respectively.

(12)  Income Taxes
Total income tax expense (benefit) was allocated as follows:

                                         Year ended December 31,
                                         -----------------------
                                      2000        1999         1998
                                      ----        ----         ----

         Continuing operations     $   8,000   $  48,000    $ 100,000
         Discontinued operations           -           -     (168,000)
                                   ---------   ----------   ---------
                                   $   8,000   $  48,000    $ (68,000)
                                   =========   =========    =========


Current income tax expense from continuing operations consisted of:

                                      Year ended December 31,
                                      -----------------------
                                     2000       1999       1998
                                     ----       ----       ----

              U. S. federal        $  8,000   $ 34,000   $ 41,000
              Various states              -      2,000     59,000
              Republic of Mexico          -     12,000          -
                                   --------   --------   --------
                                   $  8,000   $ 48,000   $100,000
                                   ========   ========   ========

Total income tax expense allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                           Year ended December 31,
                                           -----------------------
                                       2000         1999          1998
                                       ----         ----          ----
       Computed  U.S. federal
        statutory benefit           $(886,000)   $(780,000)   $(161,000)
       Federal alternative
        minimum taxes                   8,000       34,000       41,000
       Increase in the valuation
        allowance for deferred tax
        assets                        886,000      780,000      161,000
       State income taxes                   -        2,000       59,000
       Republic of Mexico taxes             -       12,000            -
                                    ---------    ---------    ---------
                                    $   8,000    $  48,000    $ 100,000
                                    =========    =========    =========


The components of deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                       ------------
                                                   2000            1999
                                                   ----            ----
  Deferred tax assets - tax effect of:
    Net operating loss carryforwards           $ 20,180,000    $ 19,988,000
    Statutory depletion and investment
     tax credit carryforwards                     2,081,000       2,129,000
    Other, principally investments and
     property, plant and equipment                    8,000         651,000
                                               ------------    ------------
      Total gross deferred tax assets            22,269,000      22,768,000
         Less valuation allowance               (22,269,000)    (22,768,000)
  Deferred tax liabilities                                -               -
                                               ------------    ------------
      Net deferred tax asset/liability         $          -    $          -
                                               ============    ============


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

At December 31, 2000, the Company had federal regular tax operating loss carryforwards of approximately $52.6 million that expire from 2004 to 2009 and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(13)  Stock Option and Deferred Compensation Plans
The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000, the number of shares authorized under the 1993 Plan was reduced to 206,250. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company are only eligible to be granted non-qualified stock options. At December 31, 2000, there were 93,750 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%. No options were granted in 1998, 1999 or 2000.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss would have increased $8,000 in 2000, and $9,000 in 1999 and 1998. Net earnings (loss) per share would not have been affected for any years presented in the accompanying financial statements.

Stock option activity during the periods indicated is as follows:

                                                Number     Weighted-Average
                                               of Shares    Exercise Price
                                               ---------    --------------

               Balance at December 31, 1997(A)    93,750    $   2.89
                    Granted                            -        -
                    Exercised(A)                 (41,250)       2.67
                    Forfeited                          -        -
                    Expired                            -        -
                                                --------------------
               Balance at December 31, 1998(A)    52,500    $   3.05
                    Granted                            -        -
                    Exercised(A)                  (6,000)       2.67
                    Forfeited                          -        -
                    Expired                            -        -
                                                --------------------
               Balance at December 31, 1999(A)    46,500    $   3.09
                    Granted                            -        -
                    Exercised                          -        -
                    Forfeited                          -        -
                    Expired(A)                    (5,625)       2.67
                                                --------------------
               Balance at December 31, 2000       40,875    $   3.14
                                                ====================
- -----------------

(A) Adjusted to reflect the 3-for-4 reverse stock split effected in September 2000.


At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.67 - $5.83 and three years, respectively.

At December 31, 2000 and 1999, the number of options exercisable was 40,000, after giving effect to the 3-for-4 reverse split in September 2000, and 42,000, respectively, and the weighted-average exercise price of those options was $3.10 and $2.95, respectively.

The Company has a deferred compensation plan for certain key executives and the board of directors which provide for payments in the form of the Company's common stock upon the death, disability, retirement or termination of the participant. The number of shares of stock credited to each participant's account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. As of December 31, 2000, there were 105,000 shares reserved for distribution under the plan.

(14)  Employee Benefit Plan
Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 15%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 15%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. During 2000, 1999 and 1998, the Company made matching contributions of $40,000, $73,000, and $54,000, respectively, to the plans.

(15)  Commitments and Contingencies
In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

At December 31, 2000, the Company is a guarantor of an 11%, $535,000 promissory note to a bank. The note is an obligation of ITS-Testco, the Company's 50%-owned equity investment engaged in well testing operations in northeastern Mexico. The note becomes due in June 2001 and is separately guaranteed in full by the other 50% corporate owner of the joint venture and the owners of that company, as individuals.

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

(16)  Business Segment Information
The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in 2000, 1999 and 1998: Coal Reclamation, Carbon Dioxide, Natural Gas Well Servicing, China, and Environmental Remediation.

The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The Carbon Dioxide Segment consists of the production of CO2 gas. The Natural Gas Well Servicing Segment is conducted by two companies operating in northeastern Mexico and consists of (i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations, and (ii) a wholly owned company that has designed a sand separator for use on natural gas wells and has had five custom fabricated for use on a trial basis. The China Segment is pursuing (i) environmental opportunities, (ii) the sale of technical services, (iii) the sale of coal equipment, and (iv) the operation of coal fines reclamation facilities in China. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination.

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

                                  Carbon     Gas Well            Environmental
                         Coal     Dioxide   Servicing     China   Remediation  Other    Totals
                         ----     -------   ---------     -----   -----------  -----    ------
       2000
Revenues from
 external customers    $   215    $   471   $   409       $  -     $    -       $  -    $ 1,095
Interest income              -          -         -          -          -          -          -
 Interest expense            3          -       180          -          -          1        184
Depreciation,
 depletion and
 Amortization               19         33       286          -          2          3        343
Segment profit(loss)      (625)       356    (2,297)      (400)      (197)      (275)    (3,438)
Segment assets           1,746        453     1,751          -          6         59      4,015
Expenditures for
 segment assets            371          4        43          -          1          8        427

       1999
Revenues from
 external customers    $   953    $   418   $ 2,460       $  -     $    -       $  -    $ 3,831
Interest income             24          -         -          -          -          -         24
 Interest expense          160          -        91          -          -          -        251
Depreciation,
 depletion and
 Amortization              194         33       257          -         46          -        530
Segment profit(loss)      (614)       360      (642)      (279)      (317)      (129)    (1,621)
Segment assets           1,407        463     2,786          -          8         13      4,677
Expenditures for
 segment assets          1,135         10     1,335          -          -          -      2,480

       1998
Revenues from
 external customers    $ 8,585    $   616   $     -       $  -     $    8       $  -    $ 9,209
Interest income              2          -         -          -          -       -             2
 Interest expense          949          -         -          -          -       -           949
Depreciation,
 depletion and
 Amortization              815         31         -          -          4       -           850
Segment profit(loss)       672        466       (70)      (277)      (238)      -           553
Segment assets          25,148        603       607          -         55       -        26,413
Expenditures for
 segment assets         24,072         41       548          -          6       -        24,667


Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                           2000       1999       1998
                                           ----       ----       ----

Total revenues for reportable segments 1,095 3,831 9,209 Revenues from Natural Gas Well
  Servicing operations accounted for
  as an equity investment                   (344)    (2,378)         -
Revenues from corporate
  activities not allocated to segments        31         50         37
                                         -------    -------    -------
  Total consolidated revenues            $   782    $ 1,503    $ 9,246
                                         =======    =======    =======


Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                       2000      1999     1998
                                       ----      ----     ----
Total interest expense for
 reportable segments                   $ 184    $ 251    $ 949
Natural Gas Well Servicing
 operations accounted for as an
 equity investment                      (180)     (91)       -
Interest expense from
 corporate activities not
 allocated to segments                    56       10       15
                                       -----    -----    -----
 Total consolidated interest expense   $  60    $ 170    $ 964
                                       =====    =====    =====

Reconciliation of reportable segment depreciation, depletion and amortization to
consolidated  depreciation,   depletion  and  amortization  is  as  follows  (in
thousands):

                                    2000    1999    1998
                                    ----    ----    ----
Total depreciation,
 depletion and amortization
 for reportable segments          $  343   $  530   $  850
Depreciation and amortization
 of Natural Gas Well Servicing      (261)    (222)       -
 operations accounted for as an
 equity investment
Corporate depreciation and
 amortization not allocated to
 segments                             29       46       19
                                  ------   ------   ------
 Total consolidated depreciation,
  depletion and Amortization      $  111   $  354   $  869
                                  ======   ======   ======


Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                          2000       1999       1998
                                          ----       ----       ----
Total profit (loss) for
 reportable segments                    $ (3,438)  $ (1,621)  $    553
Eliminate loss from Natural
 Gas Well Servicing operations
 accounted for as an equity investment     2,129        433         70
Equity in loss from Natural
 Gas Well Servicing operations
 accounted for as an equity investment    (1,069)      (217)       (35)
Net corporate costs not
 allocated to segments                      (394)      (938)      (865)
                                        --------   --------   --------
 Total consolidated loss
  from continuing Operations            $ (2,772)  $ (2,343)   $  (277)
                                        ========   ========    =======


Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                                 2000        1999        1998
                                                 ----        ----        ----

Total  assets for  reportable segments       $  4,015    $  4,677    $ 26,413
Assets of discontinued operations               1,230       1,380       6,287
Assets from Natural Gas  Well Servicing
 operations accounted for as an equity
 investment                                    (1,520)     (2,440)       (607)
Investment in equity investee
 (Natural Gas Well Servicing operations)         (675)        394         318
Corporate assets not allocated to segments      2,037       2,793       4,926
                                             --------    --------    --------
   Total consolidated assets                 $  5,087    $  6,804    $ 37,337
                                             ========    ========    ========

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                          2000       1999        1998
                                          ----       ----        ----
Total expenditures for
 assets for reportable Segments         $   427    $  2,480    $ 24,667
Capital expenditures of
 discontinued operations                      -           -       4,034
Expenditures for Natural Gas
 Well Servicing assets accounted
 or as an equity investment                  (5)     (1,119)       (547)
Corporate expenditures not
 allocated to segments                       39          31          55
                                        -------    --------    --------
 Total expenditures for assets          $   461    $  1,392    $ 28,209
                                        =======    ========    ========

38% of 2000's and 64% of 1999's segment revenues were derived from customers in Mexico. The remaining 1999, and all of 1998 segment revenues were derived from customers in the United States. Certain long-lived assets with recorded values approximating $1,797,000 and $1,385,000 at December 31, 2000 and 1999,
respectively, are located in Mexico. All remaining segment assets are located in the United States.

During 2000, two customers accounted for 18% of the Company's and 65% of the Coal Segment's revenues. During 1999, one customer accounted for 53% of the Company's and 84% of the Coal Segment's revenues. The customer accounted for 93% of the Company's and all of the Coal Segment's 1998 revenues. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2000, 1999 and 1998, sales by these two operators accounted for 60%, 28%, and 7%, respectively, of the Company's revenues and all of the Carbon Dioxide Segment's revenues. All of the Natural Gas Well Servicing Segment's 2000 and 1999 revenues were derived from one customer.

(17)  Fourth Quarter Adjustments
During the fourth quarter of 2000, the Company recorded economic impairment losses on certain investments and an additional accrual for loss relating to the Company's investment in the discontinued interstate travel business of $71,000 and $420,000, respectively. The Company recorded adjustments in the fourth quarter of 1999 and 1998 resulting from the discontinuance of NABR (accounted for under the equity method of accounting) and the interstate travel facilities operations (see note 4).

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

     The information regarding executive officers of the registrant has been furnished in a separate item captioned "Executive Officers and Significant Employees of the Company" and included as Item 4a in Part I of this report at pages 21 through 22.

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

2(c) Certificate of Merger merging Beard into New Beard as filed with the Secretary of State of Oklahoma on 2(c) November 26, 1997. (This Exhibit has been previously filed as Exhibit 2.1 to Registrant's Form 8-K, filed on December 8, 1997, and same is incorporated by reference).


3(i) Restated Certificate of Incorporation of Beard (formerly New Beard) as filed with the Secretary of State of Oklahoma on September 20, 2000. (This Exhibit has been previously filed as Exhibit 3(i) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

3(ii)Registrant's By-Laws as currently in effect. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

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

10   Material contracts:

10(a)Amendment  No. One to The Beard Company 1993 Stock Option Plan dated August
     27, 1993, as amended June 4, 1998 (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated by reference).*

10(b)Form of  Indemnification  Agreement dated December 15, 1994, by and between
     Registrant and eight directors.

10(c)The Beard  Company  1994  Phantom  Stock  Units Plan as  amended  effective
     October 23, 1997 (The Amended Plan supersedes the original Plan adopted on November 1, 1994. This Exhibit has previously been filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, Filed on April 14, 2000, and same is incorporated by reference).*

10(d)Amendment No. One to The Beard Company  Deferred  Stock  Compensation  Plan
     dated November 1, 1995, as amended July 21, 1999 (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit A, filed on May 11, 1999, to Registrant's Proxy Statement dated May 11, 1999, and same is incorporated by reference).*

10(e)Form of Change in Control  Compensation  Agreement  dated as of January 24,
     1997, by and between Carbonics and three employees. (This Exhibit has been previously filed as Exhibit 10(l) to Registrant's Form 10-Q for the period ended March 31, 1997, filed on May 14, 1997, and same is incorporated by reference).*

10(f)Amended and Restated  Nonqualified  Stock  Option  Agreement by and between
     Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g)Amended and Restated  Nonqualified  Stock  Option  Agreement by and between
     Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h)Nonqualified  Stock Option  Agreement by and between Robert A. McDonald and
     ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i)Incentive  Stock  Option  Agreement  by and between  Philip R.  Jamison and
     Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).* 10(j) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(j)Subscription  Agreement by and between  Cibola  Corporation  ("Cibola") and
     Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(k)Nonrecourse Secured Promissory Note from Registrant to Cibola,  dated April
     10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(l)Security  Agreement  by  and  among  Registrant,   Cibola  and  the  Cibola
     shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(m)Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated by reference).

10(n)Guaranty Agreement between Registrant and Oklahoma Bank and Trust Company, dated as of June 7, 1999. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-Q for the period ended June 30,1999, filed on August 20, 1999, and same is incorporated herein by reference).

10(o)Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(cc) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(p)Amended Letter Loan Agreement by and between Registrant and the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(o) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

10(q)Promissory  Note from  Registrant  to the  Trustees of the  Unitrust  dated
     April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(r)Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

10(s)Promissory  Note from  Registrant to Bank of Oklahoma,  N.A.  ("BOK") dated
     August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

10(t)Extension  Promissory Note from Registrant to BOK dated September 30, 2000.
     (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

10(u)Guaranty  Agreement  between the  Unitrust  and BOK dated  August 30, 2000.
     (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

10(v)Guaranty  Agreement  between  W. M. Beard and BOK dated  August  30,  2000.
     (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated by reference).

10(w)Promissory  Note from  Registrant  to the  Trustees of the  Unitrust  dated
     October 20, 2000.

21   Subsidiaries of the Registrant.

23   Consents:

23(a) Consent of Cole & Reed, P.C.

23(b) Consent of KPMG LLP
_____________

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


                                                THE BEARD COMPANY
                                                (Registrant)

                                                By  HERB MEE, JR.
                                                    (President)

DATE:  March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

  Signature                            Title                       Date
  ---------                            -----                       ----

  W.M. BEARD                   Chief Executive Officer       March 27, 2001

  HERB MEE, JR.                President and Chief           March 27, 2001
                                Financial Officer

  JACK A. MARTINE              Controller and Chief          March 27, 2001
                                Accounting Officer

  W.M. BEARD                   Chairman of the Board         March 27, 2001

  HERB MEE, JR                 Director                      March 27, 2001

  ALLAN R. HALLOCK             Director                      March 21, 2001

  HARLON E. MARTIN, JR.        Director                      March 20, 2001

  FORD C. PRICE                Director                      March 18, 2001

  MICHAEL E. CARR              Director                      March 22, 2001

                         EXHIBIT INDEX

Exhibit
Number    Description                Method of Filing
- --------  -----------                ----------------
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

10(a) Amendment No. One to The       Incorporated herein by reference
      Beard Company 1993 Stock
      Option Plan dated August 27,
      1993, as amended June 4,
      1998.

10(b) Form of Indemnification        Filed herewith electronically
      Agreement dated December
      15, 1995, by and between
      Registrant and eight
      directors

10(c) The Beard Company 1994         Incorporated herein by reference
      Phantom Stock Units Plan as
      amended effective October 23,
      1997.

10(d) Amendment No. One to The       Incorporated herein by reference
      Beard Company Deferred Stock
      Compensation Plan dated
      November 1, 1995, as amended
      July 21, 1999.

10(e) Form of Change in Control      Incorporated herein by reference
      Compensation Agreement dated
      as of January 24, 1997, by
      and between Carbonics and
      three employees.

10(f) Amended and Restated           Incorporated herein by reference
      Nonqualified Stock Option
      Agreement by and between
      Richard D. Neely and ISITOP,
      Inc. ("ISITOP"), dated
      November 12, 1998.

10(g) Amended and Restated           Incorporated herein by reference
      Nonqualified Stock Option
      Agreement by and between
      Jerry S. Neely and ISITOP,
      dated November 12, 1998.

10(h) Nonqualified Stock Option      Incorporated herein by reference
      Agreement by and between
      Robert A. McDonald and
      ISITOP, dated November 12,
      1998.

10(i) Incentive Stock Option         Incorporated herein by reference
      Agreement by and between
      Philip R. Jamison and Beard
      Technologies, Inc. ("BTI"),
      dated May 18, 1998.

10(j) Subscription Agreement by and Incorporated herein by reference between Cibola Corporation
      ("Cibola") and Registrant,
      dated April 10, 1996.

10(k) Nonrecourse Secured            Incorporated herein by reference
      Promissory Note from
      Registrant to Cibola, dated
      April 10, 1996.

10(l) Security Agreement by and      Incorporated herein by reference
      among Registrant, Cibola and
      the Cibola shareholders,
      dated April 10, 1996.

10(m) Tax Sharing Agreement by and   Incorporated herein by reference
      among Registrant, Cibola and
      the Cibola shareholders,
      dated April 10, 1996.

10(n) Guaranty Agreement between     Incorporated herein by reference
      Registrant and Oklahoma Bank
      and Trust Company, dated as
      of June 7, 1999.

10(o) Letter Loan Agreement by and   Incorporated herein by reference
      between Registrant and The
      William M. Beard and Lu Beard
      1988 Charitable Unitrust (the
      " Unitrust") dated April 3,
      2000.

10(p) Amended Letter Loan Agreement Incorporated herein by reference by and between Registrant and
      The William M. Beard and Lu
      Beard 1988 Charitable
      Unitrust (the " Unitrust")
      dated September 1, 2000.

10(q) Promissory Note from           Incorporated herein by reference
      Registrant to the Trustees of
      the Unitrust dated April 3,
      2000.

10(r) Renewal Promissory Note from   Incorporated herein by reference
      Registrant to the Trustees of
      the Unitrust dated September
      1, 2000.

10(s) Promissory Note from           Incorporated herein by reference
      Registrant to Bank of
      Oklahoma, N.A. ("BOK") dated
      August 30, 2000.

10(t) Extension Promissory Note      Incorporated herein by reference
      from Registrant to BOK dated
      September 30, 2000.

10(u) Guaranty Agreement between     Incorporated herein by reference
      the Unitrust and BOK dated
      August 30, 2000.

10(v) Guaranty Agreement between     Incorporated herein by reference
      W.M. Beard and BOK dated
      August 30, 2000.

10(w) Promissory Note from           Filed herewith electronically
      Registrant to the
      Trustees of the Unitrust
      dated October 20, 2000.

21    Subsidiaries of the            Filed herewith electronically
      Registrant

23(a) Consent of Cole & Reed, P.C.   Filed herewith electronically

23(b) Consent of KPMG LLP            Filed herewith electronically