Form 10-Q
period 2001-03-31
BEARD CO /OK
filed 2001-05-21
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended March 31, 2001
                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2001.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements...............................................3

    Balance Sheets - March 31, 2001 (Unaudited) and
       December 31, 2000....................................................3

    Statements of Operations - Three Months
       ended March 31, 2001 and 2000 (Unaudited)............................4

    Statements of Shareholders' Equity - Year ended December 31, 2000 and Three Months ended March 31, 2001 (Unaudited)....................5

    Statements of Cash Flows - Three Months ended
       March 31, 2001 and 2000 (Unaudited)..................................6

    Notes to Financial Statements (Unaudited)...............................8

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........19


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.............................................19

Item 5.  Other information.................................................19

Item 6.  Exhibits and Reports on Form 8-K..................................20

Signatures.................................................................23

                                THE BEARD COMPANY AND SUBSIDIARIES
                                          Balance Sheets
                                                                       March 31,     December 31,
                         Assets                                           2001           2000
                         ------                                           ----           ----
Current assets:
       Cash and cash equivalents                                   $     76,000    $     31,000
       Accounts receivable, less allowance for doubtful
          receivables of $292,000 in 2001 and 2000                      334,000         337,000
       Inventory                                                        137,000         129,000
       Prepaid expenses and other assets                                 48,000          39,000
       Current portion of notes receivable                              486,000          80,000
                                                                   ------------    ------------
                    Total current assets                              1,081,000         616,000
                                                                   ------------    ------------
Notes receivable                                                        331,000         789,000

Investments and other assets                                            285,000         467,000

Property, plant and equipment, at cost                                5,380,000       5,364,000
       Less accumulated depreciation, depletion and amortization      2,228,000       2,198,000
                                                                   ------------    ------------
                    Net property, plant and equipment                 3,152,000       3,166,000
                                                                   ------------    ------------
Intangible assets, at cost                                               53,000          50,000
       Less accumulated amortization                                      1,000           1,000
                                                                   ------------    ------------
                    Net intangible assets                                52,000          49,000
                                                                   ------------    ------------
                                                                   $  4,901,000    $  5,087,000
                                                                   ============    ============

             Liabilities and Shareholders' Equity
             ------------------------------------

Current liabilities:
       Trade accounts payable                                      $    177,000    $    167,000
       Accrued expenses                                                 519,000         578,000
       Current maturities of long-term debt                              28,000          30,000
                                                                   ------------    ------------
                    Total current liabilities                           724,000         775,000
                                                                   ------------    ------------
Long-term debt less current maturities                                  350,000         347,000

Long-term debt - related entity                                       1,503,000       1,081,000

Other long-term liabilities                                             112,000         112,000

Redeemable preferred stock of $100 stated value;
       5,000,000 shares authorized;
       27,838 shares issued
       and outstanding in 2001 and 2000 (note 4)                        889,000         889,000

Common shareholders' equity:
       Common stock of $.001333 par value per share;
          7,500,000 shares authorized; 2,123,898
          shares issued and outstanding in 2001 and 2000                  3,000           3,000
       Capital in excess of par value                                38,009,000      37,986,000
       Accumulated deficit                                          (34,831,000)    (34,247,000)
       Accumulated other comprehensive income                           (12,000)        (13,000)
       Treasury stock, 295,053, at cost, in 2001 and 2000            (1,846,000)     (1,846,000)
                                                                   ------------    ------------
                    Total common shareholders' equity                 1,323,000       1,883,000
                                                                   ------------    ------------
Commitments and contingencies (note 7)
                                                                   $  4,901,000    $  5,087,000
                                                                   ============    ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Operations
                                   (Unaudited)
                                                       For the Three Months Ended
                                                       --------------------------
                                                        March 31,      March 31,
                                                          2001           2000
                                                          ----           ----
Revenues:
     Coal reclamation                                 $    52,000    $    12,000
     Carbon dioxide                                       126,000         99,000
     Natural gas well servicing                                 -         65,000
     China                                                      -              -
     e-Commerce                                                 -              -
     Environmental remediation                                  -              -
     Other                                                  5,000          6,000
                                                      -----------    -----------
                                                          183,000        182,000
                                                      -----------    -----------
Expenses:
     Coal reclamation                                     129,000        175,000
     Carbon dioxide                                        24,000         21,000
     Natural gas well servicing                             2,000         43,000
     China                                                      -         83,000
     e-Commerce                                                 -              -
     Environmental remediation                             14,000         40,000
     Selling, general and administrative                  341,000        455,000
     Depreciation, depletion and amortization              29,000         26,000
     Other                                                 13,000         10,000
                                                      -----------    -----------
                                                          552,000        853,000
                                                      -----------    -----------
Operating profit (loss):
     Coal reclamation                                    (118,000)      (215,000)
     Carbon dioxide                                        94,000         70,000
     Natural gas well servicing                           (32,000)       (28,000)
     China                                                      -       (109,000)
     e-Commerce                                           (51,000)       (75,000)
     Environmental remediation                            (17,000)       (66,000)
     Other, primarily corporate                          (245,000)      (248,000)
                                                      -----------    -----------
                                                         (369,000)      (671,000)
Other income (expense):
     Interest income                                       41,000         27,000
     Interest expense                                     (39,000)        (1,000)
     Equity in operations of unconsolidated
       affiliates                                         (57,000)        96,000
     Gain on sale of assets                                17,000              -
     Minority interest in operations of
       consolidated subsidiary                                  -          6,000
     Other                                                  1,000          6,000
                                                      -----------    -----------
Loss from continuing operations before income taxes      (406,000)      (537,000)

Income taxes (note 6)                                      60,000         (6,000)
                                                      -----------    -----------
Loss from continuing operations                          (346,000)      (543,000)

     Loss from discontinued operations (note 3)          (238,000)      (245,000)
                                                      -----------    -----------
Net loss                                              $  (584,000)   $  (788,000)
                                                      ===========    ===========
Net loss per average common share outstanding:
    Basic and diluted:
        Loss from continuing operations               $     (0.19)   $     (0.30)
        Loss from discontinued operations                   (0.13)         (0.13)
                                                      -----------    -----------
        Net loss                                      $     (0.32)   $     (0.43)
                                                      ===========    ===========
Weighted average common shares outstanding -
    basic and diluted                                   1,829,000      1,829,000
                                                      ===========    ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                                 Statements of Shareholders' Equity
                                                                                       Accumulated                       Total
                                                           Capital in                     Other                          Common
                                               Common      Excess of     Accumulated  Comprehensive    Treasury       Shareholders'
                                                Stock      Par Value       Deficit       Income          Stock           Equity
                                                -----      ---------       -------       ------          -----           ------

Balance, December 31, 1999                     $ 3,000   $ 37,723,000   $(31,218,000)   $   4,000    $ (1,846,000)   $  4,666,000

 Net loss                                            -              -     (3,029,000)           -               -      (3,029,000)
 Comprehensive income:
      Foreign currency translation
      adjustment                                     -              -              -      (17,000)              -         (17,000)
                                                                                                                     ------------
 Comprehensive loss                                  -              -              -            -               -      (3,046,000)
                                                                                                                     ------------
 Reservation of shares pursuant to
      deferred compensation plan                     -        263,000              -            -               -         263,000
                                               -------   ------------   ------------    ---------    ------------    ------------

Balance, December 31, 2000                       3,000     37,986,000    (34,247,000)     (13,000)     (1,846,000)      1,883,000

 Net loss, three months ended March 31, 2001         -              -       (584,000)           -               -        (584,000)
    (unaudited)
 Comprehensive income:
      Foreign currency translation
      adjustment (unaudited)                         -              -              -        1,000               -           1,000
                                                                                                                     ------------
 Comprehensive loss (unaudited)                      -              -              -            -               -        (583,000)
                                                                                                                     ------------
 Reservation of shares pursuant to deferred
      compensation plan (unaudited)                  -         23,000              -            -               -          23,000
                                               -------   ------------   ------------    ---------    ------------    ------------

Balance, March 31, 2001 (unaudited)            $ 3,000   $ 38,009,000   $(34,831,000)   $ (12,000)   $ (1,846,000)   $  1,323,000
                                               =======   ============   ============    =========    ============    ============

See accompanying notes to financial statements.

                               THE BEARD COMPANY AND SUBSIDIARIES
                                    Statements of Cash Flows
                                          (Unaudited)
                                                                  For the Three Months Ended
                                                                  --------------------------
                                                                 March 31, 2001 March 31, 2000
                                                                 -------------- --------------
Operating activities:
      Cash received from customers                               $   245,000    $   873,000
      Cash paid to suppliers and employees                          (574,000)    (1,392,000)
      Interest received                                               20,000         12,000
      Interest paid                                                  (84,000)        (1,000)
      Taxes (paid) refunded                                           60,000        (20,000)
                                                                 -----------    -----------
           Net cash used in operating activities                    (333,000)      (528,000)
                                                                 -----------    -----------

Investing activities:
      Acquisition of property, plant and equipment                    (8,000)      (176,000)
      Proceeds from sale of assets                                    17,000              -
      Proceeds from redemptions of certificates of deposit                 -        280,000
      Investment in and advances to fifty percent-owned             (107,000)      (125,000)
         subsidiary
      Advances for notes receivable                                  (22,000)      (128,000)
      Payments on notes receivable                                    89,000         67,000
      Other                                                           13,000         96,000
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities       (18,000)        14,000
                                                                 -----------    -----------

Financing activities:
      Proceeds from term notes                                       401,000         50,000
      Payments on line of credit and term notes                       (5,000)        (4,000)
                                                                 -----------    -----------
           Net cash provided by financing activities                 396,000         46,000
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents                  45,000       (468,000)

Cash and cash equivalents at beginning of period                      31,000        767,000
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $    76,000    $   299,000
                                                                 ===========    ===========

Continued

                               THE BEARD COMPANY AND SUBSIDIARIES
                                    Statements of Cash Flows
                                          (Unaudited)
Reconciliation of Net loss to Net Cash Used in Operating Activities

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                                 March 31, 2001 March 31, 2000
                                                                 -------------- --------------
Net loss                                                         $  (584,000)   $  (788,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation, depletion and amortization                        29,000         26,000
      Gain on sale of assets                                         (17,000)             -
      Equity in operations of unconsolidated affiliates              296,000        149,000
      Net cash used by discontinued operations offsetting
        accrued impairment loss                                      (31,000)      (112,000)
      Minority interest in operations of consolidated
        subsidiary                                                         -         (6,000)
      Noncash compensation expense                                         -          6,000
      (Increase) decrease in accounts receivable, prepaid
        expenses and other current assets                             (5,000)       172,000
      (Increase) decrease in inventories                              (8,000)         3,000
      Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                              (13,000)        22,000
                                                                 -----------    -----------
      Net cash used in operating activities                      $  (333,000)   $  (528,000)
                                                                 ===========    ===========


Supplemental Schedule of Noncash Investing and Financing Activities:
      Issuance of subsidiary common stock in exchange for
        ownership in applied-for patents                         $         -    $    10,000
                                                                 ===========    ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2001 and 2000
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2000 annual report on Form 10-K.

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

     The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the Natural Gas Well Servicing ("WS") Segment, (4) the China ("China") Segment, (5) e-Commerce ("e-Commerce") Segment, and (6) the Environmental Remediation ("ER") Segment.

     The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The WS Segment is conducted by a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five of them custom fabricated for use on a trial basis. The China Segment is pursuing (i) environmental opportunities, (ii) the sale of technical services, (iii) the sale of coal equipment, and (iv) the operation of coal fines reclamation facilities in China. The e-Commerce Segment consists of a 78.4%-owned subsidiary in the process of developing and implementing systems and technologies related to Internet commerce. The ER Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination

     As discussed in note 3, in April 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities business (the "ITF" Segment). As discussed in note 3, in December 1999 the Management Committee of NABR adopted a plan to discontinue its brine extraction/iodine manufacturing business which comprised the Company's ("BE/IM") Segment. Also as discussed in note 3, the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations have been sold.

(2)  Liquidity and Ability to Fund Operations
     As a result of the requirement to fund operating losses and the decision to pursue other investment opportunities, the Company's cash and cash equivalents decreased at March 31, 2001 compared to March 31, 2000. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, and an additional $250,000 in the 2001 first quarter. $1.75 million of such funding was from an affiliate of the Company's chairman. In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. The sale of the fixed assets of the Company's 50%-owned investee in the well testing business on May 4, 2001, resulted in the distribution of $821,000 of cash to the Company and the reclassification of a portion of a note receivable from long-term to current. As a consequence, working capital improved $516,000 during the current quarter. The Company is also currently pursuing a $1.5 million loan backed by its CO2 reserves at McElmo Dome.

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

(3)  Discontinued Operations
     BE/IM Segment
     In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which was accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

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

     As of March 31, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $155,000 and $137,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $6,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2001.

     ITF Segment
     In April of 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. In November of 1999 ITF disposed of a majority of its assets and was relieved of its outstanding debt of $2,149,000 and accounts payable of $126,000. ITF retained two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

     In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. ITF's revenues and actual operating losses were $538,000 and $112,000, respectively, for the three months ended March 31, 2000. The actual losses for the three months ended March 31, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999.

     Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. ITF's revenues and actual operating losses were $7,000 and $31,000, respectively, for the three months ended March 31, 2001. The actual losses for the three months ended March 31, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     As of March 31, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $515,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $91,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by mid-year 2001.

     ITS-Testco, LLC
     On May 4, 2001, the fixed assets of the 50% owned company involved in natural gas well testing operations for the Natural Gas Well Servicing Segment were sold for $1,550,000, subject to a 90 day hold back of $150,000. Beard's share of operating losses from the discontinued company were $238,000, including a provision of $100,000 for estimated losses from the discontinuation of operations, and $245,000 for the three months ended March 31, 2001 and 2000, respectively.

     As of March 31, 2001 significant assets of the 50% owned company in the WS Segment consisted of eight well servicing packages and other related fixed assets with a recorded value of $1,133,000, cash of $50,000, and accounts and other receivables totaling $311,000. The significant liabilities of the entity consisted of trade accounts payable, accrued expenses and notes payable to unrelated parties of $41,000, $376,000 and $515,000, respectively. It is anticipated that all liabilities of the subsidiary, totaling approximately $932,000, will be paid off during the 90 day hold back period and that the company will be dissolved in May of 2002.

(4)  Redeemable Preferred Stock
     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2001 operations through March 31 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

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

(6)  Income Taxes
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, for the three months ended March 31, 2001. The $6,000 provision for income taxes for the three months ended March 31, 2000 relates to federal alternative minimum taxes.

     At March 31, 2001, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                        Expiration
                                                          Date          Amount
                                                          ----          ------
Federal regular tax operating loss carryforwards        2004-2009     $ 52,700

Tax depletion carryforward                             Indefinite     $  5,500


(7)  Commitments and Contingencies
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     At March 31, 2001, the Company was a guarantor of an 11.0%, $515,000 promissory note to a bank. The note was an obligation of ITS-Testco, the Company's 50%-owned equity investment engaged in well testing operations in northeastern Mexico. The note was to be repaid in June 2001 and was separately guaranteed in full by the other 50% corporate owner of the joint venture and the owners of that company, as individuals. As a result of the sale of the fixed assets involved in the natural gas well testing operations discussed in note 3 above, this note was paid in full on May 4, 2001.

     In connection with the sale of the fixed assets of the Mexican well testing operations the Company and its 50% partner have each, as to 50%, indemnified the purchaser from and against any claims, demands, actions, damages, cause of action, cost, liability, penalties and expense (including reasonable legal fees) that purchaser or its successors or assigns may suffer arising from the Mexican subsidiary's failure to file any applicable tax returns or pay any and all of its taxes which had accrued prior to the sale date. As of March 31, 2001, the accrued tax liabilities were estimated to be $323,000, with the Company liable for one-half of such amount.

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

(8)  Business Segment Information
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first quarter of 2001 and 2000: Coal, Carbon Dioxide, Natural Gas Well Servicing, China and Environmental Remediation.

     The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The Carbon Dioxide Segment consists of the production of CO2 gas. The Natural Gas Well Servicing Segment is conducted by a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five separators custom fabricated for use on a trial basis. The China Segment is pursuing (i) environmental opportunities, (ii) the sale of technical services, (iii) the sale of coal equipment, and (iv) the operation of coal fines reclamation facilities in China. The Environmental Remediation Segment consists of services to remediate creosote and polycyclic aromatic hydrocarbon contamination.

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

                                      Carbon  Natural Gas           Environmental
                            Coal     Dioxide Well Servicing  China   Remediation   Other     Totals
                            ----     ------- --------------  -----   -----------   -----     ------
Three months ended
------------------
March 31, 2001
--------------
  Revenues from
    external customers    $    52    $   126   $    47      $   -      $   -      $   -    $   225
  Segment profit (loss)      (118)        94       (32)       (88)       (17)       (51)      (212)
  Segment assets            1,622        443       176          -          6         60      2,307

Three months ended
------------------
March 31, 2000
--------------
  Revenues from
    external  customers   $    12    $    99   $    65      $   -      $   -      $   -    $   176
  Segment profit (loss)      (215)        70       (28)      (109)       (66)       (75)      (423)
  Segment assets            1,395        462       565          -          9         23      2,454


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2001 and 2000 in thousands):

                                                            2001           2000
                                                            ----           ----
Total loss for reportable segments                        $  (212)     $   (423)
Net corporate costs not allocated to segments                (194)         (114)
                                                          -------      --------
     Total consolidated loss from continuing
         operations                                       $  (406)     $   (537)
                                                          =======      ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2000 and results of operations for the quarter ended March 31, 2001, compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2000 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The WS Segment is conducted by a wholly-owned company that has designed a sand separator for use on natural gas wells and has had five separators custom fabricated for use on a trial basis. The China Segment is pursuing (i) environmental opportunities, (ii) the sale of coal equipment, (iii) the sale of technical services, and (iv) the operation of coal fines reclamation facilities in China. The e-Commerce Segment consists of a subsidiary which is pursuing the development of a proprietary Internet-only payment system. The ER Segment consists of services to remediate polycyclic aromatic hydrocarbon contamination.

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


Material changes in financial condition - March 31, 2001 as compared with December 31, 2000.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                            March 31,          December 31,          Increase
                              2001                 2000             (Decrease)
                              ----                 ----             ----------
Cash and cash equivalents    $   76,000        $    31,000         $   45,000

Working capital              $  357,000        $  (159,000)        $  516,000

Current ratio                 1.49 to 1         0.79 to 1


     During the first quarter of 2001, the Company increased its working capital by $516,000 from $(159,000) as of December 31, 2000. A related entity of the Chairman of the Board advanced $391,000 to the Company. As a result of the sale of the fixed assets held by the 50%-owned company in the WS Segment, $410,000 of a long-term note receivable was reclassified to current assets as of March 31, 2001. Payment of this amount was received on May 4, 2001. See note 3 to the financial statements. $99,000 of working capital was used to help fund the operations of the Coal Segment. There were net advances of $107,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. The Company received payments on notes receivable totaling $89,000 during the quarter ended March 31, 2001. $88,000, $17,000 and $51,000, respectively, were used to fund the startup activities of the China, E/R and e-Commerce Segments. The remainder of the working capital was utilized to fund other operations.

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

     Meanwhile, the outlook for the China Segment has brightened considerably. After almost three years of development activity, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four compost manufacturing facilities in which the Company will own an interest and will also receive an operating fee. Groundbreaking for the initial plant, located at Baoding in Hebei Province, occurred in early March and plant construction is expected to commence in late May. Assuming we are able to meet our anticipated timetable for the construction of the four composting plants, the China Segment is expected to achieve a breakeven or better cash flow during 2001 and the Company will no longer need to infuse capital to subsidize the segment's ongoing operations. This will improve liquidity to the extent of $400,000 or more over 2000.

     The Company's project financing plans for the Coal Segment are on hold until the status of the two projects we're working on has been determined. Meanwhile, the Company's $300,000 bank line of credit together with the $1.75 million line of credit provided by a related party are expected to be sufficient to meet the Company's working capital requirements through 2001. In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. It is also pursuing a $1.5 million loan backed by its CO2 reserves at McElmo Dome. On May 4, 2001, the fixed assets of the 50% owned company involved in natural gas well testing operations in northeastern Mexico were sold for $1,550,000, subject to a 90 day holdback of $150,000. It is anticipated that all liabilities of the subsidiary will be paid off during the 90 day period and that the Company will receive approximately $500,000, net of liabilities, from this sale.

     The Company's future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas and for the services provided by the Company's WS operations, demand for the sale of the Company's environmental and technology services and for coal equipment in China, demand for the Company's secure payment system for Internet transactions and private and governmental demand for environmental remediation services in the U.S. The Company anticipates that its current resources and available credit lines are sufficient to enable it to fund its operations through 2001.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 5 to the accompanying financial statements.

Material changes in results of operations - Quarter ended March 31, 2001 as compared with the Quarter ended March 31, 2000.

     The loss for the first quarter of 2001 was $584,000 compared to $788,000 for the 2000 first quarter. The operating loss in the Coal Segment decreased by $97,000. The operating profit in the CO2 Segment increased $24,000. The operating loss in the Natural Gas Well Servicing Segment increased by $4,000. The e-Commerce Segment incurred operating losses of $51,000 for the first quarter of 2001 compared to $75,000 in the first quarter of 2000. There was a $49,000 reduction in the operating losses of the ER Segment for the first quarter of 2001 compared to the first quarter of 2000. The operating loss in Other activities for the first quarter of 2001 decreased $3,000 compared to the same period in 2000. As a result, the operating loss for the current quarter decreased $302,000 to $369,000 versus $671,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                    2001                2000
                                    ----                ----
Operating profit (loss):
   Coal reclamation             $ (118,000)         $ (215,000)
   Carbon dioxide                   94,000              70,000
   Natural gas well servicing      (32,000)            (28,000)
   China                                 -            (109,000)
   e-Commerce                      (51,000)            (75,000)
   Environmental remediation       (17,000)            (66,000)
                                ----------          ----------
                   Subtotal       (124,000)           (423,000)
   Other                          (245,000)           (248,000)
                                ----------          ----------
                                $ (369,000)         $ (671,000)
                                ==========          ==========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The Company increased its revenues to $52,000 for the first quarter of 2001 compared to $12,000 for the same period in 2000 as the result of obtaining several small consulting and coring jobs in the year 2001. Operating costs decreased $46,000 to $129,000 for the first quarter of 2001 compared to $175,000 for the same period in 2000. The decrease was primarily attributable to significantly lower labor costs related to the drilling work performed in 2001 versus 2000. SG&A costs decreased $11,000 for the three months ending March 31, 2001 compared to the same period in 2000. As a result, the operating loss for the first quarter of 2001 decreased $97,000 to $118,000 for the first quarter of 2001 compared to the first three months of 2000.

Carbon dioxide

     First quarter 2001 operations reflected an operating profit of $94,000 compared to $70,000 for the 2000 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $27,000 or 27% to $126,000 for the first three months of 2001 compared to $99,000 for the same period in 2000. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices in late 1998-early 1999 caused a sharp decline in the demand for CO2 gas. Demand began increasing in late 1999 and throughout 2000 as oil prices improved, causing an increase in the demand for CO2 gas for tertiary recovery. This was reflected in the increased revenue for the paid volumes to the Company's interest.

Natural gas well servicing

     The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January, 2000 after contracts with Petroleos Mexicanos ("Pemex") were allowed to expire by Pemex rather than being "rolled over" as has been the practice in the past. The sand separator company incurred an operating loss of $32,000 for the first quarter of 2001 compared to a loss of $28,000 for the same period in 2000. The operating and SG&A costs were reduced but not enough to offset the decline in revenues which decreased from $65,000 for the first quarter of 2000 to none for the same period in 2001.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $51,000 for the first quarter of 2001 versus an operating loss of $75,000 in the prior year quarter. The segment had no revenues in either the first quarter of 2001 or 2000 while pursuing the development of its technology.

Environmental remediation

     The subsidiary in this segment utilizes a chemical for which it is the sole U.S. licensee of a process for the remediation of creosote and PAH contamination. This remains a startup operation which generated no revenues in either the first quarter of 2001 or 2000. The segment produced an operating loss of $17,000 in 2001 versus $66,000 in 2000, reflecting a decrease in operating expenses due to a reduced level of corporate staffing during the first quarter of 2001 compared to the same period in 2000.

Other activities

     Other operations, consisting primarily of general and corporate activities, generated a $3,000 smaller operating loss for the first quarter of 2001 as compared to the same period last year.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased to $341,000 from $455,000 in the 2000 first quarter. The primary reasons for this were a $11,000 decrease in SG&A expenses incurred by the Coal Segment as the segment was downsized while its personnel continued to seek new opportunities for its technology during the first three months of 2001 compared to the same period in 2000. The WS Segment incurred $15,000 less in SG&A expenses for the first quarter of 2001 compared to the same period in 2000 as the segment continued to seek work for its sand separators. The e-Commerce Segment incurred $50,000 in SG&A for the first quarter of 2001 compared to $75,000 for the same period in 2000. The E/R Segment incurred $23,000 less in SG&A for the first quarter of 2001 compared to the same period in 2000 as the Company reduced its financial support for the segment.

Depreciation, depletion and amortization expenses

     DD&A expense increased $3,000 from $26,000 in the first quarter of 2000 to $29,000 in the same period of 2001. The slight increase was due to a small increase in the amount of equipment owned by the Company at March 31, 2001 compared to the same date in the year 2000.

Other income and expenses

     The other income and expenses for the first quarter of 2001 netted to a loss of $37,000 compared to $134,000 of income for the same period in 2000. Interest income was up $14,000 for the first quarter of 2001 compared to the same period in 2000 as a result of increased amounts loaned to fund our partner's operations in Mexico. Interest expense was $38,000 higher as a result of the increase in debt, primarily to a related party. The Company realized a gain on sale of assets for the three months ended March 31, 2001 of $17,000 with no comparable amount for the prior year quarter.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $57,000 for the first quarter of 2001 compared to income of $96,000 for the same period in 2000. The Company's equity in the earnings of Cibola decreased $66,000 from $97,000 for the first quarter of 2000 to $31,000 for the same period in 2001 reflecting Cibola's decline in operating results. Through a wholly-owned subsidiary, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the subsidiary devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The Company's share of the losses from these operations was $88,000 for the three months ended March 31, 2001.

Income taxes

     The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, in the first quarter of 2001 compared to $6,000 in federal alternative minimum tax expense in the first quarter of 2000. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard has a 40% ownership in NABR, which was accounted for under the equity method. As a result of NABR's planned discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

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

     As of March 31, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $155,000 and $137,000 respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $6,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2001.

     ITF Segment
     In April of 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. In November of 1999 ITF disposed of a majority of its assets and was relieved of its outstanding debt of $2,149,000 and accounts payable of $126,000. ITF retained two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

     In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. ITF's revenues and actual operating losses were $538,000 and $112,000, respectively, for the three months ended March 31, 2000. The actual losses for the three months ended March 31, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999.

     Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. ITF's revenues and actual operating losses were $7,000 and $31,000, respectively, for the three months ended March 31, 2001. The actual losses for the three months ended March 31, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     As of March 31, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $515,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $91,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by mid-year 2001.

     ITS-TESTCO, L.L.C.
     In 1998 the Company invested in a 50%-owned subsidiary, ITS-Testco, L.L.C., which conducted natural gas well testing operations in Mexico as a subcontractor to PEMEX or as a subcontractor to contractors working for PEMEX through a wholly-owned subsidiary, Testco de Mexico, S.A. de C.V. The operations of these entities have not been consolidated since the LLC was managed by our 50% partner. This entity generated its initial revenues in the first quarter of 1999 which were not sufficient to cover the overhead costs of the operations. The operations of this entity were severely curtailed in the first quarter of 2000 as Pemex allowed the contracts for its subcontractors providing services to expire rather than have them automatically renew. The Company recorded $1,069,000 as its share of losses from the LLC for the year ended December 31, 2000.

     On May 4, 2001 the fixed assets of the LLC and its subsidiary were sold for $1,550,000, subject to a 90 day hold back of $150,000. It is anticipated that all liabilities of the LLC and its subsidiary will be paid off during the 90 day period and that it will be dissolved in May of 2002.

     The Company recorded a loss of $238,000, including a provision of $100,000 for estimated losses from the discontinuation of operations, for the first three months of 2001 compared to a loss of $245,000 for the same period in 2000 relating to the operations of these entities.

     As of March 31, 2001 significant assets of the 50% owned company in the WS Segment consisted of eight well servicing packages and other related fixed assets with a recorded value of $1,133,000, cash of $50,000, and accounts and other receivables totaling $311,000. The significant liabilities of the entity consisted of trade accounts payable, accrued expenses and notes payable to unrelated parties of $41,000, $376,000 and $515,000, respectively. It is anticipated that all liabilities of the subsidiary, totaling approximately $932,000, will be paid off during the 90 day hold back period and that the company will be dissolved in May of 2002.

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July, 1999, that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No.
133. If the provisions of SFAS No. 133 and No. 138 were to be applied as of March 31, 2001, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the year then ended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2001, the Company had notes receivable of $817,000 and long-term debt of $1,881,000. The notes receivable and $1,581,000 of the long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. At March 31, 2001, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by less than $18,000. The remaining $300,000 of debt bears interest at a variable rate which is one-half percent above Chase Manhattan prime rate. The Company's interest expense would be increased by less than $1,000 as a result of a 10% increase in interest rates on this variable rate debt.

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

Item 5:      Other Information

     On May 4, 2001, the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations in the WS Segment were sold for a total of $1,550,000 subject to a 90 day hold back of $150,000. ITS-Testco, LLC, the 50%-owned company, sold its fixed assets for $664,328 to Inter-Tech Drilling Solutions, Inc subject to a 90 day hold back of $64,328. Testco Inc de Mexico, S.A. de C.V., the wholly-owned subsidiary of ITS-Testco, LLC, sold its fixed assets to PD Oilfield Services Mexicana, S. de R.L. de C.V., a wholly-owned subsidiary of Inter-Tech Drilling Solutions, Inc. for $885,672 subject to a 90 day hold back of $85,672. The assets sold included separators, line heaters, choke manifolds, light plants, trailers, trucks, office equipment, and furniture and fixtures.

There is no relationship between the buyers and any officer or director of the Company.

The following proforma balance sheet is presented as if the sale of the assets had been completed on March 31, 2001:

                                                  THE BEARD COMPANY AND SUBSIDIARIES
                                                        PROFORMA BALANCE SHEET
                                                            MARCH 31, 2001
                           ASSETS
                                                      Historical     Adjustments       Pro Forma
                                                      ----------     -----------       ---------
Current assets
   Cash and cash equivalents                        $     76,000    $    821,000 (a)  $    897,000
   Accounts receivable, net                              297,000               -           297,000
   Inventory                                             137,000               -           137,000
   Other current assets                                   85,000               -            85,000
   Current portion of notes receivable                   486,000        (410,000) (a)       76,000
                                                    ------------    ------------      ------------
       Total current assets                            1,081,000         411,000         1,492,000

Notes receivable                                         331,000               -           331,000
Investments and other assets                             285,000        (411,000) (a)     (126,000)
Property, plant and equipment, net                     3,152,000               -         3,152,000
Intangible assets, net                                    52,000               -            52,000
                                                    ------------    ------------      ------------
       Total assets                                 $  4,901,000    $          -      $  4,901,000
                                                    ============    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                           $    177,000    $          -      $    177,000
   Accrued expenses                                      519,000               -           519,000
   Current maturities of long-term debt                   28,000               -            28,000
                                                    ------------    ------------      ------------
        Total current liabilities                        724,000               -           724,000

Long-term debt less current maturities                   350,000               -           350,000
Long-term debt - related party                         1,503,000               -         1,503,000
Other long-term liabilities                              112,000               -           112,000
Redeemable preferred stock                               889,000               -           889,000
Shareholders' equity
   Capital stock                                           3,000               -             3,000
   Capital in excess of par value                     38,009,000               -        38,009,000
   Accumulated deficit                               (34,831,000)              -       (34,831,000)
   Accumulated other comprehensive income                (12,000)              -           (12,000)
   Treasury stock                                     (1,846,000)              -        (1,846,000)
                                                    ------------    ------------      ------------
         Total shareholders' equity                    1,323,000               -         1,323,000
                                                    ------------    ------------      ------------
       Total liabilities and shareholders' equity   $  4,901,000    $          -      $  4,901,000
                                                    ============    ============      ============

(a)  Distribution of cash from ITS-Testco, LLC for sale of fixed assets.

(b) Pro forma statements of operations have been omitted as the disposition of assets would not impact the historical continuing operations.

Item 6.    Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

2 Plan of acquisition, reorganization, arrangement, liquidation or succession:

2(a) Agreement and Plan of Reorganization by and among Registrant, Beard Oil Company ("Beard Oil") and New Beard, Inc., dated as of July 12, 1993 (see Addendum A to Part I, which is incorporated herein by reference; schedules to the Agreement have been omitted). (This Exhibit has been previously filed as Exhibit 3(b), filed on July 27, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated herein by reference).

2(b) Agreement and Plan of Merger by and between The Beard Company and The New Beard Company, dated as of September 16, 1997. (This Exhibit has been previously filed as Exhibit B to Registrant's Proxy Statement filed on September 12, 1997, and same is incorporated herein by reference).

2(c) Certificate of Merger merging The Beard Company into The New Beard Company as filed with the Secretary of State of Oklahoma on November 26, 1997. (This Exhibit has been previously filed as Exhibit 2.1 to Registrant's Form 8-K, filed on December 8, 1997, and same is incorporated herein by reference).

3(i) Certificate of Incorporation of The New Beard Company as filed with the Secretary of State of Oklahoma on September 11, 1997. (This Exhibit has been previously filed as Exhibit C to Registrant's Proxy Statement filed on September 12, 1997, and same is incorporated herein by reference).

3(ii) Registrant's By-Laws as currently in effect. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

4                  Instruments defining the rights of security holders:

4(a) Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated herein by reference).

4(b) Settlement Agreement, with Certificate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company, New York Life Insurance and Annuity Company, John Hancock Mutual Life Insurance Company, Memorial Drive Trust and Sensor, dated as of April 13, 1995. (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K for the period ended December 31, 1994 and same is incorporated herein by reference).

10                 Material contracts:

10(a) Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998. (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated herein by reference).*

10(b) Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and eight directors. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10(c) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).*

10(d) Amendment No. One to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended July 21, 1999. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit A, filed on May 11, 1999 to Registrant's Proxy Statement dated May 11, 1999, and same is incorporated herein by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g)              Nonqualified Stock Option Agreement by and between Robert A.
                   McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h)              Incentive Stock Option Agreement by and between Philip R.
                   Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10(j) Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1966. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10(k) Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10(l) Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

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

10(o) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(o) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(p) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 31, 2001.

10(q) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(r) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(s) Promissory Note from Registrant to the Trustees of the Unitrust dated October 20, 2000. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10(t) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated March 31, 2001.

10(u)              Promissory Note from Registrant to Bank of Oklahoma, N.A.
                   ("BOK") dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(v) Extension Promissory Note from Registrant to BOK dated September 30, 2000. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(w)              Extension Promissory Note from Registrant to BOK dated March
                   15, 2001.

10(x) Guaranty Agreement between the Unitrust and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(y) Guaranty Agreement between W. M. Beard and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(z) Asset Purchase and Sale Agreement among Testco Inc. de Mexico, S.A. de C.V. and ITS-Testco, LLC and PD Oilfield Services Mexicana, S. de R.L. de C.V., dated May 4, 2001.

10(aa) Asset Purchase and Sale Agreement between ITS-Testco, LLC and Inter-Tech Drilling Solutions, Inc., dated May 4, 2001.
_________________

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

                                     (Registrant)   THE BEARD COMPANY

                                               /s/ Herb Mee, Jr.
     (Date)   May 18, 2001              ___________________________________
                                           Herb Mee, Jr., President and
                                           Chief Financial Officer

                                               /s/ Jack A. Martine
     (Date)   May 18, 2001              ___________________________________
                                           Jack A. Martine, Controller and
                                           Chief Accounting Officer

                               INDEX TO EXHIBITS

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

3(i)      Certificate of Incorporation of The   Incorporated herein by reference
          New Beard Company as filed with the
          Secretary of State of Oklahoma on
          September 11, 1997.

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

10(a)     Amendment No. One to The Beard        Incorporated herein by reference
          Company 1993 Stock Option Plan
          dated August 27, 1993, as amended
          June 4, 1998.

10(b)     Form of Indemnification Agreement     Incorporated herein by reference
          dated December 15, 1994, by and
          between Registrant and eight
          directors.

10(c)     The Beard Company 1994 Phantom        Incorporated herein by reference
          Stock Units Plan as amended
          effective October 23, 1997.

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

10(o)     Amended Letter Loan Agreement by      Incorporated herein by reference
          and between Registrant and the
          Unitrust dated September 1, 2000.

10(p)     Amended Letter Loan Agreement by      Filed herewith electronically
          and between Registrant and the
          Unitrust dated March 31, 2001.

10(q)     Promissory Note from Registrant to    Incorporated herein by reference
          the Trustees of the Unitrust dated
          April 3, 2000.

10(r)     Renewal Promissory Note from          Incorporated herein by reference
          Registrant to the Trustees of the
          Unitrust dated September 1, 2000.

10(s)     Promissory Note from Registrant to    Incorporated herein by reference
          the Trustees of the Unitrust dated
          October 20, 2000.

10(t)     Renewal Promissory Note from          Filed herewith electronically
          Registrant to the Trustees of the
          Unitrust dated March 31, 2001.

10(u)     Promissory Note from Registrant to    Incorporated herein by reference
          Bank of Oklahoma, N.A. ("BOK")
          dated August 30, 2000.

10(v)     Extension Promissory Note from        Incorporated herein by reference
          Registrant to BOK dated September
          30, 2000.

10(w)     Extension Promissory Note from        Filed herewith electronically
          Registrant to BOK dated March 15,
          2001.

10(x)     Guaranty Agreement between the        Incorporated herein by reference
          Unitrust and BOK dated August 30,
          2000.

10(y)     Guaranty Agreement between W. M.      Incorporated herein by reference
          Beard and BOK dated August 30,
          2000.

10(z)     Asset Purchase and Sale Agreement     Filed herewith electronically
          among Testco Inc. de Mexico, S.A.
          de C.V. and ITS-Testco, LLC and PD
          Oilfield Services Mexicana, S. de
          R.L. de C.V., dated May 4, 2001.

10(aa)    Asset Purchase and Sale Agreement     Filed herewith electronically
          between ITS-Testco, LLC and
          Inter-Tech Drilling Solutions, Inc.,
          dated May 4, 2001.