Form 10-Q
period 2001-06-30
BEARD CO /OK
filed 2001-08-14
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2001.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
Item 1.   Financial Statements............................................3

    Balance Sheets - June 30, 2001 (Unaudited) and
       December 31, 2000..................................................3

    Statements of Operations - Three Months and Six Months
       ended June 30, 2001 and 2000 (Unaudited)...........................4

    Statements of Shareholders' Equity - Year ended December 31, 2000 and Six Months ended June 30, 2001 (Unaudited).....................5

    Statements of Cash Flows - Six Months ended
       June 30, 2001 and 2000 (Unaudited).................................6

    Notes to Financial Statements (Unaudited).............................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....23


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities..........................................24

Item 4.   Submission of Matters to a Vote of Security Holders............24

Item 6.   Exhibits and Reports on Form 8-K...............................25

Signatures...............................................................28

Item 1. Financial Statements

                       THE BEARD COMPANY AND SUBSIDIARIES
                                 Balance Sheets
                 June 30, 2001 (Unaudited) and December 31, 2000
                                                                June 30,        December 31,
                                Assets                            2001             2000
                                ------                        -------------     -----------
Current assets:
  Cash and cash equivalents                                   $      84,000     $    31,000
  Accounts receivable, less allowance for doubtful
     receivables of $292,000 in 2001 and 2000                       527,000         337,000
  Inventory                                                          42,000         129,000
  Prepaid expenses and other assets                                  25,000          39,000
  Current portion of notes receivable                               473,000          80,000
                                                              -------------     -----------
       Total current assets                                       1,151,000         616,000
                                                              -------------     -----------

Notes receivable                                                    143,000         789,000

Investments and other assets                                         50,000         467,000

Property, plant and equipment, at cost                            5,382,000       5,364,000
  Less accumulated depreciation, depletion and amortization       2,260,000       2,198,000
                                                              -------------     -----------
       Net property, plant and equipment                          3,122,000       3,166,000
                                                              -------------     -----------

Intangible assets, at cost                                           56,000          50,000
Less accumulated amortization                                        16,000           1,000
                                                              -------------     -----------
       Net intangible assets                                         40,000          49,000
                                                              -------------     -----------
                                                              $   4,506,000     $ 5,087,000
                                                              =============     ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
Trade accounts payable                                        $     152,000     $   167,000
Accrued expenses                                                    370,000         578,000
Current maturities of long-term debt                                 11,000          30,000
                                                              -------------     -----------
       Total current liabilities                                    533,000         775,000
                                                              -------------     -----------

Long-term debt less current maturities                              323,000         347,000

Long-term debt - related entity                                   1,812,000       1,081,000

Other long-term liabilities                                         108,000         112,000

Redeemable preferred stock of $100 stated value;
  5,000,000 shares authorized; 27,838 shares issued
  and outstanding in 2001 and 2000 (note 4)                         889,000         889,000

Common shareholders' equity:
  Common stock of $.001333 par value per share; 7,500,000
     shares authorized; 2,123,898 shares issued
     and outstanding in 2001 and 2000                                 3,000           3,000
  Capital in excess of par value                                 38,032,000      37,986,000
  Accumulated deficit                                           (35,320,000)    (34,247,000)
  Accumulated other comprehensive income                            (28,000)        (13,000)
  Treasury stock, 295,053, at cost, in 2001 and 2000             (1,846,000)     (1,846,000)
                                                              -------------     -----------
       Total common shareholders' equity                            841,000       1,883,000
                                                              -------------     -----------
Commitments and contingencies (note 7)
                                                              $   4,506,000     $ 5,087,000
                                                              =============     ===========

See accompanying notes to financial statements.

                                                    THE BEARD COMPANY AND SUBSIDIARIES
                                                         Statements of Operations
                                                               (Unaudited)
                                                             For Three Months Ended                   For Six Months Ended
                                                             ----------------------                   --------------------
                                                          June 30,            June 30,             June 30,           June 30,
                                                           2001                2000                 2001               2000
                                                           ----                ----                 ----               ----
Revenues:
    Coal reclamation                                     $   45,000          $   11,000          $    97,000        $    23,000
    Carbon dioxide                                          116,000             114,000              242,000            213,000
    China                                                         -                   -                    -                  -
    e-Commerce                                                    -                   -                    -                  -
    Natural gas well servicing                                3,000                   -                3,000             65,000
    Other                                                     7,000               9,000               12,000             15,000
                                                         ----------          ----------          -----------        -----------
                                                            171,000             134,000              354,000            316,000
                                                         ----------          ----------          -----------        -----------
Expenses:
    Coal reclamation                                        131,000             184,000              260,000            359,000
    Carbon dioxide                                           21,000              15,000               45,000             36,000
    China                                                         -             107,000                    -            190,000
    e-Commerce                                                    -                   -                    -                  -
    Natural gas well servicing                               15,000               5,000               17,000             48,000
    Selling, general and administrative                     355,000             387,000              670,000            817,000
    Depreciation, depletion & amortization                   43,000              28,000               71,000             53,000
    Other                                                     4,000              12,000               17,000             22,000
                                                         ----------          ----------          -----------        -----------
                                                            569,000             738,000            1,080,000          1,525,000
                                                         ----------          ----------          -----------        -----------
Operating profit (loss):
    Coal reclamation                                       (124,000)           (223,000)            (242,000)          (438,000)
    Carbon dioxide                                           86,000              91,000              180,000            161,000
    China                                                         -             (82,000)                   -           (191,000)
    e-Commerce                                              (52,000)            (79,000)            (103,000)          (154,000)
    Natural gas well servicing                              (63,000)            (48,000)             (95,000)           (76,000)
    Other, primarily corporate                             (245,000)           (263,000)            (466,000)          (511,000)
                                                         ----------          ----------          -----------        -----------
                                                           (398,000)           (604,000)            (726,000)        (1,209,000)
Other income (expense):
    Interest income                                          35,000              30,000               76,000             57,000
    Interest expense                                        (57,000)             (7,000)             (96,000)            (8,000)
    Equity in operations of unconsolidated affiliates       (49,000)             52,000             (106,000)           148,000
    Gain on sale of assets                                   51,000              10,000               68,000             10,000
    Minority interest in operations of subsidiary                 -              10,000                    -             16,000
    Other                                                     4,000              (1,000)               4,000              5,000
                                                         ----------          ----------          -----------        -----------

Loss from continuing operations before income taxes        (414,000)           (510,000)            (780,000)          (981,000)
Income taxes (note 6)                                         2,000              (8,000)              62,000            (14,000)
                                                         ----------          ----------          -----------        -----------
Loss from continuing operations                            (412,000)           (518,000)            (718,000)          (995,000)

    Loss from discontinued operations                       (77,000)           (338,000)            (355,000)          (649,000)
                                                         ----------          ----------          -----------        -----------
Net loss                                                 $ (489,000)         $ (856,000)         $(1,073,000)       $(1,644,000)
                                                         ==========          ==========          ===========        ===========
Net loss per average common share outstanding:
    Basic and diluted:
       Loss from continuing operations                   $    (0.23)         $    (0.28)         $     (0.39)       $     (0.54)
       Loss from discontinued operations                      (0.04)              (0.19)               (0.20)             (0.36)
                                                         ----------          ----------          -----------        -----------
       Net loss                                          $    (0.27)         $    (0.47)         $     (0.59)       $     (0.90)
                                                         ==========          ==========          ===========        ===========

Weighted average common shares outstanding -
    basic and diluted                                     1,829,000           1,829,000            1,829,000          1,829,000
                                                         ==========          ==========          ===========        ===========

See accompanying notes to financial statements.

                                                       THE BEARD COMPANY AND SUBSIDIARIES
                                                       Statements of Shareholders' Equity
                                                                                    Accumulated                       Total
                                                  Capital in                          Other                           Common
                                       Common      Excess of      Accumulated      Comprehensive     Treasury      Shareholders'
                                       Stock       Par Value       Deficit            Income           Stock           Equity
                                       -----       ---------       -------            ------           -----           ------
Balance, December 31, 1999             $  3,000   $ 37,723,000   $( 31,218,000)      $    4,000  $(  1,846,000)    $   4,666,000

    Net loss                                  -              -      (3,029,000)               -              -        (3,029,000)
    Comprehensive income:
      Foreign currency translation
      adjustment                              -              -               -          (17,000)             -           (17,000)
                                                                                                                   -------------
    Comprehensive loss                        -              -               -                -              -        (3,046,000)
                                                                                                                   -------------
    Reservation of shares pursuant to
      deferred compensation plan              -        263,000               -                -              -           263,000
                                       --------   ------------   -------------       ----------  -------------     -------------
Balance, December 31, 2000                3,000     37,986,000     (34,247,000)         (13,000)    (1,846,000)        1,883,000

    Net loss, six months ended June           -              -      (1,073,000)               -              -        (1,073,000)
      30, 2001 (unaudited)
    Comprehensive income:
      Foreign currency translation
      adjustment (unaudited)                  -              -               -          (15,000)             -           (15,000)
                                                                                                                   -------------
    Comprehensive loss (unaudited)            -              -               -                -              -        (1,088,000)
                                                                                                                   -------------
    Reservation of shares pursuant to
      deferred compensation plan
      (unaudited)                             -         46,000               -                -              -            46,000
                                       --------   ------------   -------------       ----------  -------------     -------------
Balance, June 30, 2001 (unaudited)     $  3,000   $ 38,032,000   $( 35,320,000)      $(  28,000) $(  1,846,000)    $     841,000
                                       ========   ============   =============       ==========  =============     =============

See accompanying notes to financial statements.

                               THE BEARD COMPANY AND SUBSIDIARIES
                                    Statements of Cash Flows
                                          (Unaudited)
                                                                  For the Six Months Ended
                                                              --------------------------------
                                                              June 30, 2001      June 30, 2000
                                                              --------------------------------
Operating activities:
      Cash received from customers                            $    293,000      $   1,580,000
      Cash paid to suppliers and employees                      (1,299,000)        (2,900,000)
      Interest received                                             69,000             51,000
      Interest paid                                               (120,000)           (28,000)
      Taxes (paid) refunded                                         62,000            (20,000)
                                                              ------------      -------------
           Net cash used in operating activities                  (995,000)        (1,317,000)
                                                              ------------      -------------

Investing activities:
      Acquisition of property, plant and equipment                 (20,000)          (249,000)
      Proceeds from sale of assets                                  68,000             13,000
      Proceeds from redemptions of certificates of deposit               -            280,000
      Investment in and advances to fifty percent-owned           (347,000)          (196,000)
         subsidiary
      Advances for notes receivable                               (302,000)          (163,000)
      Payments on notes receivable                                 896,000             87,000
      Other                                                         41,000            178,000
                                                              ------------      -------------
           Net cash provided by (used in) investing activities     336,000            (50,000)
                                                              ------------      -------------

Financing activities:
      Proceeds from term notes                                   1,043,000            710,000
      Payments on line of credit and term notes                   (331,000)            (9,000)
                                                              ------------      -------------
         Net cash provided by financing activities                 712,000            701,000
                                                              ------------      -------------

Net increase (decrease) in cash and cash equivalents                53,000           (666,000)

Cash and cash equivalents at beginning of period                    31,000            767,000
                                                              ------------      -------------

Cash and cash equivalents at end of period                    $     84,000      $     101,000
                                                              ============      =============

Continued

                                    THE BEARD COMPANY AND SUBSIDIARIES
                                         Statements of Cash Flows
                                                (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                       June 30, 2001        June 30, 2000
                                                                       ----------------------------------
Net loss                                                              $   (1,073,000)      $   (1,644,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation, depletion and amortization                                71,000               54,000
      Gain on sale of assets                                                 (68,000)             (10,000)
      Equity in operations of unconsolidated affiliates                      394,000              389,000
      Net cash used by discontinued operations offsetting
        accrued impairment loss                                              (37,000)            (149,000)
      Minority interest in operations of consolidated subsidiary                   -              (16,000)
      Noncash compensation expense                                                 -                6,000
      (Increase) decrease in accounts receivable, prepaid expenses
         other current assets                                               (194,000)             128,000
      (Increase) decrease in inventories                                     105,000               (6,000)
      Decrease in accounts payable, accrued
         expenses and other liabilities                                     (193,000)             (69,000)
                                                                      ---------------     ---------------
      Net cash used in operating activities                           $     (995,000)     $    (1,317,000)
                                                                      ==============      ===============


Supplemental Schedule of Noncash Investing and Financing Activities:
      Issuance of subsidiary common stock in exchange for
        ownership in applied-for patents                              $            -      $        10,000
                                                                      ==============      ===============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             June 30, 2001 and 2000
                                   (Unaudited)

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

     The results of operations for the three and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, (4) the e-Commerce ("e-Commerce") Segment, and (5) the Natural Gas Well Servicing ("WS") Segment.

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

     As discussed in note 3: (1) In April 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities business (the "ITF" Segment); in December 1999 the Management Committee of NABR adopted a plan to discontinue its brine extraction/iodine manufacturing business which comprised the Company's ("BE/IM") Segment; (3) in May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations were sold; and (4) in March 2001 the Company ceased providing financial support to its environmental remediation subsidiary, its exclusive marketing license was subsequently cancelled, and the ER Segment was discontinued.

     Reclassifications
     Certain 2000 balances have been reclassified to conform to the 2001 pre-sentation.

(2)  Liquidity and Ability to Fund Operations
     Despite continuing operating losses during the past 12 months, the Company's cash and cash equivalents decreased only slightly from $101,000 at June 30, 2000 to $84,000 at June 30, 2001. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, and an additional $500,000 in the first half of 2001. $2.0 million of such funding was from an affiliate of the Company's chairman. In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. The sale of the fixed assets of the Company's 50%-owned investee in the well testing business on May 4, 2001, resulted in the distribution of $821,000 of cash to the Company and the reclassification of a portion of a note receivable from long-term to current. As a consequence, working capital improved $777,000 during the first six months of 2001. To further bolster working capital, the Company is also currently pursuing a $750,000 loan backed by its CO2 reserves at McElmo Dome.

     The Company is focusing on replacing its Coal Segment's revenues and is currently working on two new pond reclamation projects, both of which are expected to mature into operating projects for the segment in the next nine months. The segment is currently negotiating with a Fortune 500 company which has made the decision to install a clean coal preparation plant at a pond in West Virginia. The segment is negotiating with third parties concerning the installation of the equipment needed for the project. If such negotiations are successfully concluded, plant construction is expected to commence in the fourth quarter of 2001. Negotiations are also in progress in connection with the second project. A bid has been submitted to the company involved for the first phase of the project which is expected to take approximately 12 months to complete. If we are the successful bidder, this phase is expected to commence early in the fourth quarter of 2001.

     The Company expects that present working capital, coupled with the cash expected to be generated from the sale of assets and from the $750,000 bank loan currently being pursued will be sufficient to continue operations through 2001 and until the operations of the new coal projects and the plants in China have come on stream.

(3)  Discontinued Operations
     BE/IM Segment
     In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result of the discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual operating results for the three and six-months periods ended June 30, 2000 were losses of $81,000 and $137,000, respectively, the Company's share of which were charged against the loss accrual recorded in 1999. NABR's actual operating results for the three and six-month periods ended June 30, 2001 were losses of $12,000 and $43,000, respectively, which were charged against the loss accrual recorded in 1999. In addition, the Company recorded losses of $1,000 and $26,000 for the three and six-month periods ended June 30, 2001, respectively, for the operations of the smaller of the two plants distributed to Beard from NABR. These losses were not anticipated in the loss accrual of 1999.

     As of June 30, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $154,000 and $42,000, respectively. The liabilities related to NABR's operations consisted primarily of accounts payable of $5,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2001.

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

     In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. Revenues from the discontinued ITF Segment were $580,000 and $1,118,000, respectively, for the three and six-month periods ended June 30, 2000. ITF's actual operating losses for the three and six-months periods ended June 30, 2000 were $37,000 and $149,000, respectively. Such losses were charged against the loss accrual recorded in the fourth quarter of 1999.

     Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The discontinued ITF Segment had no revenues for the three months ended June 30, 2001 while recording revenues of $7,000 for the six-month period ended June 30, 2001. ITF's actual operating losses for the three and six-months periods ended June 30, 2001 were $6,000 and $37,000, respectively. Such losses were charged against the loss accrual recorded in the fourth quarter of 2000.

     As of June 30, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $499,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $28,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by year-end 2001.

     ITS-Testco, LLC
     On May 4, 2001, the fixed assets of the 50% owned company involved in natural gas well testing operations for the Natural Gas Well Servicing Segment were sold for $1,550,000, subject to a 90 day hold back of $150,000. $21,000 of the hold back was received on June 4, 2001. Beard's share of operating losses from the discontinued company were $75,000 and $313,000, respectively for the three and six-month periods ending June 30, 2001. The six month period included a provision of $175,000 for estimated losses from the discontinuation of operations. Beard's share of operating losses from the discontinued company were $282,000 and $528,000, respectively for the three and six-month periods ending June 30, 2000.

     As of June 30, 2001 the 50% owned company in the WS Segment had cash and accounts receivable of $5,000 and $194,000, respectively. No other significant assets remained. The significant liabilities of the entity consisted of taxes payable, trade accounts payable and accrued expenses of $219,000, $102,000 and $36,000, respectively. It is anticipated that all liabilities of the subsidiary, totaling approximately $357,000, will be paid off during the third quarter of 2001 and that the company will be dissolved in May of 2002.

     ISITOP, Inc.
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001 or in 2000. ISITOP's operating losses totaled less than $1,000 and $17,000 for the second quarter and six months of 2001, respectively. The operating losses totaled $52,000 and $117,000 for second quarter and six months of 2000, respectively. ISITOP had no significant assets or liabilities at June 30, 2001.

(4)  Redeemable Preferred Stock
     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2001 operations through June 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

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

(6)  Income Taxes
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded refunds of $41,000, $2,000 and $19,000 for federal, foreign and state income taxes, respectively, for the six months ended June 30, 2001. The provision for income taxes for the three and six months ended June 30, 2000 consist of federal alternative minimum tax of $8,000 and $14,000, respectively.

     At June 30, 2001, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                    Expiration
                                                      Date           Amount
                                                      ----           ------
Federal regular tax operating loss carryforwards    2004-2009       $  52,800

Tax depletion carryforward                          Indefinite      $   5,500

(7)  Commitments and Contingencies
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     In connection with the sale of the fixed assets of the Mexican well testing operations the Company and its 50% partner have each, as to 50%, indemnified the purchaser from and against any claims, demands, actions, damages, cause of action, cost, liability, penalties and expense (including reasonable legal fees) that purchaser or its successors or assigns may suffer arising from the Mexican subsidiary's failure to file any applicable tax returns or pay any and all of its taxes which had accrued prior to the sale date. As of June 30, 2001, the accrued tax liabilities were estimated to be $149,000, with the Company liable for one-half of such amount.

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

(8)  Business Segment Information
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first half of 2001 and 2000: Coal, Carbon Dioxide, Natural Gas Well Servicing, and China.

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

                                          Carbon                Natural Gas
                              Coal        Dioxide    China     Well Servicing   Other     Totals
                              ----        -------    -----     --------------   -----     ------
   Three months ended
   ------------------
   June 30, 2001
   -------------
     Revenues from
       external  customers   $  45       $ 116      $   -       $   3          $   -     $  164
     Segment profit (loss)    (125)         87        (87)        (96)           (53)      (274)

   Three months ended
   ------------------
   June 30, 2000
   -------------
     Revenues from
       external  customers   $  11       $ 114      $   -       $   -          $   -     $  125
     Segment profit (loss)    (223)         91        (82)        (49)           (79)      (342)

   Six months ended
   ----------------
   June 30, 2001
   -------------
     Revenues from
       external  customers   $  97       $  242     $   -       $   3          $   -     $  342
     Segment profit (loss)    (243)         180      (177)       (102)          (104)      (446)
     Segment assets          1,642          436       156         183             61      2,478

   Six months ended
   ----------------
   June 30, 2000
   -------------
     Revenues from
       external  customers   $  23       $  213     $   -      $   65          $   -     $  301
     Segment profit (loss)    (439)         160      (191)        (76)          (153)      (699)
     Segment assets          1,415          455         -         237             60      2,167


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                   For the Three Months          For the Six Months
                                                           Ended                       Ended
                                                           -----                       -----
                                                  June 30,     June 30,       June 30,        June 30
                                                   2001         2000            2001           2000
                                                   ----         ----            ----           ----
Total loss for reportable segments                $ (274)      $ (342)         $ (446)        $ (699)

Net corporate costs not allocated to segments       (140)        (168)           (334)          (282)
                                                  ------       ------          ------         ------
     Total consolidated loss for continuing
        operations                                $ (414)      $ (510)         $ (780)        $ (981)
                                                  ======       ======          ======         ======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2000 and results of operations for the quarter ended June 30, 2001, compared to the prior year second quarter and the six months ended June 30, 2001 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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

     In April 1999 the Company adopted a plan to discontinue its "ITF" Segment, and those operations were reflected as discontinued operations in 1998. The majority of the assets of the ITF Segment were disposed of in November 1999 and the Company is pursuing the sale of the remaining assets. In December 1999 the Company adopted a plan to discontinue its "BE/IM" Segment, and those operations were reflected as discontinued operations in 1999. The Company is now in the process of liquidating those assets. In March 2001 the Company ceased providing financial support to ISITOP, Inc. and shortly thereafter its exclusive marketing license was terminated. Accordingly, the operations of the "ER" Segment have been reflected as discontinued.


Material changes in financial condition - June 30, 2001 as compared with December 31, 2000.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                            June 30,            December 31,         Increase
                              2001                  2000            (Decrease)
                              ----                  ----            ----------
Cash and cash equivalents   $   84,000        $    31,000         $    53,000

Working capital             $  618,000        $  (159,000)        $   777,000

Current ratio                2.16 to 1          0.79 to 1


     During the first six months of 2001, the Company increased its working capital by $777,000 from $(159,000) as of December 31, 2000. A related entity of the Chairman of the Board advanced $733,000 to the Company. As a result of the sale of the fixed assets held by the 50%-owned company in the WS Segment, $410,000 of a long-term note receivable were reclassified to current assets as of March 31, 2001. Payment of this amount was received on May 4, 2001. See note 3 to the financial statements. $223,000 of working capital were used to help fund the operations of the Coal Segment. There were net advances of $201,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. The Company received payments on notes receivable totaling $896,000 during the six months ended June 30, 2001. $177,000 and $103,000, respectively, were used to fund the startup activities of the China and e-Commerce Segments. The remainder of the working capital was utilized to fund other operations.

     The Company's principal business is coal reclamation, and this is where management's attention is primarily focused. The Coal Segment is pursuing two major coal projects at this time. If we are successful in concluding negotiations with third parties concerning the installation of the equipment needed, plant construction of the first project is expected to commence in the fourth quarter of 2001. However, there is no assurance this will occur. Negotiations are also in progress in connection with the second project. A bid has been submitted to the company involved for the first phase of the project which is expected to take approximately 12 months to complete. If we are the successful bidder, this phase is expected to commence early in the fourth quarter of 2001.

     Meanwhile, the outlook for the China Segment has brightened considerably. After almost three years of development activity, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four compost manufacturing facilities in which the Company will own an interest and will also receive an operating fee. Groundbreaking for the initial plant, located at Baoding in Hebei Province, occurred in early March and plant construction commenced in late May. Assuming we are able to meet our revised timetable for the construction of the four composting plants, the China Segment is expected to achieve a breakeven cash flow by year-end 2001 and the Company will no longer need to infuse capital to subsidize the segment's ongoing operations.

     The Company's project financing plans for the Coal Segment are on hold until the status of the two projects we're working on has been determined. Meanwhile, the Company's $300,000 bank line of credit together with the $2.0 million line of credit provided by a related party are expected to be sufficient to meet the Company's working capital requirements through 2001. In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. It is also pursuing a $750,000 loan backed by its CO2 reserves at McElmo Dome. On May 4, 2001, the fixed assets of the 50% owned company involved in natural gas well testing operations in northeastern Mexico were sold for $1,550,000, subject to a 90 day holdback of $150,000. $21,000 of the holdback was received in June 2001. It is anticipated that all liabilities of the subsidiary will be paid off in the third quarter of 2001 and that the Company will receive the balance of the holdback. The disposition of the Mexican assets and the payoff of the liabilities related thereto has eliminated $512,000 of contingent liabilities and generated more than $821,000 of cash for the Company.

     The Company's future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas, demand for the sale of the Company's environmental and technology services in China, demand for the Company's secure payment system for Internet transactions. and demand for the services provided by the Company's WS operations. The Company anticipates that its present working capital and available credit lines, together with funds expected to be generated from the sale of assets, are sufficient to enable it to fund its operations through 2001. Additionally, the McElmo Dome litigation is scheduled for trial on September 4, 2001, and there is the possibility that a settlement will be reached before the trial is concluded.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended June 30, 2001 as compared with the Quarter ended June 30, 2000.

     The net loss for the second quarter of 2001 was $489,000 compared to $856,000 for the 2000 second quarter. Continuing operations posted a net loss of $412,000 compared to a loss from continuing operations of $518,000 for the same period in 2000. In addition, the Company had losses from discontinued operations of $77,000 for the second quarter of 2001 compared to a loss of $338,000 for the comparable quarter of 2000.

     The operating loss in the Coal Segment decreased by $99,000. The operating profit in the CO2 Segment decreased $5,000. The China Segment reflected an operating loss of $82,000 for the second quarter of 2000. These operations are now conducted through an affiliate and as such are reflected in equity in unconsolidated affiliates, which posted a loss of $89,000 for the second quarter of 2001. The e-Commerce Segment incurred operating losses of $52,000 for the second quarter of 2001 compared to $79,000 in the second quarter of 2000. The operating loss in the Natural Gas Well Servicing Segment increased by $15,000. The operating loss in Other activities for the second quarter of 2001 decreased $18,000 compared to the same period in 2000. As a result, the operating loss for the current quarter decreased $206,000 to $398,000 versus $604,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                                  2001           2000
                                                  ----           ----
          Operating profit (loss):
             Coal reclamation               $    (124,000)  $   (223,000)
             Carbon dioxide                         86,000         91,000
             China                                       -       (82,000)
             e-Commerce                           (52,000)       (79,000)
             Natural gas well servicing           (63,000)       (48,000)
                                            -------------   -------------
                      Subtotal                   (153,000)      (341,000)
             Other                               (245,000)      (263,000)
                                            -------------   ------------
                                            $    (398,000)  $   (604,000)
                                            =============   ============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment increased its revenues to $45,000 for the second quarter of 2001 compared to $11,000 for the same period in 2000 as the result of obtaining several small consulting and coring jobs in the year 2001. Operating costs decreased $53,000 to $131,000 for the second quarter of 2001 compared to $184,000 for the same period in 2000. The decrease was primarily attributable to significantly lower labor costs related to the drilling work performed in 2001 versus 2000 as a result of a reduction in staffing. SG&A costs decreased $14,000 for the second quarter of 2001 compared to the same period in 2000. As a result, the operating loss for the second quarter of 2001 decreased $99,000 to $124,000 for the second quarter of 2001 compared to $223,000 in the second quarter of 2000.

Carbon dioxide

     Second quarter 2001 operations reflected an operating profit of $86,000 compared to $91,000 for the 2000 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $2,000 to $116,000 for the second quarter of 2001 compared to $114,000 for the same period in 2000. Higher oil and gas prices in 2000 and 2001 have caused an increase in the demand for CO2 gas for tertiary recovery. The increase in revenue for the current quarter was entirely due to higher pricing, with the Company receiving an average of $0.41 per mcf sold in the 2001 quarter versus $0.34 per mcf in the year earlier quarter. Volumes were actually down 52,000 mcf in the current quarter versus a year ago due to underproduction.

China

     The China Segment reflected an operating loss of $82,000 for the second quarter of 2000. Effective January 1, 2001, the operations of this segment are being conducted through an affiliate. The results of operations for the second quarter of 2001 were a loss of $89,000 and are included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the second quarter of 2001 or 2000.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $52,000 for the second quarter of 2001 versus an operating loss of $79,000 in the prior year quarter. The segment has cut back its pursuit of strategic alliances pending the issuance of pending patent claims. The segment had no revenues in either the second quarter of 2001 or 2000 while pursuing the development of its technology.

Natural gas well servicing

     The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January, 2000 after contracts with Petroleos Mexicanos ("Pemex") were not renewed. Assets of the 50%-owned well servicing company were sold in May 2001 and that company's operations have been discontinued. Beard's share of the operating losses from the discontinued company was $75,000 for the second quarter of 2001 versus a loss of $282,000 for the same period in 2000. The Company had booked an impairment provision of $100,000 for the first quarter of 2001. The $75,000 in operating losses for the second quarter represents an additional impairmnet provision relating to shutting down the natural gas well testing operations. The sand separator company incurred an operating loss of $63,000 for the second quarter of 2001 compared to a loss of $48,000 for the same period in 2000.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $245,000 for the second quarter of 2001 as compared to $263,000 for the same period of 2000. This reduction in operating losses was due primarily to lower professional fees.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased to $355,000 from $387,000 in the 2000 second quarter. The primary reasons for this were a $12,000 decrease in SG&A expenses incurred by the Coal Segment as the segment was downsized while its personnel continued to seek new opportunities for its technology during the second three months of 2001 compared to the same period in 2000. The e-Commerce Segment incurred $52,000 in SG&A for the second quarter of 2001 compared to $79,000 for the same period in 2000 as the segment scaled back its pursuit of strategic alliances. The WS Segment incurred $3,000 less in SG&A expenses for the second quarter of 2001 compared to the same period in 2000 as the segment ceased operations in Mexico while continuing to seek work for its sand separators in south Texas.

Depreciation, depletion and amortization expenses

     DD&A expense increased $15,000 from $28,000 in the second quarter of 2000 to $43,000 in the same period of 2001. The increase was due to an increase in the amount of equipment owned by the Company at June 30, 2001 compared to the same date in 2000 and a $14,000 impairment of certain intangibles owned by the sand separator company.

Other income and expenses

     The other income and expenses for the second quarter of 2001 netted to a loss of $16,000 compared to income of $94,000 for the same period in 2000. Interest income was up $5,000 for the second quarter of 2001 compared to the same period in 2000 as a result of increased amounts loaned to fund our partner's operations in Mexico. Interest expense was $50,000 higher as a result of the increase in debt, primarily to a related party. The Company realized a gain on sale of assets for the three months ended June 30, 2001 of $51,000 versus $10,000 in the prior year second quarter.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $49,000 for the second quarter of 2001 compared to income of $52,000 for the same period in 2000. The Company's equity in the earnings of Cibola decreased $7,000 from $47,000 for the second quarter of 2000 to $40,000 for the same period in 2001 reflecting Cibola's decline in operating results. Through a wholly-owned subsidiary, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the subsidiary devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The Company's share of the losses from these operations was $89,000 for the three months ended June 30, 2001.

Income taxes

     The Company made no provision for income taxes in the second quarter of 2001. The Company provided for $8,000 in federal alternative minimum tax expense in the second quarter of 2000. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization. The Company recorded a $2,000 reduction in taxes payable to Mexico during the second quarter of 2001.

Discontinued operations

     North American Brine Resources
     In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result of the discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual loss for the three months ended June 30, 2000 was $81,000 which was charged against the loss accrual recorded in 1999. Beard recorded a loss of $1,000 for the three months ended June 30, 2001 for net operating expenses of the smaller of two plans distributed to the Company in 2000. This loss was not anticipated in the loss accrual of 1999.

     As of June 30, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $154,000 and $42,000 respectively. The liabilities related to NABR's operations consisted primarily of accounts payable of $5,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2001.

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

     In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. ITF's revenues and actual operating losses were $580,000 and $37,000, respectively, for the three months ended June 30, 2000. The actual losses for the three months ended June 30, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999.

     Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. ITF had no revenues for the second quarter of 2001 and its actual operating losses were $6,000 for the same period. The actual losses for the three months ended June 30, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     As of June 30, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $499,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $28,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by year-end 2001.

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

     On May 4, 2001 the fixed assets of the LLC and its subsidiary were sold for $1,550,000, subject to a 90 day hold back of $150,000. As of June 30, 2001 the remaining assets of the two entities consisted of cash of $5,000 and accounts and other receivables totaling $194,000. It is anticipated that the remaining liabilities of the LLC and its subsidiary, consisting of taxes payable, trade accounts payable and accrued expenses of $219,000, $102,000 and $36,000, respectively, will be paid off in the third quarter of 2001 and that the entities will be dissolved in May of 2002.

     The Company recorded a loss of $238,000, including a provision of $100,000 for estimated losses from the discontinuation of operations, for the first three months of 2001. In the second quarter of 2001 an additional loss from discontinuance of $75,000 was recorded compared to a loss of $245,000 for the same period in 2000 relating to the operations of these entities.

     ISITOP, Inc.
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001 or in 2000. The segment's operating losses were less than $1,000 and $52,000 for the three months ended June 30, 2001 and 2000, respectively. ISITOP had no significant assets or liabilities at June 30, 2001.


Material changes in results of operations - Six months ended June 30, 2001 as compared with the Six months ended June 30, 2000.

     The net loss for the six months ended June 30, 2001 was $1,073,000, compared to a net loss of $1,644,000 for the first six months of the prior year. Continuing operations posted a net loss of $718,000 after tax credits of $62,000 compared to a loss from continuing operations of $995,000 after taxes of $14,000 for the same period in 2000. In addition, the Company had losses from discontinued operations of $355,000 and $649,000 for the first half of 2001 and 2000, respectively.

     Operating results of the Company's primary operating segments are reflected below:

                                                2001                 2000
                                                ----                 ----
        Operating profit (loss):
          Coal reclamation                $     (242,000)     $     (438,000)
          Carbon dioxide                         180,000             161,000
          China                                        -            (191,000)
          e-Commerce                            (103,000)           (154,000)
          Natural gas well servicing             (95,000)            (76,000)
                                          --------------      --------------
                    Subtotal                    (260,000)           (698,000)
          Other                                 (466,000)           (511,000)
                                          --------------      --------------
                     Total                $     (726,000)     $   (1,209,000)
                                          ==============      ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues increased to $97,000 for the first six months of 2001 compared to $23,000 for the same period in 2000 as the result of obtaining several small consulting and coring jobs in the year 2001. Despite the increase in revenues, operating costs decreased $99,000 to $260,000 for the first six months of 2001 compared to $359,000 for the same period in 2000. The decrease was primarily attributable to significant reductions in labor and other overhead costs achieved in the interim period. SG&A costs also decreased, dropping to $49,000 for the first six months of 2001 compared to $93,000 for the same period in 2000. As a result, the operating loss for the first six months of 2001 decreased $196,000 to $242,000 for the first six months of 2001 compared to $438,000 in the first six months of 2000.

Carbon dioxide

     Operations for the first six months of 2001 resulted in an operating profit of $180,000 compared to a $161,000 operating profit for the 2000 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $29,000 or 14% to $242,000 for the first six months of 2001 compared to $213,000 for the same period in 2000. The Company recorded $9,000 more in operating costs associated with the properties in the first half of 2001 compared to the same period in 2000. Higher oil and gas prices in 2000 and 2001 have caused an increase in the demand for CO2 gas for tertiary recovery. While production volumes for the McElmo Dome field increased for the first six months of 2001 compared to the same period in 2000, paid volumes to the Company's interest decreased as the Company reduced its overproduced status. The increase in revenue for the current six months was entirely due to higher pricing, with the Company receiving an average of $0.42 per mcf sold in the first six months of 2001 versus $0.30 per mcf in the year earlier period. Paid volumes were actually down 119,000 mcf in the current six months versus a year ago due to underproduction.

China

     The China Segment reflected an operating loss of $191,000 for the second quarter of 2000. Effective January 1, 2001, the operations of this segment are being conducted through an affiliate. The results of operations for the first six months of 2001 were a loss of $177,000 and are included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the first half of 2001 or 2000.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $103,000 for the first half of 2001 versus an operating loss of $154,000 in the prior year period. The segment has cut back its pursuit of strategic alliances pending the issuance of pending patent claims. The segment had no revenues in either the first half of 2001 or 2000 while pursuing the development of its technology.

Natural gas well servicing

     The operations of both of the companies comprising the WS Segment, which conduct natural gas well servicing operations in northeastern Mexico, were suspended in late January, 2000 after contracts with Petroleos Mexicanos ("Pemex") were not renewed. Assets of the 50%-owned well servicing company were sold in May 2001 and that company's operations have been discontinued. Beard's share of the operating losses from the discontinued company was $313,000 for the first half of 2001 versus a loss of $528,000 for the same period in 2000. The second quarter included a loss provision of $75,000 relating to the shutting down of the operations of the natural gas well servicing company. The sand separator company incurred an operating loss of $95,000 for the first half of 2001 compared to a loss of $76,000 for the same period in 2000.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $466,000 for the first half of 2001 as compared to $511,000 in the same period of 2000. Reasons for the decreased loss include a reduction of $15,000 in benefit administration costs, reductions in professional fees of $18,000, decreases in travel costs of $7,000, and reductions in several other expense categories as the Company found ways to reduce costs.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 2001 decreased to $670,000 from $817,000 for the 2000 six months. The Coal Segment had a decrease in SG&A expenses of $25,000 due primarily to reductions in staff and other expenses. The e-Commerce Segment incurred $53,000 less in SG&A costs as the segment scaled back its pursuit of strategic alliances. The WS Segment incurred $19,000 less SG&A expenses for the six months of 2001 compared to the same period of the prior year as the segment ceased operations in Mexico while continuing to seek work for its sand separators in south Texas. Other operations incurred approximately $19,000 less in SG&A for the six months of 2001 compared to the same period in 2000 primarily as a result of the decreased legal costs and by the reduction in other expenses discussed above.

Depreciation, depletion and amortization expenses

     DD&A expense increased $18,000 from $53,000 for the six months ended June 30, 2000 to $71,000 for the same period in 2001. The increase was due to an increase in the amount of equipment owned by the Company at June 30, 2001 compared to the same date in 2000 and includes an impairment of $14,000 associated with patent costs for the sand separator company in northeastern Mexico.

Other income and expense

     The other income and expenses for the first six months of 2001 netted to a loss of $54,000 compared to income of $228,000 for the same period in 2000. Interest income was up $19,000 for the first half of 2001 compared to the same period in 2000 as a result of increased amounts loaned to fund our partner's operations in Mexico. Interest expense was up $88,000 as a result of the increase in debt, primarily to a related party. The Company realized gains on sale of assets for the first six months of 2001 totaling $68,000 versus $10,000 in the prior year period.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $106,000 for the first six months of 2001 compared to income of $148,000 for the same period in 2000. The Company's equity in the earnings of Cibola decreased $73,000 from $144,000 for the first six months of 2000 to $71,000 for the same period in 2001 reflecting Cibola's decline in operating results. Through a wholly-owned subsidiary, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the subsidiary devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The Company's share of the losses from these operations was $177,000 for the first six months of 2001.

Income taxes

     The Company recorded refunds of $41,000, $2,000 and $19,000 for federal, foreign and state income taxes, respectively, in the first half of 2001 compared to $14,000 in alternative minimum tax expense in the same period in 1999. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     North American Brine Resources ("NABR")
     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended June 30, 2001 as compared with the Quarter ended June 30, 2000" under the "Discontinued Operations - North American Brine Resources" heading.

     NABR's actual loss for the six months ended June 30, 2000 was $137,000, the Company's share of which was charged against the loss accrual recorded in 1999. Beard recorded a loss of $26,000 for the six months ended June 30, 2001 for net operating expenses of the smaller of two plants distributed to the Company in 2000. This loss was not anticipated in the loss accrual of 1999.

     ITF Segment
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended June 30, 2001 as compared with the Quarter ended June 30, 2000" under the "Discontinued Operations - ITF Segment" heading.

     ITF's revenues and actual operating losses were $1,118,000 and $149,000, respectively, for the six months ended June 30, 2000. The actual losses for the six months ended June 30, 2000 were charged against the loss accrual recorded in the fourth quarter of 1999.

     ITF's revenues and actual operating losses were $7,000 and $37,000, respectively, for the six months ended June 30, 2001. The actual losses for the six months ended June 30, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     ITS-TESTCO, L.L.C.
     Complete details concerning the discontinuance of the Company's natural gas well testing operations in Mexico are contained in "Material changes in results of operations - Quarter ended June 30, 2001 as compared with the Quarter ended June 30, 2000" under the "Discontinued Operations - ITS-Testco, L.L.C." heading.

     ISITOP, Inc.
     Complete details concerning the discontinuance of the Company's environmental remediation ("ER") Segment are contained in "Material changes in results of operations - Quarter ended June 30, 2001 as compared with the Quarter ended June 30, 2000" under the "Discontinued Operations - ISITOP, Inc." heading.

     ISITOP had no revenues for either of the six-month periods ended June 30, 2001 or 2000, respectively. The segment's operating losses were $17,000 and $117,000 for the six months ended June 30, 2001 and 2000, respectively

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July, 1999, that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No.
133. If the provisions of SFAS No. 133 and No. 138 were to be applied as of June 30, 2001, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the year then ended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2001, the Company had notes receivable of $616,000 and long-term debt of $2,146,000. The notes receivable and $1,846,000 of the long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. At June 30, 2001, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by less than $19,000. The remaining $300,000 of debt bears interest at a variable rate which is one-half percent above Chase Manhattan prime rate. The Company's interest expense would be increased by less than $1,000 as a result of a 10% increase in interest rates on this variable rate debt.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Commencing on April 27, 2001, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

     (a) The annual meeting was held on June 7, 2001.

     (b) The business of the meeting included the election of Harlon E. Martin, Jr. and Herb Mee, Jr. to serve as directors for three year terms or until their successors have been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

W.M. Beard   (2002)      Allan R. Hallock   (2003)      Ford C. Price   (2003)

     In addition to the above, Michael E. Carr, elected in 1994 to serve as a director by the preferred stockholders, will continue to serve until his successor has been elected and qualified.

     The table below sets forth the voting for election of directors:

                         Votes      Votes    Votes                    Broker
 Name of Nominee          For      Against  Withheld  Abstentions   Non-Votes
 ---------------          ---      -------  --------  -----------   ---------
Harlon E. Martin, Jr.   1,700,719    -0-     123,812     -0-         111,408
Herb Mee, Jr.           1,700,719    -0-     123,812     -0-         111,408

     (c) The business of the meeting also included a proposal to approve an Amendment to The Beard Company Deferred Stock Compensation Plan which was adopted by the Board of Directors in October 2000 subject to stockholder approval. The table below sets forth the voting for such proposal:

                    Votes         Votes                      Broker
                     For         Against    Abstentions    Non-Votes
                     ---         -------    -----------    ---------
                  1,685,921      137,307       1,303        111,408

     (d) At the meeting the stockholders also voted to approve the appointment of Cole & Reed, P.C. as independent certified public accountants for fiscal year 2001. The table below sets forth the voting for such proposal:

                   Votes          Votes                     Broker
                    For          Against    Abstentions    Non-Votes
                    ---          -------    -----------    ---------
                  1,823,262        37          1,232        111,408

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

10(c) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).*

10(d) Amendment No. Two to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended June 7, 2001. (The Amended Plan supersedes the original Plan adopted on June 3, 1996, and amended on July 21, 1999. This Exhibit has previously been filed as Exhibit A, filed on April 19, 2001 to Registrant's Proxy Statement dated April 19, 2001, and same is incorporated herein by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g) Nonqualified Stock Option Agreement by and between Robert A. McDonald and ISITOP, dated November 12, 1998. . (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h) Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

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

10(p) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 31, 2001. (This Exhibit has been previously filed as Exhibit 10(p) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(q) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 30, 2001.

10(r) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(s) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(t) Promissory Note from Registrant to the Trustees of the Unitrust dated October 20, 2000. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10(u) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated March 31, 2001. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(v) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated June 30, 2001.

10(w) Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(x) Extension Promissory Note from Registrant to BOK dated September 30, 2000. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(y) Extension Promissory Note from Registrant to BOK dated March 15, 2001. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(z)     Extension Promissory Note from Registrant to BOK dated June 30,
          2001.

10(aa) Guaranty Agreement between the Unitrust and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(bb) Guaranty Agreement between W. M. Beard and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(cc) Asset Purchase and Sale Agreement among Testco Inc. de Mexico, S.A. de C.V. and ITS-Testco, LLC and PD Oilfield Services Mexicana, S. de R.L. de C.V., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(dd) Asset Purchase and Sale Agreement between ITS-Testco, LLC and Inter-Tech Drilling Solutions, Inc., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

---------------

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

                                        (Registrant)   THE BEARD COMPANY

                                           /s/ Herb Mee, Jr.
     (Date)   August 14, 2001              Herb Mee, Jr., President and
                                           Chief Financial Officer

                                           /s/ Jack A. Martine
     (Date)   August 14, 2001              Jack A. Martine, Controller and
                                           Chief Accounting Officer

                               INDEX TO EXHIBITS
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

10(o)     Amended Letter Loan Agreement by      Incorporated herein by reference
          and between Registrant and the
          Unitrust dated September 1, 2000.

10(p)     Amended Letter Loan Agreement by      Incorporated herein by reference
          and between Registrant and the
          Unitrust dated March 31, 2001.

10(q)     Amended Letter Loan Agreement by      Filed herewith electronically
          and between Registrant and the
          Unitrust dated June 30, 2001

10(r)     Promissory Note from Registrant to    Incorporated herein by reference
          the Trustees of the Unitrust dated
          April 3, 2000.

10(s)     Renewal Promissory Note from          Incorporated herein by reference
          Registrant to the Trustees of the
          Unitrust dated September 1, 2000.

10(t)     Promissory Note from Registrant to    Incorporated herein by reference
          the Trustees of the Unitrust dated
          October 20, 2000.

10(u)     Renewal Promissory Note from          Incorporated herein by reference
          Registrant to the Trustees of the
          Unitrust dated March 31, 2001.

10(v)     Renewal Promissory Note from          Filed herewith electronically
          Registrant to the Trustees of the
          Unitrust dated June 30, 2001

10(w)     Promissory Note from Registrant to    Incorporated herein by reference
          Bank of Oklahoma, N.A. ("BOK")
          dated August 30, 2000.

10(x)     Extension Promissory Note from        Incorporated herein by reference
          Registrant to BOK dated September
          30, 2000.

10(y)     Extension Promissory Note from        Incorporated herein by reference
          Registrant to BOK dated March 15,
          2001.

10(z)     Extension Promissory Note from        Filed herewith electronically
          Registrant to BOK dated June 30,
          2001.

10(aa)    Guaranty Agreement between the        Incorporated herein by reference
          Unitrust and BOK dated August 30,
          2000.

10(bb)    Guaranty Agreement between W. M.      Incorporated herein by reference
          Beard and BOK dated August 30,
          2000.

10(cc)    Asset Purchase and Sale Agreement     Incorporated herein by reference
          among Testco Inc. de Mexico, S.A.
          de C.V. and ITS-Testco, LLC and PD
          Oilfield Services Mexicana, S. de
          R.L. de C.V., dated May 4, 2001.

10(dd)    Asset Purchase and Sale Agreement     Incorporated herein by reference
          between ITS-Testco, LLC and
          Inter-Tech Drilling Solutions, Inc.,
          dated May 4, 2001.