Form 10-Q
period 2001-09-30
BEARD CO /OK
filed 2001-11-19
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2001 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2001.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements............................................3

    Balance Sheets - September 30, 2001 (Unaudited) and
       December 31, 2000.................................................3

    Statements of Operations - Three Months and Nine Months
       ended September 30, 2001 and 2000 (Unaudited).....................4

    Statements of Shareholders' Equity - Year ended December 31, 2000 and Nine Months ended September 30, 2001 (Unaudited)..............5

    Statements of Cash Flows - Nine Months ended
       September 30, 2001 and 2000 (Unaudited)...........................6

    Notes to Financial Statements (Unaudited)............................8

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....23


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities..........................................24

Item 6.  Exhibits and Reports on Form 8-K...............................24

Signatures..............................................................28

Item 1. Financial Statements

                                THE BEARD COMPANY AND SUBSIDIARIES
                                          Balance Sheets
                       September 30, 2001 (Unaudited) and December 31, 2000
                                                                     September 30,      December 31,
                              Assets                                     2001                2000
                              ------                                     ----                ----
Current assets:
         Cash and cash equivalents                                 $     32,000       $     31,000
         Accounts receivable, less allowance for doubtful
            receivables of $292,000 in 2001 and 2000                    166,000            337,000
         Inventory                                                       78,000            129,000
         Prepaid expenses and other assets                               22,000             39,000
         Current portion of notes receivable                            543,000             80,000
                                                                   ------------       ------------
                           Total current assets                         841,000            616,000
                                                                   ------------       ------------

Notes receivable                                                        463,000            789,000

Investments and other assets                                            192,000            467,000

Property, plant and equipment, at cost                                5,320,000          5,364,000
         Less accumulated depreciation, depletion and amortization    2,291,000          2,198,000
                                                                   ------------       ------------
                           Net property, plant and equipment          3,029,000          3,166,000
                                                                   ------------       ------------

Intangible assets, at cost                                               58,000             50,000
         Less accumulated amortization                                   16,000              1,000
                                                                   ------------       ------------
                           Net intangible assets                         42,000             49,000
                                                                   ------------       ------------
                                                                   $  4,567,000       $  5,087,000
                                                                   ============       ============


                            Liabilities and Shareholders' Equity
                            ------------------------------------

Current liabilities:
         Trade accounts payable                                    $    107,000       $    167,000
         Accrued expenses                                               409,000            578,000
         Current maturities of long-term debt                           306,000             30,000
                                                                   ------------       ------------
                           Total current liabilities                    822,000            775,000
                                                                   ------------       ------------
Long-term debt less current maturities                                   21,000            347,000

Long-term debt - related entities                                     2,312,000          1,081,000

Other long-term liabilities                                             108,000            112,000

Redeemable preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding in 2001 and 2000 (note 4)                       889,000            889,000

Common shareholders' equity:
         Common stock of $.001333 par value per share; 7,500,000
            shares authorized; 2,123,898 shares issued
            and outstanding in 2001 and 2000                              3,000              3,000
         Capital in excess of par value                              38,055,000         37,986,000
         Accumulated deficit                                        (35,769,000)       (34,247,000)
         Accumulated other comprehensive income                         (28,000)           (13,000)
         Treasury stock, 295,053, at cost, in 2001 and 2000          (1,846,000)        (1,846,000)
                                                                   ------------       ------------
                           Total common shareholders' equity            415,000          1,883,000
                                                                   ------------       ------------
Commitments and contingencies (note 7)
                                                                   $  4,567,000       $  5,087,000
                                                                   ============       ============

See accompanying notes to financial statements.


                                               THE BEARD COMPANY AND SUBSIDIARIES
                                                    Statements of Operations
                                                          (Unaudited)
                                                                  For Three Months Ended           For Nine Months Ended
                                                                  ----------------------           ---------------------
                                                               September 30,   September 30,    September 30,    September 30,
                                                                   2001            2000            2001              2000
                                                               -------------   -------------    -------------    -------------
Revenues:
     Coal reclamation                                           $   23,000      $   61,000      $   120,000      $    84,000
     Carbon dioxide                                                100,000         125,000          342,000          338,000
     China                                                               -               -                -                -
     e-Commerce                                                          -               -                -                -
     Other                                                           6,000           6,000           18,000           21,000
                                                                ----------      ----------      -----------      -----------
                                                                   129,000         192,000          480,000          443,000
                                                                ----------      ----------      -----------      -----------
Expenses:
     Coal reclamation                                              135,000         133,000          395,000          492,000
     Carbon dioxide                                                 28,000          33,000           73,000           69,000
     China                                                               -          78,000                -          268,000
     e-Commerce                                                          -               -                -                -
     Selling, general and administrative                           288,000         314,000          904,000        1,050,000
     Depreciation, depletion & amortization                         24,000          23,000           68,000           64,000
     Other                                                           3,000               -           20,000           22,000
                                                                ----------      ----------      -----------      -----------
                                                                   478,000         581,000        1,460,000        1,965,000
                                                                ----------      ----------      -----------      -----------
Operating profit (loss):
     Coal reclamation                                             (143,000)        (97,000)        (385,000)        (535,000)
     Carbon dioxide                                                 64,000          84,000          244,000          245,000
     China                                                               -        (100,000)               -         (291,000)
     e-Commerce                                                    (34,000)        (61,000)        (137,000)        (215,000)
     Other, primarily corporate                                   (236,000)       (215,000)        (702,000)        (726,000)
                                                                ----------      ----------      -----------      -----------
                                                                  (349,000)       (389,000)        (980,000)      (1,522,000)
Other income (expense):
     Interest income                                                54,000          41,000          130,000           98,000
     Interest expense                                              (56,000)        (22,000)        (144,000)         (30,000)
     Equity in operations of unconsolidated affiliates             (50,000)         65,000         (156,000)         213,000
     Gain on sale of assets                                         11,000         196,000           79,000          206,000
     Minority interest in operations of subsidiary                       -               -                -           16,000
     Other                                                          (1,000)          4,000            5,000           10,000
                                                                ----------      ----------      -----------      -----------
Loss from continuing operations before income taxes               (391,000)       (105,000)      (1,066,000)      (1,009,000)
Income taxes (note 6)                                                    -               -           60,000          (14,000)
                                                                ----------      ----------      -----------      -----------
Loss from continuing operations                                   (391,000)       (105,000)      (1,006,000)      (1,023,000)

     Loss from discontinued operations                             (58,000)       (386,000)        (516,000)      (1,112,000)
                                                                ----------      ----------      -----------      -----------
Net loss                                                        $ (449,000)     $ (491,000)     $(1,522,000)     $(2,135,000)
                                                                ==========      ==========      ===========      ===========

Net loss per average common share outstanding:
     Basic and diluted:
        Loss from continuing operations                         $    (0.21)     $    (0.06)     $     (0.55)     $     (0.56)
        Loss from discontinued operations                            (0.03)          (0.21)           (0.28)           (0.61)
                                                                ----------      ----------      -----------      -----------
        Net loss                                                $    (0.24)     $    (0.27)     $     (0.83)     $     (1.17)
                                                                ==========      ==========      ===========      ===========


Weighted average common shares outstanding -
     basic and diluted                                           1,829,000       1,829,000        1,829,000        1,829,000
                                                                ==========      ==========      ===========      ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                                 Statements of Shareholders' Equity
                                                                                       Accumulated                       Total
                                                        Capital in                        Other                         Common
                                            Common      Excess of      Accumulated    Comprehensive  Treasury        Shareholders'
                                             Stock      Par Value        Deficit         Income        Stock            Equity
                                             -----      ---------        -------         ------        -----            ------

Balance, December 31, 1999                 $  3,000   $ 37,723,000   $( 31,218,000)   $    4,000   $( 1,846,000)   $   4,666,000

  Net loss                                        -              -      (3,029,000)            -              -       (3,029,000)
  Comprehensive income:
    Foreign currency translation
      adjustment                                  -              -               -       (17,000)             -          (17,000)
                                                                                                                   -------------
  Comprehensive loss                              -              -               -             -              -       (3,046,000)
                                                                                                                   -------------
  Reservation of shares pursuant to
    deferred compensation plan                    -        263,000               -             -              -          263,000
                                           --------   ------------   -------------    ----------   ------------    -------------

Balance, December 31, 2000                    3,000     37,986,000     (34,247,000)      (13,000)    (1,846,000)       1,883,000

  Net loss, nine months ended September
    30, 2001 (unaudited)                          -              -      (1,522,000)            -              -       (1,522,000)
  Comprehensive income:
    Foreign currency translation
      adjustment (unaudited)                      -              -               -       (15,000)             -          (15,000)
                                                                                                                    ------------
  Comprehensive loss (unaudited)                  -              -               -             -              -       (1,537,000)
                                                                                                                    ------------
  Reservation of shares pursuant to
    deferred compensation plan
    (unaudited)                                   -         69,000               -             -              -           69,000
                                           --------   ------------   -------------    ----------   ------------    -------------
Balance, September 30, 2001 (unaudited)    $  3,000   $ 38,055,000   $( 35,769,000)   $(  28,000)  $( 1,846,000)   $     415,000
                                           ========   ============   =============    ==========   ============    =============

See accompanying notes to financial statements.

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Cash Flows
                                                 (Unaudited)
                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                September 30, 2001        September 30, 2000
                                                                ------------------        ------------------
Operating activities:
      Cash received from customers                               $     646,000            $     2,167,000
      Cash paid to suppliers and employees                          (1,841,000)                (4,073,000)
      Interest received                                                107,000                     74,000
      Interest paid                                                    (98,000)                   (32,000)
      Taxes received (paid)                                             60,000                    (20,000)
                                                                 -------------            ---------------
           Net cash used in operating activities                    (1,126,000)                (1,884,000)
                                                                 -------------            ---------------

Investing activities:
      Acquisition of property, plant and equipment                     (71,000)                  (268,000)
      Proceeds from sale of assets                                     162,000                    424,000
      Proceeds from redemptions of certificates of deposit                   -                    280,000
      Distribution from partnership                                          -                    230,000
      Investment in and advances to fifty percent-owned
         subsidiary                                                   (418,000)                  (343,000)
      Advances for notes receivable                                   (707,000)                  (302,000)
      Payments on notes receivable                                     979,000                    143,000
      Other                                                              6,000                    212,000
                                                                 -------------            ---------------
           Net cash provided by (used in) investing activities         (49,000)                   376,000
                                                                 -------------            ---------------

Financing activities:
      Payments on line of credit and term notes                       (387,000)                   (63,000)
      Proceeds from notes                                            1,563,000                  1,025,000
                                                                 -------------            ---------------
        Net cash provided by financing activities                    1,176,000                    962,000
                                                                 -------------            ---------------

Net increase (decrease) in cash and cash equivalents                     1,000                   (546,000)

Cash and cash equivalents at beginning of period                        31,000                    767,000
                                                                 -------------            ---------------
Cash and cash equivalents at end of period                       $      32,000            $       221,000
                                                                 =============            ===============

Continued

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Cash Flows
                                                 (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                 September 30, 2001       September 30, 2000
                                                                 ------------------       ------------------
Net loss                                                          $    (1,522,000)         $    (2,135,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation, depletion and amortization                            107,000                   82,000
      Gain on sale of assets                                              (96,000)                (206,000)
      Equity in net loss of unconsolidated affiliates                     468,000                  584,000
      Net cash used by discontinued operations offsetting
        accrued impairment loss                                           (44,000)                (180,000)
      Minority interest in operations of consolidated subsidiary                -                  (16,000)
      Noncash compensation expense                                              -                    6,000
      Other                                                                     -                    1,000
      (Increase) decrease in accounts receivable, prepaid
        expenses and other current assets                                  47,000                  (63,000)
      Decrease in inventories                                              51,000                    1,000
      Increase (decrease)in accounts payable, accrued
        expenses and other liabilities                                   (137,000)                  42,000
                                                                  ---------------          ---------------
      Net cash used in operating activities                       $    (1,126,000)         $    (1,884,000)
                                                                  ===============          ===============

Supplemental Schedule of Noncash Investing and Financing Activities:
      Issuance of subsidiary common stock in exchange for
        ownership in applied-for patents                          $             -          $        10,000
                                                                  ===============          ===============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                           September 30, 2001 and 2000
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

     Basis of Presentation
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2000 annual report on Form 10-K.

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

     The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities and the sale of technical services in China. The e-Commerce Segment consists of a 78.4%-owned subsidiary in the process of developing and implementing systems and technologies related to Internet commerce.

     As discussed in note 3: (1) In April 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities business (the "ITF" Segment); (2) in December 1999 the Management Committee of North American Brine Resources ("NABR") adopted a plan to discontinue its brine extraction/iodine manufacturing business which comprised the Company's ("BE/IM") Segment; (3) in March 2001 the Company ceased providing financial support to its environmental remediation ("ER") subsidiary, its exclusive marketing license was subsequently cancelled, and the ER Segment was discontinued; and (4) in May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in the Natural Gas Well Servicing ("WS") Segment were sold and in August 2001, the Company ceased pursuing opportunities in Mexico and the segment was discontinued.

     Reclassifications
     Certain 2000 balances have been reclassified to conform to the 2001 presentation.

(2)  Liquidity and Ability to Fund Operations
     Despite continuing operating losses during the past 12 months, the Company's cash and cash equivalents increased slightly from $31,000 at December 31, 2000 to $32,000 at September 30, 2001. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, and an additional $850,000 in the first nine months of 2001. $2.35 million of such funding were from affiliates of the Company's chairman. In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. The sale of the fixed assets of the Company's 50%-owned investee in the well testing business on May 4, 2001, resulted in the distribution of $821,000 of cash to the Company and the reclassification of a portion of a note receivable from long-term to current. As a consequence, working capital improved $178,000 during the first nine months of 2001. To further bolster working capital, the Company is also currently pursuing a $200,000 increase in its bank line of credit.

     The Company is focusing on replacing its Coal Segment's revenues and is currently working on four new pond reclamation projects, two of which are expected to mature into operating projects for the segment by mid-year 2002. The segment is currently negotiating with a Fortune 500 company which has made the decision to install a clean coal preparation plant at a pond in West Virginia. The segment is negotiating with third parties concerning the installation of the equipment needed for the project. If such negotiations are successfully concluded, plant construction is expected to commence in the second quarter of 2002. Negotiations are also in progress in connection with the second project. A bid has been submitted to the company involved for the first phase of the project which is expected to take approximately nine months to complete. If we are the successful bidder, this phase is expected to commence in the first quarter of 2002. Bidding on the third project will occur this month. Discussions are underway in connection with the fourth project; if we should end up as the successful bidder, this project is expected to commence in the first quarter of 2002.

     Meanwhile, the outlook for the China Segment has brightened considerably. Three years of development activity are finally starting to bear fruit. The segment has active contracts and has formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of two compost manufacturing facilities in which the Company will own an interest and will also receive an operating fee. Groundbreaking for the initial plant, located at Baoding in Hebei Province, occurred in early March of this year, construction commenced in late May and the plant is expected to be completed in June, 2002. If the China Segment is able to meet its revised timetable for the construction of the two composting plants, it is expected to generate positive cash flow in the first half of 2002 and the Company will no longer need to infuse capital to subsidize the segment's ongoing operations.

     The Company expects that present working capital, coupled with the cash expected to be generated from the sale of assets and funds available on its existing lines of credit will be sufficient to continue operations through 2001 and until the operations of the contemplated coal projects have come on stream. In addition, fees generated in China by the new plant already under construction and from two additional plants expected to be started in the first quarter of 2002 are anticipated to generate significant cash flow which is expected to become available in 2002.

(3)  Discontinued Operations
     BE/IM Segment
     In December 1999, the Management Committee of NABR adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result of the discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual operating results for the three and nine month periods ended September 30, 2000 were losses of $139,000 and $276,000, respectively, the Company's share of which were charged against the loss accrual recorded in 1999. NABR's actual operating results for the three and nine month periods ended September 30, 2001 were losses of $2,000 and $45,000, respectively, which were charged against the loss accrual recorded in 1999. In addition, the Company recorded losses of $22,000 and $48,000 for the three and nine month periods ended September 30, 2001, respectively, for the operations of the smaller of the two plants distributed to Beard from NABR. These losses were not anticipated in the loss accrual of 1999.

     As of September 30, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $70,000 and $78,000, respectively. The liabilities related to NABR's operations consisted primarily of accounts payable of $7,000 and accrued expenses of $178,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by March 31, 2002.

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

     In the fourth quarter of 1999, Beard recorded an additional $214,000 loss related to the discontinued ITF Segment. Revenues from the discontinued ITF Segment were $580,000 and $1,118,000, respectively, for the three and six month periods ended June 30, 2000. ITF's actual operating losses for the three and six month periods ended June 30, 2000 were $37,000 and $149,000, respectively. Such losses were charged against the loss accrual recorded in the fourth quarter of 1999.

     Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The discontinued ITF Segment had no revenues for the three months ended September 30, 2001 while recording revenues of $7,000 for the nine month period ended September 30, 2001. ITF's actual operating losses for the three and nine month periods ended September 30, 2001 were $7,000 and $44,000, respectively. Such losses were charged against the loss accrual recorded in the fourth quarter of 2000.

     As of September 30, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $499,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $21,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by mid-year 2002.

     WS Segment
     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a hold back of $150,000. $21,000 of the hold back was received in June 2001. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     Beard's share of operating losses from the discontinued segment was $36,000 and $451,000, respectively for the three and nine month periods ending September 30, 2001. The nine month period included a provision of $175,000 for estimated losses from the discontinuation of operations. Actual operating losses of $25,000 for the three months ending September 30, 2001 were charged against the impairment reserve established above. The remaining $10,000 of losses for the three months ending September 30, 2001 were associated with the operations of the sand separator company and were not anticipated in the loss accrual. Beard's share of operating losses from the discontinued segment was $322,000 and $931,000, respectively for the three and nine month periods ending September 30, 2000.

     As of September 30, 2001 the WS Segment had cash of $40,000 and accounts receivable totaling $99,000. The remaining equipment consisted of five sand separators and a number of tanks having a total recorded value of $357,000. The significant liabilities of the segment consisted of taxes payable, trade accounts payable and other accrued expenses totaling $104,000. It is anticipated that all liabilities of the segment will be paid off prior to year-end 2001 and that the companies in the segment will be dissolved in May of 2002.

     ISITOP, Inc.
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001 or in 2000. ISITOP's operating losses totaled none and $17,000 for the third quarter and nine months of 2001, respectively. The operating losses totaled $14,000 and $131,000 for the three and nine month periods of 2000, respectively. ISITOP had no significant assets or liabilities at September 30, 2001.

(4)  Redeemable Preferred Stock
     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2001 operations through September 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

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

(6)  Income Taxes
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded refunds of $41,000, $2,000 and $17,000 for federal, foreign and state income taxes, respectively, for the nine months ended September 30, 2001. The provision for income taxes for the three and nine months ended September 30, 2000 consist of federal alternative minimum tax of none and $14,000, respectively.

     At September 30, 2001, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                  Expiration
                                                     Date             Amount
                                                     ----             ------
Federal regular tax operating loss carryforwards   2004-2009         $ 52,600

Tax depletion carryforward                         Indefinite        $  5,500


(7)  Commitments and Contingencies
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     In connection with the sale of the fixed assets of the Mexican well testing operations the Company and its 50% partner have each, as to 50%, indemnified the purchaser from and against any claims, demands, actions, damages, cause of action, cost, liability, penalties and expense (including reasonable legal fees) that purchaser or its successors or assigns may suffer arising from the Mexican subsidiary's failure to file any applicable tax returns or pay any and all of its taxes which had accrued prior to the sale date. As of September 30, 2001, the accrued tax liabilities were estimated to be $8,000, with the Company liable for one-half of such amount. The Company is fully liable for accrued tax liabilities estimated to be $29,000 related to the wholly-owned sand separator company.

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

(8)  Business Segment Information
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2001 and 2000: Coal, Carbon Dioxide, China and e-Commerce.

     The Coal Segment is in the business of operating coal fines reclamation and/or briquetting facilities in the U.S. and is pursuing the development of advanced fine coal preparation processes. The Carbon Dioxide Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities and the sale of technical services. The e-Commerce Segment is pursuing the development of a proprietary Internet-only payment system.

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

                                          Carbon
                                  Coal    Dioxide      China      e-Commerce  Totals
                                  ----    -------      -----      ----------  ------
 Three months ended
 ------------------
 September 30, 2001
 ------------------
Revenues from
  external  customers           $   23    $  100        $   -       $   -     $  123
Segment profit (loss)             (144)       63          (72)        (34)      (187)

 Three months ended
 ------------------
 September 30, 2000
 ------------------
Revenues from
  external  customers           $   61    $  125        $   -       $   -     $  186
Segment profit (loss)              (97)       84         (100)        (61)      (174)

 Nine months ended
 ------------------
 September 30, 2001
 ------------------
Revenues from
  external  customers           $  120    $  342        $   -       $   -     $  462
Segment profit (loss)             (387)      244         (250)       (139)      (532)
Segment assets                   1,647       432            -          61      2,140

 Nine months ended
 ------------------
 September 30, 2000
 ------------------
Revenues from
  external  customers           $   84    $  338        $   -       $   -     $  422
Segment profit (loss)             (537)      245         (291)       (215)      (798)
Segment assets                   1,699       455            -          59      2,213

     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                          For the Three Months Ended                For the Nine Months Ended
                                       -------------------------------------  -----------------------------------
                                        September 30,     September 30,        September 30,       September 30,
                                             2001             2000                 2001                 2000
                                       -------------------------------------  -------------------------------------
     Total loss for reportable
       segments                         $  (187)          $  (174)            $  (532)             $  (798)
     Net corporate costs not
     allocated to segments                 (204)               69                (534)                (211)
                                       -------------------------------------  -------------------------------------
     Total consolidated loss from
       continuing operations before
       income taxes                     $  (391)          $  (105)           $ (1,066)            $ (1,009)
                                       =====================================  =====================================

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2000 and results of operations for the quarter ended September 30, 2001 compared to the prior year third quarter and the nine months ended September 30, 2001 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2000 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities and the sale of technical services in China. The e-Commerce Segment consists of a subsidiary which is pursuing the development of a proprietary Internet-only payment system.

     In April 1999 the Company adopted a plan to discontinue its ITF Segment, and those operations were reflected as discontinued operations in 1998. The majority of the assets of the ITF Segment were disposed of in November 1999 and the Company is pursuing the sale of the remaining assets. In December 1999 the Company adopted a plan to discontinue its BE/IM Segment, and those operations were reflected as discontinued operations in 1999. The Company is now in the process of liquidating those assets. In March 2001 the Company ceased providing financial support to ISITOP, Inc. and shortly thereafter its exclusive marketing license was terminated. Accordingly, the operations of the ER Segment have been reflected as discontinued. In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in the WS Segment were sold. In August 2001 the Company ceased pursuing opportunities in Mexico related to the sand separator assets previously operated in Mexico in the WS Segment, and the Company has since been pursuing the sale of the segment's remaining assets. As a result, the operations of the WS Segment have now been reflected as discontinued.


Material changes in financial condition - September 30, 2001 as compared with December 31, 2000.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                          September 30,    December 31,    Increase
                              2001            2000        (Decrease)
                              ----            ----        ----------
Cash and cash equivalents   $  32,000      $  31,000      $   1,000

Working capital             $  19,000      $(159,000)     $ 178,000

Current ratio               1.02 to 1      0.79 to 1

     During the first nine months of 2001, the Company increased its working capital by $178,000 from $(159,000) as of December 31, 2000. Entities related to the Chairman of the Board advanced $1,183,000 to the Company. As a result of the sale of the fixed assets held by the 50%-owned company in the WS Segment, $410,000 of a long-term note receivable were reclassified to current assets as of March 31, 2001. Payment of this amount was received on May 4, 2001. See note 3 to the financial statements. $368,000 of working capital were used to help fund the operations of the Coal Segment. There were net advances of $71,000 to the Company's joint venture involved in natural gas well testing in northeastern Mexico. The Company received payments on notes receivable totaling $979,000 during the nine months ended September 30, 2001. $250,000 and $139,000, respectively, were used to fund the startup activities of the China and e-Commerce Segments. The remainder of the working capital was utilized to fund other operations.

     The Company is focusing on replacing its Coal Segment's revenues and is currently working on four new pond reclamation projects, two of which are expected to mature into operating projects for the segment by mid-year 2002. The segment is currently negotiating with a Fortune 500 company which has made the decision to install a clean coal preparation plant at a pond in West Virginia. The segment is negotiating with third parties concerning the installation of the equipment needed for the project. If such negotiations are successfully concluded, plant construction is expected to commence in the second quarter of 2002. Negotiations are also in progress in connection with the second project. A bid has been submitted to the company involved for the first phase of the project which is expected to take approximately nine months to complete. If the Company is the successful bidder, this phase is expected to commence in the first quarter of 2002. Bidding on the third project will occur this month. Discussions are underway in connection with the fourth project; if we should end up as the successful bidder, this project is expected to commence in the first quarter of 2002. There is no assurance that the Company will be the successful bidder on any of these projects.

     Meanwhile, the outlook for the China Segment has brightened considerably. Three years of development activity are finally starting to bear fruit. The segment has active contracts and has formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of two compost manufacturing facilities in which the Company will own an interest and will also receive an operating fee. Groundbreaking for the initial plant, located at Baoding in Hebei Province, occurred in early March of this year, construction commenced in late May and the plant is expected to be completed in June, 2002. If the China Segment is able to meet its revised timetable for the construction of the two composting plants, it is expected to generate positive cash flow in the first half of 2002, and the Company will no longer need to infuse capital to subsidize the segment's ongoing operations.

     The Company's project financing plans for the Coal Segment are on hold until the status of the projects we're working on has been determined. Meanwhile, the Company's $300,000 bank line of credit together with the $2.25 million line of credit provided by a related party are expected to be sufficient to meet the Company's working capital requirements through 2001. In addition, the Company expects to generate cash from the disposition of assets of discontinued operations and from the pay down of notes receivable. It is also pursuing a $200,000 increase in its bank line of credit. On May 4, 2001, the fixed assets of the 50% owned company involved in natural gas well testing operations in northeastern Mexico were sold for $1,550,000, subject to a 90 day holdback of $150,000. $21,000 of the holdback was received in June 2001. It is anticipated that all liabilities of the subsidiary will be paid off in the fourth quarter of 2001 and that the Company will receive the balance of the holdback. The disposition of the Mexican assets and the payoff of the liabilities related thereto has eliminated $512,000 of contingent liabilities and generated more than $970,000 of cash for the Company.

     The Company's future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas, demand for the sale of the Company's environmental and technology services in China, and demand for the Company's secure payment system for Internet transactions. The Company expects that present working capital, coupled with the cash expected to be generated from the sale of assets and funds available on its existing lines of credit will be sufficient to continue operations through 2001 and until the operations of the contemplated coal projects have come on stream. In addition, cash flow from fees generated in China by the new plant already under construction and from two additional plants expected to be started in the first quarter of 2002 are anticipated to generate significant cash flow which is expected to become available in 2002. However, until agreements have been negotiated in connection with the third plant, there is no assurance that the fees from such plant will materialize.

     Additionally, a Settlement Agreement has been signed by the attorneys for the Plaintiffs in the McElmo Dome Litigation. At a Preliminary Hearing held on November 14, 2001, the Court considered the proposed settlement, conditionally certified the three proposed Classes in the settlement, conditionally certified that the proposed settlement amount is adequate, and approved the selection of the expert who will provide the fairness opinion in connection with the settlement. A Final Hearing is scheduled to be held on February 11, 2002, to determine whether (i) the settlement is fair and reasonable, and (ii) the allocation between the Classes is fair and reasonable. In the meantime all parties in the case have agreed that the settlement, the agreement, and the terms and provisions thereof shall be maintained as confidential except as required by applicable regulation.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.


Material changes in results of operations - Quarter ended September 30, 2001 as compared with the Quarter ended September 30, 2000.

     The net loss for the quarter ended September 30, 2001 was $449,000, compared to a net loss of $491,000 for the third quarter of the prior year. Discontinued operations accounted for $58,000 of the loss in the third quarter of 2001 compared to $386,000 for the same period in 2000. The Coal Segment reported a $46,000 increase in operating loss for the quarter. The CO2 Segment had a $20,000 decrease in its operating margin due primarily to a decrease in revenue from its interests in the McElmo Dome field as a result of a decrease in price for CO2. The China Segment reflected an operating loss of $100,000 for the third quarter of 2000. These operations are now conducted through an affiliate and as such are reflected in equity in unconsolidated affiliates, which posted a loss of $85,000 for the third quarter of 2001. The new e-Commerce Segment incurred operating losses of $34,000 for the third quarter of 2001 compared to $61,000 in the third quarter of 2000. The operating loss in Other activities for the third quarter of 2001 increased $21,000 compared to the same period in 2000. As a result, the operating loss in the third quarter of 2001 was $40,000 smaller than in the same period of 2000.

     Operating results of the Company's primary operating Segments are reflected below:

                                                2001               2000
                                           ---------------    --------------
         Operating profit (loss):
           Coal reclamation                $     (143,000)    $     (97,000)
           Carbon dioxide                          64,000            84,000
           China                                        -          (100,000)
           e-Commerce                             (34,000)          (61,000)
                                           ---------------    --------------
                     Subtotal                    (113,000)         (174,000)
           Other                                 (236,000)         (215,000)
                                           ---------------    --------------
                      Total                $     (349,000)    $    (389,000)
                                           ===============    ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The segment's revenues decreased to $23,000 for the third quarter of 2001 compared to $61,000 for the same period in 2000. Fewer small coring and drilling jobs were performed in the third quarter of 2001 than in the same period in 2000. Operating costs increased $2,000 to $135,000 for the third quarter of 2001 compared to $133,000 for the same period in 2000 primarily because the segment employed one more technician during the third quarter of 2001 than the same period of 2000. This approximate $11,000 increase was partially offset by $8,000 less in equipment rental expenses for the third quarter 2001 compared to the same period of 2000. SG&A costs increased $6,000 for the third quarter of 2001 compared to the same period in 2000 as personnel in the segment increased their efforts to develop the market for the segment's technology. As a result, the operating loss for the third quarter of 2001 increased $46,000 to $143,000 compared to $97,000 in the third quarter of 2000.

Carbon dioxide

     Third quarter 2001 operations reflected an operating profit of $64,000 compared to $84,000 in the 2000 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $25,000 or 20% to $100,000 for the third quarter of 2001 compared to $125,000 for the same period in 2000. The drop in revenue was primarily due to a drop in the price received for CO2 gas during the quarter.

China

     The China Segment reflected an operating loss of $100,000 for the third quarter of 2000. Since January 1, 2001, the operations of this segment have been conducted through an affiliate. The third quarter of 2001 resulted in a loss of $85,000 which is included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the third quarter of 2001 or 2000.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $34,000 in the third quarter of 2001 versus an operating loss of $61,000 in the prior year quarter. The segment has cut back its pursuit of strategic alliances pending the issuance of pending patent claims. The segment had no revenues in either the third quarter of 2001 or 2000 while pursuing the development of its technology.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $21,000 greater loss in the third quarter of 2001 than in the same period in 2000. This increase was due primarily to increased benefit costs in 2001 over 2000.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") were $26,000 less in the third quarter of 2001 compared to the same period in 2000. The Coal Segment had an increase in SG&A expenses of $6,000 due to increased marketing expenses for the segment. The e-Commerce Segment incurred $29,000 less in SG&A expenses as the segment cut back on its efforts to pursue strategic alliances for its technology. Other operations, primarily corporate, incurred approximately $3,000 less in SG&A for the third quarter of 2001 compared to the same period in 2000.

Depreciation, depletion and amortization expenses

     The third quarter of 2001 reported an increase in DD&A expense of $1,000, reflecting additions to property, plant and equipment made since September 30, 2000, primarily in the Coal Segment.

Other income and expense

     Other income and expenses netted to a loss of $42,000 for the third quarter of 2001, down sharply from the $284,000 of income recorded for such items in the same period of 2000. Interest income was up $13,000 for the third quarter of 2001 compared to the same period in 2000 primarily as a result of an increase in notes receivable. Interest expense was up $34,000 reflecting the Company's increased level of indebtedness. The Company realized a decrease of $185,000 in gain on sale of assets primarily as a result of the sale in third quarter of 2000 of the property owned by a real estate partnership in which the Company had an interest.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $50,000 for the third quarter of 2001 compared to income of $65,000 for the same period in 2000. The Company's equity in the earnings of Cibola decreased $35,000 from $70,000 for the third quarter of 2000 to $35,000 for the same period in 2001 reflecting losses on certain outside investments by Cibola. Entities involved in the China Segment have signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of two facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the entities devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The operations in China are now conducted through an affiliate and accordingly the Company's share of the losses from these operations, which amounted to $85,000 for the three months ended September 30, 2001, are recorded as other expense for the period involved. During the 2000 third quarter such operations were conducted by a wholly-owned subsidiary and reported as an operating loss for such period as discussed above.

Income taxes

     The Company made no provision for income taxes in either the third quarter of 2001 or the same period in 2000. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

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

     In December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and costs of ceasing operations. NABR's actual loss for the three months ended September 30, 2000 was $139,000 which was charged against the loss accrual recorded in 1999. Beard recorded a loss of $22,000 for the three months ended September 30, 2001 for net operating expenses of the smaller of the two plants distributed to the Company in 2000. This loss was not anticipated in the loss accrual of 1999.

     As of September 30, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $70,000 and $78,000 respectively. The liabilities related to NABR's operations consisted of accounts payable and accrued expenses of $7,000 and $178,000, respectively. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by March 31, 2002.

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

     Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. ITF had no revenues for the third quarter of 2001 and its actual operating losses were $7,000 for the same period. The actual losses for the three months ended September 30, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     As of September 30, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $499,000. The significant liabilities of the segment consist of trade accounts payable and accrued expenses totaling $21,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by mid-year 2002.

WS Segment
     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a hold back of $150,000. $21,000 of the hold back was received in June 2001. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     Beard's share of operating losses from the discontinued segment was $36,000 and $451,000, respectively for the three and nine month periods ending September 30, 2001. The nine month period included a provision of $175,000 for estimated losses from the discontinuation of operations. Actual operating losses of $25,000 for the three months ending September 30, 2001 were charged against the impairment reserve established above. The remaining $10,000 of losses for the three months ending September 30, 2001 were associated with the operations of the sand separator company and were not anticipated in the loss accrual. Beard's share of operating losses from the discontinued segment was $322,000 and $931,000, respectively for the three and nine month periods ending September 30, 2000.

     As of September 30, 2001 the WS Segment had cash of $40,000 and accounts receivable totaling $99,000. The remaining equipment consisted of five sand separators and a number of tanks having a total recorded value of $357,000. The significant liabilities of the segment consisted of taxes payable, trade accounts payable and other accrued expenses totaling $104,000. It is anticipated that all liabilities of the segment will be paid off prior to year-end 2001 and that the companies in the segment will be dissolved in May of 2002.

ISITOP, Inc.
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001 or in 2000. The segment's operating losses were none and $14,000 for the three months ended September 30, 2001 and 2000, respectively. ISITOP had no significant assets or liabilities at September 30, 2001.


Material changes in results of operations - Nine months ended September 30, 2001 as compared with the Nine months ended September 30, 2000.

     The net loss for the nine months ended September 30, 2001 was $1,522,000 compared to a net loss of $2,135,000 for the first nine months of the prior year. Continuing operations posted a net loss of $1,006,000 after tax refunds of $60,000 compared to a loss from continuing operations of $1,023,000 after taxes of $14,000 for the same period in 2000. Discontinued operations accounted for $516,000 of the net loss for the 2001 period versus $1,112,000 in the 2000 period.

     Operating results of the Company's primary operating segments are reflected below:

                                             2001                2000
                                        ----------------    ----------------
      Operating profit (loss):
        Coal reclamation                $     (385,000)     $     (535,000)
        Carbon dioxide                         244,000             245,000
        China                                        -            (291,000)
        e-Commerce                            (137,000)           (215,000)
                                        ----------------    ----------------
                  Subtotal                    (278,000)           (796,000)
        Other                                 (702,000)           (726,000)
                                        ----------------    ----------------
                   Total                $     (980,000)     $   (1,522,000)
                                        ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues increased to $120,000 for the first nine months of 2001 compared to $84,000 for the same period in 2000. The segment performed more small consulting and coring jobs in the 2001 period than in the 2000 period. Despite the increase in revenues, operating costs decreased $97,000 to $395,000 for the first nine months of 2001 compared to $492,000 for the same period in 2000. The decrease was primarily attributable to significant reductions in labor and other overhead costs achieved in the interim period. SG&A costs also decreased, dropping $19,000 to $95,000 for the first nine months of 2001 from $114,000 in the same period of 2000. As a result, the operating loss for the first nine months of 2001 decreased $150,000 to $385,000 for the first nine months of 2001 compared to $535,000 in the first nine months of 2000.

Carbon dioxide

     Operations for the first nine months of 2001 resulted in an operating profit of $244,000 compared to a $245,000 operating profit for the first nine months of 2000. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $4,000 to $342,000 for the first nine months of 2001 compared to $338,000 for the same period in 2000. The Company recorded $4,000 more in operating costs associated with the properties in the first nine months of 2001 compared to the same period in 2000. While production volumes for the McElmo Dome field decreased for the first nine months of 2001 compared to the same period in 2000, paid volumes to the Company's interest decreased even more as the Company reduced its overproduced status. The slight increase in revenue for the current nine months was entirely due to higher pricing, with the Company receiving an average of $0.37 per mcf sold in the first nine months of 2001 versus $0.34 per mcf in the year earlier period. Paid volumes were actually down 94,000 mcf in the current nine months versus a year ago due to underproduction.

China

     The China Segment reflected an operating loss of $291,000 for the first nine months of 2000. Since January 1, 2001, the operations of this segment have been conducted through an affiliate. The results of operations for the first three quarters of 2001 were a loss of $250,000 which was included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the first nine months of 2001 or 2000.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $137,000 for the first three quarters of 2001 versus an operating loss of $215,000 in the prior year period. The segment has cut back its pursuit of strategic alliances pending the issuance of pending patent claims. The segment had no revenues in either the first nine months of 2001 or 2000 while pursuing the development of its technology.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $24,000 smaller operating loss for the first nine months of 2001 than in the same period last year. The Company experienced minor cost reductions in numerous expense classifications.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 2001 decreased to $904,000 from $1,050,000 for the 2000 nine months. The Coal Segment had a decrease in SG&A expenses of $19,000 due primarily to reductions in staff and other expenses. The e-Commerce Segment incurred $81,000 less in SG&A costs as the segment scaled back its pursuit of strategic alliances. Other operations incurred approximately $46,000 less in SG&A for the nine months of 2001 compared to the same period in 2000 primarily as a result of decreased professional costs and by the reduction in other expenses discussed above.

Depreciation, depletion and amortization expenses

     DD&A expense increased slightly to $68,000 from $64,000 for the nine months of 2001 compared to the same period in 2000, reflecting additions to property, plant and equipment made since September 30, 2000, primarily in the Coal Segment.

Other income and expenses

     The other income and expenses for the first nine months of 2001 netted to a loss of $86,000 compared to income of $513,000 for the same period in 2000. Interest income was up $32,000 for the first nine months of 2001 compared to the same period in 2000 as a result of increased amounts loaned to fund our partners' operations in Mexico and China. Interest expense was up $114,000 as a result of the increase in debt, primarily to related parties. Gains on sale of assets for the first nine months of 2001 decreased $127,000 to $79,000 compared to $206,000 in the prior year period. The 2000 period included a $194,000 gain on the sale of the property owned by a real estate partnership in which the Company had an interest.

     The Company's equity in the operations of unconsolidated affiliates reflected a loss of $156,000 for the first nine months of 2001 compared to income of $213,000 for the same period in 2000. The Company's equity in the earnings of Cibola decreased $107,000 from $213,000 for the first nine months of 2000 to $106,000 for the same period in 2001 reflecting Cibola's decline in operating results. Entities involved in the China Segment have signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of two facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the entities devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The operations in China are now conducted through an affiliate and accordingly the Company's share of the losses from these operations, which amounted to $262,000 for the first nine months of 2001, are recorded as other expense for the period involved. During the first nine months of 2000 such operations were conducted by a wholly-owned subsidiary and reported an operating loss for the period as discussed above.

Income taxes

     The Company recorded refunds of $41,000, $2,000 and $17,000 for federal, foreign and state income taxes, respectively, in the first nine months of 2001 compared to $14,000 in alternative minimum tax expense for the same period in 2000. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

North American Brine Resources ("NABR")
     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended September 30, 2001 as compared with the Quarter ended September 30, 2000" under the "Discontinued Operations - North American Brine Resources" heading.

     NABR's actual loss for the nine months ended September 30, 2000 was $276,000, the Company's share of which was charged against the loss accrual recorded in 1999. Beard recorded a loss of $48,000 for the nine months ended September 30, 2001 for net operating expenses of the smaller of the two plants distributed to the Company in 2000. This loss was not anticipated in the loss accrual of 1999.

ITF Segment
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended September 30, 2001 as compared with the Quarter ended September 30, 2000" under the "Discontinued Operations - ITF Segment" heading.

     ITF's revenues and actual operating losses were $1,653,000 and $224,000, respectively, for the nine months ended September 30, 2000. The first $180,000 of the actual losses were charged against the loss accrual recorded in the fourth quarter of 1999, and the remaining $44,000 was charged to operations.

     ITF's revenues and actual operating losses were $7,000 and $44,000, respectively, for the nine months ended September 30, 2001. The actual losses for the nine months ended September 30, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

WS Segment
     Complete details concerning the discontinuance of the Company's natural gas well servicing operations are contained in "Material changes in results of operations - Quarter ended September 30, 2001 as compared with the Quarter ended September 30, 2000" under the "Discontinued Operations - WS Segment" heading. Beard's share of operating losses from the discontinued segment was $36,000 and $451,000, respectively for the three and nine month periods ending September 30, 2001. The nine month period included a provision of $175,000 for estimated losses from the discontinuation of operations. Actual operating losses of $25,000 for the three months ending September 30, 2001 were charged against the impairment reserve established above. The remaining $10,000 of losses for the three months ending September 30, 2001 were associated with the operations of the sand separator company and were not anticipated in the loss accrual. Beard's share of operating losses from the discontinued segment was $322,000 and $931,000, respectively for the three and nine month periods ending September 30, 2000.

ISITOP, Inc.
     Complete details concerning the discontinuance of the Company's environmental remediation ("ER") Segment are contained in "Material changes in results of operations - Quarter ended September 30, 2001 as compared with the Quarter ended September 30, 2000" under the "Discontinued Operations - ISITOP, Inc." heading.

     ISITOP had no revenues for either of the nine month periods ended September 30, 2001 or 2000, respectively. The segment's operating losses were $17,000 and $131,000 for the nine months ended September 30, 2001 and 2000, respectively

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July, 1999, that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No.
133. If the provisions of SFAS No. 133 and No. 138 were to be applied as of September 30, 2001, it would not have a material impact on the Company's financial position as of such date, or the results of operations for the year then ended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At September 30, 2001, the Company had notes receivable of $1,006,000 and long-term debt of $2,639,000. $197,000 of the notes receivable and $2,339,000 of the long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. At September 30, 2001, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by less than $30,000. The remaining $300,000 of debt bears interest at a variable rate which is one-half percent above Chase Manhattan prime rate. The Company's interest expense would be increased by less than $1,000 as a result of a 10% increase in interest rates on this variable rate debt.

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

10(q) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 30, 2001. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001, and same is incorporated herein by reference).

10(r) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated September 30, 2001.

10(s) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(t) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(u) Promissory Note from Registrant to the Trustees of the Unitrust dated October 20, 2000. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10(v) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated March 31, 2001. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(w) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated June 30, 2001. (This Exhibit has been previously filed as Exhibit 10(v) to Registrant's Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001, and same is incorporated herein by reference).

10(x) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 30, 2001.

10(y)        Promissory Note from Registrant to the Trustee of the William M.
             Beard Irrevocable Trust "B" (the "B Trust") dated August 31, 2001.

10(z)        Promissory Note from Registrant to the Trustee of the William M.
             Beard Irrevocable Trust "C" (the "C Trust") dated August 31, 2001.

10(aa) Promissory Note from Registrant to B & M Limited, a General Partnership ("B&M") dated August 31, 2001.

10(bb) Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(cc) Extension Promissory Note from Registrant to BOK dated September 30, 2000. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(dd) Extension Promissory Note from Registrant to BOK dated March 15, 2001. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(ee) Extension Promissory Note from Registrant to BOK dated June 30, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001, and same is incorporated herein by reference).

10(ff) Guaranty Agreement between the Unitrust and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(gg) Guaranty Agreement between W. M. Beard and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(hh) Asset Purchase and Sale Agreement among Testco Inc. de Mexico, S.A. de C.V. and ITS-Testco, LLC and PD Oilfield Services Mexicana, S. de R.L. de C.V., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(ii) Asset Purchase and Sale Agreement between ITS-Testco, LLC and Inter-Tech Drilling Solutions, Inc., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

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

                                 (Registrant)   THE BEARD COMPANY

                                 HERB MEE, JR.
(Date)   November 15, 2001       ___________________________________
                                 Herb Mee, Jr., President and
                                 Chief Financial Officer

                                 JACK A. MARTINE
(Date)   November 15, 2001       ___________________________________
                                 Jack A. Martine, Controller and
                                 Chief Accounting Officer

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

3(ii) Registrant's By-Laws as currently in Incorporated herein by reference effect.

4(a) Certificate of Designations, Powers, Incorporated herein by reference Preferences and Relative,
          Participating, Option and Other
          Special Rights, and the
          Qualifications, Limitations or
          Restrictions Thereof of the Series A
          Convertible Voting Preferred Stock
          of the Registrant.

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

10(c) The Beard Company 1994 Phantom Stock Incorporated herein by reference Units Plan as amended effective
          October 23, 1997.

10(d)     Amendment No. Two to The Beard        Incorporated herein by reference
          Company Deferred Stock Compensation
          Plan dated November 1, 1995, as
          amended June 7, 2001.

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

10(o) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated September 1, 2000.

10(p) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated March 31, 2001.

10(q) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated June 30, 2001.

10(r) Amended Letter Loan Agreement by and Filed herewith electronically between Registrant and the Unitrust dated September 30, 2001.

10(s)     Promissory Note from Registrant to    Incorporated herein by reference
          the Trustees of the Unitrust dated
          April 3, 2000.

10(t)     Renewal Promissory Note from          Incorporated herein by reference
          Registrant to the Trustees of the
          Unitrust dated September 1, 2000.

10(u)     Promissory Note from Registrant to    Incorporated herein by reference
          the Trustees of the Unitrust dated
          October 20, 2000.

10(v)     Renewal Promissory Note from          Incorporated herein by reference
          Registrant to the Trustees of the
          Unitrust dated March 31, 2001.

10(w)     Renewal Promissory Note from          Incorporated herein by reference
          Registrant to the Trustees of the
          Unitrust dated June 30, 2001.

10(x)     Renewal Promissory Note from          Filed herewith electronically
          Registrant to the Trustees of the
          Unitrust dated September 30, 2001.

10(y)     Promissory Note from Registrant to    Filed herewith electronically
          the Trustee of the William M. Beard
          Irrevocable Trust "B" (the "B
          Trust") dated August 31, 2001.

10(z)     Promissory Note from Registrant to    Filed herewith electronically
          the Trustee of the William M. Beard
          Irrevocable Trust "C" (the "C
          Trust") dated August 31, 2001.

10(aa) Promissory Note from Registrant to B Filed herewith electronically & M Limited, a General Partnership
          ("B&M") dated August 31, 2001.

10(bb)    Promissory Note from Registrant to    Incorporated herein by reference
          Bank of Oklahoma, N.A. ("BOK") dated
          August 30, 2000.

10(cc)    Extension Promissory Note from        Incorporated herein by reference
          Registrant to BOK dated September
          30, 2000.

10(dd)    Extension Promissory Note from        Incorporated herein by reference
          Registrant to BOK dated March 15,
          2001.

10(ee)    Extension Promissory Note from        Incorporated herein by reference
          Registrant to BOK dated June 30,
          2001.

10(ff)    Guaranty Agreement between the        Incorporated herein by reference
          Unitrust and BOK dated August 30,
          2000.

10(gg)    Guaranty Agreement between W. M.      Incorporated herein by reference
          Beard and BOK dated August 30, 2000.

10(hh)    Asset Purchase and Sale Agreement     Incorporated herein by reference
          among Testco Inc. de Mexico, S.A. de
          C.V. and ITS-Testco, LLC and PD
          Oilfield Services Mexicana, S. de
          R.L. de C.V., dated May 4, 2001.

10(ii)    Asset Purchase and Sale Agreement     Incorporated herein by reference
          between ITS-Testco, LLC and
          Inter-Tech Drilling Solutions, Inc.,
          dated May 4, 2001.