Form 10-K
period 2001-12-31
BEARD CO /OK
filed 2002-04-16
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                         Commission file number 1-12396

                                THE BEARD COMPANY
             (Exact name of registrant as specified in its charter)


          Oklahoma                                             73-0970298
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)
                           Enterprise Plaza, Suite 320
                              5600 North May Avenue
                          Oklahoma City, Oklahoma         73112
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (405) 842-2333

           Securities registered pursuant to Section 12(b) of the Act:

                                                 (Name of each exchange on
(Title of each class)                                which registered)
---------------------                                -----------------
       None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.001333 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on February 28, 2002 was $997,000.

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2002 was Common Stock $.001333 par value - 1,828,845

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                THE BEARD COMPANY
                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

PART I

Item 1.   Business...........................................................  3

Item 2.   Properties......................................................... 19

Item 3.   Legal Proceedings.................................................. 19

Item 4.   Submission of Matters to a Vote of Security Holders................ 20

PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters................................................ 21

Item 6.   Selected Financial Data............................................ 22

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 34

Item 8.   Financial Statements and Supplementary Data........................ 35

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 62

PART III

Item 10.  Directors, Executive Officers and Significant Employees
          of the Registrant.................................................. 62

Item 11.  Executive Compensation............................................. 64

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 66

Item 13.  Certain Relationships and Related Transactions..................... 68

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 69

SIGNATURES................................................................... 74

                                THE BEARD COMPANY

                                    FORM 10-K

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 1. BUSINESS (c) NARRATIVE DESCRIPTION OF OPERATING SEGMENTS - RISK FACTORS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                                     PART I

Item 1.  Business.

(a)  General development of business.

     General. Prior to October, 1993, The Beard Company ("Beard" or the "Company"), then known as Beard Oil Company ("Beard Oil"), was primarily an oil and gas exploration company. During the late 1960's we made the decision to diversify. In 1968 we started a hazardous waste management company, USPCI, Inc. ("USPCI"), which was partially spun off to shareholders in January 1984. Following two public offerings and several acquisitions USPCI became so successful that it subsequently listed on the New York Stock Exchange in 1986. It was acquired by Union Pacific Corporation in 1987-1988 for $396 million ($111 million to Beard Oil stockholders for their residual 28% interest, of which $60 million was distributed to shareholders).

     In 1989 Beard Oil founded Beard Investment Company (now The Beard Company) which was formed for the purpose of building new businesses which Beard management believed to have either high growth potential or better-than-average profit potential. Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow while cultivating its own outside funding sources to supplement financing requirements.

     Under this scenario we formed in 1981 a joint venture for the extraction, production and sale of crude iodine, which we managed until such operations were discontinued at year-end 1999. In 1987 we formed a dry ice company which we sold for an $11 million gain in 1997. In 1990 we bought a distressed real estate development which we successfully operated before selling it in 1997.

     In 1998 we formed a subsidiary to conduct operations in the People's Republic of China where we are pursuing environmental opportunities and related marketing opportunities. In 1999 we formed starpay(TM).com, inc., an e-Commerce startup company that has developed a proprietary payment system to be used exclusively for Internet transactions and to provide state-of-the-art security for purchasing transactions.

     Along the way we've had our share of unsuccessful investments, including numerous oil secondary recovery projects, two telecommunications projects, several investments in the drilling and well servicing business, others in the environmental business, plus an unsuccessful foray into the interstate travel business.

     As can be seen from the above, Beard should be viewed as a company whose principal business is starting and/or acquiring businesses, nurturing and growing them, weeding out the losers, and riding with the winners until such time as the market is willing to pay us more than the Company's management thinks they are worth.

     Loss of Significant Contract. The Company's current results have been severely impacted as a result of the loss of a major contract effective January 31, 1999. The Company's principal business is coal fines reclamation, and the termination of the Coal Segment's major contract, which accounted for 53% of consolidated revenues and 84% of segment revenues in 1999 and for 93% of consolidated revenues and all of the segment's revenues in 1998 has had a material detrimental effect upon the Company's profitability since such termination (See "Coal Reclamation Activities---The MCN Projects---Dependence of the Segment on a Single Customer").

     Operating Segments. In 2001 the Company operated within the following operating segments: (1) the coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services; (2) the carbon dioxide ("CO2") Segment, comprised of the production of CO2 gas; (3) the China ("China") Segment, which is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology; and (4) the e-Commerce ("e-Commerce") Segment, whose current strategy is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     Discontinued Operations---ITF Segment. In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc. whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998 and the Company recorded losses for the ITF Segment totaling $2,419,000, including a $1,603,000 loss from discontinuing such operations that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 related to discontinuing such operations. The Company continued to operate the two remaining C-stores during most of 2000 while it was attempting to market them. Such operations were suspended during the fourth quarter of 2000 in order to minimize further losses. In 2000, the Company recorded losses totaling $591,000, including an additional charge of $420,000 related to discontinuing such operations. The additional charge of $420,000 included $60,000 of losses expected to be incurred by the segment from the date of shutdown through the anticipated disposal date of the remaining assets; $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of year-end 2000. The discontinued ITF Segment had actual operating losses of $67,000 for the year 2001. $60,000 of the losses were charged against the loss accrual recorded in the fourth quarter of 2000 and the remaining $7,000 was charged to operations. In December 2001 the Company recorded an additional charge of $114,000. $100,000 of such amount represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of year-end 2001; $14,000 represented additional losses expected to be incurred by the segment during 2002 through the anticipated disposal date of the remaining assets. As of December 31, 2001, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $407,000. Liabilities of the segment, consisting of trade accounts payable and accrued expenses, totaled $23,000. The Company is actively seeking opportunities to sell the remaining C-stores and expects them to be sold during 2002. No further charges are anticipated in connection with such activities.

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

     The joint venture was dissolved in September of 2000, and the Japanese partners received their final distribution of cash in December of 2000, with the Company taking over the remaining assets and liabilities. Shut down of the segment's larger plant was completed in September 2000, and the Company is still in the process of disposing of its equipment. The Company intends to sell the smaller plant as a going concern. The Company recorded a charge of $540,000 in 1999 and a gain of $179,000 in 2000. The Company recorded losses of $111,000 in 2001 from the operation of the smaller plant, which were not anticipated in the loss accrual of 1999. At year-end 2001, the significant assets related to NABR's operations consisted primarily of two iodine extraction plants, brine collection wells and iodine inventory having a recorded value of $147,000, with liabilities totaling $249,000. The Company does not anticipate further charges in connection with such activities.

     Discontinued Operations---WS Segment. In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. $21,000 and $65,000 of the holdback were received in June and November, respectively, of 2001. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000.

     The Company's share of operating losses from the discontinued segment in 2001 was $619,000. Beard's share of operating losses from the 50%-owned company (accounted for as an equity investment) was $393,000 which included a provision of $72,000 for estimated losses from the discontinuation of operations. The remaining $226,000 of losses for the last half of the year were associated with the operations of the 100%-owned company and were not anticipated in the loss accrual.

     As of December 31, 2001 the WS Segment had cash of $15,000 and accounts receivable totaling $30,000. The significant liabilities of the segment consisted of taxes payable, trade accounts payable and other accrued expenses totaling $52,000. It is anticipated that the companies in the segment will be dissolved in May of 2002.

     Discontinued Operations---ER Segment. In March of 2001 the Company deter-mined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001 or in 2000. ISITOP's operating losses totaled $17,000 in 2001. The segment's operating losses totaled $142,000 in 2000. ISITOP had no significant assets or liabilities at December 31, 2001.

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

     Effect of Recent Operations on Liquidity. The termination of the MCN Projects (see "Loss of Significant Contract" above and "Coal Reclamation Activities") at January 31, 1999 has had a material detrimental effect upon the Company's profitability since that date. Primarily as a result of the loss of its major revenue stream, coupled with the use of funds required to support the activities of its various startup activities, the Company's working capital decreased from $981,000 at year-end 1999 to ($350,000) at year-end 2001.

     The Company continues to take steps to mitigate future funding requirements by its poorly performing subsidiaries. The Coal Segment is working on four new pond reclamation projects, all of which are expected to mature into operating projects for Beard Technologies during 2002 and 2003 (see "Coal Reclamation Activities---Projects in Advanced Stages" below). The discontinued ITF Segment, which consumed $400,000 of cash in 1999, $22,000 of cash in 2000 and $60,000 of cash in 2001 is expected to generate cash in 2002 as its remaining assets are sold. While the discontinued BE/IM Segment contributed $482,000 of cash to the Company in 2000, it utilized cash of $60,000 in 2001. It is expected to contribute $84,000 or more of cash to Beard in 2002 as its remaining assets are liquidated. The WS Segment, which consumed $1,251,000 of cash in 1999 and $795,000 of cash in 2000, generated $344,000 of cash in 2001 as the Company recouped a portion of its investment. In the meantime related parties have provided $2.6 million of working capital until (i) a financing currently being pursued has been finalized and is in place, (ii) the anticipated McElmo Dome settlement has been distributed, and (iii) the contemplated new coal projects and projects under development in China are underway. (See "Recent Developments" below).

Recent Developments

     McElmo Dome Litigation. At the Final Hearing held in Denver on April 8, 2002 the federal judge approved a class action settlement of $51 million in cash to settle the lawsuit, and said that the settlement was "fair, reasonable and adequate." It is expected that the final order in the case will be issued during the week of April 15. Distribution of the proceeds will be delayed until all appeal periods have run. The Company believes the settlement will be concluded in the May to June time frame of this year with anticipated proceeds to the Company in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Third parties have been attempting to intervene in the case. Accordingly, there is the possibility that appeals could delay the settlement or that intervening parties could ultimately cause the settlement to be overturned. We believe it is unlikely that the settlement will be overturned. (See Item 3. Legal Proceedings---McElmo Dome Litigation").

     Private Placement of Notes and Warrants. The Company has retained an investment banking firm on a best efforts basis to sell $1,000,000 of 10% subordinated notes to accredited investors. The Notes will be priced at an approximate discount of 6.5% so as to have an effective yield to maturity of 15%. The Company has agreed to redeem the Notes within 10 days of receipt of the McElmo Dome settlement. The Notes will mature on September 30, 2003; however, if they have not been redeemed by such date they will automatically be extended to March 31, 2005 and the Note purchasers will be granted a security interest in the McElmo Dome Field. Assuming all of the Notes are sold, the Note purchasers have the contingent right to receive up to 200,000 Warrants, depending upon the length of time their Notes are held. The investment banking firm will receive 45,000 Warrants. The Warrants will have a 5-year term and have an exercise price of $1.00 per share during the first three years and $1.25 per share thereafter. The exercise price will be reduced to $0.75 per share if the Notes have not been redeemed by September 30, 2003.

     The securities offered have not been and will not be registered under the Securities Act of 1933 or any state securities laws and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

     starpay License Agreement. In November of 2001 the owner of U.S. Patent No. 5,903,878 granted to starpay the exclusive marketing rights, with respect to certain identified clients, for security software and related products and applications. starpay believes that this alliance strongly enhances its intellectual property portfolio of electronic payment technologies. On March 20, 2002, starpay's marketing rights were broadened to include the right to litigate on behalf of the Patent Holder all patent claims in relation to the Patent and related foreign applications or patents. starpay believes the claims in this Patent are unique and will provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields. Any settlement and/or judgment resulting from starpay's prosecution of Patent claims will be split 50/50 following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims. (See "Continuing Operations--- e-Commerce").

     Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil.

                              CONTINUING OPERATIONS

     Coal Reclamation Activities. The Company's coal reclamation activities comprise the ("Coal") Segment, which is conducted by Beard Technologies, Inc. ("BTI"). BTI is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.

     Carbon Dioxide Operations. The Company's carbon dioxide activities comprise the ("CO2") Segment, consisting of the production of CO2 gas which is conducted through Beard. The Company owns non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

     Operations in China. The Company's activities in China comprise the ("China") Segment, which is conducted by Beard Sino-American Resources Co., Inc. ("BSAR"). BSAR is pursuing environmental opportunities in the Peoples' Republic of China, focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology.

     e-Commerce. The Company's e-Commerce activities comprise the ("e-Commerce") Segment, which is conducted by starpay.com(TM), l.l.c. ("starpay"). starpay is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions. Its current focus is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

(b)  Financial information about industry segments.

     Financial information about industry segments is contained in the Statements of Operations and Note 16 of Notes to the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

(c)  Narrative description of operating segments.

     The Company currently has four operating segments: Coal, CO2, China, and e-Commerce. All of such activities, with the exception of Beard's CO2 gas production activities, are conducted through subsidiaries. Beard, through its corporate staff, performs management, financial, consultative, administrative and other services for its subsidiaries.


                           COAL RECLAMATION ACTIVITIES

     Background of Beard Technologies, Inc. In early 1990 the Company acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. During the next four years EI patented its mulled coal technology. The Company sold EI in 1994, retaining certain assets and the patent rights to the mulled coal technology which were contributed to a wholly-owned subsidiary, Beard Technologies, Inc. ("BTI").

     In February 1996 BTI completed a 23-month contract for the U.S. Department of Energy to demonstrate the commercial feasibility of the mulled coal technology. Subsequent efforts to market the technology, in both the U.S. and China, were unsuccessful and the Company has suspended such efforts.

     Impact of Section 29. In late 1997 and early 1998 significant activity in the coal industry was focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits under
Section 29 of the Internal Revenue Code. Such projects involve recovering the raw slurry with a dredge, using a sophisticated washing plant to remove clay and other fine impurities from the coal, and finally producing a high BTU fine coal briquette which qualifies for the alternative fuels tax credit. In order to qualify for the tax credit, which may amount to as much as $20 to $25 per ton of coal briquettes sold, the synthetic fuel must be produced (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

     The MCN Projects. On June 30, 1998, Beard Technologies finalized agreements with MCNIC Pipeline & Processing Company ("MCNIC"), a subsidiary of MCN Energy Group Inc. ("MCN"), to acquire beneficiation plants located at six coal slurry impoundment sites in West Virginia, Kentucky, and Ohio. The purchase was financed by a $24 million loan from MCNIC. Under the agreements, which became effective April 1, 1998, Beard Technologies operated and maintained the six beneficiation plants and six briquetting plants for MCNIC under a cost-plus arrangement, receiving a minimum operating profit of $100,000 per month so long as the contracts remained in effect. Since these were Section 29 projects, it was originally contemplated that the contracts would last until the tax credits expired on December 31, 2007. However, in November of 1998 MCN became concerned that the plants might not qualify for the tax credit and took a special charge of $133,782,000 to completely write off the projects. Effective January 31, 1999, MCNIC terminated the operating agreements and assumed ownership of the equipment, thereby relieving Beard Technologies of its debt obligation to MCNIC.

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

     Current Focus on Coal Reclamation. Since the termination of the MCNIC agreements Beard Technologies has continued to focus its efforts on coal reclamation. During such time Beard Technologies has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines.

     Projects in Advanced Stages. Beard Technologies currently has four major projects in various stages of development, all of which, subject to arranging necessary financing, are expected to mature into operating projects during 2002 and 2003. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in four different states and involve four different parties. On three of the projects we are negotiating with the pond owners concerning the installation of a preparation plant to recover clean coal. The fourth project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant.

     The first three projects require the arrangement of necessary financing; the fourth would require no financing. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing on the three projects. Although the timing of the four projects is uncertain, they are all considered to have a high probability of activity, subject to obtaining the necessary financing on the first three. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any or all of the projects will materialize.

     Improved Drilling and Lab Capabilities. During the year 2000 Beard Technologies made substantial investments to improve its slurry pond core drilling equipment and its fine coal laboratory analytical services capabilities. In addition to supporting its own pond recovery project evaluations, the company is now able to offer state of the art drilling and analytical services to commercial clients who are independently investigating their own projects. During 2000 the company drilled core holes for eight different commercial clients, and 80% of the cores were analyzed at Beard Technologies' laboratory. During 2001 the company drilled core holes for six different commercial clients, and 82.6% of the cores were analyzed at Beard Technologies' laboratory.

     Recent Developments: Sharp Increase in Natural Gas Prices; Effect on Coal Pricing. The sharp increase in natural gas prices in late 1999 and continuing throughout 2000 had a major impact upon the electric power generating industry. In particular, during late 2000 and early 2001 natural gas was in extremely short supply and spot prices for natural gas increased to record levels. This caused severe problems in southern California. The two major electric utilities serving the area both threatened bankruptcy because of the gas supply problem and the sharp increase in gas prices resulting from the previous deregulation of the industry. Similar imbalances occurred to a lesser degree over much of the country. The shortages have caused many electric utilities to re-think their strategy of moving to natural gas as their sole source of supply, and a number of them have now reverted or moved to dual source capability. As a result, the spot price for coal has moved up, narrowing the price differential between coal and natural gas on a btu basis.

     Principal Products and Services. The principal products and services supplied by the Company's Coal Segment are (i) the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites; (ii) core drilling of slurry ponds and evaluation of recoverable coal reserves; (iii) consulting reclamation technology; (iv) technical services; (v) proprietary coal reclamation technology; and, if desired, (vi) the operation of coal briquetting facilities owned by third parties.

     Dependence of the Segment on a Single Customer. The Coal Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years.

                                      Percent of
                                     Consolidated
                                     Revenues from
        Fiscal Year                   Continuing
           Ended                      Operations
           -----                      ----------
          12/31/01                       22.8%
          12/31/00                       27.5%
          12/31/99                       63.4%

     Revenues from the MCN Projects accounted for none of the Coal Segment's revenues from continuing operations in 2001, for 35% of such revenues in 2000 and for 84% of such revenues in 1999. Termination of the MCNIC operating agreements effective January 31, 1999 has had a material detrimental effect upon the Company's profitability since that date. The Company's revenues and profitability will continue to be negatively impacted until contracts for new reclamation projects currently in development have been negotiated and finalized.

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

     Employees. As of December 31, 2001, the Coal Segment employed six full time employees.

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

Carbon Dioxide (CO2) Properties

     McElmo Dome. The McElmo Dome field in western Colorado is a 240,000-acre unit from which CO2 gas is produced. Beard owns a 0.53814206% working interest (0.4708743% net revenue interest) and an overriding royalty interest equivalent to a 0.0920289% net revenue interest in the Unit, giving it a total 0.5629032% net revenue interest.

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

     In 2001, Beard sold 1,327,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interests at an average price of $.33 per Mcf. In 2000 Beard sold 1,319,000 Mcf attributable to its working and overriding royalty interests at an average price of $.36 per Mcf. In 1999 Beard sold 1,536,000 Mcf attributable to its working and overriding royalty interests at an average price of $.27 per Mcf. Beard was underproduced by 78,000 Mcf on the sale of its share of McElmo Dome gas at year-end 2001.

     As the result of a development program undertaken by Shell in mid-1996, McElmo Dome production had increased to 935 million cubic feet per day in March 1998. Following the severe decline in oil prices in late 1998 and early 1999, CO2 demand for tertiary recovery decreased sharply, and McElmo Dome CO2 production decreased to 657 million cubic feet per day in April 1999. With the sharp increase in oil prices in late 1999 and throughout 2000, CO2 demand for tertiary recovery increased accordingly. CO2 production had increased back to 777 million cubic feet per day in the fourth quarter of 1999 and to 800 million cubic feet per day in the fourth quarter of 2000 and 2001.

     Beard considers its ownership interest in the McElmo Dome Field to be one of its most valuable assets. In November 2000 Hunt Oil Company sold its 0.0197% working interest (0.0164% net revenue interest) and its overriding royalty interest equivalent to a 0.0356% net revenue interest in the Unit for $225,000 at a public auction in Houston, Texas. On an equivalent basis, Beard's interest in the Unit is estimated to have had an approximate value of $2.1 million at the time of the auction. However, the value of CO2 and oil and gas properties has decreased due to pricing since the auction.

     Bravo Dome. Beard also owns a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. At December 31, 2001, Beard was underproduced by 406,000 Mcf on the sale of its share of Bravo Dome gas. The Company sold no CO2 gas from Bravo Dome in 2001, 2000 or 1999 despite being in an underproduced status. The Company's solid CO2 segment, which was sold in 1997, had previously provided the market for such gas, and no efforts have been made to market the Company's share of the gas since the sale.

     Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

     Net CO2 Production. The following table sets forth Beard's net CO2 production for each of the last three fiscal years:

      Fiscal                           Net CO2
       Year                           Production
      Ended                             (Mcf)
      -----                             -----
     12/31/01                         1,327,000
     12/31/00                         1,319,000
     12/31/99                         1,536,000

     Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                              Average Sales                   Average Lifting
Fiscal Year                   Price Per Mcf                    Cost Per Mcf
   Ended                         of CO2                           of CO2
   -----                         ------                           ------
 12/31/01                         $0.33                           $0.06
 12/31/00                         $0.36                           $0.05
 12/31/99                         $0.27                           $0.06

     Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years. The Company's CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales.

                                             Percent of
                                            Consolidated
                                            Revenues from
         Fiscal Year                         Continuing
            Ended                            Operations
            -----                           ----------
           12/31/01                              73.4%
           12/31/00                              65.7%
           12/31/99                              29.4%

     Productive Wells. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2001, Beard held a working interest in a total of 394 gross (0.44 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                                           Number of Wells
                                                           ---------------
                          State                      Gross                 Net
                          -----                      -----                 ---
Colorado............................................   44                0.239
New Mexico..........................................  350                0.205
                                                      ---                -----
        Total.......................................  394                0.444
                                                      ===                =====

     Employees. As of December 31, 2001, the CO2 Segment had no employees.

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

     Environmental Opportunities. China is a large country with serious environmental problems which include atmospheric pollution, ground water pollution and land pollution. To solve these problems the government has made the decision to bring in foreign equipment and technology. Initially we concentrated our marketing efforts on atmospheric pollution caused primarily by the burning of coal; however such efforts were unsuccessful. We are now focusing all of our efforts on land pollution. The amount of arable land in China is limited considering its dense population. China is the largest user of chemical fertilizers in the world. Unfortunately, the carryover of fertilizers from one planting to the next and the considerable runoff into lakes and rivers has polluted much of China's arable land and fresh water resources.

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

     Cooperative Joint Ventures. Through BSAR, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of three facilities and the marketing and sales of fertilizer. The life of each CJV will be 20 years after which the facilities will revert to the Chinese partners. In each case the Chinese partners have committed to provide the funding for the facilities and the necessary financing and working capital. BSAR will have an interest from inception in each CJV determined by BSAR's equity contribution for bringing the technology to China, and will also receive an operating fee. Progress is dependent upon the Chinese partners fulfilling their commitments.

     The initial plant, located at Baoding City in Hebei Province, is currently under construction. Upon completion, it will have the capacity to produce 60,000 metric tons of organic-chemical compound fertilizer ("OCCF") per year with projected annual sales of US $10,000,000. Construction was temporarily delayed due to cold weather and is now targeted to resume in the spring of 2002. The project is currently running about six weeks behind our revised schedule, with facility startup and testing now expected to commence in the fall of 2002. We received the first installment (US $61,571, net of tax of approximately $10,000) of the fabrication license fee for this plant in December of 2001, with the next installment anticipated this summer. BSAR has a 12-1/2% equity interest in the CJV constructing this facility.

     BSAR has also signed an agreement with a Chinese fertilizer company to form another CJV which will build a 50,000 metric ton facility in Qihe City in Shandong Province to produce an organic fertilizer from compost (no added chemical fertilizer enhancement). Our partner in this project is a Chinese fertilizer company that had already started construction of a plant facility, with footings and structural columns in place, prior to entering into the CJV. We are presently assessing what modifications to the existing construction will be required. Project construction is expected to resume in the spring of 2002 with production startup scheduled to commence this fall. Projected revenues for this facility are US $4,800,000 per year. BSAR expects to have a 15% equity interest in this CJV.

     The third CJV, which calls for the construction of an OCCF plant in the City of Handan, is on indefinite hold.

     All of the plants will use the patented AirLance Compost Systems(TM) composting technology of American BioTech, Inc. ("ABT"). BSAR is the licensee of ABT's technology in China. BSAR will receive front-end fees from each of the projects during their respective construction periods and operating fees thereafter. If the two plants currently under construction progress on schedule, they are projected to generate fabrication license fees, management fees and installation fees in 2002 which will more than cover BSAR's projected overhead as well as its required injections of registered capital for the projects during the year.

     The formulation of our product will be based on the target crops and determined by the leading soil scientists at Beijing Agricultural University and agronomists in each province. Our production will amount to less than about 5% of total fertilizer demand in each of the provinces in which we are planning to construct a facility. We believe that the sales price for our product will be commensurate with and that the quality will be superior to other similar products presently available. We expect to receive strong support for our product from these senior scientists. Based on these and other factors, we are confident that our product will be well received by the agricultural community.

     Other Projects. In addition to Baoding, Qihe City and Handan, BSAR is currently pursuing four other projects which are considered to have a high probability for activity. The four additional projects, if they materialize, would result in contracts in which BSAR would receive substantial front-end fees with no equity interest. These four projects differ from the three CJV's described above, in which Beard will be an equity interest owner and share in the costs and profits. One of these projects would involve the manufacture of Class A compost from sewage sludge, while the other three would involve the manufacture of Class B compost from municipal solid waste.

     Principal Products and Services. The principal products and services supplied by the Company's China Segment are the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology.

     The China Segment generated its initial revenues, totaling $72,000, before taxes of approximately $10,000, in December 2001. However, since it is an unconsolidated entity, it accounted for none of the Company's consolidated revenues from continuing operations during the last three years.

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

     Employees. As of December 31, 2001, the China Segment employed five full time employees.

     Financial Information. Financial information about the China Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                                   e-COMMERCE

     Formation of starpay.com(TM), inc. (now starpay.com, l.l.c.). In February 1999 Marc Messner, Beard's VP-Corporate Development, presented to Beard management his concept for an easy, inexpensive and virtually secure payment system to be used exclusively for Internet transactions. Shortly thereafter Beard entered into Memorandums of Understanding with (i) a Web site development company and (ii) a patent attorney who agreed to join forces to develop the concept. The Memorandums provided that the patent applications would be owned by Beard, Messner (the inventor), the Web site company and the patent attorney (collectively, the "Patent Owners").

     In mid-1999 three patent applications were filed embodying the features of the invention, and starpay.com(TM), inc. ("starpay") was formed to pursue the development of the payment system. A fourth patent application was filed in November 1999 which supplemented the earlier filings. In 2000 the Patent Owners converted their ownership in the patent applications to ownership in starpay as follows: Beard (78.4%); Messner (7.6%); patent attorney (7.0%); Web site company (7.0%). starpay filed two additional patent applications in 2000 which have considerably broadened the scope and, starpay believes, the potential of its patent claims. In early 2001 the Company, in recognition of his efforts, increased Mr. Messner's interest in starpay to 15.0%, reducing the Company's interest to 71.0%. At year-end 2001, starpay.com, l.l.c. was formed and starpay. com, inc. was merged into it.

     The starpay Technology. Our secure payment methods and technologies address payer and transaction authentication in many forms. These include, but are not limited to, performing a payer query for authentication and transaction consent verification, as well as, chaining split transactions into an integrated verifiable unique transaction authenticating the user and the transaction attributes in the process.

     We believe that the starpay payment system offers safer, easier and more flexible purchasing options and account features than are presently available on the Internet today. Furthermore, because of starpay's unique transaction methodology, if the user's account information is stolen from a merchant's web site there is still no liability exposure to the user, the merchant, the issuing bank or to starpay. The starpay system also addresses the merchant's exposure to non-repudiation issues associated with Internet purchasing.

     Other features of starpay's technology include a patent-pending system that incorporates the innovative use of the ubiquitous compact disc ("CD") or smart card as a security and transaction-enabling device ("AVCard"). The starpay AVCard, user's identifier and/or PIN must all be present to enable a transaction on the World Wide Web. This technology is an additional layer of security that may or may not be applied to starpay's proprietary process flow models.

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

     Based upon its review of the document, starpay's management believes that its secure payment protocol is the most secure payment process available for use on the Internet. The starpay model significantly enhances the use of SSL by addressing all the noted security risks associated with SSL-based transactions and meets all the goals of an SET-based transaction without the use of SET's slow and costly high level cryptographic features. In summary, the starpay process provides significant security components to both the vendor and consumer, with a focus on ease of or transparent use to the vendor and the potential for absolute transaction security for the consumer. The "white paper" concludes that "the starpay process meets or exceeds the majority of all transaction qualities of the various (competing) Internet payment processes."

     Issuance of Initial Patent. starpay received a Notice of Allowance dated November 27, 2001, from the U.S. Patent and Trademark Office on the application titled "Method for Marketing and Redeeming Vouchers for use in Online Purchases." starpay has been assigned U.S. Patent No. 6,370,514, and we have been advised that the issue date of the patent will be April 9, 2002. All claims submitted in this application were allowed.

     License Agreement. On November 19, 2001, the owner (the "Patent Holder") of U.S. Patent 5,903,878, "Method and Apparatus for Electronic Commerce" (the "Patent") granted to starpay the exclusive marketing rights, with respect to certain clients which starpay has identified to the Patent Holder, for security software and related products and applications. starpay believes that this alliance strongly enhances its intellectual property portfolio of electronic payment technologies. The Patent addresses payer and transaction authentication in many forms. These include, but are not limited to, performing a payer query for authentication and transaction consent verification, as well as, chaining split transactions into an integrated verifiable unique transaction authenticating the user and the transaction attributes in the process.

     On March 20, 2002, starpay's marketing rights were broadened to include the right to litigate on behalf of the Patent Holder all patent claims in relation to the Patent and related foreign applications or patents. starpay believes the claims in this Patent are unique and will provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields. Any settlement and/or judgment resulting from starpay's prosecution of Patent claims will be split 50/50 following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims.

     starpay's Strategy and Current Opportunities. starpay's plan is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property. We have identified and investigated many opportunities for our intellectual property portfolio which include various e-commerce payment systems, security access applications and secure document transmission. Although there are many applications for our technology, our focus is on Internet security, authentication and electronic payments.

     We have identified two major credit card industry entities who have payment systems utilizing technology very similar to the authentication protocols embodied in this Patent and/or our pending patent claims. We are currently exchanging dialogue and sharing information with each party needed to explore affiliations that may be mutually advantageous. We have also identified two key entities in enabling mobile e-commerce that are currently implementing payment systems using an authentication protocol very similar to the patent to which we have marketing rights. starpay is in the process of initiating contact with them at this time.

     starpay has identified three Internet gift sites that offer online gift certificate services that potentially conflict with our issued voucher patent. We have contacted two of these companies, and both have indicated that they are open to exploring a mutually beneficial affiliation and to discuss any potential interference issues once our patent number has been assigned. starpay intends to contact the other company upon further technical review.

     starpay believes that its intellectual property portfolio provides the technology and methods for enabling the most secure payment system and authentication protocols available for use on the Internet. If starpay is successful in its strategic alliance and licensing efforts, the e-Commerce Segment is expected to become a major contributor to the Company's future success. However, no assurance can be given that starpay will successfully capitalize on its Internet security methods and technologies.

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

     Employees. As of December 31, 2001, the e-Commerce Segment had one full time employee and utilized two of the Company's full time employees on a part time basis.

     Financial Information. Financial information about the e-Commerce Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.


                                   REGULATION

     General. The Company is subject to extensive regulation by federal, state, local, and foreign governmental authorities. The Company's operations in the United States and China are subject to political developments that the Company cannot accurately predict. Adverse political developments and changes in current laws and regulations affecting the Company could dramatically impact the profitability of the Company's current and intended operations. More stringent regulations affecting the Company's coal reclamation activities or adverse changes in federal tax laws concerning the availability of Section 29 tax credits could adversely impact the profitability of the Company's future coal reclamation operations and the availability of those projects.

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


                                  RISK FACTORS

Net Losses, Limited Liquidity and Capital Resources

     The Company has suffered net losses during each of the last four years. Because of losses incurred in fourth quarter of 2001, the Company's net worth became negative as of December 31, 2001. The Company's business will continue to require substantial expenditures. There is no certainty that the Company will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Failure to Receive or Delay in Receiving the Settlement

     In the event the McElmo Dome Settlement should be overturned it would severely diminish the Company's liquidity and its efforts to achieve profitability. There is also the possibility that appeals could delay the Settlement; however, the Company believes that, in such event, it would still be able to achieve profitability prior to March 31, 2005.

History of Delays in Finalizing New Coal Projects

     The Company has experienced delays in the past in finalizing its new coal projects. The Company may experience additional delays in the future. No definitive contracts have been signed yet in connection with the three major projects pending in the Coal Segment. Additionally, financing has yet to be arranged for these projects. Continued delays in finalizing the Company's new coal projects may have a material adverse effect on the Company.

starpay Intellectual Property Rights; Copying by Competitors

     The Company has identified at least three competitors that offer services that potentially conflict with starpay's intellectual property rights. If the Company is unable to protect its intellectual property rights from infringement, the Company may not be able to realize the anticipated profit potential from the e-Commerce Segment.

Political and economic uncertainty in China could worsen at any time and our operations could be delayed or discontinued.

     Our business is subject to political and economic risks, including:

o Loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war and insurrection;

o Risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties;

o    Renegotiation of contracts with governmental entities;

o Changes in laws and policies governing operations of foreign-based companies in China;

o Exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

o Laws and policies of the United States affecting foreign trade, taxation and investment; and

o The possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.


                           OTHER CORPORATE ACTIVITIES

     Other Assets. Beard also has a number of other assets and investments which it is in the process of liquidating as opportunities materialize. Such assets consist primarily of two convenience store locations with related property, plant and equipment, iodine extraction plants and related equipment, brine collection wells, drilling rig components and related equipment, land and improvements, wastewater storage tanks, a real estate limited partnership in which the Company is a limited partner and other miscellaneous investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities. Beard's recorded value for these other assets is less than or equal to their estimated fair value.

     Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2002, at a current annual rental of $86,000. In addition, Beard's subsidiaries lease space at other locations as required to serve their respective needs.

     Employees. As of December 31, 2001, Beard employed 21 full time and three part time employees in all of its operations, including nine full time employees and three part time employees on the corporate staff.

(d) Financial information about foreign and domestic operations and export sales.

     See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2. Properties.

     See Item 1(c) for a description of properties.

Item 3. Legal Proceedings.

     Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, the Company is a plaintiff in a lawsuit where the Company's share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2001. See "McElmo Dome Litigation" below.

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

     When the Court denied Plaintiffs' class motion in March of 2000, the CO2 Claims Coalition arranged for the filing of three additional cases, one on behalf of each royalty owner, each overriding royalty owner and each small share working interest owner. The aggregate Plaintiffs' interests in these cases is greater than the aggregate Plaintiffs' interests in the present case with damage claims proportionately the same. The CO2 Claims Coalition is entitled to 5% of any recovery in these cases to compensate it for the expenditures made to date, and will also be reimbursed for one-half of its expenses from any recovery in these cases.

     Significant progress was made during 2001 in connection with the litigation. A Settlement Agreement (the "Agreement") was signed among the attorneys for the Plaintiffs and the Defendants on September 21, 2001. At the Final Hearing held in Denver on April 8, 2002 the federal judge approved a class action settlement of $51 million in cash to settle the lawsuit, and said that the settlement was "fair, reasonable and adequate." It is expected that the final order in the case will be issued during the week of April 15. Distribution of the proceeds will be delayed until all appeal periods have run. The Company believes the settlement will be concluded in the May to June time frame of this year with anticipated proceeds to the Company in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Third parties have been attempting to intervene in the case. Accordingly, there is the possibility that appeals could delay the settlement or that intervening parties could ultimately cause the settlement to be overturned. We believe it is unlikely that the settlement will be overturned.

     The Company has expensed all of its share, totaling $375,000 from 1996 through year-end 2001, of the costs of the litigation. Accordingly, any settlement proceeds flowing to Beard will result in net income, except for alternative minimum taxes which are not expected to exceed 2% in total. Beard's share of any settlement will not be subject to Federal or Colorado income tax due to the Company's NOL's. (See Note 12 to the Company's Financial Statements). To the extent the settlement proceeds result in net income for the Company for the year 2002, one-third of consolidated net income will be paid to the preferred shareholders under terms of the redemption features of the Company's mandatorily redeemable preferred stock. (See Note 5 to the Company's Financial Statements).

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

(a)  Market information.

     Since September 28, 2000, the Company's common stock has traded on the OTC Bulletin Board ("OTCBB")(A) under the ticker symbol BRCO. From September 21 through September 27, 2000, such shares were quoted in the over-the-counter market (Pink Sheets)(B) under the same symbol, although no shares traded during such period. The following table sets forth the range of reported high and low bid quotations for such shares in the respective markets from September 21, 2000 through December 31, 2001:

         2001                High              Low
         ----                ----              ---
Fourth quarter               $1.03            $0.03
Third quarter                 1.50             0.05
Second quarter                1.15             0.12
First quarter                 0.75             0.125

         2000                High              Low
         ----                ----              ---
Fourth quarter              $ 9/16            $ 3/16
Third quarter                 5/16              1/4
---------------

(A)  The reported quotations were obtained from the OTCBB Web Site.(C)

(B)  The reported quotations were obtained from Pink Sheets LLC.(C)

(C) In both cases, such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Prior to September 21, 2000, the Company's common stock traded on the American Stock Exchange(R) ("ASE") under the ticker symbol BOC. The following table sets forth the high and low sales price for the Company's common stock, as reflected in the ASE monthly detail reports, for each full quarterly period within the period from January 2, 2000 through September 20, 2000:

         2000                High              Low
         ----                ----              ---
Third quarter             $2                  $  5/8
Second quarter             2-3/8               1-5/8
First quarter              2-15/16             2

(b)  Holders.

     As of February 28, 2002, the Company had 426 record holders of common stock.

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

Item 6. Selected Financial Data.

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 34 of this report.

                                             2001        2000        1999       1998         1997
                                             ----        ----        ----       ----         ----
                                                       (in thousands, except per share data)
Statement of operations data:
   Revenues from continuing operations     $    602    $    717    $  1,421    $  9,238    $    562

   Interest income                              177         136         228         400         183

   Interest expense                            (207)        (60)       (170)       (964)       (134)

   Loss from continuing operations           (1,453)     (1,392)     (1,571)        (89)     (1,314)

   Earnings (loss) from
      discontinued operations                  (868)(a)  (1,637)     (1,828)(b)  (3,768)(c)  10,328(d)

   Net earnings (loss)                       (2,321)     (3,029)     (3,399)     (3,857)      9,014

   Net earnings (loss) attributable to
      common shareholders                    (2,321)     (3,029)     (3,399)     (3,857)      5,225

   Net earnings (loss) per share -
      basic and diluted:
         Loss from continuing operations      (0.79)      (0.76)      (0.86)      (0.05)      (0.62)
         Net earnings (loss)                  (1.27)      (1.66)      (1.85)      (2.02)       2.48

Balance sheet data:
   Working capital                             (350)       (159)        981       5,378      10,352

   Total assets                               4,058       5,087       6,804      37,337      20,952

   Long-term debt (excluding
      current maturities)                     2,513       1,428          13      25,780         519

   Redeemable preferred stock                   889         889         889         889         889

   Total common shareholders' equity
      (deficiency)                             (344)      1,883       4,666       8,387      12,433
---------------

(a) In March 2001, the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon contamination. In May 2001, the fixed assets of the 50%-owned subsidiary involved in natural gas well testing operations were sold. In August 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. (See note 4 of notes to financial statements).

(b) In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership interest in NABR, which was accounted for under the equity method and represented Beard's entire brine extraction/iodine manufacturing segment operations. Beard's share of NABR's operating results have been reported as discontinued for all periods presented. (See note 4 of notes to financial statements).

(c) In August 1998 Beard adopted a plan to discontinue the Other E/S Operations. In April 1999 Beard adopted a plan to discontinue its interstate travel facilities ("ITF") segment. The results of operations and estimated losses to discontinue the other E/S Operations and the ITF segment, including an estimated loss on disposition, were reported as discontinued operations in 1998 and for all prior years. (See note 4 of notes to financial statements).

(d) Beard sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary, in 1997 with the results of such operations, including the 1997 gain on sale, reported as discontinued operations in 1997 and for all prior years. (See note 4 of notes to financial statements).

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

Overview

     General. In 2001 the Company operated within the following operating segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

      The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology. The e-Commerce Segment is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

      The Company's continuing operations reflect losses of $1,453,000, $1,392,000, and $1,571,000 in 2001, 2000, and 1999, respectively.

     In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998 and the Company recorded losses for the ITF Segment totaling $2,419,000, including a $1,603,000 loss from discontinuing such operations that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 that year related to discontinuing such operations. The Company continued to operate the two remaining facilities during most of 2000 while it was attempting to market them. The operation of both stores was suspended during the fourth quarter of 2000 in order to minimize further losses. In 2000, the Company recorded losses totaling $591,000, including an additional charge of $420,000 related to discontinuing such operations. In 2001 the Company recorded losses totaling $121,000, including an additional charge of $114,000 related to discontinuing such operations, and does not expect further charges in connection with such activities. At year-end 2001, the discontinued ITF Segment had $407,000 of assets remaining, consisting primarily of two convenience stores with related property, plant, and equipment, and liabilities totaling $23,000 consisting primarily of trade payables of $9,000 and accrued liabilities of $14,000. See Note 4 to the financial statements.

      In 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's brine extraction/iodine manufacturing segment. Beard owned 40% of NABR, which was not a consolidated entity and had previously been accounted for as an equity investment. Beard's share of NABR's operating results in 1999 were reflected as an $82,000 loss from discontinued operations. In addition, in December 1999, Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts to be received from the assets' disposition and the asset's recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased) and the costs of ceasing operations. The joint venture was dissolved effective September 15, 2000, and the Japanese partners received their final distribution of cash in December, 2000, with the Company taking over the remaining assets and liabilities. The segment's larger plant, which produced its last iodine in April 2000, was shut down in September 2000 and the Company is now working to dispose of its equipment. The Company intends to sell the smaller plant as a going concern. In 2000, the Company recorded income of $179,000 which represented the excess of the amounts received by the Company over the remaining basis of the Company's investment in the joint venture. In 2001, the Company recorded losses of $111,000 related to the operations of the smaller plant, and does not expect any additional charges in connection with such activities. At year-end 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $71,000 and $76,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $7,000 and accrued expenses of $242,000. See Note 4 to the financial statements.

     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations in the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. The Company received $21,000 and $65,000 of the holdback in June and November, respectively, of 2001. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment. Beard's share of operating losses from the discontinued segment were $619,000 for the year ended December 31, 2001. Beard's share of operating losses from the 50%-owned company (accounted for as an equity investment) were $393,000 which included a provision of $72,000 for estimated losses from the discontinuation of operations. The remaining $226,000 of losses for the year ending December 31, 2001 were associated with the operations of the sand separator company and were not anticipated in the loss accrual. These losses included $107,000 loss incurred on the sale of the five sand separators owned by the wholly-owned subsidiary of the Company. See note 4 to the financial statements.

      The Company is now focusing its primary attention on the McElmo Dome litigation, together with the Coal, China and e-Commerce Segments, which it believes have significant potential for growth and profitability.

      The Company has other operations, including various assets and investments that it has been liquidating as opportunities have materialized.

      The results of operations for 2001, 2000 and 1999 were severely impacted by the termination of a major contract, which had guaranteed the Company a minimum operating profit of $100,000 per month, on January 31, 1999. Termination of this contract (see "Coal Reclamation Activities---The MCN Projects") was especially discouraging since it came at a time when the Coal Segment had just established itself as the world's largest operator of coal reclamation facilities. The result was a sharp decline in the Coal Segment's revenues---from $8,585,000 in 1998 down to $137,000 in 2001---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $508,000 in 1999, $625,000 in
2000, and $544,000 in 2001.

      Operating profit of the CO2 Segment in 2001 decreased $43,000 from the prior year, primarily as a result of a slight decrease in prices for CO2 and higher operating costs. Beginning in 2001 the results of operations of the China Segment, which had no revenues in such year, were conducted through an affiliate. The segment incurred an operating loss of $300,000 in 2001 which is included in equity in earnings of unconsolidated affiliates. The e-Commerce Segment also had no revenues in 2001, but incurred $103,000 less SG&A expenses than in the prior year as it cut back its pursuit of strategic alliances pending the issuance of patents. The operating loss from corporate activities at the parent company level decreased $107,000 as the Company continued to cut costs. The Company's total net loss decreased $708,000 to $2,321,000, reflecting the $769,000 decrease in losses from discontinued operations.

      2000 results of operations reflected improvement in the operating margins of the CO2 Segment. The segment had a $60,000 increase in its operating profit versus 1999, principally as the result of higher prices for CO2. The China Segment generated no revenues, and incurred $400,000 of selling, general and administrative expenses related to its continuing startup activities. This was an increase of $121,000 over 1999, reflecting the expanded level of activity by this segment. The e-Commerce Segment generated no revenues but incurred $275,000 of SG&A expenses as it stepped up its marketing activities. The operating loss from corporate activities at the parent company level decreased $248,000 from 1999 reflecting decreased salary, legal and other SG&A costs as the Company found ways to reduce costs. The Company's total net loss decreased $370,000, reflecting the $179,000 decrease in losses from continuing operations and the $191,000 decrease in losses from discontinued operations.

      1999 results of operations reflected a $170,000 reduction in the operating profit of the CO2 Segment versus 1998 reflecting decreased CO2 production and demand. The China Segment generated no revenues, but incurred $277,000 of selling, general and administrative expenses related to its startup activities. The e-Commerce Segment generated no revenues but incurred $129,000 of SG&A expenses related to its startup activities. Despite the fact that the Company's loss from continuing operations increased $1,482,000, its total net loss decreased $458,000, reflecting the $1,940,000 decrease in losses from discontinued operations.

Liquidity and capital resources

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows used in operations during 2001, 2000, and 1999 were $(1,243,000), $(2,552,000), and $(1,709,000), respectively, while capital additions from continuing operations were $71,000, $422,000 and $1,176,000, respectively, as indicated in the table below:

                              2001         2000         1999
                              ----         ----         ----
Coal                      $   17,000   $  371,000   $1,135,000
Carbon dioxide                17,000        4,000       10,000
e-Commerce                         -        8,000            -
Other                         37,000       39,000       31,000
                          ----------   ----------   ----------
         Total            $   71,000   $  422,000   $1,176,000
                          ==========   ==========   ==========

     Capital additions in the discontinued WS Segment were $38,000 and $216,000 in 2000 and 1999, respectively. Capital additions in the discontinued ITF Segment were $13,000 and $59,000 in 2000 and 1999, respectively.

     The Company's 2002 capital expenditure budget has tentatively been set at zero in 2002. This does not include an estimated $1,853,000 to $2,504,000 of plant costs which may be incurred by the Coal Segment for the project expected to start this year subject to the availability of financing.

     Liquidity. The sale of the Company's dry ice manufacturing and distribution business in 1997 provided the Company with significant liquid resources. However, such funds had been substantially utilized by year-end 1999. The Company's activities in 2000 and 2001 were primarily funded by a bank line of credit, by loans from related parties, by repayments on notes receivable related to our operations in Mexico and by the sale of assets. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas, demand for the construction of facilities in China using the patented AirLance Compost Systems(TM) composting technology, and the e-Commerce Segment's success in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     During 2001 the Company reduced its working capital by $191,000 from $(159,000) at year-end 2000. $23,000 was used by the Coal Segment to purchase equipment. $528,000 was used to fund the operating loss of the Coal Segment. $751,000 was used to fund net advances to the Company's operations in China. $427,000 was used to fund net advances to the Company's discontinued well testing venture in Mexico. In addition, the Company loaned a net additional $378,000 to its partner which operates the joint venture to fund a portion of its investment. $121,000 was used to fund the operations of the discontinued ITF Segment. Another $172,000, was used to fund the startup activities of the e-Commerce Segment. The bulk of these expenditures were funded by a $1,298,000 increase in debt, $264,000 from the sale of assets, and $876,000 from payments on notes receivable.

     As a result, at December 31, 2001, the Company was in a negative working capital position with working capital of $(350,000), and a current ratio of 0.61 to 1.

     Despite the fact that the Company has had losses from continuing operations for the past five years, its total net loss during such period totaled only $3,592,000. The last four years have been particularly disappointing, as the Company generated net losses totaling $12,606,000, including losses from continuing operations totaling $4,327,000. The discontinued interstate travel facilities and natural gas well servicing businesses accounted for $3,565,000 and $2,347,000, respectively, of the losses, but those problems are now behind us and management expects to dispose of their remaining assets in 2002. The discontinued iodine business impacted earnings the last two years, but again, those problems are behind us, and management expects to dispose of its remaining assets in 2002.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has four major projects in various stages of development, all of which, subject to arranging necessary financing, are expected to mature into operating projects during 2002 and 2003. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in four different states and involve four different parties. On three of the projects we are negotiating with the pond owners concerning the installation of a preparation plant to recover clean coal. The fourth project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant.

     The first three projects require the arrangement of necessary financing; the fourth would require no financing. Negotiations are in progress with a substantial third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing on the three projects. Although the timing of the four projects is uncertain, they are all considered to have a high probability of activity, subject to obtaining the necessary financing on the three. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any or all of the projects will materialize.

     After more than three years of development activity by the China Segment, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") with various Chinese partners which call for the construction of three compost manufacturing facilities in which the Company will own an interest and receive an operating fee. The initial plant, located at Baoding in Hebei Province, broke ground in March of 2001. Construction was delayed due to cold weather, but is targeted to resume in the spring of 2002. The first installment (US $61,571, net of tax of approximately $10,000) of the fabrication license fee for this plant was received in December of 2001, with the next installment anticipated this summer. A second plant, located at Qihe City in Shandong Province, is also targeted to resume construction in the spring of 2002. The third CJV, which calls for the construction of a plant in the City of Handan, is on indefinite hold. The segment is currently pursuing four other projects which are considered to have a high probability for activity. If they materialize they would result in contracts in which the segment would receive substantial front-end fees with no equity interest. If the plants currently under construction progress on schedule, they are projected to generate fabrication license fees, management fees and installation fees in 2002 which will more than cover the segment's projected overhead as well as its required injections of registered capital for the projects during the year.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996 (see "Item 3. Legal Proceedings---McElmo Dome Litigation"). A Settlement Agreement was signed by the parties in September of 2001 and a Final Hearing in the matter was held on April 8, 2002. The Company believes that the Settlement will be concluded in May or June of this year with anticipated proceeds to the Company in excess of $3.5 million. Although there is the possibility that appeals could delay the Settlement or that intervening parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the settlement will be overturned.

     In 2000 the Company supplemented its $300,000 credit line with a commercial bank by arranging for borrowings of up to $1,500,000 from affiliates of a related party. Such lines had been increased to a total of $2,350,000 in September of 2001, and were subsequently increased to $2,600,000 in January of 2002 to provide additional working capital. The Company is currently pursuing $1,000,000 of additional financing through the private placement of 10% subordinated notes due September 30, 2003, with warrants, to provide additional working capital and improve liquidity and to "bridge the gap" until the Settlement funds are distributed or until the contemplated Coal and China projects achieve positive cash flow. In addition, the Company will be disposing of the remaining assets from the discontinued ITF, BE/IM and WS Segments and can sell certain other assets to generate cash if necessary.

     Selected liquidity highlights for the Company for the past three years are summarized below:

                                          2001           2000           1999
                                          ----           ----           ----
Cash and cash equivalents              $    55,000    $    31,000    $   767,000
Accounts and other receivables, net        175,000        337,000        480,000
Inventory                                   76,000        129,000        103,000
Trade accounts payable                     156,000        167,000        262,000
Current maturities of long-term debt       307,000         30,000         17,000
Long-term debt(1)                        2,513,000      1,428,000         13,000
Working capital                           (350,000)      (159,000)       981,000
Current ratio                            0.61 to 1      0.79 to 1      2.19 to 1
Net cash used in operations             (1,243,000)    (2,552,000)    (1,709,000)
---------------

(1) In 1999 the Company terminated certain debt agreements that resulted in the removal of $23,053,000 of debt from its balance sheet, and disposed of most of the assets of its interstate travel facilities segment, resulting in the removal of an additional $2,563,000 of debt from its balance sheet.

     In 2001, the Company had positive cash flow of $24,000. Operations of the Coal, W/S, China, e-Commerce and E/R Segments resulted in cash outflows of $1,470,000. (See "Results of operations---Other activities" below).

     The Company's investing activities utilized cash of $31,000 in 2001. Proceeds from the sale of assets provided cash of $264,000 and payments on notes receivable provided cash of $876,000. Net distributions from the Company's investment in Cibola provided cash of $131,000. Acquisitions of property, plant and equipment and intangible assets used cash of $95,000 of the cash outflow, while (i) investments in and (ii) loans to a partner in the China Segment and the discontinued W/S Segment utilized cash of $1,209,000.

     The Company's financing activities provided cash flows of $1,298,000 in 2001. The Company received $1,807,000 from its borrowings and utilized $509,000 for payments on lines of credit and term notes.

     At year-end 2001 the Company had fully utilized the parent company's $300,000 bank line of credit which matures on July 15, 2002. At December 31, 2001 the Company had also utilized $2,243,000 of a $2,500,000 line of credit from a related party which bears interest at 10% until maturity at June 30, 2003. The Company had also fully utilized amounts available under lines of credit with three affiliates of a related party. These amounts totaled $100,000 and bear interest at 10% until maturity at April 1, 2003. The Company believes that cash and available credit, together with proceeds from the sale of assets, will be adequate to meet the Company's liquidity needs, including anticipated requirements for working capital, until the $1,000,000 of financing currently being pursued has been finalized and is in place.

     Effect of Recent Developments on Liquidity. The Company's debt-to-equity ratio, which stood at 0.77 to 1 at year-end 2000, had deteriorated to 1.86(A) to 1 at year-end 2001. Consolidated debt, which totaled $1,458,000 at year-end 2000, increased to $2,820,000 at year-end 2001. If the Company is successful in obtaining the $1,000,000 in subordinated notes, it plans to pay down its present indebtedness with the bank and re-negotiate its credit line with them. It also intends to pay down a portion of its present indebtedness with the related parties. This should give the Company ample working capital to operate until the contemplated coal projects and the composting projects in China are generating positive cash flow.
---------------
(A) Computed by using the market value of the equity in the denominator of the equation. Using the negative equity of $344,000 would result in ending up with a meaningless number.

      Effect of Reorganization on Liquidity. Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions (see note 5 to the financial statements).

Results of operations

      General. The period from 1997 to 2001 has been a time of transition for the Company. In 1997 the Company divested itself of its real estate construction and development activities, sold its dry ice manufacturing and distribution business, and restructured its E/RR Segment, shifting its principal focus to coal reclamation and discontinuing most of its environmental services activities. The Company made a brief and unsuccessful foray into the interstate travel business in 1998, which it discontinued in 1999. The Management Committee directing the operations of a 40%-owned joint venture engaged in the extraction, production and sale of crude iodine decided to discontinue operations of the joint venture in 1999. In 2001 the ER and WS Segments were discontinued. As a result, the corporate staff is now focusing most of its attention on the management of the Coal, China and e-Commerce Segments, which we believe hold the greatest potential for future growth and profits. The CO2 Segment's operating results remain profitable; the degree of profitability primarily reflecting changes in demand due to fluctuations in oil pricing. The China Segment appears to be on the threshold of a major breakout. The e-Commerce Segment is experiencing the normal problems and delays encountered when starting new businesses. In addition, the Company continues to liquidate assets no longer in line with the Company's strategic objectives. Operating profit (loss) for the last three years for the Company's remaining principal operating segments which the Company controls is set forth below:

                                    2001           2000           1999
                                    ----           ----           ----
Operating profit (loss):
 Coal                           $  (544,000)   $  (625,000)   $  (508,000)
 Carbon dioxide                     313,000        356,000        296,000
 China                                    -       (400,000)      (279,000)
 e-Commerce                        (172,000)      (275,000)      (129,000)
                                -----------    -----------    -----------
        Subtotal                   (403,000)      (944,000)      (620,000)
Other - principally corporate      (969,000)    (1,076,000)    (1,324,000)
                                -----------    -----------    -----------
        Total                   $(1,372,000)   $(2,020,000)   $(1,944,000)
                                ===========    ===========    ===========

     Following is a discussion of results of operations for the three-year period ended December 31, 2001.

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

     The MCN Projects generated none and 35% of the Coal Segment's 2001 and 2000 revenues, respectively. Operating revenues in this segment were $137,000, $215,000, and $953,000 in 2001, 2000, and 1999, respectively, with the sharp decrease in 2000 reflecting the impact of terminating the MCN Projects. Operating costs decreased to $524,000 in 2001 from $663,000 in 2000 and from $1,064,000 in 1999. SG&A expenses decreased to $122,000 in 2001 from $158,000 in
2000 and from $204,000 in 1999. The decrease in costs in 2001 and 2000 reflects the effect of the termination of the MCN Projects. The segment produced an operating loss of $544,000 in 2001, $625,000 in 2000 and $508,000 in 1999.

     Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment were $442,000, $471,000, and $418,000 in 2001, 2000, and 1999, respectively, while operating profits totaled $313,000, $356,000, and $296,000, respectively, for the three years. CO2 net sales volumes were 1,327,000 Mcf, 1,319,000 Mcf, and 1,536,000 Mcf in 2001, 2000, and 1999,
respectively. The decrease in revenues and operating profits in 2001 versus 2000 is due to a slight increase in net sales volume overcome by a decrease in prices received for CO2. The increase in revenues and operating profits in 2000 versus 1999 reflects the sharp increase in oil prices in late 1999 and throughout 2000, and the resultant increased demand for CO2 used for tertiary oil recovery.

     China. In 1998 the Company activated Beard Sino-American Resources Co., Inc. ("BSAR") to pursue coal reclamation opportunities in China utilizing BTI's patented mulled coal technology in China. Due to changes in the political and business environment in China, BSAR shifted its direction in 1999. Coal reclamation activities have been suspended and BSAR is now focusing all of its attention on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology. Since January 1, 2001, the operations of this segment have been conducted through an affiliate. BSAR had no revenues in 2001, 2000 or 1999, and recorded $400,000 and $279,000 of SG&A expenses, respectively, in 2000 and 1999 while pursuing its various marketing efforts. For the year 2001, the segment incurred a loss of $289,000 which is included in equity in operations of unconsolidated affiliates discussed below.

     e-Commerce. In early 1999, the Company began developing its proprietary concept for an Internet payment system through starpay.com, inc. ("starpay"). starpay had no revenues in 2001, 2000 or 1999, and recorded $167,000, $275,000 and $129,000 of SG&A expenses, respectively, in such years. In 2001 starpay shifted its focus from the development of its technology to concentrate on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $969,000 in 2001, $1,076,000 in 2000 and $1,324,000 in 1999. The operating loss decreased $107,000 in 2001 compared to 2000 primarily as a result of lower fees for legal, accounting and other professional services. The operating loss decreased $248,000 in 2000 versus 1999 due to several factors, including reduced salary and benefit costs, legal and professional expenses, and other SG&A items as the Company continued to search for ways to reduce costs. Additionally, the year 1999 saw the Company incur markedly lower benefit expenses while incurring slightly higher legal expenses as the Company continued to pursue the CO2 litigation.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased to $1.2 million in 2001 from $1.5 million in 2000 and from $1.6 million in 1999. The reduction was partly attributable to the Coal Segment, which incurred SG&A expense of $122,000, $158,000, and $204,000 in 2001, 2000, and 1999, respectively. The decreases in 2001 and 2000 reflect lower staffing costs required to meet the demands of the projects undertaken in place of the MCN Projects. SG&A expense incurred by the China Segment during 2000 increased to $400,000 from $279,000 in 1999 as the segment expanded its marketing efforts. As of January 2001, those activities are being conducted through an unconsolidated affiliate and are reflected elsewhere. SG&A expense incurred by the e-Commerce Segment decreased in 2001 to $167,000 from $272,000 in 2000 after an increase from $129,000 in 1999 reflecting the segment's level of marketing activity. Other corporate SG&A decreased to $1,020,000 in 2001 from $1,048,000 in 2000 and $1,333,000 in 1999. The variances were attributable primarily to reductions in professional fees and in the Company's benefits and to changes in the level of costs incurred as the Company pursued investment opportunities that failed to materialize.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased $6,000 or 7% to $90,000 in 2001 compared to 2000 due primarily to increases in property, plant and equipment in the Coal Segment. The Company's depreciation, depletion and amortization expenses decreased $183,000 or 69% in 2000 from 1999. The fluctuations in DD&A expense for 2000 were primarily attributable to the lower depreciable basis of assets in the Coal Segment as the Company sold its ownership interest in the entity owning the equipment for the MCN projects effective in January, 1999.

     Interest income. Interest income increased $41,000 to $177,000 from $136,000 in 2000 after a decrease of $92,000 from $228,000 in 1999. The increase for 2001 reflects the income on loans to its partners in Mexico and China. The Company had considerable cash at the beginning of 1998 remaining from the sale of the assets of its discontinued solid CO2 segment in 1997. The decreases in 2000 from the amount realized in 1999 reflect the decreased amount available to invest as cash was used to fund other investments and operations.

     Interest expense. Interest expense increased $147,000 in 2001 to $207,000 from $60,000 in 2000. Interest expense decreased from $170,000 in 1999 to $60,000 in 2000. The higher expense in 2001 reflects the increased level of debt in 2001 as the Company borrowed to meet operating needs and to fund the China ventures. The high expense in 1999 reflects the high level of debt incurred by the Coal Segment to fund the acquisition of equipment for the MCN Projects in such year. The sharp decrease in 2000 reflects the Coal Segment being relieved of such indebtedness as of January 31, 1999. Although the Company had less than $100,000 of debt for most of 1999, it incurred considerable interest expense in January of that year when it had more than $23 million of debt. The Company's indebtedness increased steadily throughout 2000, but it still incurred less interest expense than it incurred in 1999.

     Equity in earnings of unconsolidated affiliates. The Company's equity in earnings of unconsolidated affiliates reflected a loss of $167,000 for 2001 compared to earnings of $235,000 in 2000 and $305,000 in 1999. The Company's equity in the operating losses of its affiliate in China reflected a loss of $312,000 for 2001, the first year of conducting the operations in China in this format. Offsetting the Company's share of the losses of the affiliate in China was the Company's share of the earnings of Cibola Corporation ("Cibola"). Although the Company owns 80% of the common stock of Cibola Corporation, it does not have operating or financial control of this gas marketing subsidiary. Cibola, formed in 1996, contributed $142,000, $237,000 and $308,000 of pre-tax net income to the Company for fiscal years 2001, 2000 and 1999, respectively, pursuant to a tax sharing agreement. Such income was down in 2001 and 2000 due to capital losses incurred on Cibola's investments.

     Gain on sale of assets. Gains on the sale of assets totaled $81,000 in 2001, $298,000 in 2000, and $56,000 in 1999. Such gains reflected proceeds from the sale of certain assets that are in the process of being liquidated. Most of the increase in 2000 resulted from the sale of the Company's interest in a real estate limited partnership which generated a gain of $194,000.

     Impairment of investments and other assets. In 2001, 2000 and 1999 the Company recognized $41,000, $71,000, and $110,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

     Income taxes. The Company has approximately $58.1 million of net operating loss carryforwards and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards before they begin to expire in 2004. At December 31, 2001 and 2000, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes (refunds) of ($73,000), $8,000 and $36,000 for 2001, 2000 and
1999, respectively. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

     Discontinued operations. In 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's Brine Extraction/Iodine Manufacturing Segment. Beard owned 40% of NABR, which was not a consolidated entity and had previously been accounted for as an equity investment. The joint venture was dissolved effective September 15, 2000. Shut down of the segment's larger plant was completed in September 2000 and the Company is now working to dispose of its equipment. The Company intends to sell the smaller plant as a going concern. Beard's share of NABR's operating results were $82,000 of losses in 1999 which have been reported as discontinued in the Company's statements of operations. In addition, the Company recorded a charge of $540,000 in 1999 and a gain of $179,000 in 2000 in connection with the discontinuance of the segment's operations. Beard recorded a loss of $111,000 for 2001 for the net operating expenses of the smaller of the two plants distributed to the Company in 2000. No further charges are anticipated in connection with such activities. See Note 4 to the financial statements.

     In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Those operations were reflected as discontinued operations in 1998 and the Company recorded losses for the ITF Segment totaling $2,419,000, including a $1,603,000 loss from discontinuing such operations that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 that year related to discontinuing such operations. The Company continued to operate the two remaining facilities during most of 2000 while it was attempting to market them. The operation of both stores was suspended during the fourth quarter of 2000 in order to minimize further losses. In 2000, the discontinued ITF Segment incurred operating losses totaling $351,000. The discontinued ITF Segment charged the first $180,000 of these operating losses against a loss accrual established in 1999 and recognized $44,000 in September, 2000. The remaining $127,000 in operating losses were recognized during the fourth quarter of 2000. The discontinued ITF Segment recorded an additional $420,000 loss in December, 2000; $60,000 represented losses expected to be incurred by ITF from the date of shutdown through the anticipated disposal date of the remaining assets; and $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The total loss recorded in 2000 related to the discontinued ITF Segment was $591,000. ITF recorded $7,000 of revenues in 2001 and its actual operating losses attributable to the shutdown and maintenance of the facilities were $67,000. ITF charged $60,000 of the losses to the loss accrual recorded in 2000. The remaining $7,000 is reflected in the statement of operations. At December 31, 2001, ITF recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of those remaining assets. The Company does not anticipate any further charges in connection with such activities. At year-end 2001, the discontinued ITF Segment had $407,000 of assets remaining, consisting primarily of two convenience stores with related equipment, and liabilities totaling $23,000 consisting primarily of trade payables and accrued liabilities. See Note 4 to the financial statements.

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

     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a hold back of $150,000. $21,000 and $65,000 of the hold back were received in June and November, respectively, of 2001. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     Beard's share of operating losses from the discontinued segment was $619,000 for the year ending December 31, 2001. Beard's share of operating losses from the 50%-owned company (accounted for as an equity investment) were $393,000 which included a provision of $72,000 for estimated losses from the discontinuation of operations. The remaining $226,000 of losses for the year ending December 31, 2001 were associated with the operations of the sand separator company and were not anticipated in the loss accrual. These losses included a $107,000 loss incurred on the sale of the five sand separators owned by the wholly-owned subsidiary of the Company. Beard's share of operating losses from the discontinued segment were $1,238,000 and $455,000, respectively for 2000 and 1999.

     As of December 31, 2001 the WS Segment had accounts receivable totaling $45,000 and fixed assets of $150,000. The significant liabilities of the segment consisted of taxes payable, trade accounts payable and other accrued expenses totaling $49,000. It is anticipated that all liabilities of the segment will be paid off prior to the dissolution of the companies in the segment related to the operations in Mexico in May of 2002.

     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001, 2000 or in 1999. ISITOP's operating losses totaled $17,000, $142,000 and $317,000 for 2001, 2000 and 1999, respectively. ISITOP had no significant assets or liabilities at December 31, 2001.

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

Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 applies to intangible assets acquired individually or with a group of other assets at acquisition and subsequent to acquisition. According to Statement No. 142, intangible assets are to be recorded at fair value and goodwill will not be amortized, but assessed annually for impairment.

     In September 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 applies to the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. The statement requires that asset retirement obligations be recognized at fair value when the obligation is incurred.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets covered by the statement include those to be held and used or to be disposed of, such as assets under capital leases of lessees, assets subject to operating leases of lessors, and prepaid assets. This statement provides guidance for the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of discontinued operations.

     The Company is required to adopt FASB Statements No. 142 and 144 effective January 1, 2002 for the fiscal year ended December 31, 2002. The Company will be required to adopt FASB Statement 143 effective January 1, 2003 for the fiscal year ended December 31, 2003. The Company has not evaluated the effects of Statement No. 142, 143 or 144, but does not believe that adoption of these accounting standards will have a significant effect on the financial position or results of operations of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 2001, the Company had notes receivable of $482,000 and total debt of $2,820,000. The notes receivable and $2,369,000 of the debt have fixed interest rates and, to such extent, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. The Company's outstanding bank debt totaling $300,000 floats with the prime rate, and a 10% increase in market interest rates would have increased the Company's interest expense by approximately $2,000. At December 31, 2001, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $4,000 and reduced the fair value of its debt by $32,000.

     The Company has no other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

                       The Beard Company and Subsidiaries
                          Index to Financial Statements
                    Forming a Part of Form 10-K Annual Report
                    to the Securities and Exchange Commission
                                                                     Page Number
                                                                     -----------
Independent Auditors' Report..................................................36

Independent Auditors' Report..................................................37


Financial Statements:

   Balance Sheets, December 31, 2001 and 2000.................................38

   Statements of Operations, Years ended December 31, 2001, 2000 and 1999.....39

   Statements of Shareholders' Equity, Years ended December 31, 2001, 2000 and 1999.................................................................40

   Statements of Cash Flows, Years ended December 31, 2001, 2000 and 1999.....41

   Notes to Financial Statements, December 31, 2001, 2000 and 1999............43

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Beard Company:


We have audited the accompanying consolidated balance sheets of The Beard Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                          COLE & REED, P.C.
                                          Cole & Reed, P.C.


Oklahoma City, Oklahoma
April 8, 2002

                          Independent Auditors' Report





The Board of Directors and Stockholders
The Beard Company:


We have audited the statements of operations, shareholders' equity, and cash flows of the Beard Company and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of the Beard Company and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                          KPMG LLP



Oklahoma City, Oklahoma
April 7, 2000, except as to the last
paragraph of note 1 which is as of
August 31, 2001.

                                   THE BEARD COMPANY AND SUBSIDIARIES
                                             Balance Sheets
                                                                           December 31,    December 31,
                        Assets                                                 2001           2000
                        ------                                                 ----           ----
Current assets:
      Cash and cash equivalents                                            $     55,000    $     31,000
      Accounts receivable, less allowance for doubtful
         receivables of $107,000 in 2001 and $292,000 in 2000                   175,000         337,000
      Inventory                                                                  76,000         129,000
      Prepaid expenses and other assets                                          56,000          39,000
      Current portion of notes receivable (note 7)                              180,000          80,000
                                                                           ------------    ------------
                Total current assets                                            542,000         616,000
                                                                           ------------    ------------
Notes receivable (note 7)                                                       108,000         789,000

Investments and other assets (note 6)                                           652,000         467,000

Property, plant and equipment, at cost (note 8)                               4,894,000       5,364,000
      Less accumulated depreciation, depletion and amortization               2,184,000       2,198,000
                                                                           ------------    ------------
                Net property, plant and equipment                             2,710,000       3,166,000
                                                                           ------------    ------------
Intangible assets, at cost (note 9)                                              48,000          50,000
      Less accumulated amortization                                               2,000           1,000
                                                                           ------------    ------------
                Net intangible assets                                            46,000          49,000
                                                                           ------------    ------------
                                                                           $  4,058,000    $  5,087,000
                                                                           ============    ============

                       Liabilities and Shareholders' Equity (Deficiency)
                       -------------------------------------------------

Current liabilities:
      Trade accounts payable                                               $    156,000    $    167,000
      Accrued expenses (note 4)                                                 429,000         578,000
      Current maturities of long-term debt (note 10)                            307,000          30,000
                                                                           ------------    ------------
                Total current liabilities                                       892,000         775,000
                                                                           ------------    ------------
Long-term debt less current maturities (note 10)                                 19,000         347,000

Long-term debt - related entities (note 10)                                   2,494,000       1,081,000

Other long-term liabilities                                                     108,000         112,000

Redeemable preferred stock of $100 stated value;
      5,000,0000 shares authorized; 27,838 shares issued
      and outstanding in 2001 and 2000 (note 5)                                 889,000         889,000

Common shareholders' equity (deficiency):
      Common stock of $.001333 par value per share; 7,500,000
         shares authorized; 2,123,898 shares issued
         and outstanding in 2001 and 2000                                         3,000           3,000
      Capital in excess of par value                                         38,081,000      37,986,000
      Accumulated deficit                                                   (36,568,000)    (34,247,000)
      Accumulated other comprehensive loss                                      (14,000)        (13,000)
      Treasury stock, 295,053, at cost, in 2001 and 2000                     (1,846,000)     (1,846,000)
                                                                           ------------    ------------
                Total common shareholders' equity (deficiency)                 (344,000)      1,883,000
                                                                           ------------    ------------
Commitments and contingencies (notes 5, 11, and 15)
                                                                           $  4,058,000    $  5,087,000
                                                                           ============    ============

See accompanying notes to financial statements.

                                   THE BEARD COMPANY AND SUBSIDIARIES
                                        Statements of Operations
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                  2001           2000           1999
                                                                  ----           ----           ----
Revenues:
      Coal reclamation                                        $   137,000    $   215,000    $   953,000
      Carbon dioxide                                              442,000        471,000        418,000
      China                                                             -              -              -
      e-Commerce                                                        -              -              -
      Other                                                        23,000         31,000         50,000
                                                              -----------    -----------    -----------
                                                                  602,000        717,000      1,421,000
                                                              -----------    -----------    -----------
Expenses:
      Coal reclamation                                            524,000        663,000      1,064,000
      Carbon dioxide                                               96,000         82,000         89,000
      China                                                             -        400,000        279,000
      e-Commerce                                                        -              -              -
      Selling, general and administrative                       1,232,000      1,480,000      1,630,000
      Depreciation, depletion and amortization                     90,000         84,000        267,000
      Other                                                        32,000         28,000         36,000
                                                              -----------    -----------    -----------
                                                                1,974,000      2,737,000      3,365,000
                                                              -----------    -----------    -----------
Operating profit (loss):
      Coal reclamation                                           (544,000)      (625,000)      (508,000)
      Carbon dioxide                                              313,000        356,000        296,000
      China                                                             -       (400,000)      (279,000)
      e-Commerce                                                 (172,000)      (275,000)      (129,000)
      Other, principally corporate                               (969,000)    (1,076,000)    (1,324,000)
                                                              -----------    -----------    -----------
                                                               (1,372,000)    (2,020,000)    (1,944,000)
Other income (expense):
      Interest income                                             177,000        136,000        228,000
      Interest expense                                           (207,000)       (60,000)      (170,000)
      Equity in net earnings (loss) of unconsolidated
        affiliates                                               (167,000)       235,000        305,000
      Gain on sale of assets                                       81,000        298,000         56,000
      Impairment of investments and other assets (notes
        1 and 17)                                                 (41,000)       (71,000)      (110,000)
      Minority interest in operations of consolidated
        subsidiaries                                                    -         16,000              -
      Other                                                         3,000         82,000        100,000
                                                              -----------    -----------    -----------
Loss from continuing operations before income taxes            (1,526,000)    (1,384,000)    (1,535,000)

Income taxes (note 12)                                             73,000         (8,000)       (36,000)
                                                              -----------    -----------    -----------
Loss from continuing operations                                (1,453,000)    (1,392,000)    (1,571,000)

Discontinued operations (note 4):
      Gain (loss) from discontinued operations                          -        155,000        (82,000)
      Gain (loss) from discontinuing brine extraction/
        iodine manufacturing activities                          (111,000)       179,000       (540,000)
      Loss from discontinuing other environmental remediation
        activities                                                (17,000)      (142,000)      (317,000)
      Loss from discontinuing interstate travel facilities
        activities                                               (121,000)      (591,000)      (434,000)
      Loss from discontinued Natural Gas Well Servicing
        activities                                               (619,000)    (1,238,000)      (455,000)
                                                              -----------    -----------    -----------
      Loss from discontinued operations                          (868,000)    (1,637,000)    (1,828,000)
                                                              -----------    -----------    -----------
Net loss                                                      $(2,321,000)   $(3,029,000)   $(3,399,000)
                                                              ===========    ===========    ===========
Net loss attributable to common shareholders (note 5)         $(2,321,000)   $(3,029,000)   $(3,399,000)
                                                              ===========    ===========    ===========
Net loss per average common share outstanding:
   Basic and diluted (notes 1 and 13):
      Loss from continuing operations                         $     (0.79)   $     (0.76)   $     (0.86)
      Loss from discontinued operations                             (0.48)         (0.90)         (0.99)
                                                              -----------    -----------    -----------
      Net loss                                                $     (1.27)   $     (1.66)   $     (1.85)
                                                              ===========    ===========    ===========
Weighted average common shares outstanding - basic and diluted  1,829,000      1,829,000      1,839,000
                                                              ===========    ===========    ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                         Accumulated                   Total
                                                              Capital in                    Other                      Common
                                               Common         Excess of    Accumulated  Comprehensive  Treasury     Shareholders'
                                                Stock         Par Value       Deficit      Income        Stock   Equity (Deficiency)
                                                -----         ---------       -------      ------        -----   -------------------

Balance, December 31, 1998                   $  3,000   $ 37,747,000    $(27,819,000)   $      -    $ (1,544,000)   $  8,387,000

       Net loss                                     -              -      (3,399,000)          -               -      (3,399,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                 -              -               -       4,000               -           4,000

                                                                                                                    ------------
    Comprehensive loss                              -              -               -           -               -      (3,395,000)
                                                                                                                    ------------

    Issuance of 2,820 shares of treasury
       stock for stock option exercises(A)          -        (24,000)              -           -          24,000               -

    Purchase of 64,706 shares of common
       stock(A)                                     -              -               -           -        (326,000)       (326,000)

                                             --------   ------------    ------------    --------    ------------    ------------

Balance, December 31, 1999                      3,000     37,723,000     (31,218,000)      4,000      (1,846,000)      4,666,000

       Net loss                                     -              -      (3,029,000)          -               -      (3,029,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                 -              -               -     (17,000)              -         (17,000)

                                                                                                                    ------------
    Comprehensive loss                              -              -               -           -               -      (3,046,000)
                                                                                                                    ------------

      Reservation of shares pursuant to
         deferred compensation plan (note 13)       -        263,000               -           -               -         263,000

                                             --------   ------------    ------------    --------    ------------    ------------

Balance, December 31, 2000                      3,000     37,986,000     (34,247,000)    (13,000)     (1,846,000)      1,883,000

       Net loss                                     -              -      (2,321,000)          -               -      (2,321,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                 -              -               -      (1,000)              -          (1,000)

                                                                                                                    ------------
    Comprehensive loss                              -              -               -           -               -      (2,322,000)
                                                                                                                    ------------

      Reservation of shares pursuant to
         deferred compensation plan (note 13)       -         95,000               -           -               -          95,000

                                             --------   ------------    ------------    --------    ------------    ------------

Balance, December 31, 2001                   $  3,000   $ 38,081,000    $(36,568,000)   $(14,000)   $ (1,846,000)   $   (344,000)
                                             ========   ============    ============    ========    ============    ============
---------------

(A)  Adjusted to reflect the 3-for-4 reverse stock split effected in September 2000.

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows
                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------
Operating activities:
     Cash received from customers                                    $    890,000    $  2,538,000    $  8,953,000
     Cash paid to suppliers and employees                              (2,240,000)     (5,158,000)    (10,488,000)
     Interest received                                                    142,000          88,000         232,000
     Interest paid                                                       (108,000)        (12,000)       (346,000)
     Taxes paid                                                            73,000          (8,000)        (60,000)
                                                                     ------------    ------------    ------------
          Net cash used in operating activities                        (1,243,000)     (2,552,000)     (1,709,000)
                                                                     ------------    ------------    ------------
Investing activities:
     Acquisition of property, plant and equipment                         (95,000)       (513,000)     (1,445,000)
     Proceeds from sale of assets                                         264,000         561,000          88,000
     Advances for notes receivable                                       (378,000)       (325,000)       (960,000)
     Payments on notes receivable                                         876,000         360,000         561,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                              (80,000)       (619,000)       (552,000)
     Investment in and advances to fifty percent-owned
        subsidiary in China                                              (751,000)              -               -
     Net purchase of certificates of deposit                                    -               -         (25,000)
     Proceeds from redemptions of certificates of deposit                       -         280,000               -
     Distribution from partnership                                              -         482,000               -
     Other investments                                                    133,000         273,000         199,000
                                                                     ------------    ------------    ------------
          Net cash provided by (used in) investing activities             (31,000)        499,000      (2,134,000)
                                                                     ------------    ------------    ------------

Financing activities:
     Proceeds from line of credit and term notes                        1,807,000       1,386,000               -
     Payments on line of credit and term notes                           (509,000)        (69,000)       (253,000)
     Purchase of treasury stock                                                 -               -        (326,000)
     Other                                                                      -               -          (1,000)
                                                                     ------------    ------------    ------------
          Net cash provided by (used in) financing activities           1,298,000       1,317,000        (580,000)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       24,000        (736,000)     (4,423,000)

Cash and cash equivalents at beginning of year                             31,000         767,000       5,190,000
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $     55,000    $     31,000    $    767,000
                                                                     ============    ============    ============

See accompanying notes to financial statements

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows

Reconciliation of Net Loss to Net Cash Used In Operating Activities:
                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------
Net loss                                                             $ (2,321,000)   $ (3,029,000)   $ (3,399,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation, depletion and amortization                             136,000         111,000         354,000
     Gain on sale of assets                                                 9,000        (328,000)        (56,000)
     Gain from discontinued operations                                          -        (334,000)              -
     Provision for uncollectible accounts and notes                        45,000          99,000          11,000
     Impairment of investments and other assets                           186,000         491,000         110,000
     Net cash used by discontinued operations offsetting
        accrued losses                                                   (164,000)       (180,000)       (347,000)
     Loss from discontinued operations                                          -               -         974,000
     Equity in net loss of unconsolidated affiliates                      480,000         834,000           3,000
     Minority interest in operations of consolidated subsidiaries               -         (16,000)              -
     Other                                                                      -           6,000         (64,000)
     Decrease in accounts receivable, other
       receivables, prepaid expenses and other current assets             211,000         190,000       1,138,000
     Decrease in inventories                                               54,000          73,000         132,000
     Increase (decrease) in trade accounts payable,
        accrued expenses and other liabilities                            121,000        (469,000)       (565,000)
                                                                     ------------    ------------    ------------
     Net cash used in operating activities                           $ (1,243,000)   $ (2,552,000)   $ (1,709,000)
                                                                     ============    ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:

Exchange of coal extraction and beneficiation equipment
     for release of debt obligation                                  $          -    $          -    $ 23,053,000
                                                                     ============    ============    ============
Accounts payable, accrued expenses and other debt
     obligations assumed or cancelled by the purchaser of
     the interstate travel facilities' assets                        $     38,000    $          -    $  2,715,000
                                                                     ============    ============    ============
Sale of property, plant and equipment for notes receivable           $          -    $          -    $     80,000
                                                                     ============    ============    ============

See accompanying notes to financial statements

                       THE BEARD COMPANY AND SUBSIDIARIES

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States. The more significant of such policies are briefly described below.

Nature of Business
------------------
The Company's current significant operations are within the following segments:
(1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology. The e-Commerce Segment consists of a 71%-owned subsidiary which is (i) pursuing the development of a payment system to be used exclusively for Internet transactions and (ii) focusing on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

The Company operated in the Natural Gas Well Servicing ("WS") Segment through
(i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations and (ii) a wholly-owned company that had designed a sand separator for use on natural gas wells. As discussed in note 4, in May, 2001 the fixed assets of the 50%-owned company were sold and in August 2001, the Company ceased pursuing opportunities in Mexico and the segment was discontinued. The majority of the assets of the 100%-owned company in the segment were sold in December 2001.

The Company operated in the environmental remediation business through ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. As discussed in note 4, in March 2001, the Company determined that it would no longer provide financial support to ISITOP, Inc. and the business was discontinued.

Use of estimates
----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
There were no cash equivalents at December 31, 2001 or 2000. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory
---------
As of December 31, 2001, inventory consisted of iodine, at a cost of $76,000, located at the manufacturing facilities that were distributed to the Company upon the dissolution of the joint venture in which the Company had an interest. As of December 31, 2000, inventory consisted of iodine, at cost of $124,000, and gasoline and grocery items located at the Company's two remaining interstate travel facilities, at a fair market value of $5,000.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are depreciated by use of the straight-line method using estimated asset lives of three to 40 years.

The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated depreciation, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

Intangible Assets
-----------------
Identifiable intangible assets, comprised primarily of patents, are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years.

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

In 2001, 2000, and 1999 the Company recognized $41,000, $71,000 and $110,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

Other Long-Term Liabilities
---------------------------
Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2001 and 2000, the fair value of the long-term debt and notes receivable were not significantly different than their carrying value due to interest rates relating to the instruments approximating market rates on those dates. Redeemable preferred stock is carried at estimated fair value.

Revenue Recognition
-------------------
The Company recognizes revenue when it is realized or receivable and earned. The Company considers revenue realized or receivable and earned when there is documentation of an arrangement, the product has been shipped or services provided to a customer, the amount of revenue is fixed and determinable and collectability is assured.

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

Treasury Stock
--------------
In September 1998, the Company announced a plan to repurchase up to 150,000 shares of its outstanding common stock. In 1999, the Company repurchased approximately 64,700 shares for $326,000 and in 1998 repurchased approximately 41,600 shares for $265,000. In 1997, the Company repurchased approximately 228,000 shares of its common stock for approximately $1,519,000. The Company holds repurchased stock as treasury stock. The number of shares purchased and remaining as treasury shares as of December 31, 2001 have been restated to give effect to the 3-for-4 reverse split in September, 2000.

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

Mandatorily Redeemable Preferred Stock
--------------------------------------
The Company's preferred stock is accounted for at estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually, if necessary, for the estimated accretion with a corresponding reduction of capital in excess of par value. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders. No additional accretion was recorded in 2001, 2000, or 1999.

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

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable, and equity investments in unconsolidated affiliates. Notes and leases receivable from five parties comprised approximately 72% of the December 31, 2001 balances of accounts receivable, notes receivable, and investments and other assets. Generally, the Company does not require collateral to support accounts and notes receivable.

Comprehensive Income
--------------------
SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2001 and 2000, the Company's only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in ITS-Testco. The assets and liabilities of Testco de Mexico, a wholly-owned subsidiary of ITS-Testco, are stated in the local currency (the Mexican peso) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.

Reclassifications
-----------------
Certain 2000 and 1999 balances have been reclassified to conform to the 2001 presentation. As described in note 4, the Company discontinued two of its segments. As a result the 2000 and 1999 statements of operations have been reclassified to reflect the two segments' operations as discontinued.

(2)  Ability to Fund Operations
---  --------------------------
Despite continuing operating losses during the past 12 months, the Company's cash and cash equivalents increased slightly from $31,000 at December 31, 2000 to $55,000 at December 31, 2001. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, including $1,500,000 from an affiliate of the Company's chairman. Lines from related parties were increased to a total of $2,350,000 in September of 2001, and were subsequently increased to $2,600,000 in January of 2002. The sale of the fixed assets of the Company's 50%-owned investee in the well testing business in May of 2001, resulted in distributions of cash totaling $907,000 to the Company and the reclassification of a portion of a note receivable from long-term to current. Despite these inflows, working capital deteriorated $191,000 during 2001.

The Company is focusing on replacing its Coal Segment's revenues and currently has four major projects in various stages of development, all of which, subject to arranging necessary financing, are expected to mature into operating projects during 2002 and 2003. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in four different states and involve four different parties. On three of the projects we are negotiating with the pond owners concerning the installation of a preparation plant to recover clean coal. The fourth project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant. The first three projects require the arrangement of necessary financing; the fourth would require no financing. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing on the three projects. Although the timing of the four projects is uncertain, they are all considered to have a high probability of activity, subject to obtaining the necessary financing on the three. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any or all of the projects will materialize.

After more than three years of development activity by the China Segment, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") with various Chinese partners which call for the construction of three compost manufacturing facilities in which the Company will own an interest and receive an operating fee. The initial plant, located at Baoding in Hebei Province, broke ground in March of 2001. Construction was delayed due to cold weather, but is targeted to resume in the spring of 2002. The first installment (US $61,571, net of tax of approximately $10,000) of the fabrication license fee for this plant was received in December of 2001, with the next installment anticipated this summer. A second plant, located at Qihe City in Shandong Province, is also targeted to resume construction in the spring of 2002. The third CJV, which calls for the construction of a plant in the City of Handan, is on indefinite hold. The segment is currently pursuing four other projects which are considered to have a high probability for activity. If they materialize they would result in contracts in which the segment would receive substantial front-end fees with no equity interest. If the plants currently under construction progress on schedule, they are projected to generate fabrication license fees, management fees and installation fees in 2002 which will more than cover the segment's projected overhead as well as its required injections of registered capital for the projects during the year.

Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. At the final hearing held in Denver on April 8, 2002 the federal judge approved a class action settlement of $51 million in cash to settle the lawsuit. It is expected that the final order in the case will be issued during the week of April 15. Distribution of the proceeds will be delayed until all appeal periods have run. The Company believes that the Settlement will be concluded in May or June of this year with anticipated proceeds to the Company in excess of $3.5 million. Distribution of the contemplated proceeds will have significant impact upon the Company's liquidity. Although there is the possibility that appeals could delay the Settlement or that intervening parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

To further bolster working capital, the Company is currently pursuing a private placement of $1,000,000 of 10% subordinated notes due September 30, 2003, with warrants to purchase up to 245,000 shares of Company common stock, to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. As of April 8, 2002, the Company had closed on the sale of $250,000 of the Notes. In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments and from the pay down of notes receivable, and can sell certain other assets to generate cash if necessary. See note 18.

The Company expects that the cash expected to be generated from the sale of assets, the private debt placement currently in progress, and the distribution of settlement funds will be sufficient to continue operations through 2002 and until the operations of the projects under development in the Coal and China Segments have come on stream.

(3)  Acquisitions
---  ------------
ITF Segment
-----------
In 1998 the Company, through a newly formed subsidiary, Interstate Travel Facilities, Inc. ("ITF"), acquired four travel facilities and a truck wash bordering the Interstate Highway system in Oklahoma for a total cash consideration of $935,000, notes totaling $1,120,000 (valued at $983,000), assumption of debt totaling $1,336,000 and 20% of the Company's ownership in ITF.

As discussed in note 4, in April 1999 the Company's Board of Directors approved a plan to discontinue its ITF Segment.

Coal Segment
------------
In June 1998, the Company, through a newly formed subsidiary, Beard Mining, L.L.C. ("BMLLC"), acquired coal fines extraction and beneficiation equipment ("the Equipment") located at six coal slurry impoundment sites for $24,000,000. BMLLC financed the purchase with a $24,000,000 loan from MCNIC Pipeline & Processing Company ("MCNIC") which was secured solely by the Equipment. BMLLC leased the Equipment to Beard Technologies, Inc. ("BTI") a wholly-owned subsidiary of Beard, which operated and maintained the Equipment and six briquetting plants for six limited liability companies (the "LLC's"), each of which was a subsidiary of MCNIC. The monthly lease payments equaled the monthly payments due under the promissory note and were reimbursed costs by the LLC's under BTI's operating agreements with the LLC's.

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

(4)  Discontinued Operations
---  -----------------------
ITF Segment
-----------
In April 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment. That same month Beard entered into an agreement with ITF and its minority shareholders which would have resulted in the sale of ITF to the minority shareholders. The agreement failed to close, and in September 1999 Beard, ITF and the minority shareholders entered into new agreements which were closed in November 1999. As a result, ITF disposed of two of its travel facilities and its truck wash. The purchaser assumed the outstanding debt of $2,149,000 on the properties and equipment and accounts payable totaling $126,000; the minority shareholders gave up their 20% interest in ITF; $327,000 of C/D's formerly securing the debt were assigned to the Company; and a $440,000 note ($544,000 face value) to the minority shareholders was cancelled. Beard now has 100% ownership of ITF which owns two C-stores, including their remaining equipment, and has no outstanding indebtedness related to the assets.

Beard recorded losses totaling $2,419,000, including a $1,603,000 estimated loss from discontinuing the ITF Segment in 1998. The estimated loss included a provision of $347,000 for losses expected to be incurred by ITF from January 1, 1999 through disposition. ITF's revenues and actual operating losses for 1999 were $6,487,000 and $567,000, respectively. Losses of $347,000 were charged against the loss accrual recorded in 1998 with the remaining $220,000 reflected in the loss from discontinued operations in the 1999 statement of operations. Beard recorded an additional $214,000 loss in the fourth quarter of 1999; including $180,000 of anticipated operating losses from December 31, 1999 through the disposal date of the remaining assets; and $34,000 representing a further reduction in the estimated realizable value of the remaining C-stores as of December 31, 1999. Revenues and operating losses from the discontinued ITF Segment were $1,826,000 and $351,000, respectively in 2000. The Company charged $180,000 of these operating losses against the loss accrual established in 1999 and recognized $44,000 in September, 2000. The remaining $127,000 in operating losses were recognized during the fourth quarter. Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; and $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The total loss recorded in 2000 related to the discontinued ITF Segment was $591,000. ITF recorded $7,000 of revenues in 2001 and its actual operating losses attributable to the shutdown and maintenance of the facilities were $67,000. ITF charged $60,000 of the losses to the loss accrual recorded in 2000. The remaining $7,000 is reflected in the statement of operations. At December 31, 2001, ITF recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of those remaining assets.

As of December 31, 2001, the significant assets related to the ITF Segment consisted of the two remaining C-stores and other assets with a total estimated net realizable value of $407,000. The significant liabilities of the segment consist of trade accounts payable of $9,000 and accrued expenses totaling $14,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects the C-stores to be sold by December 31, 2002.

BE/IM Segment
-------------
In December 1999, the Management Committee of NABR adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result of NABR's discontinuation, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. Beard's share of NABR's operating results were $82,000 of losses in 1999. The joint venture was dissolved effective September 15, 2000 and the Japanese partners received their final distribution of cash in December, 2000, with the Company taking over the remaining assets and liabilities. The Company recorded $179,000 in income representing the excess of the amounts received by the Company over the remaining basis of the Company's investment in the joint venture.

In addition, in December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of the two plants) and costs of ceasing operations. For the year 2001, the Company recorded $111,000 in net operating expenses for the smaller of the two plants distributed to the Company in 2000. The Company expects no further charges to income related to the operation of these assets until the time of their disposition or sale.

As of December 31, 2001, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $71,000 and $76,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $7,000 and accrued expenses totaling $242,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2002.

Solid CO2 Segment
-----------------
In 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment"). The Company recorded $155,000 in income in October 2000 as the result of the lapse of an option for accrued employee severance compensation.

As of December 31, 2001, the solid CO2 segment had no significant assets or liabilities.

WS Segment
----------
In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. $21,000 and $65,000 of the holdback were received in June and November, respectively, of 2001. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

Beard's share of operating losses from the discontinued segment was $619,000 for the year ending December 31, 2001. Beard's share of operating losses from the 50%-owned company (accounted for as an equity investment) was $393,000 which included a provision of $72,000 for estimated losses from the discontinuation of operations. The remaining $226,000 of losses for the year ending December 31, 2001 were associated with the operations of the wholly-owned companies and were not anticipated in the loss accrual. These losses included a $107,000 loss incurred on the sale of the five sand separators owned by the subsidiary of the Company. Beard's share of operating losses from the discontinued segment were $1,238,000 and $455,000, respectively for 2000 and 1999.

As of December 31, 2001 the significant assets of the WS Segment were accounts receivable totaling $45,000 and fixed assets of $150,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $49,000. It is anticipated that substantially all of the liabilities of the segment will be paid in May, 2002 when the companies in the segment previously operating in Mexico will be dissolved.

ER Segment
----------
In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2001, 2000 or in 1999. ISITOP's operating losses totaled $17,000, $142,000 and $317,000 for 2001, 2000 and 1999, respectively. ISITOP had no significant assets or liabilities at December 31, 2001.

(5)  1993 Restructure; Redeemable Preferred Stock
---  --------------------------------------------
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

The Company's preferred stock is mandatorily redeemable through December 31, 2002 from one-third of Beard's "consolidated net income" as defined in the Restructure agreements. Accordingly, one-third of future "consolidated net income" through such date will accrete directly to the preferred stockholder and reduce earnings per common share. Each share of Beard preferred stock which has not previously been redeemed may be converted into 4.04032754 shares of Beard common stock after December 31, 2002. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

At December 31, 2001 and 2000, the redeemable preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share and had an aggregate redemption value of $2,784,000.

(6)  Investments and Other Assets
---  ----------------------------
Investments and other assets consisted of the following:

                                                      December 31,
                                                      ------------
                                                     2001       2000
                                                     ----       ----

Certificates of deposit                            $ 75,000   $ 75,000
Investment in and advances to ITS-Testco, L.L.C.     11,000    241,000
Investment in and advances to ABT-Beard, L.L.C.     440,000          -
Investment in Cibola Corporation                     48,000     38,000
Investment in real estate limited partnerships       54,000     52,000
Other assets                                         24,000     61,000
                                                   --------   --------
                                                    652,000    467,000
Current investments                                       -          -
                                                   --------   --------
                                                   $652,000   $467,000
                                                   ========   ========

Certificates of Deposit
-----------------------
Included in investments and other assets at December 31, 2001 and 2000 is a certificate of deposit of $75,000. The certificate of deposit has been pledged as collateral to secure a note payable for the plaintiff group in a lawsuit in which the Company is a participant.

Investment in and Advances to ITS-Testco, L.L.C.
------------------------------------------------
In 1998, the Company contributed $353,000 for a 50% ownership in ITS-Testco, L.L.C. ("ITS-Testco"). During 1999, the Company contributed an additional $301,000 to ITS-Testco. ITS-Testco, through its wholly-owned subsidiary, Testco Inc de Mexico, S.A. de C.V., is involved in natural gas well testing operations in northeastern Mexico. The Company does not control ITS-Testco's operations and, therefore, accounts for its investment using the equity method of accounting. At December 31, 2001, the Company's carrying value of its investment in ITS-Testco approximated ($1,069,000) and was $39,000 less than its 50% ownership in the underlying deficit of ITS-Testco. At December 31, 2000, the Company's carrying value of its investment in ITS-Testco approximated ($675,000) which exceeded its 50% ownership in the underlying deficit of ITS-Testco by $29,000. The Company also had $1,080,000 and $917,000 of receivables due from ITS-Testco at December 31, 2001 and 2000, respectively, related to advances to fund operations. The receivables are due on demand and accrued interest at an annual rate of 8.25% through December 31, 1999. The rate was increased to 8.75% effective January 1, 2000. Because the Company was committed to funding the operations of ITS-Testco, the Company's deficit in its investment in ITS-Testco and advances due from ITS-Testco are combined in the consolidated balance sheets.

The summarized unaudited financial information of ITS-Testco as of December 31, 2001 and 2000 and for the years then ended is as follows:

                                              2001          2000
                                              ----          ----
Current assets                            $    79,000    $   253,000
Current liabilities                            (3,000)      (367,000)
                                          -----------    -----------
Working capital (deficit)                      76,000       (114,000)

Equipment, net                                      -      1,197,000
Other assets                                        -         70,000
Advances from members                      (2,138,000)    (1,984,000)
Long-term debt                                      -       (576,000)
                                          -----------    -----------
Members' deficit                          $(2,062,000)   $(1,407,000)
                                          ===========    ===========

Revenue                                   $   107,000    $   344,000
                                          ===========    ===========

Net loss                                  $  (654,000)   $(2,129,000)
Foreign currency translation adjustment        (1,000)       (34,000)
                                          -----------    -----------
Comprehensive loss                        $  (655,000)   $(2,163,000)
                                          ===========    ===========

Investment in ABT-Beard, L.L.C.
-------------------------------
In 2001, the Company contributed $50,000 for a 50% interest in ABT-Beard, L.L.C. ("ABT-Beard"). ABT-Beard is pursuing the formation of joint venture entities in China which will oversee the construction and operation of waste reclamation facilities. The Company does not control ABT-Beard's operations and, therefore, accounts for its operations using the equity method of accounting. The Company's carrying value of its investment in ABT-Beard at December 31, 2001 approximated ($262,000) which was $112,000 less than its 50% ownership in the underlying equity of ABT-Beard. The difference is a result of the other partner's capital contributions exceeding the Company's capital contributions. Such difference will be made up to the Company through future distributions from ABT-Beard to the owners.

The Company also had $702,000 of receivables due from ABT-Beard at December 31, 2001 related to advances to fund operations. The receivables are due on demand and accrued interest at an annual rate six percent above the Wall Street Journal prime rate. The Company expects that a portion of the principal will be repaid in 2002 but also expects to advance additional monies for subsequent projects involving ABT-Beard. Inasmuch as the Company is committed to funding the operations of ABT-Beard, the Company's deficit in its investment in ABT-Beard and advances due from ABT-Beard are combined in the consolidated balance sheets.

The summarized unaudited financial information of ABT-Beard, L.L.C. as of and for the year ended December 31, 2001 is as follows:

                                             2001
                                             ----
Current assets                            $  11,000
Current liabilities                               -
                                          ---------
Working capital                              11,000

Equipment, net                                6,000
Other assets                                385,000
Long-term debt (including interest)        (702,000)
                                          ---------
Members' deficit                          $(300,000)
                                          =========

Revenue                                   $  72,000
                                          =========

Net loss                                  $(625,000)
Foreign currency translation adjustment           -
                                          ---------
Comprehensive loss                        $(625,000)
                                          =========

Investment in Cibola Corporation
--------------------------------
The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. The Company's equity in the earnings of Cibola were $142,000, $237,000, and $308,000 in 2001, 2000 and 1999, respectively.

Investment in Real Estate Limited Partnerships
----------------------------------------------
The Company owns a limited partnership interest in a real estate limited partnership, and had a limited partnership interest in another real estate limited partnership which was sold in 2000. The remaining limited partnership's significant assets consist of undeveloped land near Houston, Texas. The Company recorded $3,000 and $5,000 of income in 2001 and 1999, respectively, and $2,000 of loss in 2000 resulting from its share of the two limited partnerships' operations for those years. Additionally, in 2000, the Company realized income of $194,000 as the result of the sale of property owned by one of the two partnerships in which the Company had an interest.

Other assets
------------
The Company recorded provisions of $41,000, $71,000, and $110,000 in 2001, 2000 and 1999, respectively, for economic impairment of other investments.

(7)  Notes Receivable
---  ----------------
As of December 31, 2001 and 2000, the Company had various notes receivable totaling $179,000 and $253,000, respectively, resulting from the sale of equipment. The notes bear interest at rates ranging from 5.85% to 8% (discounted using a 10% interest rate) at December 31, 2001 and 2000. The notes mature from September, 2003 to February 2005, and are secured by the sold equipment. At December 31, 2001 and 2000, $71,000 and $80,000, respectively, were due within one year. At December 31, 2001, the Company had a $109,000 note receivable due from Testco, Inc., the other 50% owner of ITS-Testco, L.L.C. At December 31, 2000, the note receivable balance was $586,000. The note, which accrued interest at an annual rate one percent above the Wall Street Journal prime rate until November 26, 2001, when it was increased to 10% per year, matures in December, 2002 and is secured by a personal guaranty of the owner of Testco, Inc. If the note has not been repaid at maturity, the Company will extend the maturity and establish a monthly payment schedule. The Company expects the note to be paid in full in 2002.

(8)  Property, Plant and Equipment
---  -----------------------------
Property, plant and equipment consisted of the following:

                                                         December 31,
                                                         ------------
                                                       2001         2000
                                                       ----         ----
Land                                                $  278,000   $  245,000
Proved and unproved carbon dioxide properties        1,161,000    1,144,000
Buildings                                               82,000       82,000
Buildings and land improvements                        185,000      301,000
Machinery and equipment                              1,498,000    1,688,000
Other                                                  180,000      411,000
Coal fines extraction and beneficiation equipment    1,510,000    1,493,000
                                                    ----------   ----------
                                                    $4,894,000   $5,364,000
                                                    ==========   ==========

(9)  Intangible Assets
---  -----------------
Intangible assets are summarized as follows:

                                                          December 31,
                                                          ------------
                                                        2001         2000
                                                        ----         ----

       Patent costs                                 $   45,000   $   47,000
       Other                                             3,000        3,000
                                                    ----------   ----------
                                                    $   48,000   $   50,000
                                                    ==========   ==========

(10)  Long-term Debt
----  --------------
Long-term debt is summarized as follows:

                                                         December 31,
                                                         ------------
                                                       2001         2000
                                                       ----         ----
Coal (a)                                            $    8,000   $   13,000
e-Commerce (b)                                          18,000       22,000
Interstate Travel Facilities Segment                         -       42,000
Line of credit (c)                                     300,000      300,000
Lines of credit including accrued interest -
  affiliated entities (d)                            2,494,000    1,081,000
                                                    ----------   ----------
                                                     2,820,000    1,458,000
Less current maturities                                307,000       30,000
                                                    ----------   ----------
    Long-term debt                                  $2,513,000   $1,428,000
                                                    ==========   ==========
---------------

(a) At December 31, 2001 and 2000, the Company's Coal Segment had $8,000 and $13,000 of various notes payable. The note payable remaining at December 31, 2001 bears interest at 18%, requires monthly payments of interest and principal and matures in March, 2004. The note is secured by equipment with an approximate book value of $9,000 at December 31, 2001.

(b) At December 31, 2001, the Company's e-Commerce Segment had one note payable with a balance due of $18,000. The note bears interest at 12%, requires monthly payments of interest and principal and matures in July 2005. The note is secured by an automobile with an approximate book value of $20,000 at December 31, 2001.

(c) At December 31, 2001, the Company had fully utilized a $300,000 line of credit at a bank. The line bears interest at prime plus one-half percent, requires monthly payments of interest and matures July 15, 2002. The note is guaranteed by a related party.

(d) At December 31, 2001, the Company has borrowed $2,343,000 from affiliated entities of the Chairman of the Company under terms of four unsecured notes totaling $2,350,000 which bear interest at 10%. The amounts borrowed on the first note of $2,250,000 and accrued interest are due to be repaid June 30, 2003. The principal amounts of the other three notes totaling $100,000 plus accrued interest are due to be repaid April 1, 2003.

The annual maturities of long-term debt subsequent to December 31, 2001 are $307,000 for 2002, $2,505,000 for 2003, $5,000 for 2004, and $3,000 for 2004.

(11)  Operating Leases
----  ----------------
Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2001 are summarized as follows:

        2002                             $ 182,000
        2003                                31,000
        2004                                 8,000
                                         ---------
                                         $ 221,000
                                         =========

The Company will recover, under terms of the agreement with ABT-Beard, L.L.C., $40,000, $9,000 and $2,000 of the future minimum payments for 2002, 2003 and 2004, respectively.

Rent expense under operating leases aggregated $275,000, $201,000, and $197,000 in 2001, 2000 and 1999, respectively. The Company has charged $49,000 of the amount incurred in 2001 to ABT-Beard, L.L.C.

(12)  Income Taxes
----  ------------
Total income tax expense (benefit) was allocated as follows:

                              Year ended December 31,
                              -----------------------
                            2001        2000       1999
                            ----        ----       ----
Continuing operations     $(73,000)   $  8,000   $ 36,000
Discontinued operations     (2,000)          -     12,000
                          --------    --------   --------
                          $(75,000)   $  8,000   $ 48,000
                          ========    ========   ========

Current income tax expense (benefit) from continuing operations consisted of:

                              Year ended December 31,
                              -----------------------
                            2001        2000       1999
                            ----        ----       ----
U. S. federal             $(54,000)   $  8,000   $ 34,000
Various states             (19,000)          -      2,000
                          --------    --------   --------
                          $(73,000)   $  8,000   $ 36,000
                          ========    ========   ========

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                                  Year ended December 31,
                                                  -----------------------
                                                2001        2000         1999
                                                ----        ----         ----
Computed U. S. federal statutory benefit    $(580,000)   $(526,000)   $(583,000)
Federal alternative minimum tax (benefit)     (54,000)       8,000       34,000
Increase in the valuation allowance
   for deferred tax assets                    580,000      526,000      583,000

State income tax (benefit)                    (19,000)           -        2,000
                                            ---------    ---------    ---------
                                            $ (73,000)   $   8,000    $  36,000
                                            =========    =========    =========

The components of deferred tax assets and liabilities are as follows:

                                                                               December 31,
                                                                               ------------
                                                                           2001            2000
                                                                           ----            ----
Deferred tax assets - tax effect of:
   Net operating loss carryforwards                                   $ 20,047,000    $ 20,180,000
   Statutory depletion and investment tax credit carryforwards           2,081,000       2,081,000
   Other, principally investments and property, plant and equipment        112,000           8,000
                                                                      ------------    ------------
      Total gross deferred tax assets                                   22,240,000      22,269,000
           Less valuation allowance                                    (22,200,000)    (22,269,000)
Deferred tax liabilities                                                   (40,000)              -
                                                                      ------------    ------------
      Net deferred tax asset/liability                                $          -    $          -
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

At December 31, 2001, the Company had federal regular tax operating loss carryforwards of approximately $52.6 million that expire from 2004 to 2009 and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(13)  Stock Option and Deferred Compensation Plans
----  --------------------------------------------
The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000, the number of shares authorized under the 1993 Plan was reduced to 206,250. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company are only eligible to be granted non-qualified stock options. At December 31, 2001, there were 93,750 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%. No options were granted in 1999, 2000 or 2001.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss would have increased $1,000 in 2001, $8,000 in 2000, and $9,000 in 1999. Net earnings (loss) per share would not have been affected for any years presented in the accompanying financial statements.

Stock option activity during the periods indicated is as follows:

                                  Number of  Weighted-Average
                                   Shares     Exercise Price
                                   ------     --------------
Balance at December 31, 1998(A)     52,500       $   3.05
     Granted                             -           -
     Exercised(A)                   (6,000)          2.67
     Forfeited                           -           -
     Expired                             -           -
                                   -------       --------
Balance at December 31, 1999(A)     46,500       $   3.09
     Granted                             -           -
     Exercised                           -           -
     Forfeited(A)                   (5,625)          2.67
     Expired                             -           -
                                   -------       --------
Balance at December 31, 2000(A)     40,875       $   3.14
     Granted                             -           -
     Exercised                           -           -
     Forfeited                           -           -
     Expired                             -           -
                                   -------       --------
Balance at December 31, 2001        40,875       $   3.14
                                   =======       ========
---------------

(A) Adjusted to reflect the 3-for-4 reverse stock split effected in September 2000.

At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.67 - $5.83 and two years, respectively.

At December 31, 2001 and 2000, the number of options exercisable was 41,000 and 40,000, respectively, after giving effect to the 3-for-4 reverse split in September 2000, and the weighted-average exercise price of those options was $3.16 and $3.10, respectively.

The Company has a deferred compensation plan for certain key executives and the board of directors which provide for payments in the form of the Company's common stock upon the death, disability, retirement or termination of the participant. The number of shares of stock credited to each participant's account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. As of December 31, 2001, there were 228,000 shares reserved for distribution under the plan.

(14)  Employee Benefit Plan
----  ---------------------
Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 15%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 15%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees' contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. During 2001, 2000 and 1999, the Company made matching contributions of $29,000, $40,000, and $73,000, respectively, to the plans.

(15)  Commitments and Contingencies
----  -----------------------------
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

(16)  Business Segment Information
----  ----------------------------
The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2001, 2000 and 1999: Coal, Carbon Dioxide, China, and e-Commerce.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology. The e-Commerce Segment consists of a 71%-owned subsidiary which is (i) pursuing the development of a payment system to be used exclusively for Internet transactions and (ii) focusing on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

                                               Carbon
                                     Coal      Dioxide     China   e-Commerce   Totals
                                     ----      -------     -----   ----------   ------
                   2001
                   ----
Revenues from external  customers   $   137    $   442   $    72      $   -    $   651
 Interest income                          -          -         -          -          -
 Interest expense                         2          -        34          2         38
 Depreciation, depletion and
    amortization                         20         33         1          6         60
 Segment profit (loss)                 (531)       313      (625)      (175)    (1,018)
 Segment assets                       1,609        460       403         64      2,536
 Expenditures for segment assets         17         17         -         14         48

                   2000
                   ----
Revenues from external  customers
                                    $   215    $   471     $   -      $   -    $   686
 Interest income                          -          -         -          -          -
 Interest expense                         3          -         -          1          4
 Depreciation, depletion and
    amortization                         19         33         -          3         55
 Segment profit (loss)                 (625)       356      (400)      (275)      (944)
 Segment assets                       1,746        453         -         59      2,258
 Expenditures for segment assets        371          4         -          8        383

                   1999
                   ----
Revenues from external  customers
                                    $   953    $   418      $  -       $  -    $ 1,371
 Interest income                         24          -         -          -         24
 Interest expense                       160          -         -          -        160
 Depreciation, depletion and
    amortization                        194         33         -          -        227
 Segment profit (loss)                 (614)       360      (279)      (129)      (662)
 Segment assets                       1,407        463         -         13      1,883
 Expenditures for segment assets      1,135         10         -          -      1,145

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                                    2001      2000     1999
                                                    ----      ----     ----
Total revenues for reportable segments             $  651    $  686   $1,371
Revenues from China operations accounted for as
   an equity investment                               (72)        -        -
Revenues from corporate activities not allocated
   to segments                                         23        31       50
                                                   ------    ------   ------
   Total consolidated revenues                     $  602    $  717   $1,421
                                                   ======    ======   ======

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                                    2001      2000     1999
                                                    ----      ----     ----
Total interest expense for reportable segments     $  38     $   4    $ 160
Interest expense from China operations
   accounted for as an equity investment             (34)        -        -
Interest expense from corporate activities not
   allocated to segments                             203        56       10
                                                   -----     -----    -----
   Total consolidated interest expense             $ 207     $  60    $ 170
                                                   =====     =====    =====

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

                                                    2001      2000     1999
                                                    ----      ----     ----
Total depreciation, depletion and amortization
   for reportable segments                         $ 60      $ 55     $227
Corporate depreciation and amortization
   not allocated to segments                         30        29       40
                                                   ----      ----     ----
   Total consolidated depreciation, depletion
      and amortization                             $ 90      $ 84     $267
                                                   ====      ====     ====

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                                    2001      2000     1999
                                                    ----      ----     ----
Total profit (loss) for reportable segments        $(1,018)  $  (994) $  (662)
Eliminate loss from China operations accounted for
   as an equity investment                             625         -        -
Equity in loss from China operations accounted for
   as an equity investment                            (312)        -        -
Net corporate costs not allocated to segments         (821)     (390)    (873)
                                                   -------   -------  -------
   Total consolidated loss from continuing
      operations                                   $(1,526)  $(1,384) $(1,535)
                                                   =======   =======  =======

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                                     2001       2000
                                                     ----       ----
Total assets for reportable segments               $ 2,536    $ 2,258
Assets from China operations accounted for as an
   equity investment                                  (403)
Investment in equity investee - China operations       440
Assets of discontinued operations                      783        792
Corporate assets not allocated to segments             702      2,037
                                                   -------    -------
   Total consolidated assets                       $ 4,058    $ 5,087
                                                   =======    =======

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                                          2001   2000
                                                          ----   ----
Total expenditures for assets for reportable Segments     $ 48   $383
Capital expenditures of discontinued operations              3     39
Corporate expenditures not allocated to segments            24     39
                                                          ----   ----
   Total expenditures for assets                          $ 75   $461
                                                          ====   ====

11% of segment revenues for 2001 were derived from a customer in China. The remaining 2001, and all of 2000 and 1999 segment revenues were derived from customers in the United States. Certain long-lived assets with recorded values approximating $305,000 at December 31, 2001 are located in China. All remaining segment assets are located in the United States.

During 2001, two customers accounted for 47% of the Coal Segment's and 10% of the Company's revenues. During 2000, two customers accounted for 65% of the Coal Segment's and 20% of the Company's revenues. During 1999, one customer accounted for 84% of the Coal Segment's and 58% of the Company's revenues. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2001, 2000, and 1999, sales by these two operators accounted for 68%, 69%, and 30%, respectively, of the Company's segment revenues and all of the Carbon Dioxide Segment's revenues. All of the China Segment's 2001 revenues were derived from one customer.

(17)  Quarterly Financial Data (unaudited)
----  ------------------------------------

                                        Three Months Ended
                                        ------------------
                           March 31,   June 30,  September 30, December 31,
                             2001        2001        2001        2001
                             ----        ----        ----        ----
                               (in thousands except per share data)
Revenues                    $ 183       $ 168       $ 129       $ 122
Operating loss               (296)       (335)       (349)       (392)
Loss from continuing
     operations              (274)       (339)       (393)       (447)
Loss from discontinued
     operations              (310)       (150)        (56)       (352)
Net loss                     (584)       (489)       (449)       (799)
Basic loss per share        (0.32)      (0.27)      (0.24)      (0.44)
Diluted loss per share      (0.32)      (0.27)      (0.24)      (0.44)

                                        Three Months Ended
                                        ------------------
                           March 31,   June 30,  September 30, December 31,
                             2000        2000        2000        2000
                             ----        ----        ----        ----
                               (in thousands except per share data)
Revenues                    $ 117       $ 134       $ 192       $ 274
Operating loss               (511)       (621)       (389)       (499)
Loss from continuing
     operations              (383)       (534)       (105)       (370)
Loss from discontinued
     operations              (405)       (322)       (386)       (524)
Net loss                     (788)       (856)       (491)       (894)
Basic loss per share        (0.43)      (0.47)      (0.27)      (0.49)
Diluted loss per share      (0.43)      (0.47)      (0.27)      (0.49)

The quarterly information presented above has been restated to conform to the final year-end 2001 presentation.

During the fourth quarter of 2001, the Company recorded economic impairment losses on certain investments and an additional accrual for loss relating to the Company's investment in the discontinued interstate travel business of $113,000 and $114,000, respectively. The Company recorded adjustments in the fourth quarter of 2000 and 1999 resulting from the discontinuance of NABR (accounted for under the equity method of accounting) and the interstate travel facilities operations (see note 4).

(18)  Subsequent Events
----  -----------------
The Company has retained an investment banking firm on a best efforts basis to sell $1,000,000 of 10% subordinated notes to accredited investors in a private placement. The Notes will be priced at an approximate discount of 6.5% so as to have an effective yield to maturity of 15%. The initial closing in the offering occurred as of April 5, 2002, with the acceptance of the minimum required subscriptions of $250,000. The offering will terminate no later than May 31, 2002. The Company intends to use the net proceeds to provide working capital until the Company receives the anticipated settlement proceeds from the McElmo Dome litigation. The Company has agreed to redeem the Notes within 10 days of receipt of the settlement. The Notes will mature on September 30, 2003; however, if they have not been redeemed by such date they will automatically be extended to March 31, 2005 and the Note purchasers will be granted a security interest in the McElmo Dome Field. Assuming all of the Notes are sold, the Note purchasers have the contingent right to receive up to 200,000 Warrants, depending upon the length of time their Notes are held. The investment banking firm will receive 45,000 Warrants. The Warrants will have a 5-year term and have an exercise price of $1.00 per share during the first three years and $1.25 per share thereafter. The exercise price will be reduced to $0.75 per share if the Notes have not been redeemed by September 30, 2003.

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

                                                                           Director, Executive
                                                                          Officer or Significant
                                                                            Employee of Beard
  Name                                        Position                      or Beard Oil Since  Age
  ----                                        --------                      ------------------  ---

W. M. Beard             Chairman of the Board, Chief Executive Officer and
                                            Director (A)                         June 1969       73
Herb Mee, Jr.                   President, Chief Financial Officer             November 1973     73
                                          and Director (A)
Allan R. Hallock                             Director                          December 1986     72
Harlon E. Martin, Jr.                        Director                          October 1997      54
Ford C. Price                                Director                           March 1988       64
Philip R. Jamison             President - Beard Technologies, Inc.(B,C)        February 1997     63
Riza E. Murteza        President & CEO - Beard Sino-American Resources Co.,    November 1998     72
                                            Inc. (B,C)
Marc A. Messner               President & CEO- starpay.com, l.l.c. (B,C)        August 1998      40
Jack A. Martine               Controller and Chief Accounting Officer          October 1996      52
Rebecca G. Witcher                     Secretary-Treasurer (A)                 October 1993      42
---------------

(A)  Trustee of certain assets of the Company's 401(k) Trust.

(B)  Devotes all of his time to this subsidiary.

(C)  Indicated entity is a subsidiary of the Registrant.

     The executive officers and other officers of the Company serve at the pleasure of the Board of Directors.

     W. M. Beard has served Beard as its Chairman of the Board and Chief Executive Officer since December 1992. He previously served as Beard's President and Chief Executive Officer from the Company's incorporation in October 1974 until January 1985. He has served Beard Oil, the predecessor to Beard, as its Chairman of the Board and Chief Executive Officer since its incorporation. He has also served as a director of Beard and Beard Oil since their incorporation. Mr. Beard has been actively involved since 1952 in all management phases of Beard and Beard Oil from their inception, and as a partner of their predecessor company.

     Herb Mee, Jr. has served as Beard's President since October 1989 and as its Chief Financial Officer since June 1993. He has served as President of Beard Oil since its incorporation, and as its Chief Financial Officer since June 1993. He has also served as a director of Beard and Beard Oil since their incorporation. Mr. Mee served as President of Woods Corporation, a New York Stock Exchange diversified holding company, from 1968 to 1972 and as its Chief Executive Officer from 1970 to 1972.

     Allan R. Hallock was elected a director of Beard in July 1993. He served as a director of Beard Oil from December 1986 until October 1993. Mr. Hallock is currently an independent consulting geologist. He served as Vice President and Exploration Manager of Gemini Corporation from 1970 until December 1986.

     Harlon E. Martin, Jr. was elected a director of Beard in October 1997 to fill the directorship vacancy created by the death of W. R. Plugge. Mr. Martin has served as the principal of H. E. Martin & Company, a Houston investment banking firm, since its founding in 1990. He was a co-founder of GTM Securities Corp. in 1985 and served as a principal of such firm until 1989. H. E. Martin & Company is not a parent, subsidiary, or other affiliate of Beard.

     Ford C. Price was elected a director of Beard in July 1993. He served as a director of Beard Oil from June 1987 until October 1993. From 1961 until 1986 Mr. Price served in various capacities with The Economy Company, a privately-held schoolbook publishing company, last serving as its Chairman of the Board and Chief Executive Officer. Mr. Price is a private investor.

     Philip R. Jamison has served as President of Beard Technologies, Inc. since August 1994. Mr. Jamison has been associated with the coal industry since 1960, working in various positions. From 1972 to 1977 he served as Vice President Operations for International Carbon and Minerals and as President and CEO of all its coal producing subsidiaries. From 1979 to 1988 he served as CEO of four small companies which were engaged in the production and sale of coal. From 1993 to 1995 he served as a consultant to Energy International, Inc. ("EI") in connection with the development of its mulled coal process, and installed and operated the process in connection with EI's performance of a contract for the Department of Energy.

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

     Marc A. Messner has served as President and Chief Executive Officer of starpay. com, l.l.c. (and its predecessor) since April 1999. He has also served as Vice President - Corporate Development of Beard since August 1998. Mr. Messner is the inventor of starpay's proprietary payment system technology. From 1993 to 1998 he served as President of Horizontal Drilling Technologies, Inc., a company he founded in 1993 which was acquired by Beard in 1996.

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

     The directors of the Company have been elected to serve until the annual stockholders' meeting to be held in the year indicated opposite their respective names or until their successors are duly elected and qualified:

  Director                                Term
  --------                                ----
W. M. Beard                               2002
Allan R. Hallock                          2003
Ford C. Price                             2003
Harlon E. Martin, Jr.                     2004
Herb Mee, Jr.                             2004
---------------

(1) Michael E. Carr, who was elected by the preferred stockholders in February 1994 to fill the directorship vacancy which they were entitled to fill, resigned effective February 1, 2002. To date the sole remaining preferred stockholder has not elected to fill such vacancy.

     There is no family relationship between any of the directors or executive officers of the Company. All executive officers hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders or until their prior resignation or removal.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on information received from each reporting person which includes written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its reporting persons were complied with.

Item 11. Executive Compensation.

     The table below sets forth the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers (hereafter referred to as the named executive officers), whose aggregate salary and bonus exceeded $100,000, for any of the fiscal years ended December 31, 2001, 2000 or 1999:

                               SUMMARY COMPENSATION TABLE
                                                         Long Term
                                                        Compensation
                                                -----------------------------
             Annual Compensation                   Awards        Payouts
---------------------------------------------    ----------      -------
                                                 Securities
                                                 Underlying                  All Other
Name and                                          Options/        LTIP        Compen-
Principal                Salary (A)   Bonus        SAR's         Payouts     sation (C)
Position          Year      ($)        ($)          (#)            ($)          ($)
--------          ----      ---        ---          ---            ---          ---
W. M. Beard       2001    66,000(D)   -0-(D)        -0-         68,400(D)     3,300(D)
Chairman & CEO    2000   118,250(D)   -0-(D)        -0-         16,100(D)     5,913(D)
                  1999   122,375(D)    2,300        -0-          9,625(D)     6,234(D)
Herb Mee, Jr.     2001   132,000      -0-(E)        -0-          1,400(E)     6,670(E)
President & CFO   2000   132,000      -0-(E)        -0-          1,350(E)     6,600(E)
                  1999   132,000       1,300        -0-            -0-        6,665
---------------

(A) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred pursuant to the Company's 401(k) Plan at the election of those officers. Amounts shown exclude cash compensation earned but deferred pursuant to the Company's Deferred Stock Compensation Plan. The Company has 350,000 shares available for issuance under the Plan; 228,000 were reserved for distribution under the Plan at December 31, 2001.

(B)  Bonus for length of service with Beard or Beard Oil.

(C)  Consists of the Company's contribution to the Company's 401(k) Plan.

(D) In 2001 Mr. Beard deferred one-half ($66,000) of his salary and all ($2,400) of his length of service bonus for the year; in 2000 he deferred one-half ($13,750) of his salary for 2-1/2 months and all ($2,350) of his length of service bonus for the year; in 1999 Mr. Beard deferred one-fourth ($9,625) of his salary for 3-1/2 months pursuant to the Company's Deferred Stock Compensation Plan.

(E) In 2001 Mr. Mee deferred all ($1,400) of his length of service bonus for the year; in 2000 he deferred all ($1,350) of his length of service bonus for the year pursuant to the Company's Deferred Stock Compensation Plan.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The following table provides information, with respect to the named executive officers, concerning the exercise of options during the Company's last fiscal year and unexercised options held as of the end of the last fiscal year:

                                                                  Number of
                                                                 Securities        Value of
                                                                 Underlying      Unexercised
                                                                 Unexercised     In-the-Money
                                                                 Options at       Options at
                                                                 FY-End (#)       FY-End ($)
                         Shares Acquired         Value          Exercisable/     Exercisable/
        Name             on Exercise (#)      Realized ($)      Unexercisable   Unexercisable
        ----             ---------------      ------------      -------------   -------------
W. M. Beard                    -0-               $ -0-            9,375/-0-        $-0-/-0-
Herb Mee, Jr.                  -0-               $ -0-           18,371/-0-        $-0-/-0-

Compensation of Directors

     Mr. Carr received compensation of $7,500 for services rendered during 2001 as a director of Beard. Messrs. Hallock, Martin and Price received $7,500, $8,000 and $8,000, respectively, of deferred fees under the Company's Deferred Stock Compensation Plan (the "Plan"). Under the Plan, the electing officers and directors can defer fees and compensation until termination of service or termination of the Plan, at which time the accounts will be settled by distribution of a number of shares of the Company's common stock equal to the number of Units credited under the Plan. A Unit is equal to the amount deferred divided by the fair market value of a share of common stock on the date of deferral. Currently, the non-management directors each receive $500 per month for their services, and also receive the following fees for directors' meetings which they attend: annual and 1-1/2 day meetings -- $750; regular meeting -- $500; telephone meeting -- $100 to $300 depending upon length of meeting. The non-management directors also receive a small year-end bonus depending upon their length of service as directors of Beard and Beard Oil. Accordingly, Messrs. Hallock, Martin, Price, and Carr received $650, $200, $650 and $350, respectively, in 2001. All of the directors except Mr. Carr deferred such bonuses pursuant to the Plan. Beard also provides life, health and accident insurance benefits for its non-management directors who are not otherwise covered and the value of these benefits is included in the above compensation amounts. Messrs. Hallock, Price, Martin and Carr received $4,478, $3,885, $202 and $180, respectively, of such compensation during the year. None of the directors received additional compensation in 2001 for their committee participation.

     The three eligible non-management directors (Messrs. Hallock, Martin and Price) were each granted 3,750(A) phantom stock units (the "Units") under the Company's 1994 Phantom Stock Units Plan on November 1, 1994. Mr. Carr was awarded 3,750(A) Units when he became eligible on February 22, 1995. All of these awards were based on an award price of $2.667(B) per share and vested over a five year period at the rate of 20% per year. Each participant has the option of receiving payment for his award: (i) as it vests; (ii) at the conclusion of the award period; or (iii) 50% as it vests, with the other 50% deferred to the conclusion of the award period. Payments are based upon appreciation in the market value of the Company's common stock during the appropriate time interval selected. Mr. Carr received a cash payment of $1,123 in 2000 for 750 Units which vested on February 22, 2000, and $1,987 in 1999 for 750 Units which vested on February 22, 1999. Messrs. Hallock and Price received $8,630 each in 2000 for 3,750 Units which vested on November 1, 1999.(A)

---------------

(A) All Units and per share prices have been adjusted to reflect the 3-for-4 reverse stock split effected in September 2000.

(B) The market value on November 1, 1994 was $2.50 per share; on February 22, 1995 it was $2.333 per share.(A)

Compensation Committee Interlocks and Insider Participation

     Michael E. Carr, who has been elected by the preferred shareholders to serve as their representative on the Board of Directors, was elected to serve as a member of the Compensation Committee on April 26, 1994. He served as Senior Vice President of Beard Oil from December 1986 until October 1993. Mr. Carr's resignation as a director was accepted by the Company on February 1, 2002. The sole remaining preferred shareholder has not, to date, elected to fill such vacancy.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth the name and address of each shareholder who is known to the Company to own beneficially more than 5% of Beard's outstanding common stock or preferred stock, the number of shares beneficially owned by each and the percentage of outstanding common or preferred stock so owned as of February 28, 2002. Unless otherwise noted, the person named has sole voting and investment powers over the shares reflected opposite his name.

                                 Number of                    Number of                     Combined
                                 Preferred                      Common                     Common and
                                Shares and                    Shares and                    Preferred
                                 Nature of    Percent         Nature of        Percent        Voting
   Name and Address              Ownership    of Class        Ownership       of Class(8)  Percentage(8)
   ----------------              ---------    --------        ---------       -----------  -------------
John Hancock Financial Services,
Inc. ("Hancock")                   27,838      100.00%       234,030(1)(2)      12.80%(2)   17.85%
57th Floor
200 Clarendon Street
Boston, Massachusetts 02117

Dimensional Fund Advisors, Inc.    None          0.00%       112,296(3)          6.14%       5.78%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

The Beard Group 401(k) Trust
c/o InvesTrust, N.A., Trustee      None          0.00%       206,741(4)         11.30%      10.65%
6301 N. Western, Suite 210
Oklahoma City, OK 73118

W. M. Beard                        None          0.00%       658,817(5)         35.84%      33.77%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Lu Beard                           None          0.00%       241,639(6)         13.21%      12.45%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Herb Mee, Jr.                      None          0.00%       347,294(7)         18.80%      17.72%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112
---------------

(1)  Shares are held by Hancock on behalf of itself and affiliated entities.

(2) Excludes the Beard preferred shares which will collectively become convertible into 5.79% of the outstanding common stock (after conversion) on January 1, 2003 to the extent not previously redeemed or converted.

(3) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 112,296 shares as of December 31, 2001, all of which shares are held in portfolios of investment companies and commingled group trusts and separate accounts which Dimensional serves as investment advisor or investment manager. Dimensional disclaims beneficial ownership of all such shares.

(4) Represents shares owned by The Beard Group 401(k) Trust (the "401(k) Trust") at February 28, 2002. Shares held by the 401(k) Trust are owned by the participating employees, each of whom has sole voting and investment power over the shares held in his or her account. Includes 57,562 and 133,626 shares held for the accounts of Messrs. Beard and Mee, respectively.

(5) Includes 178,754 shares owned directly by Mr. Beard as to which he has sole voting and investment power; 240,380 shares (or 13.14%) owned by the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "1988 Unitrust"), of which Mr. Beard and his wife, Lu Beard, serve as co-trustees and share voting and investment power; 36,214 shares held by the William M. Beard Irrevocable Trust "A," 51,324 shares held by the William M. Beard Irrevocable Trust "B," and 62,661 shares held by the William M. Beard Irrevocable Trust "C" (collectively, the "Beard Irrevocable Trusts") of which Messrs. Beard and Herb Mee, Jr. are trustees and share voting and investment power; 5,053 shares each held by the John Mason Beard II Trust and by the Joseph G. Beard Trust as to which Mr. Beard is the trustee and has sole voting and investment power; 2,442 shares held by the Rebecca Banner Beard Lilly Living Trust as to which Mr. Beard is a co-trustee and shares voting and investment power with his daughter; 57,562 shares held by The Beard Group 401(k) Trust (the "401(k) Trust") for the account of Mr. Beard as to which he has sole voting and investment power; and 9,999 shares held by B & M Limited, a general partnership, of which Mr. Beard is a general partner and shares voting and investment power with Mr. Mee. Also includes 9,375 shares subject to presently exercisable options. Excludes 1,259 shares owned by his wife as to which Mr. Beard disclaims beneficial ownership.

(6) Represents 240,380 shares owned by the 1988 Unitrust, of which Mr. Beard and Mrs. Beard serve as co-trustees and share voting and investment power. Also includes 1,259 shares owned directly by Mrs. Beard as to which she has sole voting and investment power.

(7) Includes 15,678 shares owned directly by Mr. Mee as to which he has sole voting and investment power; 14,422 shares held by Mr. Mee and Marlene W. Mee as joint tenants as to which he shares voting and investment power with Mrs. Mee, 4,999 shares held by Mee Investments, Inc., as to which Mr. Mee has sole voting and investment power; 9,999 shares held by B & M Limited as to which Mr. Mee shares voting and investment power with Mr. Beard but as to which Mr. Mee has no present economic interest; and 133,626 shares held by the 401(k) Trust for the account of Mr. Mee as to which he has sole voting and investment power. Also includes 150,199 shares held by the Beard Irrevocable Trusts as to which Mr. Mee is a co-trustee and shares voting and investment power with Mr. Beard but as to which Mr. Mee has no pecuniary interest and disclaims beneficial ownership. Also includes 18,371 shares subject to presently exercisable options. Excludes 33 shares owned by Mrs. Mee, as to which Mr. Mee disclaims beneficial ownership.

(8) All percentages reflected above exclude 295,053 common shares held by the Company as treasury stock.

Security Ownership of Management

     The following table sets forth certain information regarding the number of shares of Beard common stock beneficially owned by each director, the Chief Executive Officer ("CEO"), each named executive officer and by all directors and executive officers as a group and the percentage of outstanding common stock so owned as of February 28, 2002.

                                               Amount and
                                               Nature of
                                               Beneficial           Percent
                   Name and Address            Ownership          of Class (7)
                   ----------------            ---------          ------------
W. M. Beard................................   658,817(1)            35.84%
Herb Mee, Jr...............................   347,294(2)            18.80%
Ford C. Price..............................    13,998(3)            ---(6)
Allan R. Hallock...........................     1,875(4)            ---(6)
Harlon E. Martin, Jr.......................       750               ---(6)
All directors and executive
     officers as a group (7 in number).....   862,869(5)            46.15%
---------------

(1)  See footnote (5) to table "Security Ownership of Certain Beneficial
     Owners."

(2)  See footnote (7) to table "Security Ownership of Certain Beneficial
     Owners."

(3) Includes 7,799 shares owned directly by Mr. Price and 2,449 shares held by an IRA for the benefit of Mr. Price, as to all of which he has sole voting and investment power, and 3,750 shares held by the FCP Trust as to which he has shared voting and investment power.

(4) Represents shares held directly by Mr. Hallock as to which he has sole voting and investment power.

(5) Includes 448,300 shares as to which directors and executive officers have sole voting and investment power and 414,569 shares as to which they share voting and investment power with others.

(6)  Reflects ownership of less than one (1) percent.

(7)  See footnote (8) to table "Security Ownership of Certain Beneficial
     Owners."

Item 13.  Certain Relationships and Related Transactions.

     In April 2000, William M. Beard and Lu Beard, as trustees of the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Trustees") provided a $1,000,000 revolving line of credit to the Company. The original loan by the Trustees provided for a term of 15 months, 10% interest and was subject to the terms of a promissory note and a letter loan agreement of corresponding dates. The line of credit was increased to $1,500,000 in October 2000, and the maturity was extended to April 1, 2002. The credit line was increased to $1,750,000 in March 2001, to $2,000,000 in June 2001, to $2,250,000 in September 2001, and to
$2,500,000 in January 2002. The interest rate remains at 10% and the loan now matures on June 30, 2003. As of December 31, 2001, there was a principal balance of $2,242,781 outstanding on the line of credit. In addition, three affiliates of the Company's Chairman loaned $100,000 to the Company in 2001, also at 10% interest, under notes maturing on April 1, 2003.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          1. Financial Statements. Reference is made to the Index to Financial Statements and Financial Statement.

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

10(c) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).*

10(d) Amendment No. Three to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended October 24, 2001. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit 99 filed on April 10, 2002 to Registrant's Registration Statement on Form S-8, File No. 333-85936, and same is incorporated herein by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g) Nonqualified Stock Option Agreement by and between Robert A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h) Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

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

10(r) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated September 30, 2001. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(s) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated January 15, 2002.

10(t) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(u) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(v) Promissory Note from Registrant to the Trustees of the Unitrust dated October 20, 2000. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

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

10(y) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 30, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(z) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated January 15, 2002.

10(aa) Promissory Note from Registrant to the Trustee of the William M. Beard Irrevocable Trust "B" (the "B Trust") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(bb) Promissory Note from Registrant to the Trustee of the William M. Beard Irrevocable Trust "C" (the "C Trust") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(cc) Promissory Note from Registrant to B & M Limited, a General Partnership ("B&M") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(dd) Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(ee) Extension Promissory Note from Registrant to BOK dated September 30, 2000. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(ff) Extension Promissory Note from Registrant to BOK dated March 15, 2001. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(gg) Extension Promissory Note from Registrant to BOK dated June 30, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001, and same is incorporated herein by reference).

10(hh) Guaranty Agreement between the Unitrust and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(ii) Guaranty Agreement between W. M. Beard and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(jj) Asset Purchase and Sale Agreement among Testco Inc. de Mexico, S.A. de C.V. and ITS-Testco, LLC and PD Oilfield Services Mexicana, S. de R.L. de C.V., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(kk) Asset Purchase and Sale Agreement between ITS-Testco, LLC and Inter-Tech Drilling Solutions, Inc., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

23        Consents of Experts and Counsel:

23(a)     Consent of Cole & Reed, P.C.

23(b)     Consent of KPMG LLP

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

                                 THE BEARD COMPANY
(Registrant)
                                 HERB MEE, JR.
DATE:  April 8, 2002         By  Herb Mee, Jr., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                            Title                       Date
---------                            -----                       ----
         W.M. BEARD
By       W.M. Beard             Chief Executive Officer      April 8, 2002

         HERB MEE, JR.
By       Herb Mee, Jr.          President and Chief          April 8, 2002
                                Financial Officer

         JACK A. MARTINE
By       Jack A. Martine        Controller and               April 8, 2002
                                Chief Accounting Officer

         W.M. BEARD
By       W.M. Beard             Chairman of the Board        April 8, 2002

         HERB MEE, JR.
By       Herb Mee, Jr.          Director                     April 8, 2002

         ALLAN R. HALLOCK
By       Allan R. Hallock       Director                     April 8, 2002


         HARLON E. MARTIN, JR.
By       Harlon E. Martin, Jr.  Director                     April 8, 2002

         FORD C. PRICE
By       Ford C. Price          Director                     April 8, 2002

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

10(c) The Beard Company 1994 Phantom Stock Incorporated herein by reference Units Plan as amended effective
        October 23, 1997.

10(d)   Amendment No. Three to The Beard      Incorporated herein by reference
        Company Deferred Stock Compensation
        Plan dated November 1, 1995, as
        amended October 24, 2001.

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

10(i) Subscription Agreement by and between Incorporated herein by reference Cibola Corporation ("Cibola") and
        Registrant, dated April 10, 1996.

10(j)   Nonrecourse Secured Promissory Note   Incorporated herein by reference
        from Registrant to Cibola, dated
        April 10, 1996.

10(k)   Security Agreement by and among       Incorporated herein by reference
        Registrant, Cibola and the Cibola
        shareholders, dated April 10, 1996.

10(l)   Tax Sharing Agreement by and among    Incorporated herein by reference
        Registrant, Cibola and the Cibola
        shareholders, dated April 10, 1996.

10(m) Guaranty Agreement between Registrant Incorporated herein by reference and Oklahoma Bank and Trust Company, dated as of June 7, 1999.

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

10(o) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated September 1, 2000.

10(p) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated March 31, 2001.

10(q) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated June 30, 2001.

10(r) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated September 30, 2001.

10(s) Amended Letter Loan Agreement by and Filed herewith electronically between Registrant and the Unitrust dated January 15, 2002.

10(t)   Promissory Note from Registrant to    Incorporated herein by reference
        the Trustees of the Unitrust dated
        April 3, 2000.

10(u)   Renewal Promissory Note from          Incorporated herein by reference
        Registrant to the Trustees of the
        Unitrust dated September 1, 2000.

10(v)   Promissory Note from Registrant to    Incorporated herein by reference
        the Trustees of the Unitrust dated
        October 20, 2000.

10(w)   Renewal Promissory Note from          Incorporated herein by reference
        Registrant to the Trustees of the
        Unitrust dated March 31, 2001.

10(x)   Renewal Promissory Note from          Incorporated herein by reference
        Registrant to the Trustees of the
        Unitrust dated June 30, 2001.

10(y)   Renewal Promissory Note from          Incorporated herein by reference
        Registrant to the Trustees of the
        Unitrust dated September 30, 2001.

10(z)   Renewal Promissory Note from          Filed herewith electronically
        Registrant to the Trustees of the
        Unitrust dated January 15, 2002.

10(aa)  Promissory Note from Registrant to    Incorporated herein by reference
        the Trustee of the William M. Beard
        Irrevocable Trust "B" (the "B Trust")
        dated August 31, 2001.

10(bb)  Promissory Note from Registrant to    Incorporated herein by reference
        the Trustee of the William M. Beard
        Irrevocable Trust "C" (the "C Trust")
        dated August 31, 2001.

10(cc) Promissory Note from Registrant to B Incorporated herein by reference & M Limited, a General Partnership
        ("B&M") dated August 31, 2001.

10(dd)  Promissory Note from Registrant to    Incorporated herein by reference
        Bank of Oklahoma, N.A. ("BOK") dated
        August 30, 2000.

10(ee)  Extension Promissory Note from        Incorporated herein by reference
        Registrant to BOK dated September 30,
        2000.

10(ff)  Extension Promissory Note from        Incorporated herein by reference
        Registrant to BOK dated March 15,
        2001.

10(gg)  Extension Promissory Note from        Incorporated herein by reference
        Registrant to BOK dated June 30,
        2001.

10(hh)  Guaranty Agreement between the        Incorporated herein by reference
        Unitrust and BOK dated August 30,
        2000.

10(ii)  Guaranty Agreement between W. M.      Incorporated herein by reference
        Beard and BOK dated August 30, 2000.

10(jj)  Asset Purchase and Sale Agreement     Incorporated herein by reference
        among Testco Inc. de Mexico, S.A. de
        C.V. and ITS-Testco, LLC and PD
        Oilfield Services Mexicana, S. de
        R.L. de C.V., dated May 4, 2001.

10(kk)  Asset Purchase and Sale Agreement     Incorporated herein by reference
        between ITS-Testco, LLC and
        Inter-Tech Drilling Solutions, Inc.,
        dated May 4, 2001.

23(a)   Consent of Cole & Reed, P.C.          Filed herewith electronically

23(b)   Consent of KPMG LLP                   Filed herewith electronically