Form 10-Q
period 2002-03-31
BEARD CO /OK
filed 2002-05-15
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2002

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2002.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                               Page
-----------------------------                                               ----

Item 1.   Financial Statements................................................3

    Balance Sheets - March 31, 2002 (Unaudited) and
       December 31, 2001......................................................3

    Statements of Operations - Three Months
       ended March 31, 2002 and 2001 (Unaudited)..............................4

    Statements of Shareholders' Equity - Year ended December 31, 2001 and Three Months ended March 31, 2002 (Unaudited)......................5

    Statements of Cash Flows - Three Months ended
       March 31, 2002 and 2001 (Unaudited)....................................6

    Notes to Financial Statements (Unaudited).................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........21


PART II.  OTHER INFORMATION
---------------------------

Item 2.   Changes in Securities..............................................21

Item 6.   Exhibits and Reports on Form 8-K...................................21

Signatures...................................................................25

                                   THE BEARD COMPANY AND SUBSIDIARIES
                                             Balance Sheets
                                                                         March 31,       December 31,
                                      Assets                               2002              2001
                                      ------                         ----------------  ----------------
Current assets:
     Cash and cash equivalents                                       $        37,000   $        55,000
     Accounts receivable, less allowance for doubtful
        receivables of $107,000 in 2002 and 2001                             123,000           175,000
     Inventory                                                                20,000            76,000
     Prepaid expenses and other assets                                        48,000            56,000
     Current portion of notes receivable                                     182,000           180,000
                                                                     ----------------  ----------------
              Total current assets                                           410,000           542,000
                                                                     ----------------  ----------------

Notes receivable                                                              90,000           108,000

Investments and other assets                                                 751,000           652,000

Property, plant and equipment, at cost                                     4,831,000         4,894,000
     Less accumulated depreciation, depletion and amortization             2,156,000         2,184,000
                                                                     ----------------  ----------------
              Net property, plant and equipment                            2,675,000         2,710,000
                                                                     ----------------  ----------------

Intangible assets, at cost                                                    79,000            48,000
     Less accumulated amortization                                             2,000             2,000
                                                                     ----------------  ----------------
              Net intangible assets                                           77,000            46,000
                                                                     ----------------  ----------------

                                                                     $     4,003,000   $     4,058,000
                                                                     ================  ================


                            Liabilities and Shareholders' Equity (Deficiency)
                            -------------------------------------------------

Current liabilities:
     Trade accounts payable                                          $       166,000   $       156,000
     Accrued expenses                                                        375,000           429,000
     Current maturities of long-term debt                                    308,000           307,000
                                                                     ----------------  ----------------
              Total current liabilities                                      849,000           892,000
                                                                     ----------------  ----------------

Long-term debt less current maturities                                        17,000            19,000

Long-term debt - related entities                                          2,922,000         2,494,000

Other long-term liabilities                                                  108,000           108,000

Redeemable preferred stock of $100 stated value;
     5,000,0000 sharesr authorized; 27,838 shares issued
     and outstanding in 2001 and 2000 (note 4)                               889,000           889,000

Common shareholders' equity (deficiency):
     Common stock of $.001333 par value per share; 7,500,000
        shares authorized; 2,123,898 shares issued
        and outstanding in 2001 and 2000                                       3,000             3,000
     Capital in excess of par value                                       38,104,000        38,081,000
     Accumulated deficit                                                 (37,029,000)      (36,568,000)
     Accumulated other comprehensive loss                                    (14,000)          (14,000)
     Treasury stock, 295,053, at cost, in 2001 and 2000                   (1,846,000)       (1,846,000)
                                                                     ----------------  ----------------
              Total common shareholders' equity (deficiency)                (782,000)         (344,000)
                                                                     ----------------  ----------------

Commitments and contingencies (note 7)
                                                                     $     4,003,000   $     4,058,000
                                                                     ================  ================

See accompanying notes to financial statements.

                                THE BEARD COMPANY AND SUBSIDIARIES
                                     Statements of Operations
                                           (Unaudited)
                                                                    For the Three Months Ended
                                                                  ------------------------------
                                                                    March 31,        March 31,
                                                                       2002            2001
                                                                  --------------   -------------
Revenues:
    Coal reclamation                                              $       1,000    $     52,000
    Carbon dioxide                                                       86,000         126,000
    China                                                                     -               -
    e-Commerce                                                                -               -
    Other                                                                 3,000           5,000
                                                                  --------------   -------------
                                                                         90,000         183,000
                                                                  --------------   -------------
Expenses:
    Coal reclamation                                                    119,000         129,000
    Carbon dioxide                                                       31,000          24,000
    China                                                                     -               -
    e-Commerce                                                                -               -
    Selling, general and administrative                                 253,000         290,000
    Depreciation, depletion and amortization                             23,000          23,000
    Other                                                                15,000          13,000
                                                                  --------------   -------------
                                                                        441,000         479,000
                                                                  --------------   -------------
Operating profit (loss):
    Coal reclamation                                                   (147,000)       (118,000)
    Carbon dioxide                                                       47,000          94,000
    China                                                                     -               -
    e-Commerce                                                          (36,000)        (51,000)
    Other, primarily corporate                                         (215,000)       (221,000)
                                                                  --------------   -------------
                                                                       (351,000)       (296,000)
Other income (expense):
    Interest income                                                      27,000          41,000
    Interest expense                                                    (67,000)        (39,000)
    Equity in operations of unconsolidated affiliates                   (31,000)        (57,000)
    Gain on sale of assets                                                9,000          17,000
                                                                  --------------   -------------

Loss from continuing operations before income taxes                    (413,000)       (334,000)

Income tax benefit (expense) (note 6)                                         -          60,000

                                                                  --------------   -------------
Loss from continuing operations                                        (413,000)       (274,000)

Loss from discontinued operations (note 3)                              (48,000)       (310,000)

                                                                  --------------   -------------
Net loss                                                          $    (461,000)   $   (584,000)
                                                                  ==============   =============

Net loss per average common share outstanding:
    Basic and diluted:
       Loss from continuing operations                            $       (0.22)   $      (0.15)
       Loss from discontinued operations                                  (0.03)          (0.17)
                                                                  --------------   -------------
       Net loss                                                   $       (0.25)   $      (0.32)
                                                                  ==============   =============


Weighted average common shares outstanding - basic and diluted        1,829,000       1,829,000
                                                                  ==============   =============

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                        Accumulated                   Total
                                                            Capital in                    Other                       Common
                                                   Common   Excess of    Accumulated   Comprehensive    Treasury    Shareholders'
                                                   Stock    Par Value       Deficit       Income         Stock   Equity (Deficiency)
                                                 --------   ---------    ------------  -------------  ---------- -------------------

Balance, December 31, 2000                       $  3,000  $37,986,000   $(34,247,000)  $(13,000)   $( 1,846,000)   $    1,883,000

  Net loss                                              -            -     (2,321,000)         -               -        (2,321,000)
  Comprehensive income:
    Foreign currency translation
    adjustment                                          -            -              -     (1,000)              -            (1,000)

                                                                                                                    --------------
  Comprehensive loss                                    -            -              -          -               -        (2,322,000)
                                                                                                                    --------------
  Reservation of shares pursuant to
    deferred compensation plan                          -       95,000              -          -               -            95,000
                                               ----------  -----------   ------------   --------    ------------    --------------
Balance, December 31, 2001                          3,000   38,081,000   $(36,568,000)   (14,000)    ( 1,846,000)         (344,000)

  Net loss, three months ended March
  31, 2002 (unaudited)                                  -            -       (461,000)         -               -          (461,000)

  Comprehensive income:
    Foreign currency translation
    adjustment (unaudited)                              -            -              -          -               -                 -

                                                                                                                    --------------
  Comprehensive loss (unaudited)                        -            -              -          -               -          (461,000)
                                                                                                                    --------------
  Reservation of shares pursuant to
    deferred compensation plan
    (unaudited)                                         -       23,000              -          -               -            23,000
                                               ----------  -----------   ------------   --------    ------------    --------------
Balance, March 31, 2002 (unaudited)            $    3,000  $38,104,000   $(37,029,000)  $(14,000)   $( 1,846,000)   $(     782,000)
                                               ==========  ===========   ============   ========    ============    ==============

See accompanying notes to financial statements.

                                   THE BEARD COMPANY AND SUBSIDIARIES
                                        Statements of Cash Flows
                                              (Unaudited)
                                                                          For the Three Months Ended
                                                                        ------------------------------
                                                                        March 31, 2002  March 31, 2001
                                                                        --------------  --------------
Operating activities:
     Cash received from customers                                      $    226,000     $    245,000
     Cash paid to suppliers and employees                                  (550,000)        (574,000)
     Interest received                                                       22,000           20,000
     Interest paid                                                           (6,000)         (84,000)
     Taxes (paid) refunded                                                        -           60,000
                                                                       -------------    -------------
          Net cash used in operating activities                            (308,000)        (333,000)
                                                                       -------------    -------------
Investing activities:
     Acquisition of property, plant and equipment                            (5,000)          (8,000)
     Acquisition of intangibles                                             (11,000)               -
     Proceeds from sale of assets                                            62,000           17,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                                 (4,000)        (107,000)
     Investment in and advances to fifty percent-owned
        subsidiary in China                                                (169,000)               -
     Advances for notes receivable                                           (2,000)         (22,000)
     Payments on notes receivable                                            20,000           89,000
     Other                                                                   36,000           13,000
                                                                       -------------    -------------
          Net cash used in investing activities                             (73,000)         (18,000)
                                                                       -------------    -------------
Financing activities:
     Proceeds from term notes                                               370,000          401,000
     Payments on line of credit and term notes                               (7,000)          (5,000)
                                                                       -------------    -------------
          Net cash provided by financing activities                         363,000          396,000
                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents                        (18,000)          45,000

Cash and cash equivalents at beginning of period                             55,000           31,000
                                                                       -------------    -------------
Cash and cash equivalents at end of period                             $     37,000     $     76,000
                                                                       =============    =============

Continued

                                   THE BEARD COMPANY AND SUBSIDIARIES
                                        Statements of Cash Flows
                                               (Unaudited)

Reconciliation of Net Loss to Net Cash Used in Operating Activities
                                                                          For the Three Months Ended
                                                                       --------------------------------
                                                                       March 31, 2002    March 31, 2001
                                                                       --------------    --------------
Net loss                                                               $    (461,000)    $    (584,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation, depletion and amortization                                 24,000            29,000
     Gain on sale of assets                                                  (47,000)          (17,000)
     Equity in operations of unconsolidated affiliates                        36,000           296,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                (4,000)          (31,000)
     (Increase) decrease in accounts receivable, prepaid expenses
        other current assets                                                  28,000            (5,000)
     (Increase) decrease in inventories                                       56,000            (8,000)
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                        60,000           (13,000)
                                                                       --------------    --------------
     Net cash used in operating activities                             $    (308,000)    $    (333,000)
                                                                       ==============    ==============

See accompanying notes to financial statements.


                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2002 and 2001
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2001 annual report on Form 10-K.

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

     The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology. The e-Commerce Segment consists of a 71%-owned subsidiary which is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions. Its current focus is to develop licensing arrangements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     As  discussed  in note 3: (1) In 1999,  the  Company's  Board of  Directors adopted a formal plan to discontinue its interstate travel facilities business (the "ITF" Segment); (2) in 1999 the Management Committee of North American Brine Resources ("NABR") adopted a plan to discontinue its brine extraction/iodine manufacturing business which comprised the Company's ("BE/IM") Segment; (3) in May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in the Natural Gas Well Servicing ("WS") Segment were sold and in August 2001, the Company ceased pursuing opportunities in Mexico and the segment was discontinued; and (4) in March 2001 the Company ceased providing financial support to its environmental remediation ("ER") subsidiary, its exclusive marketing license was subsequently cancelled, and the ER Segment was discontinued.

     Investments
     -----------
     The Company owns a 50% interest in ABT-Beard, L.L.C. ("ABT-Beard"), a company involved in pursuing environmental opportunities in China. ABT-Beard had no revenues for either the first quarter of 2002 or 2001. ABT-Beard incurred losses of $146,000 and $176,000 for the first quarter of 2002 and 2001, respectively.

     Impact of Recently Issued Accounting Standards Not Yet Adopted
     --------------------------------------------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 applies to intangible assets acquired individually or with a group of other assets at acquisition and subsequent to acquisition. According to Statement No. 142, intangible assets are to be recorded at fair value and goodwill will not be amortized, but assessed annually for impairment.

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

     The Company has adopted FASB Statements No. 142 and 144 effective January 1, 2002 for the fiscal year ended December 31, 2002 and the impact is not material. The Company will be required to adopt FASB Statement 143 effective January 1, 2003 for the fiscal year ended December 31, 2003. The Company has not evaluated the effects of Statement No. 143, but does not believe that adoption of this accounting standard will have a significant effect on the financial position or results of operations of the Company.

     Reclassifications
     -----------------
     Certain 2001 balances have been reclassified to conform to the 2002 presentation. As described in note 3, the Company discontinued two of its segments. As a result the 2001 statement of operations has been reclassified to reflect the two segments' operations as discontinued.

(2)  Liquidity and Ability to Fund Operations
---  ----------------------------------------

     As a result of the requirement to fund operating losses and the decision to pursue other investment opportunities, the Company's cash and cash equivalents decreased $39,000 at March 31, 2002 compared to March 31, 2001. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, including $1.5 million from an affiliate of the Company's chairman. Lines from related parties were increased to a total of $2,350,000 in September of 2001, and were subsequently increased to $2,725,000 in February of 2002. Of this amount, $2,625,000 is secured by a pledge of approximately 89% of the Company's working and overriding royalty interests in the McElmo Dome Unit. The sale of the fixed assets of the Company's 50%-owned investee in the well testing business in May 2001 resulted in the distribution of $907,000 of cash to the Company and the reclassification of a portion of a note receivable from long-term to current. Despite these inflows, working capital deteriorated $89,000 during the first quarter of 2002.

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

     After more than three years of development activity by the China Segment, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") with various Chinese partners which call for the construction of three compost manufacturing facilities in which the Company will own an interest and receive an operating fee. The initial plant, located at Baoding in Hebei Province, broke ground in March of 2001. Construction was delayed due to cold weather, but is targeted to resume in the spring of 2002. The first installment (US $61,571, net of tax of approximately $10,000) of the fabrication license fee for this plant was received in December of 2001, with the next installment anticipated this summer. A second plant, located at Qihe City in Shandong Province, is also targeted to resume construction in the spring of 2002. The third CJV, which calls for the construction of a plant in the City of Handan, is on indefinite hold. The segment is currently pursuing 13 other projects, seven of which are considered to have a high probability for activity. Two of these projects are in the final stages of contract negotiation, with project construction slated to start within the next 90 days. In the event these projects materialize they would result in contracts in which the segment would receive substantial front-end fees with no equity interest. If the plants currently under construction progress on schedule, they are projected to generate fabrication license fees, management fees and installation fees in 2002 which will more than cover the segment's projected overhead as well as its required injections of registered capital for the projects during the year.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On May 6, 2002, the federal judge issued the Final Judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the class action lawsuit. Objectors have 30 days from May 6 to appeal. In companion rulings on the same date the Judge also approved the allocation of settlement funds among the class members in the lawsuit. Distribution of the proceeds will be delayed until all appeal periods have run. The Company anticipates its share of the proceeds will be in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Although there is the possibility that appeals could delay the Settlement or that objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

     To further bolster working capital, the Company is currently pursuing a private placement of $1,200,000 of 10% subordinated notes due September 30, 2003, with warrants to purchase up to 285,000 shares of Company common stock, to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. As of May 13, 2002, the Company had closed on the sale of $455,000 of the Notes, and had received verbal commitments for the purchase of an additional $625,000 of Notes which are expected to close within the next few days. A related party purchased $200,000 of this total. In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments and from the pay down of notes receivable, and can sell certain other assets to generate cash if necessary.

     The Company believes that the cash generated from the private debt placement currently in progress, coupled with the cash generated from the sale of assets, will be more than adequate to enable the Company to continue operations until (i) the settlement funds have been received or
     (ii) the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

(3)  Discontinued Operations
---  -----------------------
     ITF Segment
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. ITF disposed of a majority of its assets in 1999, retaining two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

     Beard recorded an additional $420,000 loss in 2000; $60,000 represented operating losses expected to be incurred by the discontinued ITF Segment prior to the anticipated disposal date of the remaining assets; $360,000 represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. ITF's revenues and actual operating losses were $7,000 and $31,000, respectively, for the three months ended March 31, 2001. The actual losses for the three months ended March 31, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     In December 2001, Beard recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of the remaining assets. ITF recorded no revenues for the three months ended March 31, 2002 and incurred $4,000 of losses for the same period which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment.

     As of March 31, 2002, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores and other assets with a total recorded value of $409,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $14,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by December 31, 2002.

     BE/IM Segment
     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in September 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR's revenues for the smaller of the two plants were $77,000 and none for the three months ended March 31, 2002 and 2001, respectively. NABR's operating losses for the three months ended March 31, 2002 and 2001 were $37,000 and $24,000, respectively, and were not anticipated in the loss accruals recorded in 1999. NABR charged $2,000 and $31,000 for the three months ended March 31, 2002 and 2001, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of March 31, 2002, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $68,000 and $20,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $15,000 and accrued expenses related to the shutdown of operations totaling $151,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2002.

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

     The segment recorded no revenues for either the first quarter of 2002 or 2001. Beard's share of operating losses from the discontinued segment were $11,000 and $269,000 for the three months ended March 31, 2002 and 2001 respectively. The loss for the first quarter of 2002 included gains on sales of equipment totaling $36,000. For the first quarter of 2001, Beard's share of operating losses from the 50%-owned company were $238,000, including a $100,000 provision for estimated losses from the discontinuation of operations. The remaining $31,000 of losses incurred in the three months ended March 31, 2001 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of March 31, 2002, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $144,000 and cash and accounts receivable totaling of $45,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $60,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2002.

     ER Segment
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary whose operations had previously comprised the Company's environmental remediation ("ER") Segment. In May 2001 ISITOP was notified that the segment's exclusive U.S. marketing license for the chemical used for PAH remediation had been cancelled, and the segment was discontinued. ISITOP generated no revenues in 2002 or in 2001. ISITOP's operating losses totaled none and $17,000 for the three months ended March 31, 2002 and 2001,respectively. ISITOP had no significant assets or liabilities at March 31, 2002.

(4)  Redeemable Preferred Stock
---  --------------------------
     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2002 operations through March 31 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  Loss Per Share
---  --------------
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

(6)  Income Taxes
---  ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, for the three months ended March 31, 2001. The Company recorded no provision for taxes for the three months ended March 31, 2002.

     At March 31, 2002, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                               Expiration
                                                  Date             Amount
                                                  ----             ------
        Federal regular tax operating
          loss carryforwards                    2004-2009         $ 52,600

        Tax depletion carryforward              Indefinite        $  5,500

(7)  Commitments and Contingencies
---  -----------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     In connection with the sale of the fixed assets of the Mexican well testing operations the Company and its 50% partner have each, as to 50%, indemnified the purchaser from and against any claims, demands, actions, damages, cause of action, cost, liability, penalties and expense (including reasonable legal fees) that purchaser or its successors or assigns may suffer arising from the Mexican subsidiary's failure to file any applicable tax returns or pay any and all of its taxes which had accrued prior to the sale date. As of March 31, 2002, the accrued tax liabilities were estimated to be $3,000, with the Company liable for one-half of such amount.

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

(8)  Business Segment Information
---  ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first quarter of 2002 and 2001: Coal, Carbon Dioxide, China and e-Commerce.

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

                                           Carbon
                                  Coal     Dioxide     China    e-Commerce   Totals
                                  ----     -------     -----    ----------   ------
      Three months ended
      ------------------
        March 31, 2002
        --------------
     Revenues from
       external  customers      $    1     $   86      $   -       $   -    $    87
     Segment profit (loss)        (138)        47       (146)        (36)      (273)
     Segment assets              1,580        404        463          63      2,510

      Three months ended
      ------------------
        March 31, 2001
        --------------
     Revenues from
       external  customers      $   52     $  126      $   -       $   -    $   178
     Segment profit (loss)        (100)        94       (176)        (52)      (234)
     Segment assets              1,622        443          5          60      2,130


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2002 and 2001 in thousands):

                                                               2002       2001
                                                            ---------  ---------
       Total loss for reportable segments                   $   (273)  $   (234)
       Eliminate loss from China operations accounted for
           as an equity investment                               146        176
       Equity in loss from China operations accounted for
           as an equity investment                               (73)       (88)
       Net corporate costs not allocated to segments            (213)      (128)
                                                            ---------  ---------
            Total consolidated loss from continuing
                operations                                  $   (413)  $   (274)
                                                            =========  =========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2001 and results of operations for the quarter ended March 31, 2002, compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2001 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems(TM) composting technology. The e-Commerce Segment consists of a 71%-owned subsidiary which is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions. Its current focus is to develop licensing arrangements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     In 1999 the Company adopted a plan to discontinue its ITF Segment, and those operations were reflected as discontinued operations in 1998. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company is pursuing the sale of the remaining assets. In 1999 the Company adopted a plan to discontinue its BE/IM Segment, and those operations have since been reflected as discontinued. The Company is now in the process of liquidating those assets. In March 2001 the Company ceased providing financial support to ISITOP, Inc. and shortly thereafter its exclusive marketing license was terminated. Accordingly, the operations of the ER Segment have been reflected as discontinued. In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in the WS Segment were sold. In August 2001 the Company ceased pursuing opportunities in Mexico related to the sand separator assets previously operated in Mexico in the WS Segment, and the Company has since been pursuing the sale of the segment's remaining assets. As a result, the operations of the WS Segment have now been reflected as discontinued.


Material changes in financial condition - March 31, 2002 as compared with December 31, 2001.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                               March 31,       December 31,       Increase
                                 2002             2001           (Decrease)
                                 ----             ----           ----------
Cash and cash equivalents   $      37,000      $     55,000      $   (18,000)

Working capital             $    (439,000)     $   (350,000)     $   (89,000)

Current ratio                   0.48 to 1         0.61 to 1

     During the first quarter of 2002, the Company's working capital decreased by $89,000 from $(350,000) as of December 31, 2001. Related entities of the Chairman of the Board made net advances of $365,000 to the Company. $147,000 of working capital were used to help fund the operations of the Coal Segment. There were net advances of $169,000 to the Company's joint venture involved in the pursuit of environmental opportunities in China. The Company received payments on notes receivable totaling $20,000 during the quarter ended March 31, 2002. $36,000 was used to fund the startup activities of the e-Commerce Segment. The remainder of the working capital was utilized to fund other operations.

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

     After more than three years of development activity by the China Segment, it appears that its efforts are finally starting to bear fruit. The segment has signed contracts and formed Cooperative Joint Ventures ("CJV's") with various Chinese partners which call for the construction of three compost manufacturing facilities in which the Company will own an interest and receive an operating fee. The initial plant, located at Baoding in Hebei Province, broke ground in March of 2001. Construction was delayed due to cold weather, but is targeted to resume in the spring of 2002. The first installment (US $61,571, net of tax of approximately $10,000) of the fabrication license fee for this plant was received in December of 2001, with the next installment anticipated this summer. A second plant, located at Qihe City in Shandong Province, is also targeted to resume construction in the spring of 2002. The third CJV, which calls for the construction of a plant in the City of Handan, is on indefinite hold. The segment is currently pursuing 13 other projects, seven of which are considered to have a high probability for activity. Two of these projects are in the final stages of contract negotiation, with project construction slated to start within the next 90 days. In the event these projects materialize they would result in contracts in which the segment would receive substantial front-end fees with no equity interest. If the plants currently under construction progress on schedule, they are projected to generate fabrication license fees, management fees and installation fees in 2002 which will more than cover the segment's projected overhead as well as its required injections of registered capital for the projects during the year.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On May 6, 2002, the federal judge issued the Final Judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the class action lawsuit. Objectors have 30 days from May 6 to appeal. In companion rulings on the same date the Judge also approved the allocation of settlement funds among the class members in the lawsuit. Distribution of the proceeds will be delayed until all appeal periods have run. The Company anticipates its share of the proceeds will be in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Although there is the possibility that appeals could delay the Settlement or that intervening parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

     In 2000 the Company supplemented its $300,000 credit line with a commercial bank by arranging for borrowings of up to $1,500,000 from affiliates of a related party. Such lines had been increased to a total of $2,350,000 in September of 2001, and were subsequently increased to $2,725,000 in February of 2002 to provide additional working capital. To further bolster working capital, the Company is currently pursuing a private placement of $1,200,000 of 10% subordinated notes due September 30, 2003, with warrants to purchase up to 285,000 shares of Company common stock, to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. As of May 13, 2002, the Company had closed on the sale of $455,000 of the Notes, and had received verbal commitments for the purchase of an additional $625,000 of Notes which are expected to close within the next few days. In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments and from the pay down of notes receivable, and can sell certain other assets to generate cash if necessary.

     The Company believes that the cash generated from the private debt placement currently in progress, coupled with the cash generated from the sale of assets, will be more than adequate to enable the Company to continue operations until (i) the settlement funds have been received or (ii) the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.

Material changes in results of operations - Quarter ended March 31, 2002 as compared with the Quarter ended March 31, 2001.

     The loss for the first quarter of 2002 was $461,000 compared to $584,000 for the 2001 first quarter. The operating loss in the Coal Segment increased by $29,000. The operating profit in the CO2 Segment decreased $47,000. The e-Commerce Segment incurred operating losses of $36,000 for the first quarter of 2002 compared to $51,000 in the first quarter of 2001. The operating loss in Other activities for the first quarter of 2002 decreased $6,000 compared to the same period in 2001. As a result, the operating loss for the current quarter increased $55,000 to $351,000 versus $296,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                           2002           2001
                                           ----           ----
      Operating profit (loss):
         Coal reclamation                $(147,000)    $(118,000)
         Carbon dioxide                     47,000        94,000
         China                                   -             -
         e-Commerce                       (36,000)      (51,000)
                                        -----------   -----------
                  Subtotal               (136,000)      (75,000)
         Other                           (215,000)     (221,000)
                                        -----------   -----------
                                        $(351,000)    $(296,000)
                                        ===========   ===========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment's revenues for the first quarter of 2002 decreased $51,000 to $1,000 compared to $52,000 for the first quarter of 2001. The segment's consulting and coring business declined sharply in the current quarter as the Company focused on the four major projects mentioned above. Operating costs decreased $10,000 to $119,000 for the first quarter of 2002 compared to $129,000 for the same period in 2001, reflecting the decreased activity level. SG&A costs decreased $13,000 for the three months ended March 31, 2002 compared to the same period in 2001. As a result, the operating loss increased $29,000 to $147,000 for the first quarter of 2002 compared to the first three months of 2001.

Carbon dioxide

     First quarter 2002 operations reflected an operating profit of $47,000 compared to $94,000 for the 2001 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $40,000 or 32% to $86,000 for the first three months of 2002 compared to $126,000 for the same period in 2001. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The decline in oil prices beginning in late 2000 and continuing throughout 2001 resulted in a decline in the demand for CO2 gas for tertiary recovery. This was reflected in the decreased revenue for the paid volumes to the Company's interest.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $36,000 for the first quarter of 2002 versus an operating loss of $51,000 in the prior year quarter. The segment had no revenues in either the first quarter of 2001 or 2000. The reduced loss reflects starpay's shift in focus from the development of its technology to concentrate on developing licensing arrangements and other fee based arrangements with companies implementing technology in conflict with starpay's intellectual property.

Other activities

     Other operations, consisting primarily of general and corporate activities, generated a $6,000 smaller operating loss for the first quarter of 2002 as compared to the same period last year.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased to $253,000 from $290,000 in the 2001 first quarter. The primary reason for this was a $16,000 decrease in SG&A expenses incurred by the e-Commerce Segment in the first quarter of 2002 compared to the same period in 2001 as starpay shifted its focus from the development of its technology to concentrate on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property. In addition, the Coal Segment incurred $13,000 less in SG&A costs in the first quarter of 2002 compared to the same period in 2001 as the segment reduced legal fees and travel costs in its pursuit of projects for its technology.

Depreciation, depletion and amortization expenses

     DD&A expense for the first quarter of 2002 was unchanged from the prior year's first quarter.

Other income and expenses

     The other income and expenses for the first quarter of 2002 netted to a loss of $62,000 compared to a loss of $38,000 for the same period in 2001. Interest income was down $14,000 for the first quarter of 2002 compared to the same period in 2001. Interest expense was $28,000 higher as a result of the increase in debt, primarily to a related party. The Company realized a gain on sale of assets for the three months ended March 31, 2002 of $9,000 compared to $17,000 for the prior year quarter.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $31,000 for the first quarter of 2002 compared to a loss of $57,000 for the same period in 2001. The Company's equity in the earnings of Cibola increased $11,000 from $31,000 for the first quarter of 2001 to $42,000 for the same period in 2002 reflecting Cibola's improvement in operating results. The Company's equity in the operating losses of its affiliate in China was $73,000 for the first quarter of 2002 compared to $88,000 for the three months ended March 31, 2001.

Income taxes

     The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, in the first quarter of 2001. The Company recorded no provision for taxes in the first quarter of 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. ITF disposed of a majority of its assets in 1999, retaining two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

     Beard recorded an additional $420,000 loss in 2000; $60,000 represented operating losses expected to be incurred by the discontinued ITF Segment prior to the anticipated disposal date of the remaining assets; $360,000 represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. ITF's revenues and actual operating losses were $7,000 and $31,000, respectively, for the three months ended March 31, 2001. The actual losses for the three months ended March 31, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     In December 2001, Beard recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of the remaining assets. ITF recorded no revenues for the three months ended March 31, 2002 and incurred $4,000 of losses for the same period which were charged against the loss accrual recorded in 2001. Included in this loss was a $2,000 gain on the sale of equipment.

     As of March 31, 2002, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $409,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $14,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by December 31, 2002.

BE/IM Segment
     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results have been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in September 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR's revenues for the smaller of the two plants were $77,000 and none for the three months ended March 31, 2002 and 2001, respectively. NABR's operating losses for the three months ended March 31, 2002 and 2001 were $37,000 and $24,000, respectively, and were not anticipated in the loss accruals recorded in 1999. NABR charged $2,000 and $31,000 for the three months ended March 31, 2002 and 2001, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of March 31, 2002, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $68,000 and $20,000 respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $15,000 and accrued expenses related to the shutdown of operations totaling $151,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2002.

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

     The segment recorded no revenues for either the first quarter of 2002 or 2001. Beard's share of operating losses from the discontinued segment were $11,000 and $269,000 for the three months ended March 31, 2002 and 2001 respectively. The loss for the first quarter of 2002 included gains on sales of equipment totaling $36,000. For the first quarter of 2001, Beard's share of operating losses from the 50%-owned company were $238,000, including a $100,000 provision for estimated losses from the discontinuation of operations. The remaining $31,000 of losses incurred in the three months ended March 31, 2001 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of March 31, 2002, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $144,000 and cash and accounts receivable totaling of $45,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $60,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2002.

ER Segment
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary whose operations had previously comprised the Company's environmental remediation ("ER") Segment. In May 2001 ISITOP was notified that the segment's exclusive U.S. marketing license for the chemical used for PAH remediation had been cancelled, and the segment was discontinued. ISITOP generated no revenues in 2002 or in 2001. ISITOP's operating losses totaled none and $17,000 for the three months ended March 31, 2002 and 2001,respectively. ISITOP had no significant assets or liabilities at March 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2002, the Company had notes receivable of $272,000 and long-term debt of $3,247,000. The notes receivable and long-term debt with a principal balance of $2,732,000 have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. The Company's outstanding bank debt totaling $300,000 floats with the prime rate, and a 10% increase in market interest rates would have increased the Company's interest expense by approximately $1,000. At March 31, 2002, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its debt by $38,000.

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

2(b) Agreement and Plan of Merger by and between The Beard Company and The New Beard Company, dated as of 2(b) September 16, 1997. (This Exhibit has been previously filed as Exhibit B to Registrant's Proxy Statement filed on September 12, 1997, and same is incorporated herein by reference).

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

10(c) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).*

10(d) Amendment No. Three to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended October 24, 2001. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit 99, filed on April 10, 2002, to Registrant's Registration Statement on Form S-8, File No. 333-85936, and same is incorporated herein by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g) Nonqualified Stock Option Agreement by and between Robert A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h) Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

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

10(s) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated January 15, 2002. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-K for the period ended December 31, 2001, filed on April 16, 2002, and same is incorporated herein by reference).

10(t) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated February 28, 2002.

10(u) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

10(v) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated September 1, 2000. (This Exhibit has been previously filed as Exhibit 10(q) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(w) Promissory Note from Registrant to the Trustees of the Unitrust dated October 20, 2000. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

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

10(aa) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated January 15, 2002. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-K for the period ended December 31, 2001, filed on April 16, 2002, and same is incorporated herein by reference).

10(bb) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated February 28, 2002.

10(cc) Promissory Note from Registrant to the Trustee of the William M. Beard Irrevocable Trust "B" (the "B Trust") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(y) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(dd) Promissory Note from Registrant to the Trustee of the William M. Beard Irrevocable Trust "C" (the "C Trust") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(ee) Promissory Note from Registrant to B & M Limited, a General Partnership ("B&M") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(ff) Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(gg) Extension Promissory Note from Registrant to BOK dated September 30, 2000. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(hh) Extension Promissory Note from Registrant to BOK dated March 15, 2001. (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(ii) Extension Promissory Note from Registrant to BOK dated June 30, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001, and same is incorporated herein by reference).

10(jj) Guaranty Agreement between the Unitrust and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(kk) Guaranty Agreement between W. M. Beard and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(ll) Asset Purchase and Sale Agreement among Testco Inc. de Mexico, S.A. de C.V. and ITS-Testco, LLC and PD Oilfield Services Mexicana, S. de R.L. de C.V., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(mm) Asset Purchase and Sale Agreement between ITS-Testco, LLC and Inter-Tech Drilling Solutions, Inc., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

          *Compensatory plan or arrangement.



The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

(b) A report on Form 8-K was filed by the Company on March 28, 2002. The matters reported include recent developments in the Company's Coal, China and e-Commerce Segments, progress in the McElmo Dome litigation, the retention of an investment banking firm to handle a private placement of notes to accredited investors, the effect of recent developments on the Company's liquidity, and the resignation of a director.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    (Registrant)   THE BEARD COMPANY

                                          HERB MEE, JR.
     (Date)   May 15, 2002          ___________________________________
                                          Herb Mee, Jr., President and
                                          Chief Financial Officer

                                          JACK A. MARTINE
     (Date)   May 15, 2002          ___________________________________
                                          Jack A. Martine, Controller and
                                          Chief Accounting Officer

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

2(b)    Agreement  and Plan of  Merger  by and Incorporated herein by reference between The Beard  Company and The New
        Beard   Company,   dated  as  of  2(b)
        September 16, 1997.

2(c)    Certificate   of  Merger  merging  The Incorporated herein by referencey
        Beard   Company  into  The  New  Beard
        Company as filed with the Secretary of
        State  of  Oklahoma  on  November  26,
        1997.

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

4(b) Settlement Agreement, with Certificate Incorporated herein by reference of Amendment attached thereto, by and among Registrant, Beard Oil, New York
        Life Insurance Company,  New York Life
        Insurance  and Annuity  Company,  John
        Hancock Mutual Life Insurance Company,
        Memorial Drive Trust and Sensor, dated
        as of April 13, 1995.

10(a)   Amendment No. One to The Beard Company Incorporated herein by reference
        1993 Stock  Option  Plan dated  August
        27,  1993,  as  amended  June 4, 1998.
        (The  Amended  Plan   supersedes   the
        original  Plan  adopted  on August 27,
        1993.)

10(b)   Form  of   Indemnification   Agreement Incorporated herein by reference
        dated   December  15,  1994,   by  and
        between     Registrant    and    eight
        directors.

10(c)   The Beard  Company 1994 Phantom  Stock Incorporated herein by reference
        Units   Plan  as   amended   effective
        October 23, 1997.

10(d)   Amendment   No.  Three  to  The  Beard Incorporated herein by reference
        Company  Deferred  Stock  Compensation
        Plan  dated   November  1,  1995,   as
        amended October 24, 2001. (The Amended
        Plan   supersedes  the  original  Plan
        adopted on June 3, 1996.)

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

10(g) Nonqualified Stock Option Agreement by Incorporated herein by reference and between Robert A. McDonald and ISITOP, dated November 12, 1998.

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

10(o) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated September 1, 2000.

10(p) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated March 31, 2001.

10(q) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated June 30, 2001.

10(r) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated September 30, 2001.

10(s) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated January 15, 2002.

10(t) Amended Letter Loan Agreement by and Filed herewith electronically between Registrant and the Unitrust dated February 28, 2002.

10(u)   Promissory Note from Registrant to the Incorporated herein by reference
        Trustees of the  Unitrust  dated April
        3, 2000.

10(v)   Renewal     Promissory    Note    from Incorporated herein by reference
        Registrant  to  the  Trustees  of  the
        Unitrust dated September 1, 2000.

10(w)   Promissory Note from Registrant to the Incorporated herein by reference
        Trustees of the Unitrust dated October
        20, 2000.

10(x)   Renewal     Promissory    Note    from Incorporated herein by reference
        Registrant  to  the  Trustees  of  the
        Unitrust dated March 31, 2001.

10(y)   Renewal     Promissory    Note    from Incorporated herein by reference
        Registrant  to  the  Trustees  of  the
        Unitrust dated June 30, 2001.

10(z)   Renewal     Promissory    Note    from Incorporated herein by reference
        Registrant  to  the  Trustees  of  the
        Unitrust dated September 30, 2001.

10(aa)  Renewal     Promissory    Note    from Incorporated herein by reference
        Registrant  to  the  Trustees  of  the
        Unitrust dated January 15, 2002.

10(bb)  Renewal     Promissory    Note    from Filed herewith electronically
        Registrant  to  the  Trustees  of  the
        Unitrust dated February 28, 2002.

10(cc)  Promissory Note from Registrant to the Incorporated herein by reference
        Trustee   of  the   William  M.  Beard
        Irrevocable  Trust "B" (the "B Trust")
        dated August 31, 2001.

10(dd)  Promissory Note from Registrant to the Incorporated herein by reference
        Trustee   of  the   William  M.  Beard
        Irrevocable  Trust "C" (the "C Trust")
        dated August 31, 2001.

10(ee)  Promissory Note from Registrant to B & Incorporated herein by reference
        M  Limited,   a  General   Partnership
        ("B&M") dated August 31, 2001.

10(ff)  Promissory  Note  from  Registrant  to Incorporated herein by reference
        Bank of Oklahoma,  N.A.  ("BOK") dated
        August 30, 2000.

10(gg)  Extension    Promissory    Note   from Incorporated herein by reference
        Registrant to BOK dated  September 30,
        2000.

10(hh)  Extension    Promissory    Note   from Incorporated herein by reference
        Registrant  to  BOK  dated  March  15,
        2001.

10(ii)  Extension    Promissory    Note   from Incorporated herein by reference
        Registrant to BOK dated June 30, 2001.

10(jj)  Guaranty    Agreement    between   the Incorporated herein by reference
        Unitrust  and  BOK  dated  August  30,
        2000.

10(kk) Guaranty Agreement between W. M. Beard Incorporated herein by reference and BOK dated August 30, 2000.

10(ll)  Asset   Purchase  and  Sale  Agreement Incorporated herein by reference among  Testco Inc. de Mexico,  S.A. de
        C.V.  and   ITS-Testco,   LLC  and  PD
        Oilfield Services Mexicana, S. de R.L.
        de C.V., dated May 4, 2001.

10(mm)  Asset   Purchase  and  Sale  Agreement Incorporated herein by reference between ITS-Testco, LLC and Inter-Tech
        Drilling Solutions, Inc., dated May 4,
        2001.