Form 10-Q
period 2002-06-30
BEARD CO /OK
filed 2002-08-14
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2002

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2002.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements................................................3

    Balance Sheets - June 30, 2002 (Unaudited) and
       December 31, 2001......................................................3

    Statements of Operations - Three Months and Six Months
       ended June 30, 2002 and 2001 (Unaudited)...............................4

    Statements of Shareholders' Equity (Deficiency) -
       Year ended December 31, 2001
       and Six Months ended June 30, 2002 (Unaudited).........................5

    Statements of Cash Flows - Six Months ended
       June 30, 2002 and 2001 (Unaudited).....................................6

    Notes to Financial Statements (Unaudited).................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................16

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk........................................................25


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities..............................................26

Item 4.   Submission of Matters to a Vote of Security Holders................26

Item 6.   Exhibits and Reports on Form 8-K...................................27

Signatures...................................................................28

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                       THE BEARD COMPANY AND SUBSIDIARIES
                                                 Balance Sheets
                                                                               June 30,          December 31,
                             Assets                                              2002                2001
                             ------                                              ----                ----
Current assets:
       Cash and cash equivalents                                           $       73,000       $       55,000
       Accounts receivable, less allowance for doubtful
          receivables of $107,000 in 2002 and 2001                                221,000              175,000
       Inventory                                                                    7,000               76,000
       Prepaid expenses and other assets                                           46,000               56,000
       Current portion of notes receivable                                        171,000              180,000
                                                                           --------------       --------------
                   Total current assets                                           518,000              542,000
                                                                           --------------       --------------
Notes receivable                                                                   72,000              108,000

Investments and other assets                                                      849,000              652,000

Property, plant and equipment, at cost                                          4,839,000            4,894,000
       Less accumulated depreciation, depletion and amortization                2,165,000            2,184,000
                                                                           --------------       --------------
                   Net property, plant and equipment                            2,674,000            2,710,000
                                                                           --------------       --------------
Intangible and other assets, at cost                                              151,000               48,000
       Less accumulated amortization                                               15,000                2,000
                                                                           --------------       --------------
                   Net intangible assets                                          136,000               46,000
                                                                           --------------       --------------
                                                                           $    4,249,000       $    4,058,000
                                                                           ==============       ==============


                   Liabilities and Shareholders' Equity (Deficiency)
                   -------------------------------------------------

Current liabilities:
       Trade accounts payable                                              $      178,000       $      156,000
       Accrued expenses                                                           312,000              429,000
       Current maturities of long-term debt                                       133,000              307,000
                                                                           --------------       --------------
                   Total current liabilities                                      623,000              892,000
                                                                           --------------       --------------

Long-term debt less current maturities                                          1,052,000               19,000

Long-term debt - related entities                                               2,898,000            2,494,000

Other long-term liabilities                                                       108,000              108,000

Redeemable preferred stock of $100 stated value;
       5,000,0000 shares authorized; 27,838 shares issued
       and outstanding in 2002 and 2001 (note 4)                                  889,000              889,000

Common shareholders' equity (deficiency):
       Common stock of $.001333 par value per share; 7,500,000
          shares authorized; 2,123,898 shares issued
          and outstanding in 2002 and 2001                                          3,000                3,000
       Capital in excess of par value                                          38,126,000           38,081,000
       Accumulated deficit                                                    (37,589,000)         (36,568,000)
       Accumulated other comprehensive loss                                       (15,000)             (14,000)
       Treasury stock, 295,053 shares, at cost, in 2002 and 2001               (1,846,000)          (1,846,000)
                                                                           --------------       --------------
                   Total common shareholders' equity (deficiency)              (1,321,000)            (344,000)
                                                                           --------------       --------------
Commitments and contingencies (note 7)
                                                                           $    4,249,000       $    4,058,000
                                                                           ==============       ==============

See accompanying notes to financial statements.

                                            THE BEARD COMPANY AND SUBSIDIARIES
                                                 Statements of Operations
                                                        (Unaudited)
                                                            For Three Months Ended               For Six Months Ended
                                                            ----------------------               --------------------
                                                           June 30,         June 30,           June 30,          June 30,
                                                             2002             2001               2002              2001
                                                             ----             ----               ----              ----
Revenues:
     Coal reclamation                                   $   11,000        $   45,000        $    12,000       $    97,000
     Carbon dioxide                                        109,000           116,000            195,000           242,000
     China                                                       -                 -                  -                 -
     e-Commerce                                                  -                 -                  -                 -
     Other                                                   7,000             7,000             10,000            12,000
                                                        ----------        ----------        -----------       -----------
                                                           127,000           168,000            217,000           351,000
                                                        ----------        ----------        -----------       -----------
Expenses:
     Coal reclamation                                      114,000           131,000            233,000           260,000
     Carbon dioxide                                         19,000            21,000             50,000            45,000
     China                                                       -                 -                  -                 -
     e-Commerce                                                  -                 -                  -                 -
     Selling, general and administrative                   307,000           326,000            560,000           616,000
     Depreciation, depletion & amortization                 36,000            21,000             59,000            44,000
     Other                                                   4,000             4,000             19,000            17,000
                                                        ----------        ----------        -----------       -----------
                                                           480,000           503,000            921,000           982,000
                                                        ----------        ----------        -----------       -----------
Operating profit (loss):
     Coal reclamation                                     (139,000)         (124,000)          (286,000)         (242,000)
     Carbon dioxide                                         81,000            86,000            128,000           180,000
     China                                                       -                 -                  -                 -
     e-Commerce                                            (39,000)          (52,000)           (75,000)         (103,000)
     Other, primarily corporate                           (256,000)         (245,000)          (471,000)         (466,000)
                                                        ----------        ----------        -----------       -----------
                                                          (353,000)         (335,000)          (704,000)         (631,000)
Other income (expense):
     Interest income                                        32,000            35,000             59,000            76,000
     Interest expense                                      (95,000)          (48,000)          (162,000)          (87,000)
     Equity in operations of unconsolidated affiliates     (89,000)          (49,000)          (120,000)         (106,000)
     Gain on sale of assets                                  1,000            51,000             10,000            68,000
     Other                                                  (1,000)            4,000             (1,000)            4,000
                                                        ----------        ----------        -----------       -----------

Loss from continuing operations before income taxes       (505,000)         (342,000)          (918,000)         (676,000)
Income taxes (note 6)                                            -                 -                  -            60,000
                                                        ----------        ----------        -----------       -----------

Loss from continuing operations                           (505,000)         (342,000)          (918,000)         (616,000)

     Loss from discontinued operations                     (55,000)         (147,000)          (103,000)         (457,000)
                                                        ----------        ----------        -----------       -----------
Net loss                                                $ (560,000)       $ (489,000)       $(1,021,000)      $(1,073,000)
                                                        ==========        ==========        ===========       ===========
Net loss per average common share outstanding:
     Basic and diluted:
        Loss from continuing operations                 $    (0.28)       $    (0.19)       $     (0.50)      $     (0.34)
        Loss from discontinued operations                    (0.03)            (0.08)             (0.06)            (0.25)
                                                        ----------        ----------        -----------       -----------
        Net loss                                        $    (0.31)       $    (0.27)       $     (0.56)      $     (0.59)
                                                        ==========        ==========        ===========       ===========

Weighted average common shares outstanding -
     basic and diluted                                   1,829,000         1,829,000          1,829,000         1,829,000
                                                        ==========        ==========        ===========       ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                        Total
                                                                                       Accumulated                      Common
                                                          Capital in                      Other                      Shareholders'
                                             Common       Excess of     Accumulated   Comprehensive    Treasury         Equity
                                              Stock       Par Value       Deficit        Income          Stock       (Deficiency)
                                             ---------  -------------  -------------- -------------  -------------- ---------------

Balance, December 31, 2000                   $  3,000   $ 37,986,000   $( 34,247,000) $(    13,000)  $(  1,846,000) $    1,883,000

     Net loss                                       -              -      (2,321,000)            -               -      (2,321,000)
     Comprehensive income:
       Foreign currency translation
       adjustment                                   -              -               -        (1,000)              -          (1,000)

                                                                                                                    ---------------
     Comprehensive loss                             -              -               -             -               -      (2,322,000)
                                                                                                                    ---------------

     Reservation of shares pursuant to
       deferred compensation plan                   -         95,000               -             -               -          95,000

                                             ---------  -------------  -------------- -------------  -------------- ---------------

Balance, December 31, 2001                      3,000     38,081,000     (36,568,000)      (14,000)     (1,846,000)       (344,000)

     Net loss, six months ended June 30,            -              -      (1,021,000)            -               -      (1,021,000)
       2002 (unaudited)
     Comprehensive income:
       Foreign currency translation
       adjustment (unaudited)                       -              -               -        (1,000)              -          (1,000)

                                                                                                                    ---------------
     Comprehensive loss (unaudited)                 -              -               -             -               -      (1,022,000)
                                                                                                                    ---------------

     Reservation of shares pursuant to
       deferred compensation plan (unaudited)       -         45,000               -             -               -          45,000

                                             ---------  -------------  -------------- -------------  -------------- ---------------
Balance, June 30, 2002 (unaudited)           $  3,000   $ 38,126,000   $( 37,589,000) $(    15,000)  $(  1,846,000) $(   1,321,000)
                                             =========  =============  ============== =============  ============== ===============

See accompanying notes to financial statements.

                                     THE BEARD COMPANY AND SUBSIDIARIES
                                          Statements of Cash Flows
                                                 (Unaudited)
                                                                              For the Six Months Ended
                                                                              ------------------------
                                                                          June 30, 2002       June 30, 2001
                                                                          -------------       -------------
Operating activities:
      Cash received from customers                                        $    293,000        $    293,000
      Cash paid to suppliers and employees                                  (1,097,000)         (1,299,000)
      Interest received                                                         57,000              69,000
      Interest paid                                                           (155,000)           (120,000)
      Taxes (paid) refunded                                                          -              62,000
                                                                          ------------        ------------
           Net cash used in operating activities                              (902,000)           (995,000)
                                                                          ------------        ------------

Investing activities:
      Acquisition of property, plant and equipment                             (12,000)            (20,000)
      Acquisition of intangibles                                                (1,000)                  -
      Proceeds from sale of assets                                              77,000              68,000
      Investment in and advances to fifty percent-owned
         subsidiary in Mexico                                                  (10,000)           (347,000)
      Investment in and advances to fifty percent-owned
         subsidiary in China                                                  (403,000)                  -
      Advances for notes receivable                                             (7,000)           (302,000)
      Payments on notes receivable                                              73,000             896,000
      Other                                                                     63,000              41,000
                                                                          ------------        ------------
           Net cash provided by (used in) investing activities                (220,000)            336,000
                                                                          ------------        ------------

Financing activities:
      Proceeds from term notes                                               1,682,000           1,043,000
      Payments on line of credit and term notes                               (454,000)           (331,000)
      Capitalized costs associated with issuance of subordinated debt          (88,000)                  -
                                                                          ------------        ------------
           Net cash provided by financing activities                         1,140,000             712,000
                                                                          ------------        ------------

Net increase in cash and cash equivalents                                       18,000              53,000

Cash and cash equivalents at beginning of period                                55,000              31,000
                                                                          ------------        ------------
Cash and cash equivalents at end of period                                $     73,000        $     84,000
                                                                          ============        ============

Continued

                                     THE BEARD COMPANY AND SUBSIDIARIES
                                          Statements of Cash Flows
                                                 (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                                              For the Six Months Ended
                                                                              ------------------------
                                                                          June 30, 2002       June 30, 2001
                                                                          -------------       -------------
Net loss                                                                  $ (1,021,000)      $ (1,073,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation, depletion and amortization                                  59,000             71,000
      Gain on sale of assets                                                   (58,000)           (68,000)
      Equity in operations of unconsolidated affiliates                        124,000            394,000
      Net cash used by discontinued operations offsetting
          accrued impairment loss                                               (6,000)           (37,000)
      Increase in accounts receivable, prepaid expenses and
         other current assets                                                  (27,000)          (194,000)
      Decrease in inventories                                                   69,000            105,000
      Decrease in accounts payable, accrued
         expenses and other liabilities                                        (42,000)          (193,000)
                                                                          ------------       ------------
      Net cash used in operating activities                               $   (902,000)      $   (995,000)
                                                                          ============       ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             June 30, 2002 and 2001
                                   (Unaudited)

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

     The results of operations for the three and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems (trademark) composting technology. The e-Commerce Segment consists of a 71%-owned subsidiary which is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions. Its current focus is to develop licensing arrangements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

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

     Investments

     The Company owns a 50% interest in ABT-Beard, L.L.C. ("ABT-Beard"), a company involved in pursuing environmental opportunities in China. ABT-Beard had no revenues for either the first six months of 2002 or 2001. ABT-Beard incurred losses of $243,000 and $179,000 for the second quarter of 2002 and 2001, respectively. ABT-Beard incurred losses of $390,000 and $355,000 for the first six months of 2002 and 2001, respectively.

     Impact of Recently Issued Accounting Standards Not Yet Adopted

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 applies to intangible assets acquired individually or with a group of other assets at acquisition and subsequent to acquisition. According to Statement No. 142, intangible assets are to be recorded at fair value and goodwill will not be amortized, but assessed annually for impairment.

     In September 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 applies to the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. The statement requires that asset retirement obligations be recognized at fair value when the obligation is incurred.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The assets covered by the statement include those to be held and used or to be disposed of, such as assets under capital leases of lessees, assets subject to operating leases of lessors, and prepaid assets. This statement provides guidance for the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of discontinued operations.

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


(2)  Liquidity and Ability to Fund Operations

     The Company's cash and cash equivalents increased $18,000 at June 30, 2002 compared to December 31, 2001. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, including $1.5 million from an affiliate of the Company's chairman. This credit line was increased to a total of $2,250,000 in September of 2001, and was subsequently increased to $2,625,000 in February of 2002. The line is secured by a pledge of approximately 89% of the Company's working and overriding royalty interests in the McElmo Dome Unit. As a result of these actions and the private placement of $1,200,000 of 10% subordinated notes discussed below, working capital improved $245,000 during the first half of 2002.

     The Company is focusing on replacing its Coal Segment's revenues and currently has three major projects in various stages of development, all of which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in three different states and involve three different parties. Negotiations are in progress with the pond owner of one of the projects concerning the installation of a preparation plant to recover clean coal. The installation of this project requires the arrangement of necessary financing. Negotiations are in progress with a third party to form a joint venture or limited liability company (llc) that would provide the initial working capital and guarantee the necessary equipment financing on this project, and give the llc the right of first refusal to participate in future recovery projects that require financing. A second project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant. The initial phase of this project would require no financing. We have a high level of confidence that we will be able to start at least one of these two projects this year. Although the exact timing of the three projects is uncertain, they are all considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any or all of the projects will materialize.

     Development activity in the China Segment, meanwhile, has been plagued by delays. Although we had reached agreements and/or formed Cooperative Joint Ventures ("CJV's") with various Chinese partners which called for the construction of three compost manufacturing facilities in which the Company would own an interest and receive an operating fee, two of these (Baoding and Qihe City) are now on indefinite hold pending resolution of some of the financing terms. It appears that the third CJV, which calls for the construction of a plant in the City of Handan and which had been on indefinite hold, is now poised to move forward. Terms of a financing arrangement have now been verbally agreed to with third parties in the U.S., and definitive agreements are in the process of being prepared. In the event these projects materialize they would result in contracts in which the segment would receive front-end fees, but might or might not have an equity interest. The segment is continuing to pursue a number of other projects, several of which are believed to have a high probability of occurrence. It now appears that only Handan may materialize in 2002, with the other projects falling into 2003 and beyond.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On May 6, 2002, the federal judge issued the Final Judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the class action lawsuit. In companion rulings on the same date the Judge also approved the allocation of settlement funds among the class members in the lawsuit. In late May, 2002, objectors entitled to receive approximately $107,000 of the total settlement filed an appeal to the final approval of the settlement. Distribution of the proceeds will be delayed until all appeal periods have run. The Company anticipates its share of the proceeds will be in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or possibly early 2004 or that the objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

     To further bolster working capital, the Company was successful in the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003, to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. In the event the notes have not been redeemed by the maturity date, they will be automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders have the contingent right to receive up to 240,000 additional warrants depending upon the length of time their notes are held. Related parties purchased $320,000 of the offering.

     In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments and from the pay down of notes receivable, and can sell certain other assets to generate cash if necessary.

     The Company believes that the cash generated from the private debt placement and the remaining portion of its credit lines, coupled with the cash generated from the sale of assets, will be adequate to enable the Company to continue operations until (i) the settlement funds have been received or (ii) the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.


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

     Beard recorded an additional $420,000 loss in 2000; $60,000 represented operating losses expected to be incurred by the discontinued ITF Segment prior to the anticipated disposal date of the remaining assets; $360,000 represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The discontinued ITF Segment had no revenues for the three months ended June 30, 2001 while recording revenues of $7,000 for the six-month period ended June 30, 2001. ITF's actual operating losses for the three and six-month periods ended June 30, 2001 were $6,000 and $37,000, respectively. Such losses were charged against the loss accrual recorded in the fourth quarter of 2000.

     In December 2001, Beard recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of the remaining assets. ITF recorded no revenues for the first half of 2002 and incurred $2,000 and $6,000 of losses for the three and six-months ending June 30, 2002 which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment.

     As of June 30, 2002, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores and other assets with a total recorded value of $406,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $11,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by December 31, 2002.

     BE/IM Segment

     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in September 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. Revenues for the smaller of the two plants were $43,000 and $120,000 for the three and six-month periods ended June 30, 2002, respectively. The net losses for the three and six-months ended June 30, 2002 were $30,000 and $67,000, respectively, and were not anticipated in the loss accruals recorded in 1999. The Company charged $5,000 and $7,000 for the three and six-month periods ended June 30, 2002, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants. Revenues for the three and six-month periods ending June 30, 2001 were $116,000. The actual operating results for the three and six-month periods ending June 30, 2001 were losses of $12,000 and $43,000, respectively, which were charged against the loss accrual recorded in 1999. In addition, the Company recorded losses of $1,000 and $26,000 for the three and six-month periods ended June 30, 2001, respectively, for the operations of the smaller of the two plants distributed to Beard from NABR. These losses were not anticipated in the loss accrual of 1999.

     As of June 30, 2002, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $68,000 and $7,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $4,000 and accrued expenses related to the shutdown of operations totaling $146,000. The smaller of the two plants was sold effective July 31, 2002, which will eliminate future operating losses after such date. The Company is actively pursuing opportunities to sell NABR's remaining assets and expects the disposition to be completed by December 31, 2002.

     WS Segment

     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. The Company received $21,000 and $65,000 of the holdback in June and November, respectively, of 2001. In May, 2002, the Company received $35,000, net of attorney's fees of $29,000, representing the remainder of the holdback. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for the first half of 2002 and $3,000 for the first half of 2001. Beard's share of operating losses from the discontinued segment was $25,000 and $36,000 for the three and six-months ended June 30, 2002, respectively. The loss for the first quarter of 2002 included gains on sales of equipment totaling $36,000. Beard's share of operating losses from the discontinued segment was $145,000 and $414,000, respectively, for the three and six-month periods ending June 30, 2001. For the first half of 2001, Beard's share of operating losses from the 50%-owned company was $312,000, including a $175,000 provision for the discontinuation of operations. The remaining $102,000 of losses incurred in the six months ended June 30, 2001 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of June 30, 2002, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $141,000 and cash and accounts receivable totaling of $18,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $58,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2002.

     ER Segment

     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2002 or in 2001. ISITOP's operating losses for the six months ended June 30, 2002 totaled less than $1,000 which was all incurred in the second quarter of the year. The operating losses totaled less than $1,000 and $17,000 for the three and six-month periods ending June 30, 2001, respectively. ISITOP had no significant assets or liabilities at June 30, 2002.


(4)  Redeemable Preferred Stock

     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2002 operations through June 30 were not sufficient to begin the sharing of the consolidated net income. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.


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


(6)  Income Taxes

     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, for the six months ended June 30, 2001. There was no provision for income taxes for the three and six-month periods ended June 30, 2002.

     At June 30, 2002, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                         Expiration
                                                            Date         Amount
                                                         ----------     --------

     Federal regular tax operating loss carryforwards    2004-2009      $ 52,300
     Tax depletion carryforward                          Indefinite     $  5,500


(7)  Commitments and Contingencies

     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     In connection with the sale of the fixed assets of the Mexican well testing operations the Company and its 50% partner have each, as to 50%, indemnified the purchaser from and against any claims, demands, actions, damages, cause of action, cost, liability, penalties and expense (including reasonable legal fees) that purchaser or its successors or assigns may suffer arising from the Mexican subsidiary's failure to file any applicable tax returns or pay any and all of its taxes which had accrued prior to the sale date. As of June 30, 2002, the accrued tax liabilities were estimated to be $3,000, with the Company liable for one-half of such amount.

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


(8)  Business Segment Information

     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first half of 2002 and 2001: Coal, Carbon Dioxide, China and e-Commerce.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the patented AirLance Compost Systems (trademark) composting technology. The e-Commerce Segment consists of a 71%-owned subsidiary which is (i) pursuing the development of a payment system to be used exclusively for Internet transactions and (ii) focusing on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

                                            Carbon
                                  Coal     Dioxide     China   e-Commerce    Totals
                                  ----     -------     -----   ----------    ------
     Three months ended
     ------------------
      June 30, 2002
      -------------
       Revenues from
         external  customers     $   11    $  109      $   -     $   -      $  120
       Segment profit (loss)       (139)       81       (243)      (40)       (341)

     Three months ended
     ------------------
      June 30, 2001
      -------------
       Revenues from
         external  customers     $   45    $  116      $   -     $   -       $  161
       Segment profit (loss)       (125)       87       (179)      (53)        (270)

     Six months ended
     ----------------
      June 30, 2002
      -------------
       Revenues from
         external  customers     $   12    $  195      $   -     $   -      $  207
       Segment profit (loss)       (277)      128       (390)      (76)       (615)
       Segment assets             1,582       467        429        62       2,540

     Six months ended
     ----------------
      June 30, 2001
      -------------
       Revenues from
         external  customers     $   97    $  242      $   -     $   -      $  339
       Segment profit (loss)       (243)      180       (355)     (104)       (522)
       Segment assets             1,642       436        156        61       2,295


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                         For the Three Months Ended    For the Six Months Ended
                                                         --------------------------    ------------------------
                                                           June 30,       June 30       June 30,       June 30,
                                                             2002          2001           2002           2001
                                                             ----          ----           ----           ----
      Total loss for reportable segments                   $ (341)        $ (270)        $ (615)       $ (522)
      Eliminate loss from China operations accounted
          for as an equity investment                         243            179            390           355
      Equity in loss from China operations accounted
          for as an equity investment                        (122)           (89)          (195)         (177)
      Net corporate costs not allocated to segments          (285)          (162)          (498)         (332)
                                                             ----           ----           ----          ----
           Total consolidated loss for continuing
              operations                                   $ (505)        $ (342)        $ (918)       $ (676)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2001 and results of operations for the quarter ended June 30, 2002, compared to the prior year second quarter and the six months ended June 30, 2002 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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


MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 2002 AS COMPARED WITH DECEMBER 31, 2001.

     The following table reflects changes in the Company's financial condition during the periods indicated:
                                    June 30,    December 31,     Increase
                                     2002           2001        (Decrease)
                                     ----           ----        ----------

     Cash and cash equivalents    $  73,000      $  55,000      $ 18,000

     Working capital              $(105,000)     $(350,000)     $245,000

     Current ratio                0.83 to 1      0.61 to 1

     During the first six months of 2002, the Company increased its working capital by $245,000 from $(350,000) as of December 31, 2001. The placement of the 10% Subordinated Debt infused over $900,000 in working capital in the second quarter of 2002. Net advances from related entities of the Chairman of the Board totaled $280,000. Proceeds from the sales of assets totaled $77,000 during the first half of 2002. The Company received payments on notes receivable totaling $73,000 during the six months ended June 30, 2002. $286,000 of working capital were used to help fund the operations of the Coal Segment. There were net advances of $403,000 to the Company's joint venture involved in the pursuit of environmental opportunities in China. $75,000 was used to fund the startup activities of the e-Commerce Segment. The Company made net payments of $175,000 on its line of credit with a bank. The remainder of the working capital was utilized to fund other operations.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has three major projects in various stages of development, all of which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in three different states and involve three different parties. Negotiations are in progress with the pond owner of one of the projects concerning the installation of a preparation plant to recover clean coal. The installation of this project requires the arrangement of necessary financing. Negotiations are in progress with a third party to form a joint venture or limited liability company (llc) that would provide the initial working capital and guarantee the necessary equipment financing on this project, and give the llc the right of first refusal to participate in future recovery projects that require financing. A second project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant. The initial phase of this project would require no financing. We have a high level of confidence that we will be able to start at least one of these two projects this year. Although the exact timing of the three projects is uncertain, they are all considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any or all of the projects will materialize.

     Development activity in the China Segment, meanwhile, has been plagued by delays. Although we had reached agreements and/or formed Cooperative Joint Ventures ("CJV's") with various Chinese partners which called for the construction of three compost manufacturing facilities in which the Company would own an interest and receive an operating fee, two of these (Baoding and Qihe City) are now on indefinite hold pending resolution of some of the financing terms. It appears that the third CJV, which calls for the construction of a plant in the City of Handan and which had been on indefinite hold, is now poised to move forward. Terms of a financing arrangement have now been verbally agreed to with third parties in the U.S., and definitive agreements are in the process of being prepared. In the event these projects materialize they would result in contracts in which the segment would receive front-end fees, but might or might not have an equity interest. The segment is continuing to pursue a number of other projects, several of which are believed to have a high probability of occurrence. It now appears that only Handan may materialize in 2002, with the other projects falling into 2003 and beyond.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On May 6, 2002, the federal judge issued the Final Judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the class action lawsuit. In companion rulings on the same date the Judge also approved the allocation of settlement funds among the class members in the lawsuit. Distribution of the proceeds will be delayed until all appeal periods have run. The Company anticipates its share of the proceeds will be in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. In late May, 2002, objectors entitled to receive approximately $107,000 of the total settlement filed an appeal to the final approval of the settlement. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or possibly early 2004 or that objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

     In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments and from the pay down of notes receivable, and can sell certain other assets to generate cash if necessary.

     The Company believes that the cash generated from the private debt placement, coupled with remaining credit lines and the cash generated from the sale of assets, will be adequate to enable the Company to continue operations until (i) the settlement funds have been received or (ii) the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

     Through the period ending December 31, 2002, the Company's liquidity will be reduced to the extent it is required to redeem any of the Beard preferred stock pursuant to the mandatory redemption provisions. See Note 4 to the accompanying financial statements.


MATERIAL CHANGES IN RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2002 AS COMPARED WITH THE QUARTER ENDED JUNE 30, 2001.

     The net loss for the second quarter of 2002 was $560,000 compared to $489,000 for the 2001 second quarter. Continuing operations posted a net loss of $505,000 compared to a loss from continuing operations of $342,000 for the same period in 2001. In addition, the Company had losses from discontinued operations of $55,000 for the second quarter of 2002 compared to a loss of $147,000 for the comparable quarter of 2001.

     The operating loss in the Coal Segment increased by $15,000. The operating profit in the CO2 Segment decreased $5,000. The e-Commerce Segment incurred operating losses of $39,000 for the second quarter of 2002 compared to $52,000 in the second quarter of 2001. The operating loss in Other activities for the second quarter of 2002 increased $11,000 compared to the same period in 2001. As a result, the operating loss for the current quarter increased $18,000 to $353,000 versus $335,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                               2002           2001
                                               ----           ----
     Operating profit (loss):
        Coal reclamation                   $(139,000)     $(124,000)
        Carbon dioxide                        81,000         86,000
        China                                      -              -
        e-Commerce                           (39,000)       (52,000)
                                             -------        -------
                 Subtotal                    (97,000)       (90,000)
        Other                               (256,000)      (245,000)
                                            --------       --------
                                           $(353,000)     $(335,000)
                                           =========      =========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment's revenues decreased $34,000 to $11,000 for the second quarter of 2002 compared to $45,000 for the same period in 2001 as a result of performing fewer small consulting and coring jobs in the year 2002. Operating costs decreased $17,000 to $114,000 for the second quarter of 2002 compared to $131,000 for the same period in 2001. The decrease was primarily attributable to significantly lower labor costs related to the drilling work performed in 2002 versus 2001 as a result of a reduction in staffing and the reduction in the number of jobs. SG&A costs decreased $3,000 for the second quarter of 2002 compared to the same period in 2001. As a result, the operating loss for the second quarter of 2002 increased $15,000 to $139,000 compared to $124,000 in the second quarter of 2001.

Carbon dioxide

     Second quarter 2002 operations reflected an operating profit of $81,000 compared to $86,000 for the 2001 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $7,000 to $109,000 for the second quarter of 2002 compared to $116,000 for the same period in 2001. The decrease in revenue for the current quarter was primarily due to lower pricing, with the Company receiving an average of $0.30 per mcf sold in the 2002 quarter versus $0.41 per mcf in the year earlier quarter. Paid volumes were actually up 82,000 mcf in the current quarter versus a year ago due to underproduction in the prior year quarter.

China

     Effective January 1, 2001, the operations of this segment are being conducted through an affiliate. The results of operations for the second quarter of 2002 and 2001 were losses of $122,000 and $89,000, respectively, and are included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the second quarter of 2002 or 2001.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $39,000 for the second quarter of 2002 versus an operating loss of $52,000 in the prior year quarter. The segment has cut back its pursuit of strategic alliances pending the issuance of pending patent claims. The segment had no revenues in either the second quarter of 2002 or 2001 while pursuing the development of its technology.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $256,000 for the second quarter of 2002 as compared to $245,000 for the same period of 2001. This increase in operating losses was due primarily to increased amortization expense associated with the capitalized cost of issuing the 10% subordinated debt.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased to $307,000 from $326,000 in the 2001 second quarter. The primary reason for this was a $12,000 decrease in SG&A expenses incurred by the e-Commerce Segment as it shifted focus from the development of its technology to concentrate on developing licensing arrangements and other fee based arrangements with companies implementing technology in conflict with starpay's intellectual property. Other operations incurred $4,000 less in SG&A as the Company continued its efforts to reduce costs.

Depreciation, depletion and amortization expenses

     DD&A expense increased $15,000 from $21,000 in the second quarter of 2001 to $36,000 in the same period of 2002. The increase was due primarily to increased amortization expense associated with the capitalized costs of issuing the 10% subordinated debt.

Other income and expenses

     The other income and expenses for the second quarter of 2002 netted to a loss of $152,000 compared to a loss of $7,000 for the same period in 2001. Interest income was down $3,000 for the second quarter of 2003 compared to the same period in 2001. Interest expense was $47,000 higher as a result of the increase in debt, primarily to related parties and the issuance of the subordinated debt. The Company realized a gain on sale of assets for the three months ended June 30, 2002 of $1,000 versus $51,000 in the prior year second quarter.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $89,000 for the second quarter of 2002 compared to a loss of $49,000 for the same period in 2001. The Company's equity in the earnings of Cibola decreased $7,000 from $40,000 for the second quarter of 2001 to $33,000 for the same period in 2002 reflecting Cibola's decline in operating results. Through a wholly-owned subsidiary, the Company is pursuing contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the subsidiary devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The Company's share of the losses from these operations were $122,000 and $89,000 for the three months ended June 30, 2002 and 2001, respectively.

Income taxes

     The Company made no provision for income taxes in the second quarter of 2002 or 2001. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

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

     Beard recorded an additional $420,000 loss in 2000; $60,000 represented operating losses expected to be incurred by the discontinued ITF Segment prior to the anticipated disposal date of the remaining assets; $360,000 represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The discontinued ITF Segment had no revenues for the three months ended June 30, 2001. ITF's actual operating loss for the three months June 30, 2001 was $6,000 which was charged against the loss accrual recorded in the fourth quarter of 2000.

     In December 2001, Beard recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of the remaining assets. ITF recorded no revenues for the second quarter of 2002 and incurred $2,000 in losses for the three months ended June 30, 2002 which were charged against the loss accrual recorded in 2001. Included in this loss was a $2,000 gain on the sale of equipment.

     As of June 30, 2002, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $406,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $11,000. Beard is actively seeking opportunities to sell the remaining C-stores and expects them to be sold by December 31, 2002.

     BE/IM Segment

     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in September 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR's revenues for the smaller of the two plants were $43,000 and $116,000 for the three months ended June 30, 2002 and 2001, respectively. NABR's operating losses for the three months ended June 30, 2002 were $30,000 and were not anticipated in the loss accruals recorded in 1999. NABR charged $5,000 for the three months ended June 30, 2002, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants. NABR's actual operating losses for the three months ended June 30, 2001, were $12,000 which were charged against the loss accrual recorded in 1999. In addition, NABR recorded a loss of $1,000 for the three month period ending June 30, 2001 for the operation of the smaller of the two plants distributed to Beard from NABR. This loss was not anticipated in the loss accrual of 1999.

     As of June 30, 2002, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $68,000 and $7,000 respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $4,000 and accrued expenses related to the shutdown of operations totaling $146,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2002.

     WS Segment

     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. The Company received $21,000 and $65,000 of the holdback in June and November, respectively, of 2001. In May 2002 the Company received $35,000, net of attorney's fees of $29,000, representing the remainder of the holdback. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for the second quarter of 2002 and $3,000 of revenues for the first quarter of 2001. Beard's share of operating losses from the discontinued segment were $25,000 and $145,000 for the three months ended June 30, 2002 and 2001 respectively. For the second quarter of 2001, Beard's share of operating losses from the 50%-owned company were $75,000, comprised of a provision for estimated losses from the discontinuation of operations. The remaining $72,000 of losses incurred in the three months ended June 30, 2001 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of June 30, 2002, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $141,000 and cash and accounts receivable totaling of $18,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $58,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2002.

     ER Segment

     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary whose operations had previously comprised the Company's environmental remediation ("ER") Segment. In May 2001 ISITOP was notified that the segment's exclusive U.S. marketing license for the chemical used for PAH remediation had been cancelled, and the segment was discontinued. ISITOP generated no revenues in 2002 or in 2001. ISITOP's operating losses for the three months ended June 30, 2002 and 2001, totaled less than $1,000 for either quarter. ISITOP had no significant assets or liabilities at June 30, 2002.


MATERIAL CHANGES IN RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001.

     The net loss for the six months ended June 30, 2002 was $1,021,000, compared to a net loss of $1,073,000 for the first six months of the prior year. Continuing operations posted a net loss of $918,000 compared to a net loss of $616,000 after tax credits of $60,000 for the same period in 2001. In addition, the Company had losses from discontinued operations of $103,000 and $457,000 for the first half of 2002 and 2001, respectively.

     Operating results of the Company's primary operating segments are reflected below:

                                              2002               2001
                                              ----               ----
     Operating profit (loss):
       Coal reclamation                   $(286,000)         $(242,000)
       Carbon dioxide                       128,000            180,000
       China                                      -                  -
       e-Commerce                           (75,000)          (103,000)
                                            -------           --------
                 Subtotal                  (233,000)          (165,000)
       Other                               (471,000)          (466,000)
                                           --------           --------
                 Total                    $(704,000)         $(631,000)
                                          =========          =========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues decreased to $12,000 for the first six months of 2002 compared to $97,000 for the same period in 2001 as the result of obtaining fewer small consulting and coring jobs in the year 2002. Operating costs decreased $27,000 to $233,000 for the first six months of 2002 compared to $260,000 for the same period in 2001. SG&A costs also decreased, dropping to $55,000 for the first six months of 2002 compared to $69,000 for the same period in 2001. As a result, the operating loss for the first six months of 2002 increased $44,000 to $286,000 for the first six months of 2002 compared to $242,000 in the first six months of 2001.

Carbon dioxide

     Operations for the first six months of 2002 resulted in an operating profit of $128,000 compared to a $180,000 operating profit for the 2001 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $47,000 or 19% to $195,000 for the first six months of 2002 compared to $242,000 for the same period in 2001. The Company recorded $5,000 more in operating costs associated with the properties in the first half of 2002 compared to the same period in 2001. Production volumes for the McElmo Dome field increased for the first six months of 2002 compared to the same period in 2001. The decrease in revenue for the current six months was entirely due to lower pricing, with the Company receiving an average of $0.26 per mcf sold in the first six months of 2002 versus $0.42 per mcf in the year earlier period. Paid volumes were actually up 174,000 mcf in the current six months versus a year ago due to underproduction in the prior year.

China

     Effective January 1, 2001, the operations of this segment are being conducted through an affiliate. The results of operations for the first six months of 2002 and 2001 were losses of $195,000 and $177,000, respectively, and are included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the first half of 2002 or 2001.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $75,000 for the first half of 2002 versus an operating loss of $103,000 in the prior year period. The segment has cut back its pursuit of strategic alliances pending the issuance of pending patent claims. The segment had no revenues in either the first half of 2002 or 2001 while pursuing the development of its technology.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $471,000 for the first half of 2002 as compared to $466,000 in the same period of 2001. Reductions of $6,000 in benefit administration costs and reductions in professional fees of $24,000 were more than offset by increases in DD&A and other types of SG&A costs, including higher insurance costs.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 2002 decreased to $560,000 from $616,000 for the 2001 six months. The Coal Segment had a decrease in SG&A expenses of $14,000 due primarily to reductions in staff and associated expenses. The e-Commerce Segment incurred $28,000 less in SG&A costs as the segment scaled back its pursuit of strategic alliances. Other operations incurred approximately $11,000 less in SG&A for the six months of 2002 compared to the same period in 2001 primarily as a result of the decreased legal costs and by the reduction in other expenses discussed above.

Depreciation, depletion and amortization expenses

     DD&A expense increased $15,000 from $44,000 for the six months ended June 30, 2001 to $59,000 for the same period in 2002. The increase was due primarily to increased amortization expense associated with the capitalized costs of issuing the 10% subordinated debt.

Other income and expense

     The other income and expenses for the first six months of 2002 netted to a loss of $214,000 compared to a loss of $45,000 for the same period in 2001. Interest income was down $17,000 for the first half of 2002 compared to the same period in 2001. Interest expense was up $75,000 as a result of the increase in debt, primarily to related parties and as a result of the issuance of the 10% subordinated debt. The Company realized gains on sale of assets for the first six months of 2001 totaling $68,000 versus $10,000 in the current year period.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $120,000 for the first six months of 2002 compared to a loss of $106,000 for the same period in 2001. The Company's equity in the earnings of Cibola increased $3,000 from $71,000 for the first six months of 2001 to $74,000 for the same period in 2002. Through a wholly-owned subsidiary, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of four facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the subsidiary devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The Company's share of the losses from these operations was $195,000 for the first half of 2002 compared to $177,000 for the first six months of 2001.

Income taxes

     The Company recorded no provision for taxes in the first half of 2002 compared to refunds of $41,000 and $19,000 for federal and state income taxes, respectively, in the first half of 2001. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     ITF Segment

     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended June 30, 2002 as compared with the Quarter ended June 30, 2001" under the "Discontinued Operations - ITF Segment" heading.

     ITF's revenues and actual operating losses were none and $6,000, respectively, for the six months ended June 30, 2002. The actual losses for the six months ended June 30, 2002 were charged against the loss accrual recorded in the fourth quarter of 2001.

     ITF's revenues and actual operating losses were $7,000 and $37,000, respectively, for the six months ended June 30, 2001. The actual losses for the six months ended June 30, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

     BE/IM Segment

     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended June 30, 2002 as compared with the Quarter ended June 30, 2001" under the "Discontinued Operations - BE/IM Segment" heading.

     The revenues and actual loss for the six months ended June 30, 2002 were $120,000 and $67,000, respectively. These losses were not anticipated in the loss accrual recorded in 1999. The Company charged $7,000 in losses against the accrual for anticipated expenses related to the shutdown of the larger of its two plants. NABR's actual operating losses for the six months ended June 30, 2001, were $43,000 which were charged against the loss accrual recorded in 1999. In addition, Beard recorded a loss of $26,000 for the six months ended June 30, 2001 for net operating expenses of the smaller of the two plants distributed to the Company in 2000. This loss was not anticipated in the loss accrual of 1999.

     WS Segment

     Complete details concerning the discontinuance of the Company's natural gas well testing operations in Mexico are contained in "Material changes in results of operations - Quarter ended June 30, 2002 as compared with the Quarter ended June 30, 2001" under the "Discontinued Operations - WS Segment" heading.

     The Segment recorded no revenues for the first six months of 2002 and $3,000 of revenues for the first half of 2001. Beard recorded operating losses of $36,000 and $414,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

     ER Segment

     Complete details concerning the discontinuance of the Company's environmental remediation ("ER") Segment are contained in "Material changes in results of operations - Quarter ended June 30, 2002 as compared with the Quarter ended June 30, 2001" under the "Discontinued Operations - ER Segment." heading.

     ISITOP had no revenues for either of the six-month periods ended June 30, 2002 or 2001, respectively. The segment's operating losses were less than $1,000 and $17,000 for the six-month periods ended June 30, 2002 and 2001, respectively.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2002, the Company had notes receivable of $243,000 and long-term debt of $4,083,000. The notes receivable and $3,958,000 of the long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. At June 30, 2002, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by less than $53,000. The remaining $125,000 of debt bears interest at a variable rate which is one-half percent above Chase Manhattan prime rate. The Company's interest expense would be increased by less than $1,000 as a result of a 10% increase in interest rates on this variable rate debt.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Commencing on May 17, 2002,  proxies were  solicited on behalf of the Board
of  Directors  of  the  Company  in  connection   with  the  Annual  Meeting  of
Stockholders.

     (a) The annual meeting was held on June 20, 2002.

     (b) The business of the meeting included the election of W. M. Beard to serve as director for a three-year term or until his successor has been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

            Allan R. Hallock         (2003)          Ford C. Price     (2003)
            Harlon E. Martin, Jr.    (2004)          Herb Mee, Jr.     (2004)

     To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

     The table below sets forth the voting for election of directors:

                            Votes     Votes     Votes                  Broker
       Name of Nominee       For     Against   Withheld  Abstentions  Non-Votes
       ---------------       ---     -------   --------  -----------  ---------

       W. M. Beard       1,785,899      -0-       2,029        -0-     154,054

     (c) At the meeting the stockholders also voted to approve the appointment of Cole & Reed, P.C. as independent certified public accountants for fiscal year 2002. The table below sets forth the voting for such proposal:

            Votes              Votes                              Broker
             For              Against         Abstentions       Non-Votes
             ---              -------         -----------       ---------

          1,786,324            1,343              261            154,054


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

10        Material contracts:

10(a) Extension Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated April 15, 2002.

10(b)     Extension Promissory Note from Registrant to BOK dated May 15, 2002.

10(c)     Form of 10% Subordinated Note due September 30, 2003.

10(d)     Form of Warrant.


                       THE BEARD COMPANY AND SUBSIDIARIES

     The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

     (b) A report on Form 8-K was filed by the Company on June 3, 2002. The matter reported was the completion of the sale of $1,200,000 of 10% subordinated notes to accredited investors in a private placement. An investment banking firm received 45,000 warrants as part of its sales compensation. In addition, the purchasers of the notes have the contingent right to receive up to 240,000 warrants depending upon the length of time their notes are held.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        (Registrant)   THE BEARD COMPANY


     (Date)   August 14, 2002           HERB MEE, JR.
                                        Herb Mee, Jr., President and
                                          Chief Financial Officer

     (Date)   August 14, 2002           JACK A. MARTINE
                                        Jack A. Martine, Controller and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

2(a)   Agreement  and Plan of  Reorganization   incorporated herein by reference
       by and  among  Registrant,  Beard  Oil
       Company  ("Beard  Oil") and New Beard,
       Inc.,  dated as of July 12,  1993 (see
       Addendum   A  to  Part  I).

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

10(a)  Extension    Promissory    Note   from   filed herewith electronically
       Registrant  to Bank of Oklahoma,  N.A.
       ("BOK") dated April 15, 2002.

10(b)  Extension    Promissory    Note   from   filed herewith electronically
       Registrant to BOK dated May 15, 2002.

10(c)  Form   of  10%  Subordinated  Note due   filed herewith electronically
       September 30, 2003.

10(d)  Form of Warrant.                         filed herewith electronically