Form 10-Q
period 2002-09-30
BEARD CO /OK
filed 2002-11-14
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2002
                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2002.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
Item 1.   Financial Statements..............................................

    Balance Sheets - September 30, 2002 (Unaudited) and
       December 31, 2001....................................................

    Statements of Operations - Three Months and Nine Months
       ended September 30, 2002 and 2001 (Unaudited)........................

    Statements of Shareholders' Equity - Year ended December 31, 2001 and Nine Months ended September 30, 2002 (Unaudited).................

    Statements of Cash Flows - Nine Months ended
       September 30, 2002 and 2001 (Unaudited)..............................

    Notes to Financial Statements (Unaudited)...............................

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.............................................

Item 6.   Exhibits and Reports on Form 8-K..................................

Signatures..................................................................

Certifications for Form 10-Q ...............................................

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                THE BEARD COMPANY AND SUBSIDIARIES
                                          Balance Sheets

                                                                   September 30,   December 31,
                            Assets                                       2002           2001
                            ------                                 -------------   ------------
Current assets:
       Cash and cash equivalents                                   $     22,000    $     55,000
       Accounts receivable, less allowance for doubtful
          receivables of $107,000 in 2002 and 2001                      146,000         175,000
       Inventory                                                          6,000          76,000
       Prepaid expenses and other assets                                 17,000          56,000
       Current portion of notes receivable                              154,000         180,000
                                                                   ------------    ------------
                  Total current assets                                  345,000         542,000
                                                                   ------------    ------------

Notes receivable                                                         54,000         108,000

Investments and other assets                                            911,000         652,000

Property, plant and equipment, at cost                                4,456,000       4,894,000
       Less accumulated depreciation, depletion and amortization      1,905,000       2,184,000
                                                                   ------------    ------------
                  Net property, plant and equipment                   2,551,000       2,710,000
                                                                   ------------    ------------
Intangible assets and other assets, at cost                             159,000          48,000
       Less accumulated amortization                                     33,000           2,000
                                                                   ------------    ------------
                  Net intangible assets                                 126,000          46,000
                                                                   ------------    ------------
                                                                   $  3,987,000    $  4,058,000
                                                                   ============    ============

                   Liabilities and Shareholders' Equity (Deficiency)
                   -------------------------------------------------

Current liabilities:
       Trade accounts payable                                      $    230,000    $    156,000
       Accrued expenses                                                 267,000         429,000
       Short term debt                                                  300,000         300,000
       Current maturities of long-term debt                               8,000           7,000
                                                                   ------------    ------------
                  Total current liabilities                             805,000         892,000
                                                                   ------------    ------------
Long-term debt less current maturities                                  848,000          19,000

Long-term debt - related entities                                     3,161,000       2,494,000

Other long-term liabilities                                             108,000         108,000

Redeemable preferred stock of $100 stated value;
       5,000,000 shares authorized; 27,838 shares issued
       outstanding in 2002 and 2001 (note 4)                            889,000         889,000

Common shareholders' equity (deficiency):
       Common stock of $.001333 par value per share; 7,500,000
          shares authorized; 2,123,898 shares issued
          and outstanding in 2002 and 2001                                3,000           3,000
       Capital in excess of par value                                38,151,000      38,081,000
       Accumulated deficit                                          (38,117,000)    (36,568,000)
       Accumulated other comprehensive loss                             (15,000)        (14,000)
       Treasury stock, 295,053 shares, at cost, in 2002 and 2001     (1,846,000)     (1,846,000)
                                                                   ------------    ------------
                  Total common shareholders' equity (deficiency)     (1,824,000)       (344,000)
                                                                   ------------    ------------
Commitments and contingencies (note 7)
                                                                   $  3,987,000    $  4,058,000
                                                                   ============    ============

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Operations
                                                     (Unaudited)
                                                           For Three Months Ended         For Nine Months Ended
                                                        -----------------------------  ----------------------------
                                                        September 30,   September 30,  September 30,  September 30,
                                                             2002           2001           2002           2001
                                                         -----------    -----------    -----------    -----------
Revenues:
     Coal reclamation                                    $         -    $    23,000    $    12,000    $   120,000
     Carbon dioxide                                          129,000        100,000        324,000        342,000
     China                                                         -              -              -              -
     e-Commerce                                                    -              -              -              -
     Other                                                     2,000          6,000         12,000         18,000
                                                         -----------    -----------    -----------    -----------
                                                             131,000        129,000        348,000        480,000
                                                         -----------    -----------    -----------    -----------
Expenses:
     Coal reclamation                                        105,000        135,000        338,000        395,000
     Carbon dioxide                                           35,000         28,000         85,000         73,000
     China                                                         -              -              -              -
     e-Commerce                                                    -              -              -              -
     Selling, general and administrative                     270,000        288,000        830,000        904,000
     Depreciation, depletion & amortization                   41,000         24,000        100,000         68,000
     Other                                                     7,000          3,000         26,000         20,000
                                                         -----------    -----------    -----------    -----------
                                                             458,000        478,000      1,379,000      1,460,000
                                                         -----------    -----------    -----------    -----------
Operating profit (loss):
     Coal reclamation                                       (139,000)      (143,000)      (425,000)      (385,000)
     Carbon dioxide                                           85,000         64,000        213,000        244,000
     China                                                         -              -              -              -
     e-Commerce                                              (48,000)       (34,000)      (123,000)      (137,000)
     Other, primarily corporate                             (225,000)      (236,000)      (696,000)      (702,000)
                                                         -----------    -----------    -----------    -----------
                                                            (327,000)      (349,000)    (1,031,000)      (980,000)
Other income (expense):
     Interest income                                          36,000         54,000         95,000        130,000
     Interest expense                                       (114,000)       (56,000)      (276,000)      (144,000)
     Equity in operations of unconsolidated affiliates       (45,000)       (50,000)      (165,000)      (156,000)
     Gain on sale of assets                                        -         11,000         10,000         79,000
     Other                                                         -         (1,000)        (1,000)         5,000
                                                         -----------    -----------    -----------    -----------
Loss from continuing operations before income taxes         (450,000)      (391,000)    (1,368,000)    (1,066,000)
Income taxes (note 6)                                              -              -              -         60,000
                                                         -----------    -----------    -----------    -----------
Loss from continuing operations                             (450,000)      (391,000)    (1,368,000)    (1,006,000)

     Loss from discontinued operations                       (78,000)       (58,000)      (181,000)      (516,000)
                                                         -----------    -----------    -----------    -----------
Net loss                                                 $  (528,000)   $  (449,000)   $(1,549,000)   $(1,522,000)
                                                         ===========    ===========    ===========    ===========
Net loss per average common share outstanding:
     Basic and diluted:
        Loss from continuing operations                  $     (0.25)   $     (0.21)   $     (0.75)   $     (0.55)
        Loss from discontinued operations                      (0.04)         (0.03)         (0.10)         (0.28)
                                                         -----------    -----------    -----------    -----------
        Net loss                                         $     (0.29)   $     (0.24)   $     (0.85)   $     (0.83)
                                                         ===========    ===========    ===========    ===========
Weighted average common shares outstanding -
     basic and diluted                                     1,829,000      1,829,000      1,829,000      1,829,000
                                                         ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                           Total
                                                                                        Accumulated                       Common
                                                         Capital in                       Other                        Shareholders'
                                              Common     Excess of      Accumulated    Comprehensive     Treasury         Equity
                                               Stock     Par Value        Deficit         Income          Stock        (Deficiency)
                                            ----------- -------------  --------------  --------------  -------------  -------------
Balance, December 31, 2000                  $    3,000  $ 37,986,000   $( 34,247,000)  $(    13,000)   $( 1,846,000)  $  1,883,000

       Net loss                                      -             -      (2,321,000)             -               -     (2,321,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                  -             -               -         (1,000)              -         (1,000)

                                                                                                                      -------------
       Comprehensive loss                            -             -               -              -               -     (2,322,000)
                                                                                                                      -------------

       Reservation of shares pursuant to
         deferred compensation plan                  -        95,000               -              -               -         95,000

                                            ----------- -------------  --------------  --------------  -------------  -------------

Balance, December 31, 2001                       3,000    38,081,000     (36,568,000)        (14,000)   ( 1,846,000)      (344,000)

       Net loss, nine months ended September
         30, 2002 (unaudited)                        -             -      (1,549,000)              -              -     (1,549,000)
       Comprehensive income:
         Foreign currency translation
         adjustment (unaudited)                      -             -               -          (1,000)             -         (1,000)

                                                                                                                      -------------
       Comprehensive loss (unaudited)                -             -               -               -              -     (1,550,000)
                                                                                                                      -------------

       Issuance of stock warrants                    -         5,000               -               -              -          5,000

       Reservation of shares pursuant to
         deferred compensation plan
         (unaudited)                                 -        65,000               -               -              -         65,000

                                            ----------- -------------  --------------  --------------  -------------  -------------
Balance, September 30, 2002 (unaudited)     $    3,000  $ 38,151,000   $( 38,117,000)  $(     15,000)  $( 1,846,000)  $( 1,824,000)
                                            =========== =============  ==============  ==============  =============  =============

See accompanying notes to financial statements.

                                 THE BEARD COMPANY AND SUBSIDIARIES
                                      Statements of Cash Flows
                                             (Unaudited)
                                                                  For the Nine Months Ended
                                                                  -------------------------
                                                              September 30, 2002 September 30, 2001
                                                              ------------------ ------------------
Operating activities:
     Cash received from customers                                 $   561,000    $   646,000
     Cash paid to suppliers and employees                          (1,488,000)    (1,841,000)
     Interest received                                                 30,000        107,000
     Interest paid                                                   (201,000)       (98,000)
     Tax refunds                                                            -         60,000
                                                                  -----------    -----------
          Net cash used in operating activities                    (1,098,000)    (1,126,000)
                                                                  -----------    -----------

Investing activities:
     Acquisition of property, plant and equipment                     (17,000)       (71,000)
     Acquisition of intangibles                                        (2,000)             -
     Proceeds from sale of assets                                     129,000        162,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                          (10,000)      (418,000)
     Investment in and advances to fifty percent-owned
        investment in China                                          (539,000)      (335,000)
     Advances for notes receivable                                     (7,000)      (372,000)
     Payments on notes receivable                                     109,000        979,000
     Other                                                            109,000          6,000
                                                                  -----------    -----------
          Net cash used in investing activities                      (228,000)       (49,000)
                                                                  -----------    -----------

Financing activities:
     Proceeds from term notes                                       1,858,000      1,563,000
     Payments on line of credit and term notes                       (456,000)      (387,000)
     Capitalized costs associated with issuance of subordinated debt (109,000)             -
                                                                  -----------    -----------
          Net cash provided by investing activities                 1,293,000      1,176,000
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (33,000)         1,000

Cash and cash equivalents at beginning of period                       55,000         31,000
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $    22,000    $    32,000
                                                                  ===========    ===========

Continued

                                 THE BEARD COMPANY AND SUBSIDIARIES
                                      Statements of Cash Flows
                                             (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                                  For the Nine Months Ended
                                                                  -------------------------
                                                              September 30, 2002 September 30, 2001
                                                              ------------------ ------------------
Net loss                                                          $(1,549,000)   $(1,522,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation, depletion and amortization                         100,000        107,000
     Gain on sale of assets                                           (97,000)       (96,000)
     Equity in net loss of unconsolidated affiliates                  175,000        468,000
     Impairment of fixed assets                                        77,000              -
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                         (9,000)       (44,000)
     Noncash compensation expense                                       5,000              -
                                                                  -----------    -----------
       Net cash used in operations before
          changes in current assets and liabilities                (1,298,000)    (1,087,000)
     Decrease in accounts receivable, prepaid expenses and
        other current assets                                          103,000         47,000
     Decrease in inventories                                           70,000         51,000
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                 27,000       (137,000)
                                                                  -----------    -----------
     Net cash used in operating activities                        $(1,098,000)   $(1,126,000)
                                                                  ===========    ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                           September 30, 2002 and 2001
                                   (Unaudited)



(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2001 annual report on Form 10-K.

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

     The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is continuing to pursue environmental opportunities in China through a 50%-owned subsidiary ("ABT-Beard") which focuses on the installation and construction of composting facilities. The e-Commerce Segment consists of a 71%-owned subsidiary which is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions. Its current focus is to develop licensing arrangements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

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

     Investments
     -----------
     The Company owns a 50% interest in ABT-Beard, L.L.C., a company involved in pursuing environmental opportunities in China. ABT-Beard had no revenues for either the first nine months of 2002 or 2001. ABT-Beard incurred losses of $191,000 and $170,000 for the third quarter of 2002 and 2001, respectively. ABT-Beard incurred losses of $581,000 and $525,000 for the first nine months of 2002 and 2001, respectively.

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


(2)  Liquidity and Ability to Fund Operations
     ----------------------------------------
     As a result of continuing operating losses during the past nine months, the Company's cash and cash equivalents decreased slightly from $55,000 at December 31, 2001 to $22,000 at September 30, 2002. To mitigate potential liquidity problems, the Company obtained financing of $1.8 million in 2000, including $1.5 million from an affiliate of the Company's chairman. This credit line was increased to a total of $2,250,000 in September of 2001, to $2,625,000 in February of 2002 and to $3,000,000 in October of 2002. The line is secured by a pledge of approximately 89% of the Company's working and overriding royalty interests in the McElmo Dome Unit. Despite these actions and the private placement of $1,200,000 of 10% subordinated notes discussed below, working capital deteriorated $110,000 during the first nine months of 2002.

     The Company is focusing on replacing its Coal Segment's revenues and currently has two major projects in various stages of development, both of which are ultimately expected to mature into operating projects. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in two different states and involve two different parties. Negotiations are in progress with the pond owner of one of the projects concerning the installation of a preparation plant to recover clean coal. The installation of this project requires the arrangement of necessary financing. Negotiations are in progress with a third party to form a joint venture or limited liability company (the "LLC") that would provide the initial working capital and guarantee the necessary equipment financing on this project, and give the LLC the right of first refusal to participate in future recovery projects that require financing. The second project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant. The initial phase of this project would require no financing. We now expect to start the first of these two projects in the first quarter of 2003. Although the exact timing of both projects is uncertain, they are both considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that either or both of the projects will materialize.

     Development activity in the China Segment, meanwhile, has been hampered by delays. Although ABT-Beard had reached agreements and/or formed Cooperative Joint Ventures ("CJV's") with various Chinese participants which contemplated the construction of three compost manufacturing facilities in which ABT-Beard would own an interest and receive an operating fee, two of these projects (i.e., Baoding and Qihe City) are now on indefinite hold pending resolution of some of the financing terms applicable to those projects, and the third project, which contemplates the construction of a plant in the City of Handan and which had been on indefinite hold, has been reactivated but is still on hold pending finalization of the Handan CJV, working out certain required additional documents and obtaining required approvals. In addition, Beard and the other owner of ABT-Beard have been involved in ongoing discussions concerning certain misunderstandings between the two owners, and certain changes in the management and operational structure of ABT-Beard. Until those discussions have been concluded, the additional Handan CJV documentation agreed upon, and the requisite approvals obtained, the construction of the Handan project compost facility will not begin.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On May 6, 2002, the federal judge issued the Final Judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the class action lawsuit. In companion rulings on the same date the Judge also approved the allocation of settlement funds among the class members in the lawsuit. In late May, 2002, objectors entitled to receive approximately $107,000 of the total settlement filed an appeal to the final approval of the settlement. Such parties will argue their appeal before the Tenth Circuit Court of Appeals on November 20, 2002, with a decision expected to be made by the Court in January or February 2003. Distribution of the proceeds will be delayed until all appeal periods have run. The Company anticipates its share of the proceeds will be in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or possibly early 2004 or that the objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

     To further bolster working capital, the Company was successful in the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003, to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. In the event the notes have not been redeemed by the maturity date, they will be automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders have the contingent right to receive up to 240,000 additional warrants depending upon the length of time their notes are held. As of November 11, 2002, a total of 21,500 of such warrants had been issued to the note holders. Related parties purchased $320,000 of the offering, and had received a total of 10,000 warrants as of such date.

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

(3)  Discontinued Operations
     -----------------------
     ITF Segment
     -----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. ITF disposed of a majority of its assets in 1999, retaining two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

     Beard recorded an additional $420,000 loss in 2000; $60,000 represented operating losses expected to be incurred by the discontinued ITF Segment prior to the anticipated disposal date of the remaining assets; $360,000 represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The discontinued ITF Segment had no revenues for the three months ended September 30, 2001 while recording revenues of $7,000 for the nine-month period ended September 30, 2001. ITF's actual operating losses for the three and nine-month periods ended September 30, 2001 were $7,000 and $44,000, respectively. Such losses were charged against the loss accrual recorded in the fourth quarter of 2000.

     In December 2001, Beard recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of the remaining assets. ITF recorded no revenues for the first nine months of 2002 and incurred $3,000 and $9,000 of losses for the three and nine-month periods ending September 30, 2002, respectively, which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment.

     As of September 30, 2002, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores and other assets with a total recorded value of $406,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $8,000. On November 4, 2002, the segment sold the remaining C-stores at public auction, for which it anticipates receiving net proceeds of approximately $303,000 cash by December 4, 2002. The segment recorded an additional impairment of $77,000 in the carrying values of such facilities, and anticipates no further impairment will be required.

     BE/IM Segment
     -------------
     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in September 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR had no revenues for the smaller of the two plants for the three and nine-month periods ended September 30, 2002, respectively. The net losses for the three and nine-months ended September 30, 2002 were $17,000 and $84,000, respectively, and were not anticipated in the loss accruals recorded in 1999. The Company charged $10,000 and $17,000 for the three and nine-month periods ended September 30, 2002, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants. Revenues for the three and nine-month periods ending September 30, 2001 were none and $116,000, respectively. The actual operating results for the three and nine-month periods ending September 30, 2001 were losses of $2,000 and $45,000, respectively, which were charged against the loss accrual recorded in 1999. In addition, the Company recorded losses of $22,000 and $48,000 for the three and nine-month periods ended September 30, 2001, respectively, for the operations of the smaller of the two plants distributed to Beard from NABR. These losses were not anticipated in the loss accrual of 1999.

     As of September 30, 2002, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $35,000 and $6,000, respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $4,000 and accrued expenses related to the shutdown of operations totaling $79,000. The smaller of the two plants was sold effective July 31, 2002, which will eliminate future operating losses after such date. The Company is actively pursuing opportunities to sell NABR's remaining assets and expects the disposition to be completed by June 30, 2003.

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

     The segment recorded no revenues for the first nine months of 2002 and $3,000 for the same period in 2001. Beard's share of operating losses from the discontinued segment was $20,000 for the nine months ended September 30, 2002. Beard recorded income from this discontinued segment of $16,000 for the three months ended September 30, 2002 as a portion of the assets were sold for a gain of $39,000. Beard's share of operating losses from the discontinued segment was $36,000 and $451,000, respectively, for the three and nine-month periods ending September 30, 2001. For the first nine months of 2001, Beard's share of operating losses from the 50%-owned company was $327,000. The remaining $124,000 of losses incurred in the nine months ended September 30, 2001 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of September 30, 2002, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $146,000 and cash and accounts receivable totaling of $18,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $62,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2002.

     ER Segment
     ----------
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2002 or in 2001. ISITOP's operating losses for the nine months ended September 30, 2002 totaled less than $1,000 which was all incurred in the second quarter of the year. The operating losses totaled less than $1,000 and $17,000 for the three and nine-month periods ending September 30, 2001, respectively. ISITOP had no significant assets or liabilities at September 30, 2002.


(4)  Redeemable Preferred Stock
     --------------------------
     The Company's preferred stock is mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Accordingly, one-third of future "consolidated net income" will accrete directly to preferred stockholders and reduce earnings per common share. The Company's 2002 operations through September 30 were not sufficient to begin the sharing of the consolidated net income, and it is anticipated that no redemption will be required. To the extent that the preferred stock is not redeemed by December 31, 2002, the shares of preferred stock can be converted into shares of the Company's common stock.

(5)  Loss Per Share
     --------------
     Basic loss per share data is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted loss per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options as a result of losses from continuing operations for all periods presented.

(6)  Income Taxes
     ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, for the nine months ended September 30, 2001. There were no provisions for income taxes for the three and nine-month periods ended September 30, 2002.

     At September 30, 2002, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                  Expiration
                                                     Date            Amount
                                                  -------------------------
                Federal regular tax operating
                loss carryforwards                2004-2009         $ 54,789

                Tax depletion carryforward        Indefinite        $  5,482

(7)  Commitments and Contingencies
     -----------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     In connection with the sale of the fixed assets of the Mexican well testing operations the Company and its 50% partner have each, as to 50%, indemnified the purchaser from and against any claims, demands, actions, damages, cause of action, cost, liability, penalties and expense (including reasonable legal fees) that purchaser or its successors or assigns may suffer arising from the Mexican subsidiary's failure to file any applicable tax returns or pay any and all of its taxes which had accrued prior to the sale date. As of September 30, 2002, the accrued tax liabilities were estimated to be $8,000, with the Company liable for one-half of such amount.

     In connection with a Restructure of the Company in 1993, the Company has an indemnity obligation to its institutional preferred stockholder and one of its assignees for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or
     (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with the Restructure (collectively, the "Obligations"). Neither Beard nor Beard Oil is presently aware of any material liabilities existing as a result of such Obligations.

(8)  Stock Option and Deferred Compensation Plans
     --------------------------------------------
     The Company has reserved 206,250 shares of its common stock for issuance to key management employees and directors under The Beard Company 1993 Stock Option Plan. As of September 30, 2002 and 2001, there were 40,871 options outstanding under the plan at a weighted average exercise price of $3.16. In addition, there were 93,750 additional shares available for grant under the plan.

     The Company also has a deferred compensation plan for certain key executives and directors which provide for payments in the form of the Company's common stock upon the death, disability or retirement of the participant. 350,000 shares have been reserved for issuance under the plan. As of September 30, 2002 and 2001, 277,286 and 201,764 of such shares, respectively, had been reserved for distribution under the plan.

(9)  Business Segment Information
     ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2002 and 2001: Coal, Carbon Dioxide, China and e-Commerce.

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

                                               Carbon
                                    Coal       Dioxide     China     e-Commerce    Totals
                                    ----       -------     -----     ----------    ------
      Three months ended
      ------------------
      September 30, 2002
      ------------------
     Revenues from
       external  customers        $    -      $  129        $   -       $   -     $  129
     Segment profit (loss)          (140)         85         (191)        (48)      (294)

      Three months ended
      ------------------
      September 30, 2001
      ------------------
     Revenues from
       external  customers        $   23      $  100        $   -       $   -     $  123
     Segment profit (loss)          (144)         63         (170)        (34)      (285)

      Nine months ended
      -----------------
      September 30, 2002
      ------------------
     Revenues from
       external  customers        $   12      $  324        $   -       $   -     $  336
     Segment profit (loss)          (417)        213         (581)       (124)      (909)
     Segment assets                1,561         443          434          61      2,499

      Nine months ended
      -----------------
      September 30, 2001
      ------------------
     Revenues from
       external  customers        $  120      $  342        $   -       $   -     $  462
     Segment profit (loss)          (387)        244         (525)       (139)      (807)
     Segment assets                1,647         432            6          61      2,146

     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                               For the Three Months  For the Nine Months
                                                      Ended                Ended
                                               --------------------  --------------------
                                               September  September  September  September
                                                30, 2002   30, 2001   30, 2002   30, 2001
                                                --------   --------   --------   --------
Total loss for reportable segments              $  (294)   $  (285)   $  (909)   $  (807)
Eliminate loss from China operations
   accounted for as an equity investment            191        170        581        525
Equity in loss from China operations
   accounted for as an equity investment            (95)       (85)      (290)      (262)
Net corporate costs not allocated to segments      (252)      (191)      (750)      (522)
                                                -------    -------    -------    -------
     Total consolidated loss from continuing
      operations before income taxes            $  (450)   $  (391)   $(1,368)   $(1,066)
                                                =======    =======    =======    =======

                       THE BEARD COMPANY AND SUBSIDIARIES

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THE REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2001 and results of operations for the quarter ended September 30, 2002 compared to the prior year third quarter and the nine months ended September 30, 2002 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2001 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is continuing to pursue environmental opportunities in China through a 50%-owned subsidiary ("ABT-Beard") which focuses on the installation and construction of composting facilities. The e-Commerce Segment consists of a 71%-owned subsidiary which is pursuing the development of a virtually secure payment system to be used exclusively for Internet transactions. Its current focus is to develop licensing arrangements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

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


Material changes in financial condition - September 30, 2002 as compared with December 31, 2001.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                             September 30,      December 31,          Increase
                                 2002              2001              (Decrease)
                             -----------       -----------          -----------
Cash and cash equivalents    $    22,000       $    55,000          $   (33,000)

Working capital              $  (460,000)      $  (350,000)         $  (110,000)

Current ratio                   0.43 to 1         0.61 to 1

     During the first nine months of 2002, the Company decreased its working capital by $110,000 from $(350,000) as of December 31, 2001. The placement of the 10% Subordinated Debt infused over $900,000 in working capital in the second quarter of 2002. Net advances from affiliates of the Company totaled $300,000. In addition, a related entity of the Chairman of the Board advanced $280,000 to the Company. Proceeds from the sales of assets totaled $129,000 during the first nine months of 2002. The Company received payments on notes receivable totaling $109,000 during the nine months ended September 30, 2002. $417,000 of working capital were used to help fund the operations of the Coal Segment. There were net advances of $539,000 to the Company's joint venture involved in the pursuit of environmental opportunities in China. $124,000 was used to fund the startup activities of the e-Commerce Segment. The remainder of the working capital was utilized to fund other operations.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has two major projects in various stages of development, both of which are ultimately expected to mature into operating projects. In each case core holes have been drilled and sample analyses have been completed with favorable results. The projects are in two different states and involve two different parties. Negotiations are in progress with the pond owner of one of the projects concerning the installation of a preparation plant to recover clean coal. The installation of this project requires the arrangement of necessary financing. Negotiations are in progress with a third party to form a joint venture or limited liability company (the "LLC") that would provide the initial working capital and jointly guarantee the necessary equipment financing on this project, and give the LLC the right of first refusal to participate in future recovery projects that require financing. The second project involves the transfer of a large amount of non-recoverable slurry to a new disposal area, and may ultimately result in the installation of a preparation plant. The initial phase of this project would require no financing. We now expect to start the first of these two projects in the first quarter of 2003. Although the exact timing of both projects is uncertain, they are both considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that either or both of the projects will materialize.

     Development activity in the China Segment, meanwhile, has been hampered by delays. Although ABT-Beard had reached agreements and/or formed Cooperative Joint Ventures ("CJV's") with various Chinese participants which contemplated the construction of three compost manufacturing facilities in which ABT-Beard would own an interest and receive an operating fee, two of these projects (i.e., Baoding and Qihe City) are now on indefinite hold pending resolution of some of the financing terms applicable to those projects, and the third project, which contemplates the construction of a plant in the City of Handan and which had been on indefinite hold, has been reactivated but is still on hold pending finalization of the Handan CJV, working out certain required additional documents and obtaining required approvals. In addition, Beard and the other owner of ABT-Beard have been involved in ongoing discussions concerning certain misunderstandings between the two owners, and certain changes in the management and operational structure of ABT-Beard. Until those discussions have been concluded, the additional Handan CJV documentation agreed upon, and the requisite approvals obtained, the construction of the Handan project compost facility will not begin.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On May 6, 2002, the federal judge issued the Final Judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the class action lawsuit. In companion rulings on the same date the Judge also approved the allocation of settlement funds among the class members in the lawsuit. In late May, 2002, objectors entitled to receive approximately $107,000 of the total settlement filed an appeal to the final approval of the settlement. Such parties will argue their appeal before the Tenth Circuit Court of Appeals on November 20, 2002, with a decision expected to be made by the Court in January or February 2003. Distribution of the proceeds will be delayed until all appeal periods have run. The Company anticipates its share of the proceeds will be in excess of $3.5 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or possibly early 2004 or that objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

     To further bolster working capital, the Company was successful in the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003, to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. In the event the notes have not been redeemed by the maturity date, they will be automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders have the contingent right to receive up to 240,000 additional warrants depending upon the length of time their notes are held. As of November 11, 2002, a total of 21,500 of such warrants had been issued to the note holders. Related parties purchased $320,000 of the offering, and had received a total of 10,000 warrants as of such date.

     In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments and from the pay down of notes receivable, and can sell certain other assets to generate cash if necessary.

     The Company believes that the cash generated from the private debt placement, coupled with the cash generated from the sale of assets, will be adequate to enable the Company to continue operations until (i) the settlement funds have been received or (ii) the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

Material changes in results of operations - Quarter ended September 30, 2002 as compared with the Quarter ended September 30, 2001.

     The net loss for the quarter ended September 30, 2002 was $528,000, compared to a net loss of $449,000 for the third quarter of the prior year. Discontinued operations accounted for $78,000 of the loss in the third quarter of 2002 compared to $58,000 for the same period in 2001. The Coal Segment reported a $4,000 decrease in operating loss for the quarter. The CO2 Segment had a $21,000 increase in its operating margin due primarily to an increase in revenue from its interests in the McElmo Dome field as a result of an increase in price for CO2. The China Segment's operations are now conducted through an affiliate and as such are reflected in equity in unconsolidated affiliates, which posted a loss of $95,000 for the third quarter of 2002 compared to a loss of $85,000 for the same period in 2001. The e-Commerce Segment incurred operating losses of $48,000 for the third quarter of 2002 compared to $34,000 in the third quarter of 2001. The operating loss in Other activities for the third quarter of 2002 decreased $11,000 compared to the same period in 2001. As a result, the operating loss in the third quarter of 2002 was $22,000 smaller than in the same period of 2001.

     Operating results of the Company's primary operating Segments are reflected below:

                                               2002               2001
                                          ---------------    ---------------
        Operating profit (loss):
          Coal reclamation                $     (139,000)    $     (143,000)
          Carbon dioxide                          85,000             64,000
          China                                        -                  -
          e-Commerce                             (48,000)           (34,000)
                                          ---------------    ---------------
                    Subtotal                    (102,000)          (113,000)
          Other                                 (225,000)          (236,000)
                                          ---------------    ---------------
                     Total                $     (327,000)    $     (349,000)
                                          ===============    ===============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The segment's revenues decreased $23,000 to none for the third quarter of 2002 compared to the same period in 2001. Operating costs decreased $30,000 to $105,000 for the third quarter of 2002 compared to $135,000 for the same period in 2001 due to the reduced level of activity. SG&A costs increased $1,000 for the third quarter of 2002 compared to the same period in 2001 as personnel in the segment increased their efforts to develop the market for the segment's technology. As a result, the operating loss for the third quarter of 2002 decreased $4,000 to $139,000 compared to $143,000 in the third quarter of 2001.

Carbon dioxide

     Third quarter 2002 operations reflected an operating profit of $85,000 compared to $64,000 in the 2001 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $29,000 or 29% to $129,000 for the third quarter of 2002 compared to $100,000 for the same period in 2001. The increase in revenue, which was primarily due to an increase in price for the paid volumes to the Company's interest for CO2 gas during the quarter, was partially offset by a $7,000 increase in lifting costs for the current quarter.

China

     Since January 1, 2001, the operations of this segment have been conducted through an affiliate. The third quarter of 2002 resulted in a loss of $95,000 compared to a loss of $85,000 for the third quarter of 2001 which is included in equity in operations of unconsolidated affiliates discussed below. The segment had no revenues in either the third quarter of 2002 or 2001.

e-Commerce

     The Company's startup company involved in the development of a secure Internet payment system incurred an operating loss of $48,000 in the third quarter of 2002 versus an operating loss of $34,000 in the prior year quarter as it stepped up its pursuit of strategic alliances and its contacts with potential infringers. The segment had no revenues in either the third quarter of 2002 or 2001 while pursuing the development of its technology.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $11,000 smaller loss in the third quarter of 2002 than in the same period in 2001. This decrease was due primarily to decreased professional fees in 2002 compared to 2001.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") were $18,000 less in the third quarter of 2002 compared to the same period in 2001. The Coal Segment had an increase in SG&A expenses of $1,000 due to increased marketing expenses for the segment. The e-Commerce Segment incurred $14,000 more in SG&A expenses as the segment incurred increased patent protection costs. Other operations, primarily corporate, incurred approximately $33,000 less in SG&A for the third quarter of 2002 compared to the same period in 2001, primarily as a result of lower professional fees.

Depreciation, depletion and amortization expenses

     The third quarter of 2002 reported an increase in DD&A expense of $17,000, reflecting increased amortization of the capitalized costs associated with the subordinated debt incurred in the second quarter of 2002.

Other income and expense

     Other income and expenses netted to a loss of $123,000 for the third quarter of 2002, up sharply from the $42,000 of loss recorded for such items in the same period of 2001. Interest income was down $18,000 for the third quarter of 2002 compared to the same period in 2001 primarily as a result of a decrease in notes receivable. Interest expense was up $58,000 reflecting the Company's increased level of indebtedness. The Company realized a decrease of $11,000 in gain on sale of assets.

     The Company's equity in the operations of unconsolidated affiliates was a loss of $45,000 for the third quarter of 2002 compared to a loss of $50,000 for the same period in 2001. The Company's equity in the earnings of Cibola increased $15,000 from $35,000 for the third quarter of 2001 to $50,000 for the same period in 2002 reflecting gains on certain outside investments by Cibola. Entities involved in the China Segment have signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of two facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the entities devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The operations in China are now conducted through an affiliate and accordingly the Company's share of the losses from these operations, which totaled $95,000 for the quarter ended September 30, 2002 compared to $85,000 for the three months ended September 30, 2001, are recorded as other expense for the period involved.

Income taxes

     The Company made no provision for income taxes in either the third quarter of 2002 or the same period in 2001. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded a $1,603,000 estimated loss for the discontinuance in 1998. ITF disposed of a majority of its assets in 1999, retaining two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF.

     Beard recorded an additional $420,000 loss in 2000; $60,000 represented operating losses expected to be incurred by the discontinued ITF Segment prior to the anticipated disposal date of the remaining assets; $360,000 represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The discontinued ITF Segment had no revenues for the three months ended September 30, 2001. ITF's actual operating loss for the three months ended September 30, 2001 was $7,000 which was charged against the loss accrual recorded in the fourth quarter of 2000.

     In December 2001, Beard recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of the remaining assets. ITF recorded no revenues for the third quarter of 2002 and incurred $2,000 in losses for the three months ended September 30, 2002 which were charged against the loss accrual recorded in 2001.

     As of September 30, 2002, the significant assets related to the ITF Segment consisted primarily of the two remaining C-stores with a total recorded value of $406,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $8,000. On November 4, 2002, the majority of the ITF assets were sold at auction. Net proceeds totaling $303,000, after estimated expenses of $34,000, are expected to be realized from the sale. The Company recorded an impairment provision of $77,000 as of September 30, 2002 relating to this auction. Beard is actively seeking opportunities to sell the segment's remaining equipment, which has a net recorded value of $15,000, and expects it to be sold by December 31, 2002.

BE/IM Segment
-------------
     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in September 2000 and the Japanese partners received their final distribution of cash in December 2000, with the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR had no revenues for the smaller of the two plants for the three months ended September 30, 2002 and 2001, respectively. NABR's operating losses of $17,000 for the 2002 third quarter were not anticipated in the loss accruals recorded in 1999. NABR charged $18,000 for the three months ended September 30, 2002, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants. NABR's actual operating losses for the 2001 third quarter were $2,000 which were charged against the loss accrual recorded in 1999. In addition, NABR recorded a loss of $22,000 for the three month period ending September 30, 2001 related to the operation of the smaller of the two plants distributed to Beard from NABR. This loss was not anticipated in the loss accrual of 1999.

     As of September 30, 2002, the significant assets related to NABR's operations consisted primarily of equipment and inventory with estimated net realizable values of $35,000 and $6,000 respectively. The significant liabilities related to NABR's operations consisted primarily of accounts payable of $4,000 and accrued expenses related to the shutdown of operations totaling $79,000. The Company is actively pursuing opportunities to sell NABR's remaining assets and expects the disposition to be completed by June 30, 2003.

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

     The segment recorded no revenues for the third quarter of 2002 or 2001. Beard recorded income of $16,000 from this discontinued segment for the three months ended September 30, 2002 as a portion of the segment's assets were sold for a gain of $39,000 which more than offset the losses incurred during this period. Beard recorded a loss of $36,000 for the three months ended September 30, 2001.

     As of September 30, 2002, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $146,000 and cash and accounts receivable totaling of $18,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $62,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2002.

ER Segment
----------
     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary whose operations had previously comprised the Company's environmental remediation ("ER") Segment. In May 2001 ISITOP was notified that the segment's exclusive U.S. marketing license for the chemical used for PAH remediation had been cancelled, and the segment was discontinued. ISITOP generated no revenues in 2002 or in 2001. ISITOP's operating losses for the three months ended September 30, 2002 and 2001, totaled less than $1,000 for either quarter. ISITOP had no significant assets or liabilities at September 30, 2002.


Material changes in results of operations - Nine months ended September 30, 2002 as compared with the Nine months ended September 30, 2001.

     The net loss for the nine months ended September 30, 2002 was $1,549,000 compared to a net loss of $1,522,000 for the first nine months of the prior year. Continuing operations posted a net loss of $1,368,000 compared to a loss from continuing operations of $1,006,000 after tax refunds of $60,000 for the same period in 2001. Discontinued operations accounted for $181,000 of the net loss for the 2002 period versus $516,000 in the 2001 period.

     Operating results of the Company's primary operating segments are reflected below:

                                               2001                2000
                                          ----------------    ----------------
        Operating profit (loss):
          Coal reclamation                $      (425,000)    $      (385,000)
          Carbon dioxide                          213,000             244,000
          China                                         -                   -
          e-Commerce                             (123,000)           (137,000)
                                          ----------------    ----------------
                    Subtotal                     (335,000)           (278,000)
          Other                                  (696,000)           (702,000)
                                          ----------------    ----------------
                     Total                $    (1,031,000)    $      (980,000)
                                          ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues decreased to $12,000 for the first nine months of 2002 compared to $120,000 for the same period in 2001. The segment performed more small consulting and coring jobs in the 2001 period than in the 2002 period. Operating costs decreased $57,000 to $338,000 for the first nine months of 2002 compared to $395,000 for the same period in 2001. The decrease was primarily attributable to significant reductions in labor and other overhead costs achieved in the interim period. SG&A costs also decreased, dropping $12,000 to $83,000 for the first nine months of 2002 from $95,000 in the same period of 2001. As a result, the operating loss for the first nine months of 2002 increased $40,000 to $425,000 for the first nine months of 2002 compared to $385,000 in the first nine months of 2001.

Carbon dioxide

     Operations for the first nine months of 2002 resulted in an operating profit of $213,000 compared to a $244,000 operating profit for the first nine months of 2001. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $18,000 to $324,000 for the first nine months of 2002 compared to $342,000 for the same period in 2001. The Company recorded $12,000 more in operating costs associated with the properties in the first nine months of 2002 compared to the same period in 2001. While production volumes for the McElmo Dome field increased slightly for the first nine months of 2002 compared to the same period in 2001, paid volumes to the Company's interest decreased even more as the Company reduced its overproduced status. The decrease in revenue for the current nine months was due primarily to higher volumes to the Company's paid interest offset by lower pricing, with the Company receiving an average of $0.37 per mcf sold in the first nine months of 2001 versus $0.28 per mcf in the year later period. Paid volumes were actually up 223,000 mcf in the current nine months versus a year ago due to overproduction.

China

     Since January 1, 2001, the operations of this segment have been conducted through an affiliate. The results of operations for the first three quarters of 2002 were a loss of $290,000 compared to a loss of $262,000 for the prior year nine months. The segment had no revenues in either the first nine months of 2002 or 2001.

e-Commerce

     The Company's startup company involved in the development of a secure Internet purchasing system incurred an operating loss of $123,000 for the first three quarters of 2002 versus an operating loss of $137,000 in the prior year period. The segment cut back its pursuit of strategic alliances pending the issuance of pending patent claims during the first six months of the current year before accelerating such efforts in the third quarter. The segment had no revenues in either the first nine months of 2002 or 2001 while pursuing the development of its technology.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $6,000 smaller operating loss for the first nine months of 2002 than in the same period last year. The Company experienced minor cost reductions in numerous expense classifications.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 2002 decreased to $830,000 from $904,000 for the 2001 nine months. The Coal Segment had a decrease in SG&A expenses of $12,000 due primarily to reductions in staff and other expenses. The e-Commerce Segment incurred $14,000 less in SG&A costs as the segment scaled back its pursuit of strategic alliances. Other operations incurred approximately $48,000 less in SG&A for the nine months of 2002 compared to the same period in 2001 primarily as a result of decreased professional costs and by the reduction in other expenses discussed above.

Depreciation, depletion and amortization expenses

     DD&A expense increased $32,000 to $100,000 from $68,000 for the nine months of 2002 compared to the same period in 2001, primarily as a result of greater amortization expense relating to the capitalized costs associated with the issuance of the subordinated debt in the second quarter of 2002.

Other income and expenses

     The other income and expenses for the first nine months of 2002 netted to a loss of $337,000 compared to a loss of $86,000 for the same period in 2001. Interest income was down $35,000 for the first nine months of 2002 compared to the same period in 2001. Interest expense was up $132,000 as a result of the increase in debt, primarily as a result of the issuance of the 10% subordinated debt and the debt to related parties. Gains on sale of assets for the first nine months of 2002 decreased $69,000 to $10,000 compared to $79,000 in the prior year period.

     The Company's equity in the operations of unconsolidated affiliates reflected a loss of $165,000 for the first nine months of 2002 compared to a loss of $156,000 for the same period in 2001. The Company's equity in the earnings of Cibola increased $19,000 from $106,000 for the first nine months of 2001 to $125,000 for the same period in 2002 reflecting Cibola's slight improvement in operating results. Entities involved in the China Segment have signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of two facilities and the marketing and sale of organic-chemical compound fertilizer ("OCCF") utilizing two types of organic waste materials: sewage sludge and crop-residual agri-waste. The personnel employed by the entities devote all their time and energies to the development of the business related to the technology utilized by the CJV's. The operations in China are now conducted through an affiliate and accordingly the Company's share of the losses from these operations, which amounted to a loss of $290,000 for the first nine months of 2002 compared to a loss of $262,000 for the same period in 2001, are recorded as other expense for the period involved. Prior to January 1, 2001, such operations were conducted by a wholly-owned subsidiary and reported as operating losses.

Income taxes

     The Company recorded refunds of $41,000 and $19,000 for federal and state income taxes, respectively, in the first nine months of 2001. The Company recorded no provision for taxes for the nine months ended September 30, 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended September 30, 2002 as compared with the Quarter ended September 30, 2001" under the "Discontinued Operations - ITF Segment" heading.

     ITF's revenues and actual operating losses were none and $9,000, respectively, for the nine months ended September 30, 2002. The actual losses for the nine months ended September 30, 2002 were charged against the loss accrual recorded in the fourth quarter of 2001. On November 4, 2002, the majority of the ITF assets were sold at auction with net proceeds totaling $303,000, after estimated expenses of $34,000. The Company recorded an impairment provision of $77,000 as of September 30, 2002 relating to this auction. Beard is actively seeking opportunities to sell the remaining equipment, with a net recorded value of $15,000, and expects it to be sold by December 31, 2002.

     ITF's revenues and actual operating losses were $7,000 and $44,000, respectively, for the nine months ended September 30, 2001. The actual losses for the nine months ended September 30, 2001 were charged against the loss accrual recorded in the fourth quarter of 2000.

BE/IM Segment
-------------
     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended September 30, 2002 as compared with the Quarter ended September 30, 2001 under the "Discontinued Operations - BE/IM Segment" heading.

     The actual operating results for the nine-month periods ending September 30, 2002 and 2001, were losses of $25,000 and $45,000, respectively, which were charged against the loss accrual recorded in 1999. In addition, the Company recorded losses of $84,000 and $48,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, for the operations of the smaller of the two plants distributed from NABR. These losses were not anticipated in the loss accrual of 1999.

WS Segment
----------
     Complete details concerning the discontinuance of the Company's natural gas well servicing operations are contained in "Material changes in results of operations - Quarter ended September 30, 2002 as compared with the Quarter ended September 30, 2001" under the "Discontinued Operations - WS Segment" heading. Beard's share of operating losses from the discontinued segment was $20,000 for the nine months ended September 30, 2002. Beard's share of operating losses from the discontinued segment was $36,000 and $451,000, respectively for the three and nine-month periods ending September 30, 2001. The nine month period included a provision of $175,000 for estimated losses from the discontinuation of operations. Actual operating losses of $25,000 for the three months ending September 30, 2001 were charged against the impairment reserve established above. The remaining $10,000 of losses for the three months ending September 30, 2001 were associated with the operations of the sand separator company and were not anticipated in the loss accrual.

ER Segment
----------
     Complete details concerning the discontinuance of the Company's environmental remediation ("ER") Segment are contained in "Material changes in results of operations - Quarter ended September 30, 2002 as compared with the Quarter ended September 30, 2001" under the "Discontinued Operations-ER Segment" heading.

     ISITOP had no revenues for either of the nine-month periods ended September 30, 2002 or 2001, respectively. The segment's operating losses were less than $1,000 and $17,000 for the nine months ended September 30, 2002 and 2001, respectively.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At September 30, 2002, the Company had notes receivable of $208,000 and long-term debt of $4,017,000. The notes receivable and the long-term debt have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. At September 30, 2002, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by less than $47,000. The remaining $300,000 of debt bears interest at a variable rate which is one-half percent above Chase Manhattan prime rate. The Company's interest expense would be increased by less than $1,000 as a result of a 10% increase in interest rates on this variable rate debt.

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

10     Material contracts:

10(a)  Amended Letter Loan Agreement by and between Registrant and The William
       M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated October 3, 2002.

10(b) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated October 3, 2002.

10(c) Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of May 16, 2002.

99     Additional exhibits:

99(a) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                      (Registrant)   THE BEARD COMPANY

                                      HERB MEE, JR.
(Date)   November 13, 2002           ___________________________________
                                      Herb Mee, Jr., President and
                                      Chief Financial Officer

                                      JACK A. MARTINE
(Date)   November 13, 2002           ___________________________________
                                      Jack A. Martine, Controller and
                                      Chief Accounting Officer

                          CERTIFICATIONS FOR FORM 10-Q

     I, William M. Beard, Chairman of the Board and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Beard Company (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              The Beard Company

Date:  November 13, 2002                      By:  WILLIAM M. BEARD
                                                   William M. Beard
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                          CERTIFICATIONS FOR FORM 10-Q

     I, Herb Mee, Jr., President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Beard Company (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       The Beard Company

Date:  November 12, 2002               By: HERB MEE, JR.
                                           Herb Mee, Jr.
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
No.        Description                          Method of Filing
-------    -----------                          ----------------

2(a) Agreement and Plan of Reorganization by Incorporated herein by reference and among Registrant, Beard Oil Company
       ("Beard Oil") and New Beard, Inc.,
       dated as of July 12, 1993.

2(b)   Agreement and Plan of Merger by and      Incorporated herein by reference
       between The Beard Company and The New
       Beard Company, dated as of September
       16, 1997.

2(c) Certificate of Merger merging The Beard Incorporated herein by reference Company into The New Beard Company as filed with the Secretary of State of Oklahoma on November 26, 1997.

3(i) Certificate of Incorporation of The New Incorporated herein by reference Beard Company as filed with the Secretary of State of Oklahoma on September 11, 1997.

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

10(a)  Amended Letter Loan Agreement by and     Filed herewith electronically
       between Registrant and The William M.
       Beard and Lu Beard 1988 Charitable
       Unitrust (the "Unitrust") dated October
       3, 2002.

10(b) Renewal Promissory Note from Registrant Filed herewith electronically to the Trustees of the Unitrust dated
       October 3, 2002.

10(c)  Form of Deed of Trust, Assignment of     Filed herewith electronically
       Production, Security Agreement and
       Financing Statement dated as of May 16,
       2002.

99(a)  Chief Executive Officer Certification    Filed herewith electronically
       pursuant to 18 U.S.C. Section 1350, as
       adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.

99(b)  Chief Financial Officer Certification    Filed herewith electronically
       pursuant to 18 U.S.C. Section 1350, as
       adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.