Form 10-Q/A
period 2002-09-30
BEARD CO /OK
filed 2002-11-22
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002
                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Item 4.   Controls and Procedures...........................................

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.............................................

Item 6.   Exhibits and Reports on Form 8-K..................................

Signatures..................................................................

Certifications for Form 10-Q ...............................................



--------------------


This amendment to the Form 10-Q filed November 14, 2002, is filed to include
PART I, Item 4. Controls and Procedures. Item 4 was erroneously omitted in the original filing of November 14, 2002.


--------------------

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

Item 4.  Controls and Procedures.

     Our principal executive officer and principal financial officer have participated in and supervised the evaluation of The Beard Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports it files is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed in the reports that it files is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO and CFO determined that the controls and procedures are adequate and effective. The evaluation resulted in no significant changes in those controls or in other factors that could significantly affect the controls, and no corrective actions with regard to significant deficiencies and material weaknesses.

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