Form 10-K
period 2002-12-31
BEARD CO /OK
filed 2003-04-15
CIK 909992

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                         Commission file number 1-12396

                                THE BEARD COMPANY
             (Exact name of registrant as specified in its charter)

                        Oklahoma                          73-0970298
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization            Identification No.)

                Enterprise Plaza, Suite 320
                   5600 North May Avenue
                  Oklahoma City, Oklahoma                   73112
        (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (405) 842-2333

           Securities registered pursuant to Section 12(b) of the Act:

                                                  (Name of each exchange on
                 (Title of each class)                 which registered)
                        None                                 None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.001333 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on February 28, 2003 was $512,000.

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2003 was Common Stock $.001333 par value - 1,828,845

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                THE BEARD COMPANY
                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS

PART I

Item 1.  Business..........................................................  3

Item 2.  Properties........................................................ 19

Item 3.  Legal Proceedings................................................. 19

Item 4.  Submission of Matters to a Vote of Security Holders............... 20


PART II

Item 5.  Market for the Company's Common Equity and
           Related Stockholder Matters..................................... 21

Item 6.  Selected Financial Data........................................... 22

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........ 33

Item 8.  Financial Statements and Supplementary Data....................... 34

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................. 61


PART III

Item 10. Directors and Executive Officers of the Registrant................ 61

Item 11. Executive Compensation............................................ 63

Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.................. 68

Item 13. Certain Relationships and Related Transactions.................... 71

Item 14. Controls and Procedures........................................... 71


PART IV

Item 15. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K........................................ 72

SIGNATURES................................................................ 78

CERTIFICATIONS............................................................ 79

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

     In 1989 Beard Oil founded Beard Investment Company (now The Beard Company) for the purpose of building new businesses which Beard management believed to have either high growth potential or better-than-average profit potential. Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow while cultivating its own outside funding sources to supplement financing requirements.

     Under this scenario we formed in 1981 a joint venture for the extraction, production and sale of crude iodine, which we managed until such operations were discontinued at year-end 1999. In 1987 we formed a dry ice company which we sold for an $11 million gain in 1997. In 1990 we bought a distressed real estate development which we successfully operated before selling it in 1997.

     In 1998 we formed a subsidiary to conduct operations in the People's Republic of China where we are pursuing environmental and related marketing opportunities. In 1999 we formed starpay(TM).com, inc. (now starpay. com, l.l.c.), an e-Commerce startup company that has developed a proprietary payment system to be used exclusively for Internet transactions and to provide state-of-the-art security for purchasing transactions.

     Along the way we've had our share of unsuccessful investments, including numerous oil secondary recovery projects, two telecommunications projects, several investments in the drilling and well servicing business, others in the environmental business, plus an unsuccessful foray into the interstate travel business.

     Operating Segments. In 2002 the Company operated within the following operating segments: (1) the coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services; (2) the carbon dioxide ("CO2") Segment, comprised of the production of CO2 gas; (3) the China ("China") Segment, which is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which will utilize the proprietary composting technology of Real Earth United States Enterprises, Inc.; and (4) the e-Commerce ("e-Commerce") Segment, whose current strategy is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     Fourth Quarter 2002 Impairment Provisions. The Company was required to adopt Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002 for the fiscal year ended December 31, 2002. As a result, we wrote off $1,561,000 of long-lived assets in 2002. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Impact of Recently Adopted Accounting Standards").

     In addition, we were required to write off $872,000 of investments and other assets. $759,000 of this impairment resulted from the current litigation involving ABT Beard. (See "Item 3. Legal Proceedings---ABT Beard Litigation"). The Company impaired an additional $7,000 of startup costs associated with another investment opportunity in China. The Company impaired the $75,000 certificate of deposit serving as collateral on a note payable of the Coalition involved in the McElmo Dome litigation. Finally, the Company impaired the carrying value of a note receivable relating to a prior year sale of assets down to the estimated market value of those assets should the debtor default on the obligation and the Company be forced to repossess such assets for resale.

     Discontinued Operations. Starting in 1998 the Company began discontinuing various segments whose operations had proven to be unsuccessful, as set forth on the next page:

                                                                                        Loss             Assets         Liabilities
                             Entity(ies) Involved and                 Year            Recorded         Remaining         Remaining
     Segment                  Percentage of Ownership             Discontinued         in 2002        At 12/31/02       At 12/31/02
-----------------    -----------------------------------------    ------------        --------        -----------       -----------
   ITF Segment       Interstate Travel Facilities, Inc. (100%)         1998            $85,000          $147,000          $ 2,000
  BE/IM Segment        North American Brine Resources (40%)            1999            $88,000          $ 33,000          $65,000


   ER Segment                   ISITOP, Inc. (80%)                     2000            $  -             $   -             $  -
   WS Segment            Incorporated Tank Systems (100%)              2001            $22,000          $144,000          $ 1,000
                             ITS-TESTCO, L.L.C. (50%)                  2001            $  -             $   -             $  -
                     Testco Inc. de Mexico, S.A. de C.V. (50%)         2001            $18,000          $   -             $  -
                                 ITS, Inc. (100%)                      2001            $  -             $   -             $  -
                             Incorporated Tank Systems                 2001            $10,000          $ 17,000          $58,000
                          de Mexico, S.A. de C.V. (100%)

     Net Operating Loss Carryforwards. Beard has approximately $54.6 million of unused net operating losses ("NOL's") available for carryforward, which expire between 2004 and 2009. The loss of the NOL's would have a negative impact on the Company's future value. The Company's Certificate of Incorporation contains provisions to prevent the triggering of an "ownership change" as defined in
Section 382 of the Internal Revenue Code by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

     Effect of Recent Operations on Liquidity. The termination of the MCN Projects (see "Coal Reclamation Activities") in January 1999 has had a material detrimental effect upon the Company's profitability since that date. Primarily as a result of the loss of its major revenue stream, coupled with the use of funds required to support the activities of its various startup activities, the Company's working capital decreased from $981,000 at year-end 1999 to ($284,000) at year-end 2002.

     The Company continues to take steps to mitigate future funding requirements by its poorly performing subsidiaries. Several projects are in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. In the Coal Segment, Beard Technologies has entered into a memorandum of understanding and expects to finalize a definitive agreement on a project in the second quarter of 2003 (see "Coal Reclamation Activities---Project in Advanced Stage" below). The discontinued ITF Segment, which consumed $482,000 of cash from 1999 to 2001, generated cash of $96,000 in 2002 and is expected to generate approximately $140,000 of cash in 2003 as its remaining assets are sold. The discontinued BE/IM Segment is expected to contribute $110,000 or more of cash to Beard in 2003 as its remaining assets are liquidated. The WS Segment, which consumed $2,046,000 of cash from 1999 to 2000, generated $104,000 of cash from 2001 to 2002 and is expected to contribute $150,000 or more of cash to the Company in 2003 as its remaining assets are liquidated. Meanwhile, two private placements of notes and warrants totaling $1,800,000 were completed in May of 2002 and February of 2003. Such funds are expected to "bridge the gap" until (i) the anticipated McElmo Dome settlement has been distributed, and (ii) the contemplated new coal project and projects under development in China are underway. (See "Recent Developments" below).

Recent Developments

     McElmo Dome Litigation. On December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 6, 2002 decision of the Colorado District Court which approved the Settlement, the allocation thereof, attorneys' fees and other matters.

     On March 24, 2003, the Objectors filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. On April 1 Plaintiffs' counsel advised the Court that they to not intend to file a response to the Petition unless one is requested by the Court. We are advised that the vast majority of petitions are ruled upon within three to 12 weeks, and that most petitions are disposed of within 2-1/2 weeks.

     If the U.S. Supreme Court denies the Petition, the Settlement is expected to be final between early May and late June of 2003, meaning the distribution of Settlement funds can begin at that time according to the terms of the Settlement Agreement. Although it is possible the U.S. Supreme Court could decide to hear the case and could overturn the Settlement, our counsel believe such possibility is remote. The U.S. Supreme Court takes very few cases and our counsel think it is unlikely the Court would have any interest in this case. (See "Item 3. Legal Proceedings---McElmo Dome Litigation").

     Private Placement of Notes and Warrants. On February 21, 2003, the Company completed the sale of $600,000 of subordinated notes to accredited investors. A $550,000 Note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% Loan Fee on this Note, which bears a 5% coupon. A $50,000 Note was sold by the Company to affiliates of the Company and bears a 10% coupon. The Notes were accompanied by Warrants to purchase a total of 60,000 shares of Beard common stock at $0.50 per share. The Company has agreed to redeem the Notes within 10 days of receipt of the second installment of the McElmo Dome settlement. The Notes will mature on April 1, 2004; however, if they have not been redeemed by such date they will automatically be extended to January 1, 2005.

     ABT Beard Litigation. In early September a controversy arose between the Company and ABT concerning their legal rights and relationship. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. Accordingly, in November of 2002, the Company filed suit against ABT in the United States District Court for the Western District of Oklahoma, styled The Beard Company and ABT Beard, L.L.C. (the "LLC") v. American Bio-Tech, Inc. ("ABT"), Case No. CIV-02-1392, seeking the Court to: (i) judicially dissolve the LLC; (ii) order that the affairs of the LLC be wound up; and (iii) award the Company its costs, expenses and attorneys' fees. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against Beard Sino-American Resources Co., Inc., Beijing Beard Biotech Engineering Co., Inc., Cambridge/ABT Beard Handan Venture, L.L.C., William M. Beard, Riza E. Murteza and Mark E. Voth. (See "Item 3. Legal Proceedings---ABT Beard Litigation" for additional details).

     REUSE License Agreement. On February 14, 2003, Beard Environmental Engineering, L.L.C. ("BEE") entered into a License Agreement with Real Earth United States Enterprises, Inc. ("REUSE") pursuant to which BEE obtained the exclusive right and license to use the proprietary composting technology of REUSE in the People's Republic of China ("PRC"). The exclusive right is for a term of five years and will be automatically extended for additional five year periods if BEE or its affiliates have either sublicensed five plants or sold plants during the respective periods involved. BEE will pay a license fee to REUSE prior to the start up date of each plant and will also make quarterly royalty payments for each metric ton of compost sold. (See "OPERATIONS IN CHINA---REUSE License Agreement").

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

     Operations in China. The Company's activities in China comprise the ("China") Segment, which is conducted by Beard Sino-American Resources Co., Inc. ("BSAR"). BSAR is pursuing environmental opportunities in the PRC, focusing on the installation and construction of facilities which utilize the proprietary composting technology of REUSE.

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

                           COAL RECLAMATION ACTIVITIES

     Background of Beard Technologies, Inc. In early 1990 the Company acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. The Company sold EI in 1994, retaining certain assets which were contributed to a wholly-owned subsidiary, Beard Technologies, Inc. ("BTI").

     Impact of Section 29. In the late 1990's significant activity in the coal industry was focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits under Section 29 of the Internal Revenue Code. Such projects involve recovering the raw slurry with a dredge, using a sophisticated washing plant to remove clay and other fine impurities from the coal, and finally producing a high BTU fine coal briquette which qualifies for the alternative fuels tax credit. In order to qualify for the tax credit, which may amount to as much as $20 to $25 per ton of coal briquettes sold, the synthetic fuel must be produced (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

     The MCN Projects. In June of 1998 Beard Technologies finalized agreements with a subsidiary of MCN Energy Group Inc. ("MCN"), to acquire beneficiation plants located at six coal slurry impoundment sites in West Virginia, Kentucky, and Ohio. Under the agreements, which became effective in April of 1998, Beard Technologies operated and maintained the six beneficiation plants and six briquetting plants for MCN under a cost-plus arrangement, receiving a minimum operating profit of $100,000 per month so long as the contracts remained in effect. Since these were Section 29 projects, BTI anticipated that the contracts would last until the tax credits expired on December 31, 2007. However, in November of 1998 MCN became concerned that the plants might not qualify for the tax credit and took a special charge of $133,782,000 to completely write off the projects. In January of 1999 MCN terminated the operating agreements.

     During the time Beard Technologies was operating the 12 plants it was, to the best of the Company's knowledge, the largest operator of coal recovery plants in the world. In its capacity as contract operator, BTI supervised the last few months of construction, hired and trained 11 foremen and 71 equipment operators, obtained all necessary permits, negotiated and executed a union contract, and brought each project into production of clean coal from the impoundments and alternative fuel from the briquetting plants by the required deadline.

     Current Focus on Coal Reclamation. Since the termination of the MCN agreements Beard Technologies has continued to focus its efforts on coal reclamation. During such time BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines.

     Project in Advanced Stage. Beard Technologies currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. BTI has entered into a memorandum of understanding on one of these projects and expects to reach a definitive agreement on the project during the second quarter of 2003. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing for the project. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

     Improved Drilling and Lab Capabilities. In 2000 Beard Technologies made substantial investments to improve its slurry pond core drilling equipment and its fine coal laboratory analytical services capabilities. In addition to supporting its own pond recovery project evaluations, BTI is now able to offer state of the art drilling and analytical services to commercial clients who are independently investigating their own projects.

     Recent Developments: Sharp Increase in Oil and Natural Gas Prices; Effect on Coal Demand. As a result of the current war in Iraq there has been a sharp increase in both oil and natural gas prices which has had a major impact upon the electric power generating industry. It now appears that natural gas will be in increasingly short supply in future years. This has caused many electric utilities to re-think their strategy of moving to natural gas as their sole source of supply, and a number of them have now reverted or moved to dual source capability. As a result, the price of coal when compared to the price of gas on a btu basis has become increasingly attractive. Although there is no certainty of occurrence, the coal industry looks for coal to supply a greater portion of electricity demand growth over the next few years.

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

     Sources and Availability of Raw Materials. There are numerous coal impoundments scattered throughout the eastern third of the U.S. which contain sizeable reserves of coal fines which the Company believes can be recovered on an economic basis while at the same time solving an environmental problem. The key is getting the owners of the slurry ponds to recognize that, with the technology BTI now has available, recovery can now be done on a profitable basis.

     Dependence of the Segment on a Single Customer. The Coal Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years.

                                      Percent of
                                     Consolidated
                                     Revenues from
        Fiscal Year                   Continuing
           Ended                      Operations
        -----------                  -------------

         12/31/02                         2.6%
         12/31/01                        22.8%
         12/31/00                        27.5%

     The segment is not dependent on a single customer. Loss of all of the segment's present customers would not have a material adverse effect on the segment nor on the Company.

     Termination of the MCN operating agreements in 1999 has had a material detrimental effect upon the Company's profitability since that date. The Company's revenues and profitability will continue to be negatively impacted until contracts for new reclamation projects currently in development have been negotiated and finalized.

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

     Environmental Matters. Compliance with Federal, state and local laws regarding discharge of materials into the environment or otherwise relating to protection of the environment are of primary concern to the segment, and the cost of addressing such concerns are factored into the cost of each project. The cost of compliance varies by project and cannot be estimated until all of the contract provisions have been finalized. See " Regulation---Environmental and Worker Safety Matters."

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

     Deliveries of CO2 gas are transported through a 502-mile pipeline to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. In 2000, Kinder Morgan CO2 Company, L.P. replaced Shell CO2 Company Ltd. as operator of the unit. There are 46 producing wells, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome and Bravo Dome (see below) are believed to be the two largest producing CO2 fields in the world. The gas is approximately 98% CO2.

     In 2002 Beard sold 1,514,000 Mcf attributable to its working and overriding royalty interests at an average price of $.29 per Mcf. In 2001, Beard sold 1,327,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interests at an average price of $.33 per Mcf. In 2000 Beard sold 1,319,000 Mcf attributable to its working and overriding royalty interests at an average price of $.36 per Mcf. Beard was underproduced by 20,000 Mcf on the sale of its share of McElmo Dome gas at year-end 2002.

     As the result of a development program undertaken by Shell in mid-1996, McElmo Dome production had increased to 935 million cubic feet per day in March 1998. Following the severe decline in oil prices in late 1998 and early 1999, CO2 demand for tertiary recovery decreased sharply, and McElmo Dome CO2 production decreased to 657 million cubic feet per day in April 1999. With the sharp increase in oil prices in late 1999 and throughout 2000, CO2 demand for tertiary recovery increased accordingly. CO2 production had increased back to 745 million cubic feet per day in 2000 and 2001, and dropped slightly to 732 million cubic feet per day in 2002. As a result of additional developmental drilling in the field in 2002, we have been advised by the operator that the field is now capable of producing 1.2 billion cubic feet per day.

     Beard considers its ownership interest in the McElmo Dome Field to be one of its most valuable assets. In November 2000 Hunt Oil Company sold its 0.0197% working interest (0.0164% net revenue interest) and its overriding royalty interest equivalent to a 0.0356% net revenue interest in the Unit for $225,000 at a public auction in Houston, Texas. On an equivalent basis, Beard's interest in the Unit is estimated to have had an approximate value of $2.1 million at the time of the auction. However, the value of CO2 properties has decreased due to pricing since the auction.

     Bravo Dome. Beard also owns a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. At December 31, 2002, Beard was underproduced by 472,000 Mcf on the sale of its share of Bravo Dome gas. The Company sold no CO2 gas from Bravo Dome in 2002, 2001, or 2000 despite being in an underproduced status. The Company's solid CO2 segment, which was sold in 1997, had previously provided the market for such gas, and no efforts have been made to market the Company's share of the gas since the sale.

     Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

     Net CO2 Production. The following table sets forth Beard's net CO2 production for each of the last three fiscal years:

                                      Net CO2
        Fiscal Year                  Production
           Ended                       (Mcf)
        -----------                  ----------
         12/31/02                    1,514,000
         12/31/01                    1,327,000
         12/31/00                    1,319,000

     Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost, lease operating expenses and production taxes, per unit of production for the last three fiscal years:

                              Average Sales                Average Lifting
     Fiscal Year              Price Per Mcf                 Cost Per Mcf
        Ended                    of CO2                       of CO2
     -----------              -------------                ---------------
       12/31/02                  $0.29                         $0.07
       12/31/01                  $0.33                         $0.06
       12/31/00                  $0.36                         $0.05

     Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years. The Company's CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2002 approximately 52% of the Company's CO2 gas was sold to Kinder Morgan CO2 Company, L.P. and approximately 47% to Exxon Mobil.

     Under the existing operating agreements, so long as any CO2 gas is being produced and sold from the field, the Company has the right to sell its undivided share of the production to either Kinder Morgan or Exxon Mobil and also has the right to sell such production in the spot market. During 2002 Kinder Morgan was offering a slightly higher price than Exxon Mobil, so more of the segment's production was sold to Kinder Morgan. Although there might be a slight loss of revenue if either Kinder Morgan or Exxon Mobil were lost as a customer, the Company does not believe that such loss would have a material adverse effect on the segment or on the Company.

                                      Percent of
                                     Consolidated
                                    Revenues from
        Fiscal Year                   Continuing
          Ended                       Operations
        -----------                 --------------

        12/31/02                        94.9%
        12/31/01                        73.4%
        12/31/00                        65.7%

     Productive Wells. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2002, Beard held a working interest in a total of 396 gross (0.45 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                                Number of Wells
                                            ------------------------
                   State                     Gross             Net
              --------------                -------          -------
               Colorado                        46             0.248
               New Mexico                     350             0.205
                                            -------          -------
                        Total                 396             0.453
                                            =======          =======

     Employees. As of December 31, 2002, the CO2 Segment had no employees.

     Financial Information. Financial information about the Company's CO2 gas operations is contained in the Company's Financial Statements. See Part II,
Item 8---Financial Statements and Supplementary Data.

                               OPERATIONS IN CHINA

     Background Information. In 1998 the Company opened an office in Beijing, People's Republic of China (the "PRC"). Later that year the Company formed Beard Sino-American Resources Co., Inc. ("BSAR"), an Oklahoma corporation and a wholly-owned subsidiary of Beard. In 1999 BSAR established a Representative Office in Beijing. In December 2001 BSAR formed Beijing Beard Bio-Tech
Engineering Co., Ltd. ("BTEC"), a Chinese corporation, as a wholly-owned subsidiary of BSAR to engage in business activities in the PRC.

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

     Background/Formation of ABT-Beard. The Company developed the concept of converting municipal waste into compost/organic fertilizer. In furtherance of that concept Beard contacted American Bio Tech, Inc. ("ABT"), which owns proprietary composting technology. In December of 2000 the Company and ABT formed a joint venture to market, design and construct plants utilizing the ABT composting technology in the PRC. In February of 2001 the Company and ABT formed ABT Beard, LLC ("ABT Beard") to replace the joint venture. In May of 2001 the Company and ABT entered into (i) an operating agreement governing the management and operation of ABT Beard and (ii) a license agreement which gave ABT Beard the exclusive right to exploit the ABT technology in the PRC.

     Cooperative Joint Ventures. Through BSAR, the Company has signed contracts and formed Cooperative Joint Ventures ("CJV's") or similar arrangements with various Chinese partners for the construction of three facilities and the marketing and sales of fertilizer. Two of these plants, to be located at Baoding City and the City of Handan in Hebei Province, were to have produced organic-chemical compound fertilizer ("OCCF"); the third plant was to be located in Qihe City in Shandong Province to produce an organic fertilizer from compost (no added chemical fertilizer enhancement). At Baoding City and Qihe City the Chinese partners committed to provide the funding for the facilities and the necessary financing and working capital. Through BSAR, ABT Beard was to have had an interest from inception in these two CJV's determined by BSAR's equity contribution for bringing the technology to China, and was also receive an operating fee. Progress was dependent upon the Chinese partners fulfilling their commitments, which to date has not occurred. Financing terms for the plant in the City of Handan were being negotiated when the controversy arose with ABT. All of the plants were to have used the patented composting technology of ABT. All of the projects which were under development by ABT Beard have been placed on indefinite hold until the outcome of the litigation currently in progress has been determined. (See "Termination of Business Relationship with ABT" below).

     Formulation of Product. The formulation of our product will be based on the target crops and determined by the leading soil scientists at Beijing Agricultural University and agronomists in each province. Our production will amount to less than about 5% of total fertilizer demand in each of the provinces in which we are planning to construct a facility. We believe that the sales price for our product will be commensurate with and that the quality will be superior to other similar products presently available. We expect to receive strong support for our product from these senior scientists. Based on these and other factors, we are confident that our product will be well received by the agricultural community.

     Termination of Business Relationship with ABT. In early September a controversy arose between the Company and ABT concerning their legal rights and relationships. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002 Beard filed suit against ABT in the U.S. District Court for the Western District of Oklahoma asking that the Court (i) judicially dissolve ABT Beard, (ii) order that the affairs of ABT Beard be wound up, and (iii) award the Company its costs, expenses and attorneys' fees. In January of 2003 ABT filed a counterclaim to which the Company has subsequently responded. The outcome of the litigation cannot presently be determined. Although the Company hopes to recover the other party's 50% of the total loans and accrued interest receivable of more than $1,379,000 which the Company has made to ABT Beard, we have fully impaired the receivable due to the present uncertainties of recovery, and accordingly an impairment provision in the amount of $759,000 was established in the fourth quarter of 2002. Accordingly, all of the projects which were under development in China are on indefinite hold until the outcome of the litigation has been determined. (See "Item 3. Legal Proceedings---ABT Beard Litigation" and Note 2 to the financial statements).

     Ongoing Development Efforts in China. Meanwhile, the Company is continuing to pursue new development opportunities in China. To that end, on December 12, 2002, the Company formed Beard Environmental Engineering, L.L.C. ("BEE"), a wholly-owned Oklahoma limited liability company, to serve as the joint venture partner for all of the Company's activities in China. BTEC became a wholly-owned subsidiary of BEE on that date.

     REUSE License Agreement. On February 14, 2003, BEE entered into a License Agreement with Real Earth United States Enterprises, Inc. ("REUSE") whereby BEE obtained the exclusive right and license to use the REUSE proprietary composting technology in the PRC. BEE also has the exclusive right to license or sublicense the technology in the PRC. The exclusive right is for a term of five years and will be automatically extended for additional five year periods if BEE or its affiliates have entered into written agreements for either (i) the sublicense of five plants or (ii) the sale to CJV's of five plants during the respective periods involved.

     BEE will pay a license fee prior to the start up date of each plant. For biosolid plants, such fee will be determined by the design biocell capacity of each plant. The fee for a biosolid plant will range from $125,000 to $250,000 depending upon the size of the plant. The license fee for an MSW plant will be higher due to the complexity of the plant and equipment involved. If either type of plant is later expanded, BEE will pay a supplemental license fee equal to 10% of the construction cost of the plant enhancement. BEE will also pay a quarterly royalty payment to REUSE for each metric ton of compost sold.

     Principal Products and Services. The principal products and services supplied by the Company's China Segment are the installation and construction of facilities which utilize the proprietary technology of REUSE.

     The China Segment generated its initial revenues, totaling $72,000, before taxes of approximately $10,000, in December 2001. However, since it was an unconsolidated entity in 2000 and 2001, it accounted for none of the Company's consolidated revenues from continuing operations during such years. The China Segment generated no revenues in 2002.

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

     In mid-1999 three patent applications were filed embodying the features of the invention, and starpay.com(TM), inc. ("starpay") was formed to pursue the development of the payment system. A fourth patent application was filed in November 1999 which supplemented the earlier filings. In 2000 the Patent Owners converted their ownership in the patent applications to ownership in starpay as follows: Beard (78.4%); Messner (7.6%); patent attorney (7.0%); Web site company (7.0%). starpay filed two additional patent applications in 2000 which have considerably broadened the scope and, starpay believes, the potential of its patent claims. At year-end 2001, starpay.com, l.l.c. was formed and starpay. com, inc. was merged into it. In January of 2002 the Company, in recognition of his efforts, increased Mr. Messner's interest in starpay to 15.0%, reducing the Company's interest to 71.0%.

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

     Issuance of Initial Patent; Negotiations for Exclusive License Agreement. On April 9, 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,370,514 (the "Voucher Patent") to starpay on its patent application titled "Method for Marketing and Redeeming Vouchers for use in Online Purchases." All claims submitted in this application were allowed. starpay has negotiated an exclusive license agreement with a private company. It is anticipated that this agreement will be finalized in April of 2003.

     License Agreement. On November 19, 2001, the owner (the "Patent Holder") of U.S. Patent 5,903,878, "Method and Apparatus for Electronic Commerce" (the "Patent") granted to starpay the exclusive marketing rights, with respect to certain clients (the "Clients") which starpay has identified to the Patent
Holder, for security software and related products and applications. starpay believes that this alliance strongly enhances its intellectual property portfolio of electronic payment technologies. The Patent addresses payer and transaction authentication in many forms. These include, but are not limited to, performing a payer query for authentication and transaction consent verification, as well as, chaining split transactions into an integrated verifiable unique transaction authenticating the user and the transaction attributes in the process. starpay believes the claims in this Patent are unique and will provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields.

     On March 20, 2002, starpay's marketing rights with respect to its Clients were broadened to include the right to litigate on behalf of the Patent Holder all patent claims in relation to the Patent and related foreign applications or patents. Any settlement and/or judgment resulting from starpay's prosecution of Patent claims will be shared 50/50 or 25/75 between starpay and the Patent Holder (depending upon who the infringing party may be) following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims.

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

     We have identified two major credit card industry entities who have payment systems utilizing technology very similar to the authentication protocols embodied in this Patent and/or our pending patent claims. We have also identified two key entities in enabling mobile e-commerce that are currently implementing payment systems using an authentication protocol very similar to the patent to which we have marketing rights. starpay is currently assessing all of these situations looking toward the possibility of generating licensing opportunities with each.

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

                                  RISK FACTORS

Net Losses, Limited Liquidity and Capital Resources

     The Company has suffered net losses during each of the last five years. Because of losses incurred in the fourth quarter of 2001, the Company's net worth became negative as of December 31, 2001, and the deficiency increased to ($4,833,000) at year-end 2002. Receipt of the anticipated McElmo Dome settlement will materially reduce the deficiency. However, the Company will still have a negative net worth, the amount of which will depend upon the additional losses sustained before the settlement is received. The Company's business will continue to require substantial expenditures. There is no certainty that the Company will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Impact of Recent Writeoffs

     The Company's balance sheet was severely impacted in 2002 as a result of being required to impair long-lived assets in the amount of $1,561,000 and to impair investments and other assets in the amount of $872,000. The resulting impairment of $2,433,000 increased the common shareholders' deficiency from ($2,400,000) to ($4,833,000), more than doubling the deficiency. As a result, even assuming the Company receives the anticipated Settlement of more than $3,900,000, it will still have a deficiency. Such deficiency may reduce the Company's ability to borrow funds and impact its ability to achieve profitability in the future.

Failure to Receive or Delay in Receiving the Settlement

     In the event the McElmo Dome Settlement should be overturned it would severely diminish the Company's liquidity and its efforts to achieve profitability. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and capital resources---Liquidity"). An appeal has been filed with the U.S. Supreme Court which will delay the Settlement, and there is the possibility that the Court could overturn the Settlement. (See "Item 1. Business---Recent Developments---McElmo Dome Litigation" and "Item 3. Legal Proceedings--- McElmo Dome Litigation").

History of Delays in Finalizing New Coal Projects

     The Company has experienced delays in the past in finalizing its new coal projects. The Company may experience additional delays in the future. No definitive contracts have been signed yet in connection with the projects currently under development in the Coal Segment. Additionally, financing has yet to be arranged for these projects. Continued delays in finalizing the Company's new coal projects may have a material adverse effect on the Company.

History of Delays in Finalizing Projects in China

     The Company has experienced delays in the past in finalizing projects in China. The Company may experience additional delays in the future. No definitive contracts have been signed yet in connection with the projects currently under development in the China Segment. Additionally, financing has yet to be arranged for these projects. Continued delays in finalizing the Company's new projects in China may have a material adverse effect on the Company.

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

     o The ABT Beard litigation currently in progress could hinder the China Segment's ability to finance future projects until the litigation is resolved; an unfavorable conclusion to the litigation could impact the segment's ability to move forward with any projects.

                           OTHER CORPORATE ACTIVITIES

     Other Assets. Beard also has a number of other assets and investments which it is in the process of liquidating as opportunities materialize. Such assets consist primarily of a convenience store location with related property, plant, and equipment, an iodine extraction plant and related equipment, brine collection wells, drilling rig components and related equipment, land and improvements, wastewater storage tanks, a real estate limited partnership in which the Company is a limited partner and other miscellaneous investments. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities. Beard's recorded value for these other assets is less than or equal to their estimated fair value.

     Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2003, at a current annual rental of $83,000. In addition, Beard's subsidiaries lease space at other locations as required to serve their respective needs.

     Employees. As of December 31, 2002, Beard employed 20 full time and six part time employees in all of its operations, including five full time employees and three part time employees on the corporate staff.

(d) Financial information about foreign and domestic operations and export sales.

     See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2. Properties.

     See Item 1(c) for a description of properties.

Item 3. Legal Proceedings.

     Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, the Company is a plaintiff in a lawsuit where the Company's share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2002. See "McElmo Dome Litigation" below. It is also plaintiff in another lawsuit which seeks judicial dissolution of a subsidiary. The defendant has filed an answer and asserted counterclaims against the Company, several subsidiaries and three of the officers thereof. The Company and the other defendants have filed an answer denying liability and intends to vigorously defend such claims. See "ABT Beard Litigation" below.

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

     Plaintiffs in the litigation are small share CO2 working interest owners, CO2 royalty owners and CO2 overriding royalty interest owners all of whom have contract interests in the value of the CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations" at pages 9-12). Plaintiffs' complaint alleges damages against the defendants caused by defendants' wrongful determination of the value of CO2 produced from the Field and the corresponding wrongful underpayment to Plaintiffs. The complaint further alleges that Shell and Mobil are (1) the dominant producers of CO2 from the Field; (2) partners owning defendant Cortez; (3) users of CO2 produced from the Field in west Texas for the production of crude oil; and that SWEPI is for all practical purposes the alter ego of Shell and thus liable to the same extent as Shell.

     A Settlement Agreement (the "Agreement") was signed among the attorneys for the Plaintiffs and the Defendants on September 24, 2001. On May 6, 2002, Judge Weinshienk of the Colorado District Court issued a final judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash (the "Settlement") be established to settle the litigation. Shortly thereafter 11 objecting class members (the "Objectors") who collectively are entitled to receive approximately $106,500 net of expenses under the Settlement filed appeals to the final approval of the Settlement. On December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 6, 2002 decision of the Colorado District Court which approved the Settlement, the allocation thereof, attorneys' fees and other matters.

     On March 24, 2003, the Objectors filed a Petition for Certiorari asking the U.S. Supreme Court for review. (See "Recent Developments---McElmo Dome Litigation"). The U.S. Supreme Court takes very few cases and our counsel think it is unlikely that the Court would have any interest in this case. If the U.S. Supreme Court denies the petition, the Settlement is expected to be final between early May and late June of 2003, meaning the distribution of Settlement funds can begin at that time according to the terms of the Settlement Agreement.

     Distribution of the proceeds will be delayed until the petition to the U.S. Supreme Court has been decided. The Company believes the Settlement will be concluded in the time frame indicated above with anticipated proceeds to the Company in excess of $3.9 million including interest. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. The appeal to the Supreme Court could ultimately cause the Settlement to be overturned. We believe such an outcome is unlikely.

     The Company has expensed all of its share, totaling $450,000 from 1996 through year-end 2002, of the costs of the litigation. Accordingly, any Settlement proceeds flowing to Beard will result in net income, except for alternative minimum taxes which are not expected to exceed 2% in total. Beard's share of any Settlement will not be subject to Federal or Colorado income tax due to the Company's NOL's. (See Note 11 to the Company's Financial Statements).

     ABT Beard Litigation. In early September a controversy arose between the Company and ABT concerning their legal rights and relationship. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. Accordingly, in November of 2002, the Company filed suit against ABT in the United States District Court for the Western District of Oklahoma, styled The Beard Company and ABT Beard, L.L.C. (the "LLC") v. American Bio-Tech, Inc. ("ABT"), Case No. CIV-02-1392, seeking the Court to: (i) judicially dissolve the LLC; (ii) order that the affairs of the LLC be wound up; and (iii) award the Company its costs, expenses and attorneys' fees. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against Beard Sino-American Resources Co., Inc., Beijing Beard Biotech Engineering Co., Inc., Cambridge/ABT Beard Handan Venture, L.L.C., William M. Beard, Riza E. Murteza and Mark E. Voth for: (i) fraud; (ii) breach of fiduciary duty; (iii) breach of loyalty; (iv) an accounting and imposition of a constructive trust; (v) breach of the ABT Operating Agreement; (vi) violation of the Oklahoma Uniform Trade Secrets Acts; (vii) federal service mark infringement; (viii) common law unfair competition; (ix) violation of the Oklahoma Deceptive Trade Practices Act; (x) unjust enrichment; (xi) conversion;
(xii) common law conspiracy; and (xiii) dissolution of ABT. ABT seeks an unspecified amount of direct, incidental, consequential, punitive, and treble damages, plus attorneys' fees and costs and injunctive relief.

     Discovery has not yet commenced in the lawsuit, and the outcome of this litigation cannot be determined. On its claim against ABT, the Company hopes to recover loans of more than $700,000 that were made to ABT, plus accrued interest. Because of the uncertainty of the outcome, an impairment provision in the amount of $759,000 was established in the fourth quarter of 2002 to write off the loan, the accrued interest, and the Company's investment in all of the LLC's projects. On the counterclaims and third party claims asserted by ABT, the Company and third-party defendants have filed an answer denying liability and intend to vigorously defend the claims. All of the projects that were under development by the LLC have been placed on indefinite hold until the outcome of the litigation has been determined.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.

(a)  Market information.

     The Company's common stock trades on the OTC Bulletin Board ("OTCBB")(A) under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

               2002                    High              Low
          --------------             --------          -------
          Fourth quarter               $1.04            $0.01
          Third quarter                 1.75             0.10
          Second quarter                2.55             0.40
          First quarter                 0.99             0.40

              2001                     High              Low
          --------------             --------          -------

          Fourth quarter               $1.03            $0.03
          Third quarter                 1.50             0.05
          Second quarter                1.15             0.12
          First quarter                 0.75             0.125

---------------

(A) The reported quotations were obtained from the OTCBB Web Site. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b)  Holders.

     As of February 28, 2003, the Company had 432 record holders of common stock.

(c)  Dividends.

     To date, the Company has not paid any cash dividends. The payment of cash dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. The Company intends to employ its earnings, if any, primarily in its coal reclamation activities and does not expect to pay cash dividends for the foreseeable future. The Certificate of Designations of the Beard Preferred Stock does not preclude the payment of cash dividends. The Certificate provides that, in the event the Company pays a dividend or other distribution of any kind, holders of the Preferred Stock will be entitled to receive the same dividend or distribution based upon the shares into which their Preferred Stock would be convertible on the record date for such dividend or distribution.

Item 6.  Selected Financial Data.

     The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 33 of this report.

                                                  2002            2001             2000           1999              1998
                                                  ----            ----             ----           ----              ----
                                                                  (in thousands, except per share data)
Statement of operations data:
   Revenues from
      continuing operations                   $    469        $    602         $    717      $    1,421       $    9,238

   Interest income                                 119             177              136             228              400

   Interest expense                               (400)           (207)             (60)           (170)            (964)

   Loss from continuing operations              (4,391)         (1,453)          (1,392)         (1,571)             (89)

    Loss from discontinued operations             (223)           (868)(a)       (1,637)         (1,828)(b)       (3,768)(c)

   Net loss                                     (4,614)         (2,321)          (3,029)         (3,399)          (3,857)

   Net loss attributable to
      common shareholders                       (4,614)         (2,321)          (3,029)         (3,399)          (3,857)

   Net loss per share - basic and diluted:
         Loss from continuing operations         (2.40)          (0.79)           (0.76)          (0.86)           (0.05)
         Loss from discontinued operations       (0.12)          (0.48)           (0.90)          (0.99)           (1.97)
         Net loss                                (2.52)          (1.27)           (1.66)          (1.85)           (2.02)

Balance Sheet Data:
   Working capital                                (284)             281            (159)             981            5,378

   Total assets                                  1,264            4,058           5,087            6,804           37,337

   Long-term debt (excluding
       current maturities)                       4,241            2,513           1,428               13           25,780

   Redeemable preferred stock                      889              889             889              889              889

    Total common shareholders' equity
       (deficiency)                             (4,833)            (344)          1,883            4,666            8,387
---------------

(a)  In March 2001, the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon  contamination.  In May 2001, the fixed assets of the 50%-owned  subsidiary  involved in natural gas well testing  operations  were sold. In August 2001, the
     Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued.  (See note 3 of notes to financial  statements).

(b)  In December 1999,  the Management  Committee of North  American  Brine  Resources  ("NABR")  adopted a formal plan to discontinue the business and dispose of its assets.  Beard had a 40% ownership  interest in NABR, which was accounted for under the equity method and represented Beard's entire brine extraction/iodine  manufacturing segment operations.
     Beard's share of NABR's operating results have been reported as discontinued for all periods  presented.  (See note 3 of notes to financial statements).

(c)  In August 1998, Beard adopted a plan to discontinue the Other E/S Operations.  In April 1999, Beard adopted a plan to discontinue its interstate  travel  facilities  ("ITF")  segment.  The results of operations and estimated  losses to discontinue the Other E/S Operations and the ITF segment,  including an estimated loss on disposition,  were reported as discontinued operations in 1998. (See note 3 of notes to financial statements).

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

Overview

     General. In 2002 the Company operated within the following operating segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc. The e-Commerce Segment is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     The Company's continuing operations have reflected losses of $4,391,000, $1,453,000, $1,392,000, $1,571,000 and $89,000 in 2002, 2001, 2000, 1999 and
1998, respectively.

     Beginning in 1999 the Company started discontinuing the operations of those segments that were not meeting their targeted profit objectives. This ultimately led to the discontinuance of the Company's ITF, BE/IM, WS and ER Segments. Such discontinued operations have reflected losses of $223,000, $868,000, $1,637,000, $1,828,000 and $3,768,000, in 2002, 2001, 2000, 1999 and 1998, respectively. See
"Discontinued Operations" below.

     The Company is now focusing its primary attention on the McElmo Dome litigation, together with the Coal, China and e-Commerce Segments, which it believes have significant potential for growth and profitability.

     The Company has other operations, including various assets and investments that it has been liquidating as opportunities have materialized.

     The results of operations for 2002, 2001 and 2000 were severely impacted by the termination of a major contract, which had guaranteed the Company a minimum operating profit of $100,000 per month, on January 31, 1999. Termination of this contract (see "Coal Reclamation Activities---The MCN Projects") was especially discouraging since it came at a time when the Coal Segment had just established itself as the world's largest operator of coal reclamation facilities. The result was a sharp decline in the Coal Segment's revenues---from $8,585,000 in 1998 down to $12,000 in 2002---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $508,000 in 1999, $625,000 in 2000, $544,000 in
2001  and  $2,105,000  in  2002.  $1,516,000  of the  2002  loss  resulted  from impairment of long-lived assets within the segment.

     Operating profit of the CO2 Segment in 2002 decreased $22,000 from the prior year, primarily as a result of higher production costs. As a result of the deterioration in relations between the Company and its previous partner in conducting operations in China, the Company reported the results of operations for the last month of 2002 as an operating segment and, for the first 11 months of 2002, through the affiliate which is included in equity in earnings of unconsolidated affiliates. The segment incurred an operating loss of $63,000 for the last month of 2002 and reported a loss in earnings of unconsolidated affiliates of $357,000. The e-Commerce Segment also had no revenues in 2002, but incurred $15,000 less SG&A expenses than in the prior year as it continued its pursuit of strategic alliances. The segment's operating loss increased $30,000 to $202,000 in 2002 as a result of a $45,000 impairment of intangible assets. The operating loss from corporate activities at the parent company level increased $9,000. The Company's total net loss increased $2,298,000 to $4,614,000 primarily as a result of the $2,374,000 increase in impairments during 2002.

     Operating profit of the CO2 Segment in 2001 decreased $43,000 from the prior year, primarily as a result of a slight decrease in prices for CO2 and higher operating costs. Beginning in 2001 the results of operations of the China Segment, which had no revenues in such year, were conducted through an unconsolidated affiliate. The segment incurred an operating loss of $300,000 in 2001 which is included in equity in earnings of unconsolidated affiliates. The e-Commerce Segment also had no revenues in 2001, but incurred $103,000 less SG&A expenses than in the prior year as it cut back its pursuit of strategic alliances pending the issuance of patents. The operating loss from corporate activities at the parent company level decreased $107,000 as the Company continued to cut costs. The Company's total net loss decreased $708,000 to $2,321,000, reflecting the $769,000 decrease in losses from discontinued operations.

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

     The recurring net losses and overall declines in financial condition and liquidity raise substantial doubts about the Company's ability to continue as a going concern, as expressed in the independent auditors' opinion on page 35.

Liquidity and capital resources

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows used in operations during 2002, 2001 and 2000 were $(1,789,000), $(1,243,000), and $(2,552,000), respectively, while capital additions from continuing operations were $77,000, $71,000, and $422,000, respectively, as indicated in the table below:

                          2002              2001               2000
                          ----              ----               ----
Coal                        $  7,000           $ 17,000         $ 371,000
Carbon dioxide                62,000             17,000             4,000
e-Commerce                         -                 -              8,000
Other                          8,000             37,000            39,000
                     ---------------- ------------------ -----------------
              Total         $ 77,000           $ 71,000         $ 422,000
                     ================ ================== =================

     Capital additions in the discontinued WS Segment were $9,000 and $38,000 in 2002 and 2000, respectively. Capital additions in the discontinued ITF Segment were $13,000 in 2000.

     The Company's 2003 capital expenditure budget has tentatively been set at zero. This does not include an estimated $6,120,000 of plant costs which may be incurred by the Coal Segment for the project expected to start in such year subject to the availability of financing. It also excludes the cost of any composting plants in China. It is anticipated that any composting plants will be separately financed by each Cooperative Joint Venture ("CJV") with Beard Environmental Engineering, L.L.C. selling the plants on a turnkey basis to the respective CJV's and having a residual interest in each CJV after payout.

     Liquidity. The Company's activities in 2000 and 2001 were primarily funded by a bank line of credit, by loans from related parties, by repayments on notes receivable related to our operations in Mexico and by the sale of assets. The Company's activities in 2002 were primarily funded by loans from related parties and by the proceeds from a private placement of notes and warrants. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas, demand for the construction of facilities in China using the proprietary technology of Real Earth United States Enterprises, Inc. and the e-Commerce Segment's success in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     During 2002 the Company reduced its working capital by $565,000 from $281,000 at year-end 2001. The Coal Segment used $8,000 to purchase equipment and $569,000 to fund operating losses. The China Segment required $585,000 to fund net advances for operations. The discontinued BE/IM, ITF and WS Segments absorbed $88,000, $85,000 and $50,000, respectively, in 2002, 2001 and 2000 to fund their operations while the Company sought buyers for the remaining assets. Another $157,000 was used to fund the startup activities of the e-Commerce Segment. Other corporate activities utilized approximately $900,000 of working capital. The bulk of these expenditures were funded by a $1,556,000 increase in debt, $342,000 from the sale of assets, $188,000 from payments on notes receivable, and $334,000 from the sale of carbon dioxide.

     As a result, at December 31, 2002, the Company was in a negative working capital position with working capital of $(284,000), and a current ratio of 0.67 to 1.

     The Company incurred losses from continuing operations totaling $8,896,000 during the past five years. The Company generated net losses totaling $17,220,000 during such period. The discontinued interstate travel facilities and natural gas well servicing businesses accounted for $3,650,000 and $2,397,000, respectively, of the losses, but those problems are now behind us and management expects to dispose of their remaining assets in 2003. The discontinued iodine business impacted earnings in the amount of $642,000 during the last five years, including $199,000 the last two years, but again, those problems are behind us, and management expects to dispose of its remaining assets in 2003.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. The segment has entered into a memorandum of understanding on one of these projects and expects, despite repeated delays, to reach a definitive agreement on the project during the second quarter of 2003. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing for the project. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

     After more than four years of development activity by the China Segment, and just when it appeared that its efforts were finally starting to bear fruit, we had a "falling out" with our technology partner and have filed suit to terminate our business relationship. (See "Item 1. OPERATIONS IN CHINA---Termination of Business Relationship with ABT" and "Item 3. Legal Proceedings---ABT Beard Litigation"). Accordingly, all of the projects which were under development in China are on indefinite hold. The segment has obtained an exclusive license agreement for another technology in China (see "Item 1. Recent Developments---REUSE License Agreement") and is now pursuing new projects. Negotiations are in progress on the first of these, and there is ample room and an adequate market for a number of such projects in the same area.

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On December 24, 2002 the Tenth Circuit Court of Appeals affirmed the decision of the Colorado District Court which approved the Settlement. On March 24, 2003 parties who objected to the Settlement filed a petition with the U.S. Supreme Court. If the Supreme Court denies the petition, the Settlement is expected to become final between early May and late June of this year with anticipated proceeds to the Company in excess of $3.9 million. Although it is possible the Court could overturn the Settlement, our counsel believes such possibility is remote. (See "Item 1. Recent Developments---McElmo Dome Litigation" and "Item 3. Legal Proceedings---McElmo Dome Litigation").

     In 2000 the Company supplemented its $300,000 credit line with a commercial bank by arranging for borrowings of up to $1,500,000 from affiliates of a related party. The long-term line of credit from the related party was increased to $2,600,000 in January of 2002 and to $3,000,000 in October of 2002 to provide additional working capital, and was supplemented by a $150,000 short-term line of credit from the same party in November of 2002. The Company recently completed the private placement of $600,000 of subordinated notes due April 1, 2004, with warrants, to provide additional working capital and improve liquidity and to "bridge the gap" until the Settlement funds are distributed or until contemplated Coal and China projects achieve positive cash flow. (See "Item 1. Recent Developments---Private Placement of Notes and Warrants"). In addition, the Company will be disposing of the remaining assets from the discontinued ITF, BE/IM and WS Segments and can sell certain other assets to generate cash if necessary.

     Selected liquidity highlights for the Company for the past three years are summarized below:

                                                            2002                2001                2000
                                                            ----                ----                ----
Cash and cash equivalents                                $  79,000            $  55,000          $  31,000
Accounts and other receivables, net                        133,000              157,000            320,000
Assets of discontinued operations held for resale          343,000              764,000          1,480,000
Trade accounts payable                                     138,000              120,000            118,000
Liabilities of discontinued operations held for resale     125,000              321,000            500,000
Current maturities of long-term and short-term debt        419,000              307,000             17,000
Long-term debt                                           4,241,000            2,513,000          1,400,000
Working capital                                           (284,000)             281,000          1,116,000
Current ratio                                            0.67 to 1            1.32 to 1          2.39 to 1
Net cash used in operations                             (1,789,000)          (1,243,000)        (2,552,000)

     In 2002, the Company had positive cash flow of $24,000. Operations of the Coal, China, and e-Commerce Segments and the discontinued W/S, ITF and E/R Segments resulted in cash outflows of $1,473,000. (See "Results of operations---Other corporate activities" below).

     The Company's investing activities provided cash of $45,000 in 2002. Proceeds from the sale of assets provided cash of $334,000 and payments on notes receivable provided cash of $188,000. Net distributions from the Company's investment in Cibola provided cash of $160,000. Acquisitions of property, plant and equipment and intangible assets used $70,000 of the cash outflow, while (i) investments in and (ii) loans to a partner in the China Segment and the discontinued W/S Segment utilized cash of $606,000.

     The Company's financing activities provided cash flows of $1,768,000 in 2002. The Company received $2,344,000 from its borrowings and utilized $474,000 for payments on lines of credit and term notes.

     At year-end 2002 the Company had fully utilized the parent company's $300,000 bank line of credit which matures on May 15, 2003. At December 31, 2002 the Company had also utilized all of a $3,000,000 line of credit from a related party which bears interest at 10% until maturity at January 3, 2005, and had utilized $110,000 of a short-term $250,000 line of credit from the same party which bears interest at 10% until maturity at October 31, 2003. This short-term line of credit was paid down to zero and the bank line of credit was paid down to $500 from the net proceeds of the $600,000 private placement of notes and warrants completed by the Company on February 21, 2003 (see "Item 1---Recent Developments---Private Placement of Notes and Warrants"). The Company believes that cash and available credit, together with proceeds from the sale of assets, will be adequate to meet the Company's liquidity needs, including anticipated requirements for working capital, until the McElmo Dome settlement has been received.

     Effect of Recent Developments on Liquidity. The Company's debt-to-equity ratio, which stood at 0.77 to 1 at year-end 2000, had deteriorated to 2.20(A) to 1 at year-end 2001 and to 11.07(A) at year-end 2002. Consolidated debt, which totaled $1,458,000 at year-end 2000, increased to $2,820,000 at year-end 2001 and to $4,660,000 at year-end 2002. The recently completed sale of $600,000 of subordinated notes enabled the Company to pay down its bank debt and a portion of its present indebtedness with a related party. This should give the Company ample working capital to operate until the Settlement funds are distributed or until contemplated Coal and China projects achieve positive cash flow. In addition, the Company will be disposing of the remaining assets from the discontinued ITF, BE/IM and WS Segments and can sell certain other assets to generate cash if necessary.

---------------
(A) Computed by using the market value of the equity in the denominator of the equation. Using the negative equity for the respective periods would result in ending up with meaningless numbers.

Results of operation

     General. The period from 1997 to 2002 has been a time of transition for the Company. In 1997 the Company divested itself of its real estate construction and development activities, sold its dry ice manufacturing and distribution business, and restructured its E/RR Segment, shifting its principal focus to coal reclamation and discontinuing most of its environmental services activities. The Company made a brief and unsuccessful foray into the interstate travel business in 1998, which it discontinued in 1999. That same year the decision was made to discontinue the operations of a 40%-owned joint venture engaged in the extraction, production and sale of crude iodine. In 2001 the ER and WS Segments were discontinued. As a result, the corporate staff is now focusing most of its attention on the management of the Coal, China and e-Commerce Segments, which we believe hold the greatest potential for future growth and profits.

     The CO2 Segment's operating results remain profitable; the degree of profitability primarily reflecting changes in demand due to fluctuations in oil pricing. The China Segment experienced a setback in late 2002 as the result of a controversy with our technology partner. (See "Item 1. Recent Developments---ABT Beard Litigation" and "Item 3. Legal Proceedings--- ABT Beard Litigation"). We have subsequently entered into an exclusive licensing arrangement for a new technology which is expected to improve the economics of this segment in the future assuming the segment is successful in its efforts to develop and finance new projects. (See "Item 1. Recent Developments---REUSE License Agreement"). The e-Commerce Segment is experiencing the normal problems and delays encountered when starting new businesses. In addition, the Company continues to liquidate assets which no longer fit the Company's strategic objectives. Operating profit
(loss) for the last three years for the Company's remaining segments is set forth below:

                                          2002              2001              2000
                                          ----              ----              ----
Operating profit (loss):
     Coal                              $ (2,105,000)  $   (544,000)  $   (625,000)
    Carbon dioxide                          291,000        313,000        356,000
    China                                   (63,000)             -       (400,000)
    e-Commerce                             (202,000)      (172,000)      (275,000)
                                       -------------- -------------- --------------
                           Subtotal      (2,079,000)      (403,000)      (944,000)
   Other - principally corporate           (978,000)      (969,000)    (1,076,000)
                                       -------------- -------------- --------------
                        Total          $ (3,057,000)  $ (1,372,000)  $ (2,020,000)
                                       ============== ============== ==============

     Following is a discussion of results of operations for the three-year period ended December 31, 2002.

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

     The MCN Projects generated none, none and 35% of the Coal Segment's 2002, 2001 and 2000 revenues, respectively. Operating revenues in this segment were $12,000, $137,000 and $215,000 in 2002, 2001 and 2000, respectively. Operating costs  decreased to $458,000 in 2002 from $524,000 in 2001 from $663,000 in 2000 and from $1,064,000 in 1999. SG&A expenses decreased $19,000 to $123,000 in 2002 from $142,000 in 2001 and from $158,000 in 2000. The decrease in costs in 2002 and 2001 reflects the effect of the termination of the MCN Projects. The segment produced an operating loss of $2,105,000 in 2002, $544,000 in 2001 and $625,000 in 2000. The 2002 operating loss included $1,516,000 of impairment of long-lived assets.

     Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment were $445,000, $442,000 and $471,000 in 2002, 2001 and
2000, respectively, while operating profits totaled $291,000, $313,000 and $356,000, respectively, for the three years. CO2 net sales volumes were 1,514,000 Mcf, 1,327,000 Mcf and 1,319,000 Mcf, in 2002, 2001 and 2000,
respectively. The increase in sales volumes were nearly offset by a decrease in price resulting in virtually the same revenue amounts for 2002 compared to 2001. Operating expenses increased $21,000 to $117,000 in 2002 compared to $96,000 in 2001. As a result, operating profits decreased $22,000 to $291,000 in 2002. The decrease in revenues and operating profits in 2001 versus 2000 was due to a slight increase in net sales volume which was more than offset by a decrease in prices received for CO2.

     China. In 1998 the Company activated Beard Sino-American Resources Co., Inc. ("BSAR") to pursue coal reclamation opportunities in China. Due to changes in the political and business environment in China, BSAR shifted its direction in 1999. Coal reclamation activities were suspended and BSAR focused all of its attention on the installation and construction of facilities utilizing the ABT composting technology. During 2001 and the first 11 months of 2002, the operations of this segment were conducted through an unconsolidated affiliate. BSAR had no revenues in 2002, 2001 or 2000, and recorded $58,000 and $400,000 of SG&A expenses, respectively, in 2002 and 2000 while pursuing its various marketing efforts. The Company recorded an operating loss of $63,000 attributable to its operations in China, along with losses of $357,000 in equity in operations of unconsolidated affiliates for the first 11 months of 2002. For the year 2001, the segment incurred a loss of $289,000 which is included in equity in operations of unconsolidated affiliates discussed below.

     e-Commerce. In early 1999, the Company began developing its proprietary concept for an Internet payment system through starpay.com, inc., now starpay.com, l.l.c. ("starpay"). starpay had no revenues in 2002, 2001 or 2000, and recorded $151,000, $167,000 and $272,000 of SG&A expenses, respectively, in such years. The segment recorded $45,000 of impairment of intangibles in 2002, increasing its operating loss for such year to $202,000. In 2001 starpay shifted its focus from the development of its technology to concentrate on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $978,000 in 2002, $969,000 in 2001 and $1,076,000 in 2000. The operating loss increased $9,000 in 2002 compared to 2001 due to slight increases in certain SG&A expenses. The operating loss decreased $107,000 in 2001 compared to 2000 primarily as a result of lower fees for legal, accounting and other professional services.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased to $1,204,000 in 2002 from $1,232,000 in 2001 and from $1,480,000 in 2000. The reduction was partly attributable to the Coal Segment, which incurred SG&A expense of $123,000, $142,000, and $158,000 in 2002, 2001, and 2000, respectively. The decreases reflect lower staffing costs required to meet the demands of the projects undertaken in place of the MCN Projects. SG&A expense incurred by the China Segment during 2000 increased to $400,000 from $279,000 in 1999 as the segment expanded its marketing efforts. For the year 2001 and the first 11 months of 2002, those activities were being conducted through an unconsolidated affiliate and are reflected elsewhere. The China Segment incurred $58,000 in SG&A expenses for the month of December, 2002, as the Company changed the vehicle in which it conducts business in China from an unconsolidated entity back to wholly-owned subsidiaries. SG&A expense incurred by the e-Commerce Segment decreased in 2002 to $151,000 from $167,000 in 2001 and from $272,000 in 2000 reflecting the segment's level of marketing activity. Other corporate SG&A decreased to $870,000 in 2002 from $924,000 in 2001 and from $1,048,000 in 2000. The $54,000 decrease for the year 2002 compared to 2001 was attributable primarily to reductions in professional fees associated with the McElmo Dome litigation. The year 2001 decreased $124,000 compared to 2000 primarily due to decreases in professional fees, in Company benefits and to changes in the level of costs incurred as the Company pursued investment opportunities that failed to materialize.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased $54,000 to $144,000 in 2002 compared to 2001 and $6,000 to $90,000 in 2001 compared to 2000 due primarily to increases in intangible assets associated with the issuance of the 10% subordinated debt and in property, plant and equipment in the Coal Segment.

     Impairment of long-lived assets. In 2002 the Company recognized $1,561,000 of impairment of long-lived assets as required by FASB No. 144. Impairments related to assets in the Coal and e-Commerce Segments totaled $1,516,000 and $45,000, respectively. No such impairments were required in either 2001 or 2000.

     Interest income. Interest income decreased $58,000 to $119,000 in 2002 from $177,000 in 2001. The decrease is primarily the result of the decision made at year-end 2001 to cease charging interest on a loan to the 50%-owned entity involved in operations in Mexico when it became apparent the entity could no longer repay the note. Interest income increased $41,000 to $177,000 from $136,000 in 2000. The increase for 2001 reflects the income on loans to its partners in Mexico and China.

     Interest expense.  Interest expense increased  $193,000 in 2002 to $400,000 from $207,000 in 2001. Interest expense increased $147,000 in 2001 to $207,000 from $60,000 in 2000. The higher expense in 2002 and 2001 reflects the increased level of debt in each year as the Company borrowed to meet operating needs and to fund the China ventures.

     Equity in earnings of unconsolidated affiliates. The Company's equity in earnings of unconsolidated affiliates reflected a loss of $238,000 for 2002 compared to a loss of $167,000 for 2001 and earnings of $235,000 in 2000. The Company's equity in the operating losses of its affiliate in China reflected a loss of $312,000 for 2001, the first year of conducting the operations in China in this format, and a loss of $357,000 for the first 11 months of 2002. Effective at the close of November, 2002, and as a result of the disagreement with our partner over operations in China, the Company began recording the results of operations as an operating segment. Offsetting the Company's share of the losses of the affliate in China was the Company's share of the earnings of Cibola Corporation ("Cibola"). Although the Company owns 80% of the common stock of Cibola, it does not have operating or financial control of this gas marketing subsidiary. Cibola, formed in 1996, contributed $123,000, $142,000 and $237,000 of pre-tax net income to the Company for fiscal years 2002, 2001 and 2000, respectively, pursuant to a tax sharing agreement. Such income was down in 2001 and 2002 due to capital losses incurred on Cibola's investments.

     Gain on sale of assets. Gains on the sale of assets totaled $27,000 in 2002, $81,000 in 2001 and $298,000 in 2000. Such gains reflected proceeds from the sale of certain assets that are in the process of being liquidated. Most of the increase in 2000 resulted from the sale of the Company's interest in a real estate limited partnership which generated a gain of $194,000.

     Impairment of investments and other assets. In 2002, 2001 and 2000 the Company recognized $872,000, $41,000 and $71,000, respectively, for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets. The large increase in 2002 is due primarily to the $759,000 impairment of its net investment in its 50%-owned subsidiary in China.

     Income taxes. The Company has approximately $60.1 million of net operating loss carryforwards and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards before they begin to expire in 2004. At December 31, 2002 and 2001, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes (refunds) of ($31,000), ($73,000) and $8,000 for 2002, 2001 and
2000, respectively. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

     Discontinued operations. In 1999 the Company adopted a plan to dispose of Interstate Travel Facilities, Inc., whose activities had previously been conducted as the "ITF" Segment. Such operations were initially reflected as discontinued in 1998 and the Company recorded losses for the ITF Segment totaling $2,419,000 that year. The majority of the assets of the ITF Segment were disposed of in 1999 and the Company recorded an additional charge of $434,000 that year. The Company recorded additional losses of $591,000, $121,000 and $85,000 in 2000, 2001 and 2002, respectively, related to such discontinued operations. The Company sold one of the two remaining convenience stores with related property, plant and equipment on November 12, 2002 for $169,000 after commissions and other settlement charges. At year-end 2002, the discontinued ITF Segment had $147,000 of assets remaining, consisting primarily of a convenience store with related property, plant, and equipment, and liabilities totaling $2,000 consisting primarily of trade payables. The remaining convenience store along with related assets is under contract for sale for $146,000, after commissions and other selling expenses, and is due to be closed prior to May 31, 2003. See Note 4 to the financial statements.

     In 1999 the Management Committee of North American Brine Resources ("NABR") made the decision to terminate the business of the joint venture and liquidate its assets. NABR's operations had previously comprised the Company's brine extraction/iodine manufacturing segment. Beard owned 40% of NABR, which was not a consolidated entity and had previously been accounted for as an equity investment. Beard's share of NABR's losses totaled $622,000 in 1999. The joint venture was dissolved in September of 2000, and the Japanese partners received their final distribution of cash in December, 2000, with the Company taking over the remaining assets and liabilities. The segment's larger plant was shut down in September 2000 and the Company is now working to dispose of its equipment. In 2000, the Company recorded income of $179,000 which represented the excess of the amounts received by the Company over the remaining basis of the Company's investment in the joint venture. In 2001, the Company recorded losses of $111,000 related to the operations of the smaller plant. In 2002, the Company recorded losses of $88,000 related to the operations of the smaller plant which was sold effective July 31, 2002. The sale will eliminate future operating losses after such date. At year-end 2002, the significant assets related to NABR's operations consisted primarily of plant and equipment with an estimated net realizable value of $33,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses of $65,000 related to the shutdown of the remaining plant. See Note 4 to the financial statements.

     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations in the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. The Company received $86,000 of the holdback later that year and received an additional $35,000 in 2002. The remainder of the holdback was offset by legal expenses incurred by the purchaser in order to clear title to a portion of the equipment. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment. Beard's share of operating losses from the discontinued segment in 2001 totaled $619,000. Beard's share of operating losses from the 50%-owned company (accounted for as an equity investment) were $393,000. The remaining $226,000 of losses in 2001 were associated with the operations of the sand separator company. These losses included a $107,000 loss incurred on the sale of the five sand separators owned by the wholly-owned subsidiary of the Company. Beard's share of operating losses from the discontinued segment were $50,000 in 2002, including $18,000 from the 50%-owned company and $32,000 from sand separator company. At year-end 2002, the significant assets related to the discontinued segment's operations consisted primarily of equipment with an estimated net realizable value of $144,000. The significant liabilities related to the segment's operations consisted primarily of trade payables of $21,000 and accrued expenses of $38,000. See Note 4 to the financial statements.

     In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2002, 2001 or 2000. ISITOP's operating losses totaled zero, $17,000 and $142,000 for 2002, 2001 2000, respectively. ISITOP had no significant assets or liabilities at December 31, 2002.

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

Impact of Recently Adopted Accounting Standards

     FASB Statement No. 144. In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets covered by the statement include those to be held and used or to be disposed of, such as assets under capital leases of lessees, assets subject to operating leases of lessors, and prepaid assets. This statement provides guidance for the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of discontinued operations. The Company was required to adopt FASB Statement No. 144 effective January 1, 2002 for the fiscal year ended December 31, 2002.

     The Company has compared the carrying value of the long-lived assets in its Coal Segment to the fair value of such assets. Because the Coal Segment has not been successful in obtaining contracts for the use of such assets, we have impaired the value of such assets to their expected present value based on probability-weighted cash flows. Since the Company has been unable during the past year to demonstrate the near-term probability of obtaining any such contracts we have, accordingly, written off all of the property, plant and equipment of the segment, resulting in a total impairment charge in the amount of $1,516,000.

     FASB Statement No. 142. In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that intangible assets are to be recorded at fair value, and that goodwill not be amortized, but assessed annually for impairment. The Company was required to adopt FASB Statement No. 142 effective January 1, 2002 for the fiscal year ended December 31, 2002.

     The Company has reviewed the carrying value of the intangible assets in its e-Commerce Segment. $41,000 of such value was related to the cost of patent applications on which to date no patents have been issued. $4,000 of such value was related to the cost of obtaining the segment's Voucher Patent. As of year-end 2002 no revenues had been generated related to such patent, and no licensing or other arrangements had been finalized in connection therewith. Accordingly, we have written off all such intangible assets, resulting in a total impairment charge in the amount of $45,000.

Impact of Recently Issued Accounting Standards Not Yet Adopted

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

     The Company will be required to adopt FASB Statement 143 effective January 1, 2003 for the fiscal year ended December 31, 2003. The Company has not evaluated the effect of Statement No. 143, but does not believe that adoption of this accounting standard will have a significant effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 2002, the Company had notes receivable of $30,000 and total debt of $4,660,000. The notes receivable and $4,360,000 of the debt have fixed interest rates and, to such extent, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates. The Company's outstanding bank debt totaling $300,000 at year-end floats with the prime rate, and a 10% increase in market interest rates would have increased the Company's interest expense by approximately $2,000. At December 31, 2002, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $1,000 and reduced the fair value of its debt by $54,000.

     The Company has no other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

                       The Beard Company and Subsidiaries
                          Index to Financial Statements
                    Forming a Part of Form 10-K Annual Report
                    to the Securities and Exchange Commission

                                                                 Page Number
                                                                 -----------

Independent Auditors' Report.........................................35

Financial Statements:

  Balance Sheets, December 31, 2002 and 2001.........................36

  Statements of Operations,
    Years ended December 31, 2002, 2001 and 2000.....................37

  Statements of Shareholders' Equity (Deficiency),
    Years ended December 31, 2002, 2001 and 2000.....................38

  Statements of Cash Flows,
    Years ended December 31, 2002, 2001 and 2000.....................39

  Notes to Financial Statements,
    December 31, 2002, 2001 and 2000.................................41

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Beard Company:


We have audited the accompanying consolidated balance sheets of The Beard Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                            Cole & Reed, P.C.


Oklahoma City, Oklahoma
April 8, 2003

                                  THE BEARD COMPANY AND SUBSIDIARIES
                                            Balance Sheets
                                                                   December 31,       December 31,
          Assets                                                       2002               2001
                                                                 ----------------    ---------------
Current assets:
       Cash and cash equivalents                                 $        79,000     $        55,000
       Accounts receivable, less allowance for doubtful
          receivables of $80,000 in 2002 and $79,000 in 2001             133,000             157,000
       Prepaid expenses and other assets                                  20,000              17,000
       Current portion of notes receivable (note 6)                            -             180,000
       Assets of discontinued operations held for resale                 343,000             764,000
                                                                 ----------------    ----------------
                  Total current assets                                   575,000           1,173,000
                                                                 ----------------    ----------------

Notes receivable (note 6)                                                 30,000             108,000

Investments and other assets (note 5)                                     67,000             641,000

Property, plant and equipment, at cost (note 7)                        1,794,000           3,579,000
       Less accumulated depreciation, depletion and amortization       1,259,000           1,489,000
                                                                 ----------------    ----------------
                  Net property, plant and equipment                      535,000           2,090,000
                                                                 ----------------    ----------------

Intangible assets, at cost (note 8)                                      114,000              48,000
       Less accumulated amortization                                      57,000               2,000
                                                                 ----------------    ----------------
                  Net intangible assets                                   57,000              46,000
                                                                 ----------------    ----------------

                                                                 $     1,264,000     $     4,058,000
                                                                 ================    ================


          Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
       Trade accounts payable                                    $       138,000     $       120,000
       Accrued expenses (note 3)                                         177,000             144,000
       Short-term debt                                                   411,000             300,000
       Current maturities of long-term debt (note 9)                       8,000               7,000
       Liabililities of discontinued operations held for resale          125,000             321,000
                                                                 ----------------    ----------------
                  Total current liabilities                              859,000             892,000
                                                                 ----------------    ----------------

Long-term debt less current maturities (note 9)                          853,000              19,000

Long-term debt - related entities (note 9)                             3,388,000           2,494,000

Other long-term liabilities                                              108,000             108,000

Redeemable preferred stock of $100 stated value;
       5,000,0000 shares authorized; 27,838 shares issued
       and outstanding in 2002 and 2001 (note 4)                         889,000             889,000

Common shareholders' equity (deficiency):
       Common stock of $.001333 par value per share; 7,500,000
          shares authorized; 2,123,898 shares issued
          and outstanding in 2002 and 2001                                 3,000               3,000
       Capital in excess of par value                                 38,207,000          38,081,000
       Accumulated deficit                                           (41,182,000)        (36,568,000)
       Accumulated other comprehensive loss                              (15,000)            (14,000)
       Treasury stock, 295,053 shares, at cost, in 2002 and 2001      (1,846,000)         (1,846,000)
                                                                 ----------------    ----------------
                  Total common shareholders' equity (deficiency)      (4,833,000)           (344,000)
                                                                 ----------------    ----------------

Commitments and contingencies (notes 4, 10, and 14)
                                                                 $     1,264,000     $     4,058,000
                                                                 ================    ================

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                                        -----------------------------------------------
                                                                             2002            2001            2000
                                                                        --------------   -------------   --------------
Revenues:
      Coal reclamation                                                  $      12,000    $    137,000    $     215,000
      Carbon dioxide                                                          445,000         442,000          471,000
      China                                                                         -               -                -
      e-Commerce                                                                    -               -                -
      Other                                                                    12,000          23,000           31,000
                                                                        --------------   -------------   --------------
                                                                              469,000         602,000          717,000
                                                                        --------------   -------------   --------------
Expenses:
      Coal reclamation                                                        458,000         524,000          663,000
      Carbon dioxide                                                          117,000          96,000           82,000
      China                                                                         -               -          400,000
      e-Commerce                                                                    -               -                -
      Selling, general and administrative                                   1,204,000       1,232,000        1,480,000
      Depreciation, depletion and amortization                                144,000          90,000           84,000
      Impairment of long-lived assets (notes 1, 7, 8 and 16)                1,561,000               -                -
      Other                                                                    42,000          32,000           28,000
                                                                        --------------   -------------   --------------
                                                                            3,526,000       1,974,000        2,737,000
                                                                        --------------   -------------   --------------
Operating profit (loss):
      Coal reclamation                                                     (2,105,000)       (544,000)        (625,000)
      Carbon dioxide                                                          291,000         313,000          356,000
      China                                                                   (63,000)              -         (400,000)
      e-Commerce                                                             (202,000)       (172,000)        (275,000)
      Other, principally corporate                                           (978,000)       (969,000)      (1,076,000)
                                                                        --------------   -------------   --------------
                                                                           (3,057,000)     (1,372,000)      (2,020,000)
Other income (expense):
      Interest income                                                         119,000         177,000          136,000
      Interest expense                                                       (400,000)       (207,000)         (60,000)
      Equity in net earnings (loss) of unconsolidated affiliates             (238,000)       (167,000)         235,000
      Gain on sale of assets                                                   27,000          81,000          298,000
      Impairment of investments and other assets (notes 1, 7, 8 and 16)      (872,000)        (41,000)         (71,000)
      Minority interest in operations of consolidated subsidiaries                  -               -           16,000
      Other                                                                    (1,000)          3,000           82,000
                                                                        --------------   -------------   --------------
Loss from continuing operations before income taxes                        (4,422,000)     (1,526,000)      (1,384,000)

Income tax (expense) benefit  (note 11)                                        31,000          73,000           (8,000)
                                                                        --------------   -------------   --------------
Loss from continuing operations                                            (4,391,000)     (1,453,000)      (1,392,000)

Discontinued operations (note 3):
      Gain from discontinued operations                                             -               -          155,000
      Gain (loss) from discontinuing brine extraction/iodine
        manufacturing activities                                              (88,000)       (111,000)         179,000
      Loss from discontinuing other environmental remediation activities            -         (17,000)        (142,000)
      Loss from discontinuing interstate travel facilities activities         (85,000)       (121,000)        (591,000)
      Loss from discontinued Natural Gas Well Servicing activities            (50,000)       (619,000)      (1,238,000)
                                                                        --------------   -------------   --------------
      Loss from discontinued operations                                      (223,000)       (868,000)      (1,637,000)
                                                                        --------------   -------------   --------------
Net loss                                                                $  (4,614,000)   $ (2,321,000)   $  (3,029,000)
                                                                        ==============   =============   ==============
Net loss attributable to common shareholders (note 4)                   $  (4,614,000)   $ (2,321,000)   $  (3,029,000)
                                                                        ==============   =============   ==============
Net loss per average common share outstanding:
   Basic and diluted (notes 1 and 12):
      Loss from continuing operations                                   $       (2.40)   $      (0.79)   $       (0.76)
      Loss from discontinued operations                                         (0.12)          (0.48)           (0.90)
                                                                        --------------   -------------   --------------
      Net loss                                                          $       (2.52)   $      (1.27)   $       (1.66)
                                                                        ==============   =============   ==============
Weighted average common shares outstanding - basic and diluted              1,829,000       1,829,000        1,829,000
                                                                        ==============   =============   ==============

See accompanying notes to financial statements.


                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                            Accumulated                  Common
                                                              Capital in                      Other                   Shareholders'
                                                  Common      Excess of      Accumulated   Comprehensive   Treasury      Equity
                                                   Stock      Par Value        Deficit        Income        Stock     (Deficiency)
                                                 ---------  --------------  --------------  -----------  ----------- ---------------
Balance, December 31, 1999                       $  3,000   $   37,723,000   $(31,218,000)  $    4,000   $ (1,846,000) $ 4,666,000

        Net loss                                        -                -     (3,029,000)           -              -   (3,029,000)
        Comprehensive income:
          Foreign currency translation
          adjustment                                    -                -              -      (17,000)             -      (17,000)

                                                                                                                        ------------
     Comprehensive loss                                 -                -              -            -              -   (3,046,000)
                                                                                                                        ------------

       Reservation of shares pursuant to deferred
          compensation plan (note 12)                   -          263,000              -            -              -      263,000

                                                 ---------  ---------------  -------------  -----------  ------------- ------------

Balance, December 31, 2000                          3,000       37,986,000    (34,247,000)     (13,000)    (1,846,000)   1,883,000

        Net loss                                        -                -     (2,321,000)           -              -   (2,321,000)
        Comprehensive income:
          Foreign currency translation
          adjustment                                    -                -              -       (1,000)             -       (1,000)

                                                                                                                        ------------
     Comprehensive loss                                 -                -              -            -              -   (2,322,000)
                                                                                                                        ------------

       Reservation of shares pursuant to deferred
          compensation plan (note 12)                   -           95,000              -            -              -       95,000

                                                 ---------  ---------------  -------------  -----------  ------------- ------------

Balance, December 31, 2001                          3,000       38,081,000    (36,568,000)     (14,000)    (1,846,000)    (344,000)

        Net loss                                        -                -     (4,614,000)           -              -   (4,614,000)
        Comprehensive income:
          Foreign currency translation
          adjustment                                    -                -              -       (1,000)             -       (1,000)

                                                                                                                        ------------
     Comprehensive loss                                 -                -              -            -              -   (4,615,000)
                                                                                                                        ------------

     Issuance of stock warrants                         -           11,000              -            -              -       11,000

       Reservation of shares pursuant to deferred
          compensation plan (note 12)                   -          115,000              -            -              -      115,000

                                                 ---------  ---------------  -------------  -----------  ------------- ------------

Balance, December 31, 2002                       $  3,000   $   38,207,000   $(41,182,000)  $  (15,000)  $ (1,846,000) $(4,833,000)
                                                 =========  ===============  ==============  =========== ============= ============


See accompanying notes to financial statements.

                                              THE BEARD COMPANY AND SUBSIDIARIES
                                                   Statements of Cash Flows
                                                                                       Year Ended December 31,
                                                                          ------------------------------------------------
                                                                              2002              2001              2000
                                                                          ------------      -------------     ------------
Operating activities:
      Cash received from customers                                        $   499,000        $   768,000      $   734,000
      Cash paid to suppliers and employees                                 (1,595,000)        (1,766,000)      (2,673,000)
      Interest received                                                        21,000            142,000           88,000
      Interest paid                                                          (430,000)          (106,000)         (12,000)
      Taxes paid                                                                    -             73,000           (8,000)
      Operating cash flows of discontinued operations                        (284,000)          (354,000)        (681,000)
                                                                          ------------       ------------     ------------
           Net cash used in operating activities                           (1,789,000)        (1,243,000)      (2,552,000)
                                                                          ------------       ------------     ------------

Investing activities:
      Acquisition of property, plant and equipment                            (68,000)           (83,000)        (488,000)
      Acquisition of intangibles                                               (2,000)           (12,000)         (25,000)
      Proceeds from sale of assets                                             49,000             82,000          516,000
      Proceeds from sale of assets of discontinued operations                 285,000            182,000           45,000
      Advances for notes receivable                                                 -           (378,000)        (325,000)
      Payments on notes receivable                                            188,000            876,000          360,000
      Investment in and advances to fifty percent-owned
         and wholly-owned subsidiary in Mexico                                (21,000)           (80,000)        (615,000)
      Investment in and advances to fifty percent-owned
         subsidiary in China                                                 (585,000)          (751,000)               -
      Proceeds from redemptions of certificates of deposit                          -                  -          280,000
      Distribution from partnership                                                 -                  -          482,000
      Other investments                                                       199,000            133,000          269,000
                                                                          ------------       ------------     ------------
           Net cash provided by (used in) investing activities                 45,000            (31,000)         499,000
                                                                          ------------       ------------     ------------

Financing activities:
      Proceeds from line of credit and term notes                           1,166,000            480,000        1,386,000
      Proceeds from related party debt                                      1,178,000          1,327,000                -
      Payments on line of credit and term notes                              (373,000)          (489,000)         (69,000)
      Payments on related party debt                                         (101,000)           (20,000)               -
      Capitalized costs associated with issuance of
         subordinated debt                                                   (102,000)                 -                -
                                                                          ------------       ------------     ------------
           Net cash provided by financing activities                        1,768,000          1,298,000        1,317,000
                                                                          ------------       ------------     ------------

Net increase (decrease) in cash and cash equivalents                           24,000             24,000         (736,000)

Cash and cash equivalents at beginning of year                                 55,000             31,000          767,000
                                                                          ------------       ------------     ------------

Cash and cash equivalents at end of year                                  $    79,000        $    55,000      $    31,000
                                                                          ============       ============     ============

See accompanying notes to financial statements.

                                             THE BEARD COMPANY AND SUBSIDIARIES
                                                  Statements of Cash Flows
Reconciliation of Net Loss to Net Cash Used In Operating Activities:
                                                                                       Year Ended December 31,
                                                                          ------------------------------------------------
                                                                              2002              2001              2000
                                                                          ------------      -------------     ------------
Net loss                                                                  $  (4,614,000)    $  (2,321,000)    $  (3,029,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation, depletion and amortization                                  144,000            90,000            84,000
      Depreciation, depletion and amortization
         discontinued operations                                                  2,000            46,000            27,000
      (Gain) loss on sale of assets                                             (27,000)          (81,000)         (298,000)
      (Gain) loss on sale of assets of discontinued operations                  (86,000)           90,000           (30,000)
      Gain from discontinued operations                                               -                 -          (334,000)
      Provision for uncollectible accounts and notes                             25,000            45,000            99,000
      Impairment of investments and other assets                              2,433,000            41,000            71,000
      Impairment of investments and other assets of
         discontinued operations                                                 80,000           145,000           420,000
      Equity in net (earnings) loss of unconsolidated
         affiliates                                                             238,000           167,000          (235,000)
      Equity in net loss of unconsolidated affiliates of
         discontinued operations                                                 15,000           313,000         1,069,000
      Minority interest in operations of consolidated subsidiaries                    -                 -           (16,000)
      Non cash compensation expense                                             126,000                 -                 -
      Other                                                                     (10,000)                -             5,000
      (Increase) decrease in accounts receivable, other
        receivables, prepaid expenses and other current assets                 (102,000)          159,000           239,000
      Decrease in inventories                                                    93,000                 -                 -
      Net cash used by discontinued operations offsetting
         accrued losses                                                        (155,000)          (58,000)         (180,000)
      Increase (decrease) in trade accounts payable,
         accrued expenses and other liabilities                                  49,000           121,000          (444,000)
                                                                          --------------    --------------    --------------
      Net cash used in operating activities                               $  (1,789,000)    $  (1,243,000)    $  (2,552,000)
                                                                          ==============    ==============    ==============
Supplemental Schedule of Noncash Investing and Financing Activities:

Accounts payable, accrued expenses and other debt
      obligations assumed or cancelled by the purchaser of
      the interstate travel facilities' assets                            $           -     $      38,000     $           -
                                                                          ==============   ===============    ==============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES

                          Notes to Financial Statements

                        December 31, 2002, 2001, and 2000

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

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc. The e-Commerce Segment consists of a 71%-owned subsidiary which is (i) pursuing the development of a payment system to be used exclusively for Internet transactions and (ii) focusing on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

The Company operated in the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment, consisting of the Company's 40%-ownership investment in a joint venture, North American Brine Resources ("NABR"), for the extraction, production and sale of crude iodine. As discussed in note 3, in December 1999, the Management Committee of NABR adopted a formal plan to discontinue the business.

The Company  operated in the Natural Gas Well Servicing  ("WS") Segment  through
(i) a 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations and (ii) a wholly-owned company that had designed a sand separator for use on natural gas wells. As discussed in note 3, in May 2001, the fixed assets of the 50%-owned company were sold and in August 2001, the Company ceased pursuing opportunities in Mexico and the segment was discontinued. The majority of the assets of the 100%-owned company in the segment were sold in December 2001.

The Company operated in the environmental remediation business through ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. As discussed in note 3, in March 2001, the Company determined that it would no longer provide financial support to ISITOP, Inc. and the business was discontinued.

Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Cash and Cash Equivalents

There were no cash equivalents at December 31, 2002 or 2001. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Receivables and Credit Policies

Accounts receivable include amounts due from the sale of CO2 from properties in which the Company owns an interest, a tax refund due, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

Property, Plant and Equipment

Property,   plant  and  equipment  are  stated  at  cost,   net  of  accumulated
depreciation, and are depreciated by use of the straight-line method using estimated asset lives of three to 40 years.

The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated depreciation, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

Intangible Assets

Identifiable   intangible  assets,  are  stated  at  cost,  net  of  accumulated amortization, and are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") NO. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement provides guidance for the recognition and impairment loss for certain types of long-lived assets and expands the scope of discontinued operations. The Company adopted the Statement effective January 1, 2002.

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

In 2002, the Company recorded impairments of long-lived assets of $1,516,000 in the Coal Segment and $45,000 in the e-Commerce Segment. There were no such impairments in 2001 or 2000.

In addition, in 2002, 2001, and 2000 the Company recognized $872,000, $41,000, and $71,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

Other Long-Term Liabilities

Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2002 and 2001, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates. Redeemable preferred stock is carried at estimated fair value.

Revenue Recognition

The Company recognizes revenue when it is realized or receivable and earned. The Company considers revenue realized or receivable and earned when there is documentation of an arrangement, the product has been shipped or services provided to a customer, and the amount of revenue is fixed and determinable.

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

Treasury Stock

In September 1998, the Company announced a plan to repurchase up to 150,000 shares of its outstanding common stock. In 1999, the Company repurchased approximately 64,700 shares for $326,000 and in 1998 repurchased approximately 41,600 shares for $265,000. In 1997, the Company repurchased approximately 228,000 shares of its common stock for approximately $1,519,000. The Company holds repurchased stock as treasury stock. The number of shares purchased and remaining as treasury shares as of December 31, 2002 have been restated to give effect to the 3-for-4 reverse split in September, 2000.

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

Mandatorily Redeemable Preferred Stock

The Company's preferred stock is accounted for at estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance is accreted over the redemption term. The carrying value of the preferred stock is increased annually, if necessary, for the estimated accretion with a corresponding reduction of capital in excess of par value. The accretion of carrying value decreases net income or increases net loss for purposes of calculating net income (loss) attributable to common shareholders. No additional accretion was recorded in 2002, 2001, or 2000. Effective January 1, 2003, the preferred stock ceased to be mandatorily redeemable and thereafter became convertible at the holder's option into common stock.

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

Diluted  loss  per  share  from  continuing  operations  in  the  statements  of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of stock options and warrants as a result of losses from continuing operations for all years presented.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Notes and leases receivable from four parties comprised approximately 82% of the December 31, 2002 balances of accounts and notes receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2002 and 2001, the Company's only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in ITS-Testco. The assets and liabilities of Testco de Mexico, a wholly-owned subsidiary of ITS-Testco, are stated in the local currency (the Mexican peso) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.

Reclassifications

Certain 2001 and 2000 balances have been reclassified to conform to the 2002 presentation. As described in note 3, the Company discontinued two of its segments in 2001. As a result, the 2000 statement of operations has been reclassified to reflect the two segments' operations as discontinued.

(2)  Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations have declined in each of the last four years and the Company has incurred operating losses and negative cash flows from operations during each of the last five years, the Company is of the belief (i) that it will commence a project in both its Coal Segment and its China Segment during 2003 and (ii) that the long-awaited Settlement in the McElmo Dome litigation will be received in the May-July time frame of this year. In addition, the Company expects to finalize its first licensing arrangement in its e-Commerce Segment in April of 2003. Receipt of the Settlement in the expected time frame would ensure that 2003 will be a profitable year while at the same time materially enhancing the Company's liquidity and bolstering its balance sheet ratios. Meanwhile, the Company expects to finalize negotiations currently in progress on a major coal project, including the financing thereof, which would ensure that its Coal Segment will become profitable beginning in late 2003 or early 2004. (See Additional Details below). Negotiations are also underway for a new composting project in China and the financing therefor. Although the e-Commerce licensing arrangement would not make the segment profitable this year, the Company believes the arrangement has the potential to make the segment profitable in 2004 or 2005.

During the 12 months ended December 31, 2002 and through March 31, 2003, the Company has taken a number of steps to reduce its negative cash flow. The Company's Chairman and President have deferred a portion of their base salary into the Company's Deferred Stock Compensation Plan (the "DSC Plan"). The Company's outside directors have deferred all of their directors' fees into such Plan. The President of Beard Technologies has deferred a portion of his salary until the Settlement has occurred. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. All of these measures have helped and will continue to help until the Settlement has occurred. The negative result has been a substantial amount of dilution to the Company's common equity. During such period 225,000 warrants were issued in connection with the two private debt placements, and 169,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plan. A minor amount of dilution has also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals.

Meanwhile, despite the recent poor financial results and the deterioration of its financial condition, the Company has demonstrated the ability to maintain its viability as a going concern. During the 12 months ended December 31, 2002 and through March 31, 2003, the Company has successfully completed two private debt placements totaling $1,800,000 while at the same time increasing its lines of credit from a total of $2,925,000 to a total of $3,450,000. During such period it has remained in compliance on all of its debt obligations. On March 31, 2003, the Company made the required semi-annual $61,000 interest payment on its 10% subordinated notes due September 30, 2003, and still had $125,000 available on its existing line of credit from the Unitrust which, coupled with anticipated proceeds from the sale of assets, it believes will be adequate to carry it until the anticipated Settlement of more than $3,900,000 is received. Receipt of the Settlement in the indicated time frame would ensure that the Company will remain viable as a going concern at least through December 31, 2003.

Distribution of the Settlement proceeds will be delayed until the petition to the U. S. Supreme Court has been decided. Although there is the possibility that the appeal process would delay the Settlement into late 2003 or that the objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned. A delay in receiving the funds until late 2003 would require that the Company seek additional financing, and there is no assurance this would be accomplished. In such event the Company might need to take severe measures, including further reduction of overhead expenses, in order to ensure the Company's ability to continue as a going concern.

Additional Details

Despite continuing operating losses during the past twelve months, the Company's cash and cash equivalents increased slightly from $55,000 at December 31, 2001 to $79,000 at December 31, 2002. To mitigate potential liquidity problems, the Company obtained financing of $1,800,000 in 2000, including $1,500,000 from an affiliate of the Company's chairman. Lines from related parties were increased to a total of $2,350,000 in September of 2001, to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, to $3,000,000 in October of 2002, and to
$3,150,000 in November of 2002. Despite these inflows, working capital deteriorated $565,000 during 2002.

The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. The segment has entered into a memorandum of understanding on one of these projects and expects to reach a definitive agreement on the project during the second quarter of 2003. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing for the project. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

After more than four years of development activity by the China Segment, and just when it appeared that its efforts were finally starting to bear fruit, a controversy arose between the Company and its technology partner concerning their legal rights and relationships. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002 the Company filed suit to terminate the relationship. Our partner filed a counterclaim to which the Company has subsequently responded. The outcome of the litigation cannot presently be determined. Although the Company hopes to recover the technology partner's 50% portion of the total loans and accrued interest receivable of more than $1,379,000 which it has made to the partnership, due to the present uncertainties of recovery, an impairment provision in the amount of $759,000 was established in the fourth quarter of 2002. See Note 5 below. Accordingly, all of the projects which were under development in China are on indefinite hold until the outcome of the litigation has been determined.

The segment has obtained an exclusive license agreement for another technology in China and is now pursuing new projects. Negotiations are in progress on the first of these, and there is ample room and an adequate market for a number of such projects in the same area.

Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed among the attorneys for the Plaintiffs and the Defendants in September of 2001. On May 6, 2002, the federal judge issued a final judgment approving the Settlement and ordered that a settlement fund of $50.4 million in cash be established to settle the litigation. In late May, 2002, 11 parties (the "Objectors") who objected to the Settlement and who were entitled to receive approximately $107,000 thereof filed appeals to the final approval of the settlement. On December 24, 2002, the Tenth Circuit Court of Appeals issued an opinion affirming the May 6, 2002 decision. On March 24, 2003 the Objectors filed a Petition for a Writ of Certiorari asking the U.S. Supreme Court for review. On April 1 Plaintiff's counsel advised the Court that they do not intend to file a response to the Petition unless one is requested by the Court. Counsel has also advised that the vast majority of petitions are ruled upon within three to 12 weeks, and that most petitions are disposed of within 2-1/2 weeks. If the U.S. Supreme Court denies the Petition, the Settlement is expected to be final between early May and late June of 2003, meaning the distribution of Settlement funds can begin at that time according to the terms of the Settlement Agreement. Distribution of the proceeds will be delayed until the petition to the U.S. Supreme Court has been decided. The Company believes the Settlement will be concluded within the time frame indicated with anticipated proceeds to the Company in excess of $3.9 million. Distribution of the contemplated proceeds will have a significant impact upon the Company's liquidity. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or that the objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely that the Settlement will be overturned.

To further bolster working capital, the Company on May 31, 2002 completed the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003 (the "2002 Notes"), to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. The Company has agreed to redeem the 2002 Notes within 10 days of receipt of the McElmo Dome settlement. In the event the 2002 Notes have not been redeemed by the maturity date, they will be automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders have the contingent right to receive up to 240,000 additional warrants depending upon the length of time their notes are held. As of March 1, 2003, a total of 120,000 of such warrants had been issued to the note holders. Related parties purchased $320,000 of the offering, and had received a total of 32,000 warrants as of such date. All of the warrants issued in connection with the 2002 Notes have a 5-year term and have an exercise price of $1.00 per share during the first three years and $1.25 per share thereafter.

On February 21, 2003, the Company completed the sale of $600,000 of subordinated notes (the "2003 Notes") to accredited investors. A $550,000 note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% Loan Fee on this note, which bears a 5% coupon. A $50,000 note was sold by the Company to affiliates of the Company and bears a 10% coupon. The 2003 Notes were accompanied by warrants to purchase a total of 60,000 shares of Beard common stock at $0.50 per share. The Company has agreed to redeem the 2003 Notes within 10 days of receipt of the second installment of the McElmo Dome settlement. The 2003 Notes will mature on April 1, 2004; however, if they have not been redeemed by such date they will automatically be extended to January 1, 2005.

In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments, and can sell certain other assets to generate cash if necessary.

The Company believes that the cash generated from the private debt placement just completed, coupled with the cash expected to be generated from the sale of assets and the anticipated distribution of the settlement funds will be sufficient to enable the Company to continue operations through 2003 and until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

(3)  Discontinued Operations

ITF Segment

In April 1999, Beard's Board of Directors adopted a formal plan to discontinue its ITF Segment and recorded losses totaling $2,419,000 from discontinuing the segment in 1998. The segment disposed of all of its assets in 1999 except two convenience stores, including their remaining equipment and inventory, and was relieved of all outstanding indebtedness related to the assets. An additional $214,000 was reflected as loss from discontinued operations by the segment in 1999, including a loss accrual of $180,000 to cover anticipated operating losses from December 31, 1999 through the anticipated disposal date of the remaining assets. Revenues and operating losses from the discontinued ITF Segment were $1,826,000 and $351,000, respectively in 2000. The Company charged $180,000 of these operating losses against the loss accrual established in 1999 and recognized $44,000 in September, 2000. The remaining $127,000 in operating losses were recognized during the fourth quarter. Beard recorded an additional $420,000 loss in December 2000; $60,000 represented losses expected to be incurred by the discontinued ITF Segment from the date of shutdown through the anticipated disposal date of the remaining assets; and $360,000 of the loss represented an additional reduction in the estimated realizable value of the remaining C-stores and related assets as of December 31, 2000. The total loss recorded in 2000 related to the discontinued ITF Segment was $591,000. ITF recorded $7,000 of revenues in 2001 and its actual operating losses attributable to the shutdown and maintenance of the facilities were $67,000. ITF charged $60,000 of the losses to the loss accrual recorded in 2000. The remaining $7,000 is reflected in the statement of operations. At December 31, 2001, ITF recorded an additional $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses for the period from December 31, 2001 through the expected disposal date of those remaining assets. In 2002, the Company recorded losses totaling $85,000, including a $1,000 gain on the sale of assets and an additional charge of $77,000 to impair the carrying value of the remaining facilities. The Company sold one of the convenience stores with related property, plant and equipment on November 12, 2002, for $169,000 after commissions and other settlement charges.

As of December 31, 2002, the significant assets related to the ITF Segment consisted of fixed assets with a total estimated net realizable value of $143,000 and prepaid expenses and other assets with a recorded value of $4,000. The significant liabilities of the segment consist of trade accounts payable of $2,000. The remaining C-store along with related assets is under contract for sale for $146,000, after selling expenses, and is due to be closed prior to May 31, 2003.

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

In addition, in December 1999, Beard recorded a $540,000 loss, which represents its share of NABR's $1,350,000 estimated loss expected from the discontinuation of operations. NABR's loss included $778,000 which represented the difference in the estimated amounts expected to be received from the assets' disposition and the assets' recorded values as of December 31, 1999, and $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of the two plants) and costs of ceasing operations. The Company recorded $88,000 and $111,000, for the years 2002 and 2001, respectively, in net operating expenses for the smaller of the two plants distributed to the Company in 2000. The smaller of the two plants was sold effective July 31, 2002, which will eliminate future operating losses after such date. The Company expects no further material charges to earnings related to the remaining assets until the time of their disposition or sale.

As of December 31, 2002, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $33,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses totaling $65,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

Solid CO2 Segment

In 1997 the Company sold the business and substantially all of the assets of Carbonic Reserves, an 85%-owned subsidiary involved in the manufacturing and distribution of solid CO2 ("solid CO2 segment"). The Company recorded $155,000 in income in October 2000 as the result of the lapse of an option for accrued employee severance compensation.

As of December 31, 2002, the solid CO2 segment had no significant assets or liabilities.

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

Operating losses from the discontinued segment were $50,000 and $619,000 for the years ending December 31, 2002 and 2001, respectively. This included Beard's share of operating losses from the 50%-owned company (accounted for as an equity investment) of $15,000 and $393,000 for the years ending December 31, 2002 and 2001, respectively. The loss for 2001 also included a provision of $72,000 for estimated losses from the discontinuation of operations. The remaining $35,000 and $226,000 of losses for the year ending December 31, 2002 and 2001, respectively, were associated with the operations of the wholly-owned companies and were not anticipated in the loss accrual. The 2002 loss included gains totaling $88,000 from the sale of equipment in this segment. The 2001 losses included a $107,000 loss incurred on the sale of the five sand separators owned by the subsidiary of the Company. Beard's share of operating losses from the discontinued segment was $1,238,000 for 2000.

As of December 31, 2002 the significant assets of the WS Segment were accounts receivable totaling $17,000 and fixed assets of $144,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or other wise disposed of by December 31, 2003. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $59,000. It is anticipated that all of the liabilities of the segment will be paid in prior to December 31, 2003.

ER Segment

In March of 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon ("PAH") contamination. The operations of ISITOP had previously comprised the Company's environmental remediation ("ER") Segment. On May 31, 2001, ISITOP was notified by the Licensor that the segment's exclusive U.S. marketing license for the chemical used for such PAH remediation had been cancelled. ISITOP generated no revenues in 2002, 2001 or in 2000. ISITOP's operating losses totaled less than $1,000, $17,000, and $142,000 for 2002, 2001 and 2000, respectively. ISITOP had no significant assets or liabilities at December 31, 2002.

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

The Company's preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard's consolidated net income as defined in the Restructure agreements. Each share of Beard preferred stock became convertible into 4.054017704 shares of Beard common stock on January 1, 2003. The conversion ratio will be adjusted slightly as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

In 1997, three of the four Institutions sold their common and preferred shares to five individuals (the "Sellers") who thereafter sold such shares to the Company. Repurchase of the common shares was effected by the Company in 1997 and repurchase of the preferred (47,729 shares) was effected in 1998. The Company redeemed 16,411 of the preferred shares at stated value ($100 per share). The Sellers' remaining 31,318 preferred shares were purchased for $1,000,000 or $31.93 per share.

At December 31, 2002 and 2001, the redeemable preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share and had an aggregate redemption value of $2,784,000.

(5)  Investments and Other Assets

Investments and other assets consisted of the following:

                                                                 December 31,
                                                                 ------------
                                                           2002               2001
                                                           ----               ----
      Certificates of deposit                           $         -       $     75,000
      Investment in and advances to ABT-Beard, L.L.C.             -            440,000
      Investment in Cibola Corporation                       11,000             48,000
      Investment in real estate limited partnerships         52,000             54,000
      Other assets                                            4,000             24,000
                                                        -----------       ------------
                                                             67,000            641,000
      Current investments                                         -                  -
                                                        -----------       ------------
                                                        $    67,000       $    641,000
                                                        ===========       ============

Certificates of Deposit

Included in investments and other assets at December 31, 2001 is a certificate of deposit of $75,000. The certificate of deposit has been pledged as collateral to secure a note payable for the plaintiff group in a lawsuit in which the Company is a participant. The certificate of deposit was expensed in the year 2002 as it will not be returned.

Investment in ABT-Beard, L.L.C.

In 2001, the Company contributed $50,000 for a 50% interest in ABT-Beard, L.L.C. ("ABT-Beard"). ABT-Beard was pursuing the formation of joint venture entities in China which would oversee the construction and operation of waste reclamation facilities. The Company did not control ABT-Beard's operations and, therefore, accounted for its operations using the equity method of accounting through November 30, 2002, when the Company decided to terminate the joint venture. The Company's carrying value of its investment in ABT-Beard at December 31, 2002 approximated ($620,000). The Company also had $1,379,000 of receivables, including accrued interest of $99,000, due from ABT-Beard at December 31, 2002 related to advances to fund operations. Inasmuch as the Company was committed to funding the operations of ABT-Beard, the Company's deficit in its investment in ABT-Beard and advances due from ABT-Beard are combined in the consolidated balance sheets. The Company recognized an impairment of $759,000 at December 31, 2002 to reduce the net investment (including the receivables) in ABT-Beard to zero.

The summarized unaudited financial information of ABT-Beard, L.L.C. as of and for the eleven months ended November 30, 2002 and for the year ended December 31, 2001 is as follows:

                                              November 30,      December 31,
                                                  2002              2001
                                             ----------------  ----------------
   Current assets                            $       50,000    $       11,000
   Current liabilities                              (26,000)                -
                                             ----------------  ----------------
   Working capital                                   24,000            11,000

   Equipment, net                                     4,000             6,000
   Other assets                                     385,000           385,000
   Long-term debt (including interest)           (1,427,000)         (702,000)
                                             ----------------  ----------------
   Members' equity (deficit)                 $   (1,014,000)   $     (300,000)
                                             ================  ================

   Revenue                                   $            -    $       72,000
                                             ================  ================

   Net income (loss)                         $     (714,000)   $     (625,000)
   Foreign currency translation adjustment                -                 -
                                             ----------------  ----------------
   Comprehensive income (loss)               $     (714,000)   $     (625,000)
                                             ================  ================

Investment in Cibola Corporation

The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. The Company's equity in the earnings of Cibola were $123,000, $142,000, and $237,000 in 2002, 2001 and 2000, respectively.

Investment in Real Estate Limited Partnerships

The Company owns a limited partnership interest in a real estate limited partnership, and had a limited partnership interest in another real estate limited partnership which was sold in 2000. The remaining limited partnership's significant assets consist of undeveloped land near Houston, Texas. The Company recorded $4,000 and $2,000 of income in 2002 and 2000, respectively, and $3,000 of income in 2001 resulting from its share of the two limited partnerships' operations for those years. Additionally, in 2000, the Company realized income of $194,000 as the result of the sale of property owned by one of the two partnerships in which the Company had an interest.

Other assets

The Company recorded provisions of $872,000, $41,000, and $71,000, in 2002, 2001 and 2000, respectively, for economic impairment of other investments, including those discussed above.

(6)  Notes Receivable

As of December 31, 2002 and 2001, the Company had various notes receivable totaling $30,000 and $179,000, respectively, resulting from the sale of equipment. The notes bear interest at rates ranging from 5.85% to 8% (discounted using a 10% interest rate) at December 31, 2002 and 2001. The note remaining at December 31, 2002 matures in October, 2004 and is secured by the sold equipment. At December 31, 2001, the Company had a $109,000 note receivable due from Testco, Inc., the other 50% owner of ITS-Testco, L.L.C. The note, which accrued interest at an annual rate one percent above the Wall Street Journal prime rate until November 26, 2001, when it was increased to 10% per year, was paid in full in December, 2002.

(7)  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                                     December 31,
                                                                     ------------
                                                              2002                  2001
                                                              ----                  ----
      Land                                             $        143,000      $        141,000
      Proved and unproved carbon dioxide properties           1,222,000             1,161,000
      Buildings and land improvements                            65,000                65,000
      Machinery and equipment                                   202,000               540,000
      Other                                                     162,000               162,000
      Coal fines extraction and beneficiation equipment               -             1,510,000
                                                       ----------------      ----------------
                                                       $      1,794,000      $      3,579,000
                                                       ================      ================

The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the Coal Segment. Accordingly, an impairment loss of $1,516,000 was recognized in 2002 to fully impair the coal fines extraction and beneficiation equipment and certain other long-lived assets of the Coal Segment. The fair value of the segment was estimated using the expected present value of future cash flows.

The Company incurred $89,000, $90,000 and $84,000 of depreciation expense for 2002, 2001 and 2000, respectively.

(8)  Intangible Assets

Intangible assets are summarized as follows:
                                                  December 31,
                                                  ------------
                                           2002                  2001
                                           ----                  ----

      Patent costs                  $              -      $         45,000
      Debt issuance costs                    102,000                     -
      Other                                   12,000                 3,000
                                    ----------------       ----------------
                                    $        114,000      $         48,000
                                    ================      ================


Accumulated amortization is summarized as follows:

                                                  December 31,
                                                  ------------
                                           2002                  2001
                                           ----                  ----

      Patent costs                  $              -      $         45,000
      Debt issuance costs                     47,000                     -
      Other                                   10,000                 3,000
                                    ----------------      ----------------
                                    $         57,000      $         48,000
                                    ================      ================

The Company capitalized $102,000 of costs associated with the issuance of the 10% Subordinated Debt. These costs are being amortized over 18 months and will be fully amortized by December 31, 2003.

The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the e-Commerce Segment. Accordingly, patent and patent application costs totaling $45,000 were written off in 2002. The fair value of the affected asset group was estimated using the expected present value of future cash flows.

The Company incurred $55,000 of amortization expense for 2002 and less than $1,000 amortization expense for each of the years 2001 and 2000, respectively. Amortization expense is expected to be $55,000 for 2003, and less than $1,000 for each subsequent year.

(9)  Long-term Debt

Long-term debt is summarized as follows:

                                                               December 31,
                                                               ------------
                                                        2002                  2001
                                                        ----                  ----
   Coal (a)                                        $        5,000        $        8,000
   e-Commerce (b)                                          14,000                18,000
   Line of credit (c)                                     300,000               300,000
   10% Subordinated debt (d)                              842,000                     -
   Lines of credit including accrued interest -
     affiliated entities (e)                            3,499,000             2,494,000
                                                   --------------        --------------
                                                        4,660,000             2,820,000
   Less current maturities                                419,000               307,000
                                                   --------------        --------------
       Long-term debt                              $    4,241,000        $    2,513,000
                                                   ==============        ==============
---------------

(a)  At December  31,  2002,  the  Company's  Coal  Segment had one note  payable with a balance of $5,000.  The note bears interest at 18%,  requires  monthly  payments of interest and principal and matures in March, 2004. The note is secured by equipment with an approximate book value of $6,000 at December 31, 2002.

(b)  At December 31, 2002, the Company's  e-Commerce Segment had one note payable with a balance due of $14,000.  The note bears interest at 12%,  requires monthly payments of  interest  and  principal  and  matures in July 2005.  The note is secured by an automobile with an approximate book value of $14,000 at December 31, 2002.

(c)  At December 31, 2002, the Company had fully utilized a $300,000 line of credit at a bank.  The line bears interest at prime plus one-half  percent,  (4.75% at December
     31, 2002) requires  monthly payments of interest and matures May 15, 2003. The note is guaranteed by a related party.

(d)  At December  31,  2002,  the Company had  various  subordinated  10% notes  payable totaling $1,157,000,  net of discount of $43,000,  pursuant to a private placement.
     The  discount,  when  combined with the stated  interest  rate,  will result in the holders  receiving an effective  interest rate of approximately  15%. The notes are mandatorily redeemable within 10 days of the receipt of the McElmo Dome settlement.
     In the event the notes have not been redeemed by the maturity date of September 30,
     2003, they will be automatically  extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales  compensation in connection with the offering.  The note holders have the contingent right to receive up to 240,000  additional  warrants  depending upon the length of time their notes are held.  As of December 31, 2002, a total of 60,000 of such  warrants  had been  issued to the note  holders.  Related  parties  purchased
     $320,000 of the  offering,  and had received a total of 16,000  warrants as of such date.  The exercise price of the warrants is $1.00 per warrant share until November
     30, 2005 and thereafter  $1.25 per warrant share;  however,  if the maturity of the notes is extended  for 18 months,  the exercise  price after the original  maturity shall be $0.75 per warrant share. As a condition of the private  placement,  a Deed of Trust, Assignment of Production,  Security Agreement and Financing Statement has
     been recorded against the Company's working and overriding royalty interests in the
     McElmo Dome field  pursuant to which the related entity which has made a $3 million line of credit available to the Company has been granted a security  interest.  The note holders will be granted a security interest pari passu with the related entity if certain  events of default  should occur.  The assets  serving as collateral for these debt  instruments have a recorded value on the Company's books of $414,000 as of December 31, 2002.

(e)  At December 31, 2002, the Company had borrowed $3,110,000 from an affiliated entity of the Chairman of the Company  under terms of two notes that bear interest at 10%.
     The amounts borrowed under the first note totaling  $3,000,000 are due to be repaid on the  earlier of  January 3, 2005 or within 10 days of the  receipt of the McElmo
     Dome  settlement.  The  principal  amount of the other note,  totaling  $110,000 at
     December 31, 2002, plus accrued  interest was repaid February 24, 2003,  along with accrued interest of $74,000 on the first note.

The annual maturities of long-term debt subsequent to December 31, 2002 are $419,000 for 2003, $3,081,000 for 2004, and $1,160,000 for 2005.

The Company incurred $294,000, $182,000 and $45,000 of interest expense relating to debt to related parties in 2002, 2001 and 2000, respectively. The Company paid $363,000, $76,000 and none of those amounts for 2002, 2001 and 2000, respectively.

The weighted average interest rate for the Company's short-term borrowings was 6.16% as of December 31, 2002.

(10)  Operating Leases

Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2002 are summarized as follows:

           2003              $ 170,000
           2004                 21,000
           2005                 12,000
                             ----------
                             $ 203,000
                             ==========

Rent expense under operating leases aggregated $311,000, $275,000, and $201,000 in 2002, 2001 and 2000, respectively. The Company has charged $64,000 of the amount incurred in 2002 to ABT-Beard, L.L.C.

(11)  Income Taxes

Total income tax expense (benefit) was allocated as follows:

                                        Year ended December 31,
                                        -----------------------
                                  2002            2001           2000
                                  ----            ----           ----
   Continuing operations      $  (31,000)     $  (73,000)     $    8,000
   Discontinued operations             -          (2,000)              -
                              ----------      ----------      ----------
                              $  (31,000)     $  (75,000)     $    8,000
                              ==========      ==========      ==========

Current income tax expense (benefit) from continuing operations consisted of:

                                       Year ended December 31,
                                       -----------------------
                                 2002            2001           2000
                                 ----            ----           ----

   U. S. federal             $  (31,000)     $  (54,000)     $    8,000
   Various states                     -         (19,000)              -
                             ----------      ----------      ----------
                             $  (31,000)     $  (73,000)     $    8,000
                             ==========      ==========      ==========

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                                                         Year ended December 31,
                                                                         -----------------------
                                                        2002                    2001                 2000
                                                        ----                    ----                 ----
   Computed U. S. federal statutory benefit        $  (1,680,000)          $   (580,000)        $   (526,000)
   Federal alternative minimum tax (benefit)             (31,000)               (54,000)               8,000
   Increase in the valuation allowance
        for deferred tax assets                        1,680,000                580,000              526,000

   State income tax (benefit)                                  -                (19,000)                   -
                                                   -------------           ------------         ------------
                                                   $     (31,000)          $    (73,000)        $      8,000
                                                   =============           ============         ============

The components of deferred tax assets and liabilities are as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                       2002                   2001
                                                                                       ----                   ----
   Deferred tax assets - tax effect of:
      Net operating loss carryforwards                                             $  20,725,000         $   20,047,000
      Statutory depletion and investment tax credit carryforwards                      2,081,000              2,081,000
      Other, principally investments and property, plant and equipment                    57,000                112,000
                                                                                   -------------         --------------
         Total gross deferred tax assets                                              22,863,000             22,240,000
              Less valuation allowance                                               (22,823,000)           (22,200,000)
   Deferred tax liabilities                                                              (40,000)               (40,000)
                                                                                   -------------         --------------
         Net deferred tax asset/liability                                          $           -         $            -
                                                                                   =============         ==============


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

At December 31, 2002, the Company had federal regular tax operating loss carryforwards of approximately $54.6 million that expire from 2004 to 2009 and tax depletion carryforwards of approximately $5.5 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Stock Option and Deferred Compensation Plans

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000, the number of shares authorized under the 1993 Plan was reduced to 206,250. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company are only eligible to be granted non-qualified stock options. At December 31, 2002, there were 93,750 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%. No options were granted in 2000, 2001 or 2002.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss would have increased $1,000 in 2001 and $8,000 in 2000. There would be no effect on the 2002 net loss. Net earnings (loss) per share would not have been affected for any years presented in the accompanying financial statements.

Stock option activity during the periods indicated is as follows:

                                         Number of          Weighted-Average
                                          Shares             Exercise Price
                                     ----------------       ----------------
Balance at December 31, 1999(A)               46,496                   $3.09
     Granted                                       -                       -
     Exercised                                     -                       -
     Forfeited                                (5,625)                   2.67
     Expired                                       -                       -
                                     ----------------       ----------------
Balance at December 31, 2000                  40,871                   $3.16
     Granted                                       -                       -
     Exercised                                     -                       -
     Forfeited                                     -                       -
     Expired                                       -                       -
                                     ----------------       ----------------
Balance at December 31, 2001                  40,871                   $3.16
     Granted                                       -                       -
     Exercised                                     -                       -
     Forfeited                                     -                       -
     Expired                                       -                       -
                                     ----------------       ----------------
Balance at December 31, 2002                  40,871                   $3.16
                                     ================       ================

(A) Adjusted to reflect the 3-for-4 reverse stock split effected in September 2000.

At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.67 - $5.83 and 2.5 years, respectively.

At both December 31, 2002 and 2001, 41,000 options were exercisable, after giving effect to the 3-for-4 reverse split in September 2000, and the weighted-average exercise price of those options was $3.16.

The Company has a deferred compensation plan for certain key executives and the board of directors which provide for payments in the form of the Company's common stock upon the death, disability, retirement or termination of the participant. The number of shares of stock credited to each participant's account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. As of December 31, 2002, there were 335,000 shares reserved for distribution under the plan.

(13)  Employee Benefit Plan

Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 15%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 15%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees' contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. During 2002, 2001 and 2000, the Company made matching contributions of $32,000, $54,000, and $63,000, respectively, to the plans. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice.

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

In November of 2002, the Company filed suit in the Western District of Oklahoma to terminate ABT-Beard and the Company's business relationship with American Bio Tech, Inc. ("ABT"), the other party in ABT-Beard. Additionally, the Company is seeking recovery of costs, expenses and attorney's fees. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against Beard Sino-American Resources, Co., Inc., Beijing Beard Biotech Engineering Co., Inc., Cambridge/ABT Beard Handan Venture, L.L.C., William M. Beard, Riza E. Murteza, and Mark E. Voth. The Company and the other defendants have filed an answer denying liability and intend to vigorously defend such claims. Management feels that the claims of ABT are without merit and expect no material liabilities as a result of ABT's suit against the Company and the other defendants.

(15)  Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2002, 2001 and 2000: Coal, Carbon Dioxide, China, and e-Commerce.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation and construction of facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc. The e-Commerce Segment consists of a 71%-owned subsidiary which is (i) pursuing the development of a payment system to be used exclusively for Internet transactions and (ii) focusing on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

                                                   Carbon
                                        Coal      Dioxide     China     e-Commerce     Totals
                                        ----      -------     -----     ----------     ------
                2002
                ----
     Revenues from external
       customers                        $     12  $    445    $     -      $      -    $     457
     Interest income                           -         -          -             -            -
     Interest expense                          1         -         98             2          101
     Depreciation, depletion and
        amortization                          21        35          3             6           65
     Segment profit (loss)                (2,098)      291       (714)         (204)      (2,725)
     Segment assets                           33       458        439            15          945
     Expenditures for segment                  7        62          -             2           71
       assets

                2001
                ----
     Revenues from external
       customers                        $    137  $    442    $    72      $      -    $     651
     Interest income                           -         -          -             -            -
     Interest expense                          2         -         34             2           38
     Depreciation, depletion and
        amortization                          20        33          1             6           60
     Segment profit (loss)                  (531)      313       (625)         (175)      (1,018)
     Segment assets                        1,609       460        403            64        2,536
     Expenditures for segment                 17        17          -            14           48
       assets

                2000
                ----
     Revenues from external
       customers                        $    215  $    471    $     -      $      -    $     686
     Interest income                           -         -          -             -            -
     Interest expense                          3         -          -             1            4
     Depreciation, depletion and
        amortization                          19        33          -             3           55
     Segment profit (loss)                  (625)      356       (400)         (275)        (944)
     Segment assets                        1,746       453          -            59        2,258
     Expenditures for segment                371         4          -             8          383
       assets


Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                                                 2002          2001          2000
                                                            ------------- ------------- -------------
        Total revenues for reportable segments              $       457   $      651    $       686
        Revenues from China operations accounted for as
           an equity investment                                       -          (72)             -
        Revenues from corporate activities not allocated
           to segments                                               12            23            31
                                                            ------------- ------------- -------------
           Total consolidated revenues                      $       469   $       602   $       717
                                                            ============= ============= =============

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                                                 2002          2001          2000
                                                            ------------- ------------- -------------
        Total interest expense for reportable segments      $      101    $       38    $         4
        Interest expense from China operations
            accounted for as an equity investment                  (98)          (34)             -
        Interest expense from corporate activities not
           allocated to segments                                   397           203             56
                                                            ------------- ------------- -------------
           Total consolidated interest expense              $      400    $      207    $        60
                                                            ============= ============= =============

Reconciliation of reportable segment depreciation, depletion and amortization to
consolidated  depreciation,   depletion  and  amortization  is  as  follows  (in
thousands):

                                                                 2002          2001          2000
                                                            ------------- ------------- -------------
        Total depreciation, depletion and amortization
            for reportable segments                         $        65   $        60   $        55
        Corporate depreciation and amortization
           not allocated to segments                                 79            30            29
                                                            ------------- ------------- -------------
             Total consolidated depreciation, depletion and
                 amortization                               $       144   $        90   $        84
                                                            ============= ============= =============

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                                                 2002          2001          2000
                                                            ------------- ------------- -------------
        Total loss for reportable segments                  $    (2,725)  $    (1,018)  $      (994)
        Eliminate loss from China operations
           accounted for as an equity investment                    714           625             -
        Equity in loss from China operations accounted for
           as an equity investment                                 (357)         (312)            -
        Net corporate costs not allocated to segments            (2,054)         (821)         (390)
                                                            ------------- ------------- -------------
             Total consolidated loss from continuing
                 operations                                 $    (4,422)  $    (1,526)  $    (1,384)
                                                            ============= ============= =============


Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                                                 2002            2001
                                                            --------------- ---------------
        Total assets for reportable segments                $        945    $      2,536
        Assets from China operations accounted for as an
           equity investment                                        (439)           (403)
        Investment in equity investee - China operations               -             440
        Assets of discontinued operations                            343             764
        Corporate assets not allocated to segments                   415             721
                                                            --------------- ---------------
           Total consolidated assets                        $      1,264    $      4,058
                                                            =============== ===============

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                                                 2002            2001
                                                            --------------- --------------
        Total expenditures for assets for reportable
            Segments                                        $         71    $          48
        Capital expenditures of discontinued operations                9                3
        Corporate expenditures not allocated to segments              21               24
                                                            --------------- --------------
           Total expenditures for assets                    $        101    $          75
                                                            =============== ==============

11% of segment revenues for 2001 were derived from a customer in China. The remaining 2002 and all of 2000 segment revenues were derived from customers in the United States. Certain long-lived assets with recorded values approximating $305,000 at December 31, 2001 were located in China. All remaining segment assets are located in the United States.

During 2002, one customer accounted for 93% of the Coal Segment's and 2% of the Company's revenues. During 2001, two customers accounted for 47% of the Coal
Segment's and 10% of the Company's revenues. During 2000, two customers accounted for 65% of the Coal Segment's and 20% of the Company's revenues. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2002, 2001, and 2000, sales by these two operators accounted for 97%, 68%, and 69%, respectively, of the Company's segment revenues and all of the Carbon Dioxide Segment's revenues. All of the China Segment's 2001 revenues were derived from one customer.

(16)  Quarterly Financial Data (unaudited)

                                                                Three Months Ended
                                  ------------------- ------------------- ------------------- -----------------
                                      March 31,            June 30,         September 30,       December 31,
                                         2002                2002                2002               2002
                                  ------------------- ------------------- ------------------- -----------------
                                                      (in thousands except per share data)
     Revenues                     $              90   $             127   $             131   $           121
     Operating loss                            (351)               (353)               (327)           (2,026)
     Loss from continuing
          operations                           (413)               (505)               (450)           (3,023)
     Loss from discontinued
          operations                            (48)                (55)                (78)              (42)
     Net loss                                  (461)               (560)               (528)           (3,065)
     Basic loss per share                     (0.25)              (0.31)              (0.29)            (1.67)
     Diluted loss per share                   (0.25)              (0.31)              (0.29)            (1.67)

                                                                Three Months Ended
                                  ------------------- ------------------- ------------------- -----------------
                                      March 31,            June 30,         September 30,       December 31,
                                         2001                2001                2001               2001
                                  ------------------- ------------------- ------------------- -----------------
                                                      (in thousands except per share data)
     Revenues                     $             183   $             168   $             129   $           122
     Operating loss                            (296)               (335)               (349)             (392)
     Loss from continuing
          operations                           (274)               (339)               (393)             (447)
     Loss from discontinued
          operations                           (310)               (150)                (56)             (352)
     Net loss                                  (584)               (489)               (449)             (799)
     Basic loss per share                     (0.32)              (0.27)              (0.24)            (0.44)
     Diluted loss per share                   (0.32)              (0.27)              (0.24)            (0.44)

The quarterly information presented above has been restated to conform to the final year-end 2002 presentation.

During the fourth quarter of 2002, The Company recorded economic impairment losses on certain long-lived assets in the Coal Segment and e-Commerce Segment of $1,516,000 and $45,000, respectively. In addition, in the fourth quarter of 2002, the Company recorded economic impairments of the Company's investment in its operations in China totaling $759,000, a certificate of deposit relating to the McElmo Dome litigation of $75,000, another start-up entity operating in China totaling $7,000, and a note receivable for certain assets sold in a prior year totaling $31,000. During the fourth quarter of 2001, the Company recorded economic impairment losses on certain investments and an additional accrual for loss relating to the Company's investment in the discontinued interstate travel business of $113,000 and $114,000, respectively.

(17)  Subsequent events

Private Placement of Notes and Warrants

On February 21, 2003, the Company completed the sale of $600,000 of subordinated notes to accredited investors. A $550,000 Note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% Loan Fee on this Note, which bears a 5% coupon. A $50,000 Note was sold by the Company to affiliates of the Company and bears a 10% coupon. The Notes were accompanied by Warrants to purchase a total of 60,000 shares of Beard common stock at $0.50 per share. The Company has agreed to redeem the Notes within 10 days of receipt of the second installment of the McElmo Dome settlement. The Notes will mature on April 1, 2004; however, if they have not been redeemed by such date they will automatically be extended to January 1, 2005. As a condition of the private placement, a new Deed of Trust, Assignment of Production, Security Agreement and Financing Statement has been recorded against the Company's working and overriding royalty interests in the McElmo Dome field. Under this Deed of Trust and a companion Subordination and Nominee Agreement the priorities as to the repayment of indebtedness to the note holders and the Company's affiliates has been established without the necessity for a triggering event.

McElmo Dome Litigation

On December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 6, 2002 decision of the Colorado District Court which approved the Settlement, the allocation thereof, attorneys' fees and other matters. On March 24, 2003, parties objecting to the Settlement filed a Petition for Certiorari asking the U.S. Supreme Court for review. If the U.S. Supreme Court denies the Petition, the Settlement is expected to be final between early May and late June of 2003, meaning the distribution of Settlement funds can begin at that time according to the terms of the Settlement Agreement. Distribution of the proceeds will be delayed until the petition to the U.S Supreme Court has been decided. The Company believes the Settlement will be concluded within the time frame indicated with anticipated proceeds to the Company in excess of $3.9 million. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or that the objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely the Settlement will be overturned. (See Note 2 above and "Item 3. Legal Proceedings---McElmo Dome Litigation").

ABT Beard Litigation

In November of 2002, the Company filed suit against American Bio-Tech, Inc. ("ABT") seeking judicial termination of the partnership between the Company and ABT. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against various Company affiliates seeking an unspecified amount of damages plus attorneys' fees and costs. The Company and the third-party defendants have filed an answer denying liability and stating their intention to vigorously defend the claims.

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

                                                                                Director, Executive Officer
                                                                                     or Significant
                                                                                    Employee of Beard
             Name                                  Position                         or Beard Oil Since     Age
             ----                                  --------                         ------------------     ---
W. M. Beard                         Chairman of the Board, Chief Executive
                                              Officer and Director(A)               June 1969              74
Herb Mee, Jr.                         President, Chief Financial Officer            November 1973          74
                                                and Director(A)
Allan R. Hallock                                   Director                         December 1986          73
Harlon E. Martin, Jr.                              Director                         October 1997           55
Ford C. Price                                      Director                         March 1988             65
Philip R. Jamison                   President - Beard Technologies, Inc.(B)(C)      February 1997          64
Riza E. Murteza                      President & CEO - Beard Sino-American          November 1998          73
                                              Resources Co., Inc.(B)(C)
Marc A. Messner                      President & CEO- starpay.com, l.l.c.(C)        August 1998            41
                                  and Vice President-Corporate Development of
                                                   the Company
Jack A. Martine                     Controller and Chief Accounting Officer         October 1996           53
Rebecca G. Witcher                           Secretary-Treasurer(A)                 October 1993           43

----------------

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

     Riza E. Murteza has served as President and Chief Executive Officer of Beard Sino-American Resources Co., Inc. since November 1998. He was appointed Senior Advisor to the United Nations Development Project for China, residing in China for one year (1996-1997), assisting large Chinese enterprises move to a market economy. Prior to that he served as General Manager and Project Manager for two large projects in Indonesia and a large project in the Soviet Union for periods totaling nine years.

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

     The directors of the Company have been elected to serve until the annual stockholders' meeting to be held in the year indicated opposite their respective names or until their successors are duly elected and qualified:

                Director(A)                       Term
                -----------                       ----
     Allan R. Hallock                             2003
     Ford C. Price                                2003
     Harlon E. Martin, Jr.                        2004
     Herb Mee, Jr.                                2004
     W. M. Beard                                  2005
---------------

(A) Michael E. Carr, who was elected by the preferred stockholders in February 1994 to fill the directorship vacancy which they were entitled to fill, resigned effective February 1, 2002. To date the sole remaining preferred stockholder has not elected to fill such vacancy.

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

     All of the Company's directors had late filings during the fiscal year covered by this report. The directors erroneously believed that the granting of Stock Units under the Company's Deferred Stock Compensation Plan were to be reported annually on Form 5 rather than as they occurred during the year, and they reported such grants for the entire year on such basis. Accordingly, Mr. Beard had 24 late filings, Mr. Mee had one late filing, and Messrs. Hallock, Martin and Price each had 16 late filings.

     To the Company's knowledge, based solely on information received from each reporting person which includes written representations that, other than as described above, no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its reporting persons were complied with.

Item 11.  Executive Compensation.

     The table below sets forth the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers (hereafter referred to as the named executive officers), whose aggregate salary and bonus exceeded $100,000, for any of the fiscal years ended December 31, 2002, 2001 or 2000:

                                         SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                              Compensation
                                                             --------------------------------------------
                   Annual Compensation                          Awards           Payouts
----------------------------------------------------------      ------           -------
                                                              Securities
                                                              Underlying                        All Other
      Name and                                                 Options/           LTIP           Compen-
      Principal               Salary (A)      Bonus (B)         SAR's            Payouts       sation (C)
      Position         Year       ($)            ($)             (#)               ($)             ($)
      --------         ----       ---            ---             ---               ---             ---
W. M. Beard            2002    44,275(D)       -0-(D)            -0-            90,175(D)       1,788(D)(F)
Chairman & CEO         2001    66,000(D)       -0-(D)            -0-            68,400(D)       3,300(D)
                       2000   118,250(D)       -0-(D)            -0-            16,100(D)       5,913(D)
Herb Mee, Jr.          2002   132,000          -0-(E)            -0-            1,450(E)        3,505(F)
President & CFO        2001   132,000          -0-(E)            -0-            1,400(E)        6,670(E)
                       2000   132,000          -0-(E)            -0-            1,350(E)        6,600(E)
---------------

(A) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred pursuant to the Company's 401(k) Plan at the election of those officers. Amounts shown exclude cash compensation earned but deferred pursuant to the Company's Deferred Stock Compensation Plan (the "DSC Plan"). The Company has 350,000 shares available for issuance under the DSC Plan; 335,000 were reserved for distribution under the DSC Plan at December 31, 2002.

(B)  Bonus for length of service with Beard or Beard Oil.

(C)  Consists of the Company's contribution to the Company's 401(k) Plan.

(D) In 2002 Mr. Beard deferred 50% ($35,750) of his salary during the first 6-1/2 months of the year, 85% ($51,975) of his salary during the last 5-1/2 months of the year and all ($2,450) of his length of service bonus for the year; in 2001 Mr. Beard deferred one-half ($66,000) of his salary and all ($2,400) of his length of service bonus for the year; and in 2000 he deferred one-half ($13,750) of his salary for 2-1/2 months and all ($2,350) of his length of service bonus for the year pursuant to the DSC Plan.

(E) In 2002 Mr. Mee deferred all ($1,450) of his length of service bonus for the year; in 2001 Mr. Mee deferred all ($1,400) of his length of service bonus for the year; and in 2000 he deferred all ($1,350) of his length of service bonus for the year pursuant to the DSC Plan.

(F) Beginning July 16, 2002, the Company suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Although there is no firm commitment to do so, the Company has indicated its intention to reinstate the match when future conditions permit.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant any options during the last fiscal year.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The following table provides information, with respect to the named executive officers, concerning the exercise of options during the Company's last fiscal year and unexercised options held as of the end of the last fiscal year:

                                                                       Number of Securities        Value of Unexercised
                                                                      Underlying Unexercised      In-the-Money Options at
                                                                      Options at FY-End (#)              FY-End ($)
                                                                      ---------------------              ----------
                          Shares Acquired            Value                 Exercisable/                 Exercisable/
         Name             on Exercise (#)        Realized ($)             Unexercisable                Unexercisable
         ----             ---------------        ------------             -------------                -------------
W. M. Beard                     -0-                  $ -0-                  9,375/-0-                     $-0-/-0-
Herb Mee, Jr.                   -0-                  $ -0-                  18,371/-0-                    $-0-/-0-

Compensation of Directors

     Messrs.  Hallock,  Martin and Price  received  $8,000 each of deferred fees under the Company's Deferred Stock Compensation Plan (the "Plan") as compensation for services rendered in 2002. Under the Plan, the electing officers and directors can defer fees and compensation until termination of service or termination of the Plan, at which time the accounts will be settled by distribution of a number of shares of the Company's common stock equal to the number of Units credited under the Plan. A Unit is equal to the amount deferred divided by the fair market value of a share of common stock on the date of deferral. Currently, the non-management directors each receive $500 per month for their services, and also receive the following fees for directors' meetings which they attend: annual and 1-1/2 day meetings -- $750; regular meeting -- $500; telephone meeting -- $100 to $300 depending upon length of meeting. Messrs. Hallock, Martin and Price received $700, $250 and $700, respectively, for such attendance in 2002. The non-management directors also receive a small year-end bonus depending upon their length of service as directors of Beard and Beard Oil. All of the directors deferred such bonuses pursuant to the Plan. Beard also provides life, health and accident insurance benefits for its non-management directors who are not otherwise covered and the value of these benefits is included in the above compensation amounts. Messrs. Hallock, Price and Martin received $4,478, $453 and $202, respectively, of such compensation during the year. None of the directors received additional compensation in 2002 for their committee participation.


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Board of Directors (the "Board") establishes the general compensation policies of the Company. The Committee meets once each year to establish specific compensation levels for the chairman/chief executive officer ("CEO") and the president/chief financial officer ("CFO") and to review the executive officers' compensation generally. (The compensation for executive officers other than the CEO and CFO is actually determined by the CEO and CFO).

     The Committee's goal in setting executive compensation is to motivate, reward and retain management talent who support the Company's goals of increasing shareholder value. This goal is to provide competitive levels of compensation that relate to the Company's long-term performance goals and objectives, reward outstanding corporate performance and recognize individual initiative and achievement. The Committee endeavors to achieve these objectives through a combination of base salary, cash bonuses and stock options.

     The Committee believes that the total compensation of its CEO, CFO and other executive officers should be tied to the Company's success in achieving long-term growth in earnings, cash flow and stock price per share. The Committee also believes that the total cash compensation of such officers should, to the extent possible, be similar to the total cash compensation of similarly situated executives of peer group public companies. To date neither the Company nor the Committee has been able to establish a peer group which they feel is comparable enough in size, financial structure and diversity of operations to establish a valid comparison.

     No executive officer's compensation for 2002 exceeded the $1 million deduction limit under Section 162(m) of the Internal Revenue Code, as amended, and the same result is anticipated for 2003. The Committee does not anticipate that any executive officer's compensation would approach the threshold level in the foreseeable future.

     Base Salaries. No salary increases have been granted to the Company's top two executive officers since September of 1990. Because of the poor financial results in 2000, 2001 and 2002, no changes in base salary are currently under consideration for any of the executive officers. Because of the Company's deteriorating cash position, (i) the Chairman elected to defer one-half of his salary effective October 16, 2000 and increased such deferral to 85% effective July 16, 2002 and (ii) the President elected to defer 40% of his salary effective February 1, 2003.

     Cash Bonuses. All employees and directors of the Company receive a small year-end bonus depending upon their length of service as employees of Beard or Beard Oil. Because of the overall financial results, no other cash bonuses have been paid to executive officers during the last three fiscal years. The Chairman, the President and all of the directors elected to defer all of their year-end bonuses for calendar years 2000, 2001 and 2002.

     Beard Group 401(k) Plan. One of the Company's principal benefits has been its 401(k) Plan, which included a 100% match (up to a cap of 5% of gross salary) in order to encourage participation. Due to the Company's deteriorating cash position the Company on July 8, 2002 notified all Participants that it was suspending the 100% match effective July 16, 2002 until further notice. One of the investment options available under the Company's 401(k) Plan is the option for each participant to invest all or part of his investment account in Company common stock ("The Beard Company Stock Fund Investment Option"). The Committee feels that this option is important because it enables key management members to increase their ownership in the Company, further aligning their interests with those of the shareholders.

     Stock Options. The Committee desires to reward long-term strategic management practices and enhancement of shareholder value through the award of stock options. The Committee believes that stock options encourage increased performance by the Company's key employees by providing incentive to employees to elevate the long-term value of the Company's common stock, thus aligning the interests of the Company's employees with the interests of its shareholders. Additionally, stock options build stock ownership and provide employees with a long-term focus. However, because of their conviction that management should not reap the benefit of a low option grant price until the Company's performance has achieved a recognizable turnaround, the Committee has not granted any stock options since April of 1997.

     Deferred Stock Compensation Plan. This Plan was adopted in 1995 to provide a means to promote ownership by officers and directors of a greater proprietary interest in the Company, thereby aligning such interests more closely with the interests of the shareholders. Since 2000 the Plan has become increasingly important as a mechanism to conserve the Company's cash until the anticipated McElmo Dome Settlement has been received.

CEO Compensation

     W. M. Beard has been Chairman and CEO of the Company and its predecessors since 1974. Mr. Beard's 2002 base salary was $132,000, and has not increased since 1990. He receives, along with all other Beard employees, a small year-end bonus based on length of service. The 1994 stock option grant of 50,000 shares to Mr. Beard reflected the Committee's desire to provide significant incentives which link long-term executive compensation to long-term growth in equity for all shareholders, as described above. The award also reflected Mr. Beard's position and level of responsibility within the Company, the Committee's qualitative analysis of his performance in managing the Company, and the importance of the role he plays in determining the Company's strategic direction. Based on the Company's profitability, the granting of any additional stock options to Mr. Beard or other key management members was not considered by the Committee in 2002. A significant portion of the Company's outstanding options were exercised in 1998, including 75% of his outstanding option by Mr. Beard. The Committee may consider the awarding of additional options to key management members, including Mr. Beard, in 2004 and subsequent years. Any such grants will depend upon the Company's profitability at such time, the outlook for its various businesses and the Committee's determination of the need to provide additional incentives to management.

                       COMPENSATION COMMITTEE
                                 Allan R. Hallock, Chairman
                                         Harlon E. Martin, Jr.
                                                         Ford C. Price

                                STOCK PERFORMANCE

     The following performance graph compares The Beard Company's cumulative total stockholder return on its common stock against the cumulative total return of the NASDAQ Market Index and the SIC Code Index of the Bituminous Coal, Surface Mining Industry compiled by Media General Financial Services for the period from December 31, 1997 through December 31, 2002. The performance graph assumes that the value of the investment in The Beard Company stock and each index was $100 on December 31, 1997 and that any dividends were reinvested. The Beard Company has never paid dividends on its common stock.

                          ------------- ------------- ------------- ------------- ------------- -------------
                            December      December      December      December      December      December
                              1997          1998          1999          2000          2001          2002
                          ------------- ------------- ------------- ------------- ------------- -------------
The Beard Company            100.00         61.90         35.71          6.67         13.33          4.38
                          ------------- ------------- ------------- ------------- ------------- -------------
Bituminous Coal, Surface
    Mining Industry Index    100.00         61.99         44.26         84.45         96.95         95.21
                          ------------- ------------- ------------- ------------- ------------- -------------
NASDAQ Market Index          100.00        141.04        248.76        156.35        124.64         86.94
                          ------------- ------------- ------------- ------------- ------------- -------------

     The Industry Index chosen consists of the following companies: Arch Coal, Inc., Consol Energy, Inc., Headwaters Inc., Peabody Energy Corp., Westmoreland Coal Co. and Yanzhou Coal Mining Co.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth the name and address of each shareholder who is known to the Company to own beneficially more than 5% of Beard's outstanding common stock or preferred stock, the number of shares beneficially owned by each and the percentage of outstanding common or preferred stock so owned as of February 28, 2003. Unless otherwise noted, the person named has sole voting and investment powers over the shares reflected opposite his name.

                                                     Number of
                                                     Preferred                    Number of Common                      Combined
                                                    Shares and                       Shares and                        Common and
                                                     Nature of        Percent        Nature of         Percent      Preferred Voting
                                                     Ownership       of Class        Ownership       of Class (8)    Percentage (8)
                                                     ---------       --------        ---------       ------------    --------------
                Name and Address
                ----------------
John Hancock Financial Services,
Inc. ("Hancock")..................................    27,838          100.00%      234,030(1)(2)       12.80%(2)         17.89%
57th Floor
200 Clarendon Street
Boston, Massachusetts 02117

Dimensional Fund Advisors, Inc. ("DFA")...........      None            0.00%      112,296(3)           6.14%             5.78%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

The Beard Group 401(k) Trust
c/o InvesTrust, N.A., Trustee.....................      None            0.00%      199,278(4)          10.90%            10.26%
5101 N. Classen, Suite 620
Oklahoma City, OK 73118

W. M. Beard.......................................      None            0.00%      939,903(5)          44.45%            42.19%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Lu Beard..........................................      None            0.00%      247,639(6)          13.54%            12.75%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112

Herb Mee, Jr......................................      None            0.00%      365,036(7)          19.57%            18.45%
Enterprise Plaza, Suite 320
5600 North May Avenue
Oklahoma City, OK 73112
---------------

(1)  Shares are held by Hancock on behalf of itself and affiliated entities.

(2)  Excludes the Beard preferred shares which became  convertible  into 5.84% (113,513 shares) of the outstanding  common stock
     (after conversion) on January 1, 2003.

(3)  DFA, a registered  investment  advisor,  is deemed to have  beneficial  ownership of 112,296 shares as of December 31, 2002
     (latest  information  available),  all of which shares are held in portfolios of investment  companies and commingled group trusts and separate  accounts  which DFA serves as investment  advisor or  investment  manager.  DFA  disclaims  beneficial ownership of all such shares.

(4)  Represents  shares  owned by The Beard Group 401(k)  Trust (the  "401(k)  Trust") at February 28, 2003.  Shares held by the
     401(k) Trust are owned by the  participating  employees,  each of whom has sole voting and investment power over the shares held in his or her  account.  Includes  53,899  and  127,744  shares  held  for the  accounts  of  Messrs.  Beard  and Mee, respectively.

(5)  Includes 187,354 shares owned directly by Mr. Beard as to which he has sole voting and investment power; 240,380 shares (or
     13.14%) owned by the William M. Beard and Lu Beard 1988 Charitable  Unitrust (the  "Unitrust"),  of which Mr. Beard and his wife, Lu Beard,  serve as  co-trustees  and share voting and investment  power;  36,214 shares held by the William M. Beard
     Irrevocable  Trust "A," 51,324  shares held by the William M. Beard  Irrevocable  Trust "B," and 62,661  shares held by the
     William M. Beard Irrevocable Trust "C" (collectively,  the "Beard Irrevocable Trusts") of which Messrs. Beard and Herb Mee,
     Jr. are trustees and share voting and investment power;  5,053 shares each held by the John Mason Beard II Trust and by the
     Joseph G. Beard Trust as to which Mr. Beard is the trustee and has sole voting and investment  power;  2,442 shares held by the Rebecca Banner Beard Lilly Living Trust as to which Mr. Beard is a co-trustee  and shares voting and  investment  power with his daughter;  53,899 shares held by The Beard Group 401(k) Trust (the "401(k) Trust") for the account of Mr. Beard as to which he has sole voting and investment power; and 9,999 shares held by B & M Limited, a general partnership ("B&M"), of which Mr. Beard is a general  partner and shares  voting and  investment  power with Mr. Mee.  Also  includes  9,375 shares subject to presently  exercisable  options;  6,000 shares subject to presently  exercisable  warrants held by the Unitrust;
     5,000 shares subject to presently  exercisable  warrants held by B&M; and 265,149 shares reserved in Mr. Beard's account in the Company's  Deferred  Stock  Compensation  Plan (the "DSC Plan") which will be distributed  upon his death,  disability, retirement or termination. Excludes 1,259 shares owned by his wife as to which Mr. Beard disclaims beneficial ownership.

(6)  Includes 240,380 shares owned directly by the Unitrust and 6,000 shares subject to presently  exercisable warrants owned by the Unitrust,  as to all of which Mr. and Mrs.  Beard serve as  co-trustees  and share voting and  investment  power.  Also includes 1,259 shares owned directly by Mrs. Beard as to which she has sole voting and investment power.

(7)  Includes 21,560 shares owned directly by Mr. Mee as to which he has sole voting and investment power; 14,422 shares held by
     Mr. Mee and Marlene W. Mee as joint tenants as to which he shares voting and  investment  power with Mrs. Mee, 4,999 shares held by Mee Investments,  Inc., as to which Mr. Mee has sole voting and investment  power;  9,999 shares owned directly and
     5,000  shares  subject  to  presently  exercisable  warrants  held by B & M as to all of which Mr.  Mee  shares  voting and investment  power with Mr. Beard but as to which Mr. Mee has no present economic  interest;  and 127,743 shares held by the
     401(k) Trust for the account of Mr. Mee as to which he has sole voting and investment  power.  Also includes 150,199 shares held by the Beard  Irrevocable  Trusts as to which Mr. Mee is a co-trustee and shares voting and investment  power with Mr.
     Beard but as to which Mr. Mee has no pecuniary  interest and disclaims  beneficial  ownership.  Also includes 18,371 shares subject to presently  exercisable  options and 12,743  shares  reserved in Mr. Mee's  account in the DSC Plan which will be distributed upon his death,  disability,  retirement or termination.  Excludes 33 shares owned by Mrs. Mee, as to which Mr.
     Mee disclaims beneficial ownership.

(8)  All percentages reflected above exclude 295,053 common shares held by the Company as treasury stock.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the number of shares of Beard common stock beneficially owned by each director, the Chief Executive Officer ("CEO"), each named executive officer and by all directors and executive officers as a group and the percentage of outstanding common stock so owned as of February 28, 2003.

                                            Amount and
                                            Nature of
                                            Beneficial      Percent
               Name and Address             Ownership     of Class (7)
               ----------------             ---------     ------------
W. M. Beard............................     939,903(1)      44.45%
Herb Mee, Jr...........................     365,037(2)      19.57%
Marc A. Messner........................      37,500          2.05%
Allan R. Hallock.......................      74,796(3)       3.97%
Ford C. Price..........................      54,384(4)       2.92%
Harlon E. Martin, Jr...................      28,577(5)       1.54%
Jack A. Martine........................      10,875(6)        ---(9)
Rebecca G. Witcher.....................       3,880(7)        ---(9)
All directors and executive
     officers as a group (8 in number).   1,349,754(8)      60.91%
---------------

(1)  See  footnote  (5) to  table  "Security  Ownership  of  Certain  Beneficial
     Owners."

(2)  See  footnote  (7) to  table  "Security  Ownership  of  Certain  Beneficial
     Owners."

(3) Includes 1,875 shares held directly by Mr. Hallock as to which he has sole voting and investment power; 19,618 shares owned directly and 20,000 shares subject to presently exercisable warrants held by A. R. Hallock & Co., a nominee partnership for estate planning purposes as to which Mr. Hallock shares voting and investment powers with his wife; and 33,303 shares reserved in Mr. Hallock's account in the DSC Plan which will be distributed upon his death, disability, retirement or termination.

(4) Includes 17,561 shares held by the FCP Trust as to which Mr. Price has shared voting and investment power, 2,449 shares held by an IRA for the benefit of Mr. Price as to which he has sole voting and investment power, and 34,284 shares reserved in Mr. Price's account in the DSC Plan which will be distributed upon his death, disabiliity, retirement or termination.

(5) Includes 750 shares held directly by Mr. Martin as to which he has sole voting and investment power, and 27,827 shares reserved in Mr. Martin's account in the DSC Plan which will be distributed upon his death, disability, retirement or termination.

(6)  Includes  1,500 shares held directly by Mr. Martine as to which he has sole
     voting  and  investment   power  and  9,375  shares  subject  to  presently
     exercisable options.

(7)  Includes 130 shares held directly by Mrs.  Witcher as to which she has sole
     voting  and  investment   power  and  3,750  shares  subject  to  presently
     exercisable options.

(8) Includes 864,043 shares as to which directors and executive officers have sole voting and investment power and 485,711 shares as to which they share voting and investment power with others.

(9)  Reflects ownership of less than one (1) percent.

(10) See  footnote  (8) to  table  "Security  Ownership  of  Certain  Beneficial
     Owners."

Item 13.  Certain Relationships and Related Transactions.

     Unitrust Credit Lines. In April 2000, William M. Beard and Lu Beard, as trustees of the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Trustees") provided a $1,000,000 revolving line of credit to the Company. The original loan by the Trustees provided for a term of 15 months, 10% interest and was subject to the terms of a promissory note and a letter loan agreement of corresponding dates. The line of credit was increased to $1,500,000 in October 2000, and the maturity was extended to April 1, 2002. The credit line was increased to $1,750,000 in March 2001, to $2,000,000 in June 2001, to $2,250,000
in September 2001, to $2,500,000 in January 2002 and to $3,000,000 in October 2002. The interest rate remains at 10% and the loan now matures on January 3, 2005. As of December 31, 2002, the line of credit had been fully utilized. In November 2002, the Unitrust provided a supplemental $150,000 revolving line of credit maturing on October 31, 2003. The supplemental line was also at 10% interest and was subject to the terms of a promissory note and a supplemental letter loan agreement of corresponding date. As of December 31, 2002, there was a principal balance of $110,000 outstanding on the supplemental line. In May 2002, the Unitrust also purchased $120,000 of 10% Subordinated Notes due September 30, 2003 in connection with a private placement of notes and warrants by the Company.

     Borrowings from Other Related Entities. Three affiliates of the Company's Chairman loaned $100,000 to the Company in 2001, also at 10% interest, under notes maturing on April 1, 2003. These loans were paid in full in April 2002. One of these affiliates purchased a $50,000 10% subordinated note in connection with the private placement of notes and warrants by the Company in February 2003.

Item 14.  Controls and Procedures.

     Within the 90 days prior to the date of this report we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

10(c) The Beard Company 1994 Phantom Stock Units Plan as amended effective October 23, 1997. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).*

10(d) Amendment No. Three to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended October 24, 2001. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit 99 filed on April 10, 2002 to Registrant's Registration Statement on Form S-8, File No. 333-85936, and same is incorporated herein by reference).*

10(e) Amended and Restated Nonqualified Stock Option Agreement by and between Richard D. Neely and ISITOP, Inc. ("ISITOP"), dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(g) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(f) Amended and Restated Nonqualified Stock Option Agreement by and between Jerry S. Neely and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(h) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(g) Nonqualified Stock Option Agreement by and between Robert A. McDonald and ISITOP, dated November 12, 1998. (This Exhibit has been previously filed as Exhibit 10(i) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(h) Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc., dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).*

10(i) Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

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

10(t) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated February 28, 2002. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended March 31, 2002, and same is incorporated herein by reference).

10(u) Amended Letter Loan Agreement by and between Registrant and the Unitrust dated October 3, 2002. (This Exhibit has been previously filed as Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002, and same is incorporated herein by reference).

10(v) Supplemental Letter Loan Agreement by and between Registrant and the Unitrust dated November 7, 2002.

10(w) Promissory Note from Registrant to the Trustees of the Unitrust dated April 3, 2000. (This Exhibit has been previously filed as Exhibit 10(dd) to Registrant's Form 10-K for the period ended December 31, 1999, filed on April 14, 2000, and same is incorporated herein by reference).

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

10(cc) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated January 15, 2002. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-K for the period ended December 31, 2001, filed on April 16, 2002, and same is incorporated herein by reference).

10(dd) Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated February 28, 2002. (This Exhibit has been previously filed as Exhibit 10(bb) to Registrant's Form 10-Q for the period ended March 31, 2002, and same is incorporated herein by reference).

10(ee) Renewal  Promissory  Note from Registrant to the Trustees of the Unitrust dated October 3, 2002. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002, and same is incorporated herein by reference).

10(ff) Supplemental  Promissory  Note from  Registrant  to the  Trustees  of the
       Unitrust dated November 7, 2002.

10(gg) Promissory  Note from  Registrant  to the Trustee of the William M. Beard
       Irrevocable Trust "B" (the "B Trust") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(hh) Promissory  Note from  Registrant  to the Trustee of the William M. Beard
       Irrevocable Trust "C" (the "C Trust") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(ii) Promissory Note from Registrant to B & M Limited,  a General  Partnership
       ("B&M") dated August 31, 2001. (This Exhibit has been previously filed as Exhibit 10(x) to Registrant's Form 10-Q for the period ended September 30, 2001, filed on November 19, 2001, and same is incorporated herein by reference).

10(jj) Promissory Note from Registrant to Bank of Oklahoma,  N.A.  ("BOK") dated
       August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(r) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(kk) Extension  Promissory  Note from  Registrant  to BOK dated  September 30,
       2000. (This Exhibit has been previously filed as Exhibit 10(s) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(ll) Extension  Promissory  Note from  Registrant to BOK dated March 15, 2001.
       (This Exhibit has been previously filed as Exhibit 10(w) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(mm) Extension  Promissory  Note from  Registrant  to BOK dated June 30, 2001.
       (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001, and same is incorporated herein by reference).

10(nn) Extension  Promissory  Note from  Registrant  to BOK dated May 15,  2002.
       (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10(oo) Form of 10%  Subordinated  Note due September 30, 2003. (This Exhibit has
       been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10(pp) Form of 2002 Warrant.  (This Exhibit has been previously filed as Exhibit
       10(d) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10(qq) Form of Deed of Trust,  Assignment of Production,  Security Agreement and
       Financing Statement dated as of May 16, 2002. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002, and same is incorporated herein by reference).

10(rr) Guaranty  Agreement  between the  Unitrust and BOK dated August 30, 2000.
       (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(ss) Guaranty  Agreement  between W. M. Beard and BOK dated  August 30,  2000.
       (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10(tt) Asset  Purchase and Sale Agreement  among Testco Inc. de Mexico,  S.A. de
       C.V. and ITS-Testco, LLC and PD Oilfield Services Mexicana, S. de R.L. de C.V., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(z) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

10(uu) Asset Purchase and Sale Agreement between ITS-Testco,  LLC and Inter-Tech
       Drilling Solutions, Inc., dated May 4, 2001. (This Exhibit has been previously filed as Exhibit 10(aa) to Registrant's Form 10-Q for the period ended March 31, 2001, filed on May 21, 2001, and same is incorporated herein by reference).

14     Code of Ethics

21     Subsidiaries of the Registrant

23     Consents of Experts and Counsel:

23(a)  Consent of Cole & Reed, P.C.

99     Additional exhibits:

99(a) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99(b) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
-------------

*    Compensatory plan or arrangement

     The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     A report on Form 8-K was filed by the Company on December 20, 2002. The matter reported was the filing of a suit by the Company in the U.S. District Court for the Western District of Oklahoma to terminate the Company's business relationship with American Bio Tech, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE BEARD COMPANY
                                         (Registrant)

                                           HERB MEE, JR.
DATE:  April 8, 2003                   By  Herb Mee, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                       Title                           Date
---------                       -----                           ----

By    W.M. BEARD                Chief Executive Officer         April 8, 2003
      W.M. Beard

By    HERB MEE, JR.             President and Chief             April 8, 2003
      Herb Mee, Jr.             Financial Officer

By    JACK A. MARTINE           Controller and                  April 8, 2003
      Jack A. Martine           Chief Accounting Officer

By    W.M. BEARD                Chairman of the Board           April 8, 2003
      W.M. Beard

By    HERB MEE, JR.             Director                        April 8, 2003
      Herb Mee, Jr.

By    ALLAN R. HALLOCK          Director                        April 8, 2003
      Allan R. Hallock

By    HARLON E. MARTIN, JR.     Director                        April 8, 2003
      Harlon E. Martin, Jr.

By    FORD C. PRICE             Director                        April 8, 2003
      Ford C. Price

                                 EXHIBIT INDEX

Exhibit
No.    Description                                Method of Filing
---    -----------                                ----------------
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

4(b)   Settlement Agreement, with Certificate of  Incorporated herein by reference
       Amendment attached thereto,  by and among
       Registrant,  Beard  Oil,  New  York  Life
       Insurance   Company,    New   York   Life
       Insurance  and  Annuity   Company,   John
       Hancock  Mutual Life  Insurance  Company,
       Memorial Drive Trust and Sensor, dated as
       of April 13, 1995.

10(a)  Amendment  No.  One to The Beard  Company  Incorporated herein by reference
       1993 Stock  Option Plan dated  August 27,
       1993, as amended June 4, 1998.

10(b)  Form of  Indemnification  Agreement dated  Incorporated herein by reference
       December   15,   1994,   by  and  between
       Registrant and eight directors.

10(c)  The  Beard  Company  1994  Phantom  Stock  Incorporated herein by reference
       Units Plan as amended  effective  October
       23, 1997.

10(d)  Amendment  No. Three to The Beard Company  Incorporated herein by reference
       Deferred  Stock  Compensation  Plan dated
       November 1, 1995, as amended  October 24,
       2001.

10(e)  Amended and Restated  Nonqualified  Stock  Incorporated herein by reference
       Option  Agreement by and between  Richard
       D.  Neely and  ISITOP,  Inc.  ("ISITOP"),
       dated November 12, 1998.

10(f)  Amended and Restated  Nonqualified  Stock  Incorporated herein by reference
       Option  Agreement by and between Jerry S.
       Neely  and  ISITOP,  dated  November  12,
       1998.

10(g)  Nonqualified  Stock  Option  Agreement by  Incorporated herein by reference
       and  between   Robert  A.   McDonald  and
       ISITOP, dated November 12, 1998.

10(h)  Incentive  Stock Option  Agreement by and  Incorporated herein by reference
       between   Philip  R.  Jamison  and  Beard
       Technologies, Inc., dated May 18, 1998.

10(i)  Subscription  Agreement  by  and  between  Incorporated herein by reference
       Cibola    Corporation    ("Cibola")   and
       Registrant, dated April 10, 1996.

10(j)  Nonrecourse  Secured Promissory Note from  Incorporated herein by reference
       Registrant  to  Cibola,  dated  April 10,
       1996.

10(k)  Security    Agreement    by   and   among  Incorporated herein by reference
       Registrant,   Cibola   and   the   Cibola
       shareholders, dated April 10, 1996.

10(l)  Tax  Sharing   Agreement   by  and  among  Incorporated herein by reference
       Registrant,   Cibola   and   the   Cibola
       shareholders, dated April 10, 1996.

10(m)  Guaranty Agreement between Registrant and  Incorporated herein by reference
       Oklahoma Bank and Trust Company, dated as of June 7, 1999.

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

10(p) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated
       March 31, 2001.

10(q) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated
       June 30, 2001.

10(r) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated
       September 30, 2001.

10(s) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated
       January 15, 2002.

10(t) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated
       February 28, 2002.

10(u) Amended Letter Loan Agreement by and Incorporated herein by reference between Registrant and the Unitrust dated
       October 3, 2002.

10(v) Supplemental Letter Loan Agreement by and Filed herewith electronically between Registrant and the Unitrust dated
       November 7, 2002.

10(w)  Promissory  Note from  Registrant  to the  Incorporated herein by reference
       Trustees of the  Unitrust  dated April 3,
       2000.

10(x) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       September 1, 2000.

10(y) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       October 20, 2000.

10(z) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       March 31, 2001.

10(aa) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       June 30, 2001.

10(bb) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       September 30, 2001.

10(cc) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       January 15, 2002.

10(dd) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       February 28, 2002.

10(ee) Renewal Promissory Note from Registrant Incorporated herein by reference to the Trustees of the Unitrust dated
       October 3, 2002.

10(ff) Supplemental    Promissory    Note   from  Filed herewith electronically
       Registrant   to  the   Trustees   of  the
       Unitrust dated November 7, 2002.

10(gg) Promissory  Note from  Registrant  to the  Incorporated herein by reference
       Trustee   of   the   William   M.   Beard
       Irrevocable  Trust  "B"  (the "B  Trust")
       dated August 31, 2001.

10(hh) Promissory  Note from  Registrant  to the  Incorporated herein by reference
       Trustee   of   the   William   M.   Beard
       Irrevocable  Trust  "C"  (the "C  Trust")
       dated August 31, 2001.

10(ii) Promissory  Note from Registrant to B & M  Incorporated herein by reference
       Limited, a General Partnership ("B&M") dated August 31, 2001.

10(jj) Promissory Note from Registrant to Bank Incorporated herein by reference of Oklahoma, N.A. ("BOK") dated August
       30, 2000.

10(kk) Extension Promissory Note from Registrant Incorporated herein by reference to BOK dated September 30, 2000.

10(ll) Extension Promissory Note from Registrant Incorporated herein by reference to BOK dated March 15, 2001.

10(mm) Extension Promissory Note from Registrant Incorporated herein by reference to BOK dated June 30, 2001.

10(nn) Extension Promissory Note from Registrant Incorporated herein by reference to BOK dated May 15, 2002.

10(oo) Form  of  10%   Subordinated   Note   due  Incorporated herein by reference
       September 30, 2003.

10(pp) Form of 2002 Warrant.                      Incorporated herein by reference

10(qq) Form  of  Deed of  Trust,  Assignment  of  Incorporated herein by reference
       Production,    Security   Agreement   and
       Financing  Statement  dated as of May 16,
       2002.

10(rr) Guaranty Agreement between the Unitrust Incorporated herein by reference and BOK dated August 30, 2000.

10(ss) Guaranty Agreement between W. M. Beard Incorporated herein by reference and BOK dated August 30, 2000.

10(tt) Asset Purchase and Sale  Agreement  among  Incorporated herein by reference
       Testco Inc. de Mexico,  S.A. de C.V.  and
       ITS-Testco,  LLC and PD Oilfield Services
       Mexicana,  S. de R.L. de C.V.,  dated May
       4, 2001.

10(uu) Asset Purchase and Sale Agreement between  Incorporated herein by reference
       ITS-Testco,  LLC and Inter-Tech  Drilling
       Solutions, Inc., dated May 4, 2001.

14     Code of Ethics                             Filed herewith electronically

21     Subsidiaries of the Registrant             Filed herewith electronically

23(a)  Consent of Cole & Reed, P.C.               Filed herewith electronically

99(a)  Chief  Executive  Officer   Certification  Filed herewith electronically
       pursuant to 18 U.S.C.  Section  1350,  as
       adopted  pursuant  to Section  906 of the
       Sarbanes Oxley Act of 2002.

99(b)  Chief  Financial  Officer   Certification  Filed herewith electronically
       pursuant to 18 U.S.C.  Section  1350,  as
       adopted  pursuant  to Section  906 of the
       Sarbanes Oxley Act of 2002.

                          CERTIFICATIONS FOR FORM 10-K

I, William M. Beard, Chairman of the Board and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of The Beard Company (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     The Beard Company

                                     WILLIAM M. BEARD
Date:  April 8, 2003             By: William M. Beard
                                     Chairman of the Board and
                                     Chief Executive Officer

                          CERTIFICATIONS FOR FORM 10-K

     I, Herb Mee, Jr., President and Chief Financial Officer, certify that:

     I have reviewed this annual report on Form 10-K of The Beard Company (the "registrant");

     1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     The Beard Company

Date:  April 8, 2003                 By:  HERB MEE, JR.
                                          Herb Mee, Jr.
                                          President and Chief Financial Officer