Form 10-Q
period 2003-03-31
BEARD CO /OK
filed 2003-05-15
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2003

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2003.


                   Common Stock $.001333 par value - 1,828,845

                                THE BEARD COMPANY

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements...............................................   3
      Balance Sheets - March 31, 2003 (Unaudited) and
           December 31, 2002...............................................   3
      Statements of Operations - Three Months
           ended March 31, 2003 and 2002 (Unaudited).......................   4
      Statements of Shareholders' Equity - Year ended December 31, 2002
           and Three Months ended March 31, 2003 (Unaudited)...............   5
      Statements of Cash Flows - Three Months ended
           March 31, 2003 and 2002 (Unaudited).............................   6
      Notes to Financial Statements (Unaudited)............................   8
Item 2. Management's  Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  21
Item 4. Controls and Procedures............................................  22

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................  22
Item 2. Changes in Securities and Use of Proceeds..........................  22
Item 6. Exhibits and Reports on Form 8-K...................................  23
Signatures.................................................................  24
Certifications.............................................................  25

                               THE BEARD COMPANY AND SUBSIDIARIES
                                         Balance Sheets
                                                                     March 31,      December 31,
                                 Assets                                 2003            2002
                                 ------                             ------------    ------------
Current assets:
       Cash and cash equivalents                                    $    50,000     $    79,000
       Accounts receivable, less allowance for doubtful
          receivables of $80,000 in 2003 and 2002                       239,000         133,000
       Prepaid expenses and other assets                                 21,000          20,000
       Assets of discontinued operations held for resale                341,000         343,000
                                                                    ------------    ------------
                     Total current assets                               651,000         575,000
                                                                    ------------    ------------
Notes receivable                                                         30,000          30,000

Investments and other assets                                             74,000          67,000

Property, plant and equipment, at cost                                1,801,000       1,794,000
       Less accumulated depreciation, depletion and amortization      1,278,000       1,259,000
                                                                    ------------    ------------
                     Net property, plant and equipment                  523,000         535,000
                                                                    ------------    ------------
Intangible assets, at cost                                              180,000         114,000
       Less accumulated amortization                                     83,000          57,000
                                                                    ------------    ------------
                     Net intangible assets                               97,000          57,000
                                                                    ------------    ------------
                                                                    $ 1,375,000     $ 1,264,000
                                                                    ============    ============

                        Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
       Trade accounts payable                                       $    85,000     $   138,000
       Accrued expenses                                                 184,000         177,000
       Short-term debt                                                  300,000         300,000
       Short-term debt - related entities                                25,000         111,000
       Current maturities of long-term debt                               8,000           8,000
       Liabilities of discontinued operations held for resale           124,000         125,000
                                                                    ------------    ------------
                     Total current liabilities                          726,000         859,000
                                                                    ------------    ------------
Long-term debt less current maturities                                1,416,000         853,000

Long-term debt - related entities                                     3,511,000       3,388,000

Other long-term liabilities                                             108,000         108,000

Redeemable preferred stock of $100 stated value;
       5,000,0000 shares authorized;
       27,838 shares issued and
       outstanding in 2002 (note 4)                                           -         889,000

Shareholders' equity (deficiency):
       Convertible preferred stock of $100 stated value;
         5,000,000 shares authorized; 27,838 shares issued
         and outstanding 2003 (note 4)                                  889,000               -
       Common stock of $.001333 par value per share; 7,500,000
          shares authorized; 2,123,898 shares issued
          and outstanding in 2003 and 2002                                3,000           3,000
       Capital in excess of par value                                38,263,000      38,207,000
       Accumulated deficit                                          (41,680,000)    (41,182,000)
       Accumulated other comprehensive loss                             (15,000)        (15,000)
       Treasury stock, 295,053 shares, at cost, in 2003 and 2002     (1,846,000)     (1,846,000)
                                                                    ------------    ------------
                     Total shareholders' equity (deficiency)         (4,386,000)     (4,833,000)
                                                                    ------------    ------------
Commitments and contingencies (note 7)
                                                                    $ 1,375,000     $ 1,264,000
                                                                    ============    ============

See accompanying notes to financial statements.

                               THE BEARD COMPANY AND SUBSIDIARIES
                                    Statements of Operations
                                           (Unaudited)
                                                                    For the Three Months Ended
                                                                    --------------------------
                                                                     March 31,       March 31,
                                                                       2003            2002
                                                                    ------------    ----------
Revenues:
      Coal reclamation                                              $   42,000      $    1,000
      Carbon dioxide                                                   127,000          86,000
      China                                                                  -               -
      e-Commerce                                                        25,000               -
      Other                                                                  -           3,000
                                                                    -----------     -----------
                                                                       194,000          90,000
                                                                    -----------     -----------
Expenses:
      Coal reclamation                                                 110,000         119,000
      Carbon dioxide                                                    33,000          31,000
      China                                                                  -               -
      e-Commerce                                                             -               -
      Selling, general and administrative                              423,000         253,000
      Depreciation, depletion and amortization                          46,000          23,000
      Other                                                             15,000          15,000
                                                                    -----------     -----------
                                                                       627,000         441,000
                                                                    -----------     -----------
Operating profit (loss):
      Coal reclamation                                                 (89,000)       (147,000)
      Carbon dioxide                                                    84,000          47,000
      China                                                           (162,000)              -
      e-Commerce                                                        (8,000)        (36,000)
      Other, primarily corporate                                      (258,000)       (215,000)
                                                                    -----------     -----------
                                                                      (433,000)       (351,000)
Other income (expense):
      Interest income                                                        -          27,000
      Interest expense                                                (128,000)        (67,000)
      Equity in net earnings (loss) of unconsolidated affiliates        43,000         (31,000)
      Gain on sale of assets                                                 -           9,000
                                                                    -----------     -----------
Loss from continuing operations before income taxes                   (518,000)       (413,000)

Income tax benefit (expense) (note 6)                                        -               -
                                                                    -----------     -----------
Loss from continuing operations                                       (518,000)       (413,000)

Earnings (loss) from discontinued operations (note 3)                   20,000         (48,000)
                                                                    -----------     -----------
Net loss                                                            $ (498,000)     $ (461,000)
                                                                    ===========     ===========

Net earnings (loss) per average common share outstanding:
    Basic and diluted:
         Loss from continuing operations                            $    (0.28)     $    (0.22)
         Earnings (loss) from discontinued operations                     0.01           (0.03)
                                                                    -----------     -----------
         Net loss                                                   $    (0.27)     $    (0.25)
                                                                    ===========     ===========

Weighted average common shares outstanding - basic and diluted       1,829,000       1,829,000
                                                                    ===========     ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                              Accumulated                 Total
                                                                   Capital in                    Other                 Shareholders'
                                              Preferred  Common    Excess of    Accumulated  Comprehensive  Treasury      Equity
                                                Stock     Stock    Par Value      Deficit       Income       Stock     (Deficiency)
                                                -----     -----    ---------      -------       ------       -----     ------------
Balance, December 31, 2001                    $       -  $ 3,000  $ 38,081,000  $(36,568,000)  $(14,000)  $(1,846,000)  $(  344,000)

     Net loss                                         -        -             -    (4,614,000)         -             -    (4,614,000)
     Comprehensive income:
       Foreign currency translation
       adjustment                                     -        -             -             -     (1,000)            -        (1,000)
                                                                                                                        -----------
  Comprehensive loss                                  -        -             -             -          -             -    (4,615,000)
                                                                                                                        -----------
  Issuance of stock warrants                          -        -        11,000             -          -             -        11,000

  Reservation of shares pursuant to deferred
       compensation plan                              -        -       115,000             -          -             -       115,000
                                              ---------  -------  ------------  ------------   --------    ----------   -----------

Balance, December 31, 2002                            -    3,000    38,207,000   (41,182,000)   (15,000)   (1,846,000)   (4,833,000)

     Net loss, three months ended March 31, 2003
     (unaudited)                                      -        -             -      (498,000)         -             -      (498,000)
     Comprehensive income:
       Foreign currency translation
       adjustment (unaudited)                         -        -             -             -          -             -             -
                                                                                                                        -----------
  Comprehensive loss (unaudited)                      -        -             -             -          -             -      (498,000)
                                                                                                                        -----------
  Expiration of mandatory redemption
       option for preferred stock (unaudited)   889,000        -             -             -          -             -       889,000

  Issuance of stock warrants (unaudited)              -        -        12,000             -          -             -        12,000

  Reservation of shares pursuant to deferred
       compensation plan (unaudited)                  -        -        44,000             -          -             -        44,000
                                              ---------  -------  ------------  ------------   --------   -----------   -----------
Balance, March 31, 2003 (unaudited)           $ 889,000  $ 3,000  $ 38,263,000  $(41,680,000)  $(15,000)  $(1,846,000)  $(4,386,000)
                                              =========  =======  ============  ============   ========   ===========   ===========

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)
                                                            For the Three Months Ended
                                                            --------------------------
                                                           March 31, 2003 March 31, 2002
                                                           -------------- --------------
Operating activities:
     Cash received from customers                            $  69,000     $ 150,000
     Cash paid to suppliers and employees                     (543,000)     (317,000)
     Interest received                                               -        22,000
     Interest paid                                             (66,000)       (5,000)
     Operating cash flows of discontinued operations            (5,000)     (158,000)
                                                             ----------    ----------
          Net cash used in operating activities               (545,000)     (308,000)
                                                             ----------    ----------

Investing activities:
     Acquisition of property, plant and equipment              (12,000)       (5,000)
     Acquisition of intangibles                                      -       (11,000)
     Proceeds from sale of assets                                1,000        18,000
     Proceeds from sale of assets of discontinued operations    45,000        44,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                    (1,000)       (4,000)
     Investment in and advances to fifty percent-owned
        subsidiary in China                                     (9,000)     (169,000)
     Advances for notes receivable                                   -        (2,000)
     Payments on notes receivable                                    -        20,000
     Other                                                      45,000        36,000
                                                             ----------    ----------
          Net cash provided by (used in) investing activities   69,000       (73,000)
                                                             ----------    ----------

Financing activities:
     Proceeds from term notes                                  850,000             -
     Payments on line of credit and term notes                (302,000)       (2,000)
     Proceeds from related party debt                          157,000       370,000
     Payments on related party debt                           (192,000)       (5,000)
     Capitalized costs associated with issuance of
       subordinated debt                                       (66,000)            -
                                                             ----------    ----------
          Net cash provided by financing activities            447,000       363,000
                                                             ----------    ----------

Net decrease in cash and cash equivalents                      (29,000)      (18,000)

Cash and cash equivalents at beginning of period                79,000        55,000
                                                              ---------    ----------

Cash and cash equivalents at end of period                   $  50,000     $  37,000
                                                             ==========    ==========

Continued

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                            For the Three Months Ended
                                                           -----------------------------
                                                           March 31, 2003 March 31, 2002
                                                           -------------- --------------
Net loss                                                     $(498,000)    $(461,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation, depletion and amortization                   46,000        23,000
     Depreciation, depletion and amortization of
       discontinued operations                                       -         1,000
     Gain on sale of assets                                          -       (11,000)
     Gain on sale of assets of discontinued operations         (45,000)      (36,000)
     Equity in operations of unconsolidated affiliates         (43,000)       36,000
     Non cash compensation expense                              57,000             -
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                       -        (4,000)
     (Increase) decrease in accounts receivable, prepaid
        expenses andother current assets                       (66,000)        6,000
     Decrease in inventories                                         -        56,000
     Increase in accounts payable, accrued
        expenses and other liabilities                           4,000        82,000
                                                             ----------    ----------
     Net cash used in operating activities                   $(545,000)    $(308,000)
                                                             ==========    ==========

See accompanying notes to financial statements.


                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2003 and 2002
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2002 annual report on Form 10-K.

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

     The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is continuing to pursue environmental opportunities in China focusing on the installation and construction of facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc. The e-Commerce Segment consists of a 71%-owned subsidiary whose activities are aimed at developing business opportunities to leverage starpay.com, l.l.c.'s intellectual property portfolio of Internet payment methods and security technologies.

     As discussed in note 3: (1) In 1999, the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities business (the "ITF" Segment); (2) in 1999 the Management Committee of North American Brine Resources ("NABR") adopted a plan to discontinue its brine extraction/iodine manufacturing business which comprised the Company's ("BE/IM") Segment; and (3) in May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in the Natural Gas Well Servicing ("WS") Segment were sold and in August 2001, the Company ceased pursuing opportunities in Mexico and the segment was discontinued.

     Investments
     -----------
     The Company owns a 50% interest in ABT-Beard, L.L.C. ("ABT-Beard"), which was pursuing environmental opportunities in China. ABT-Beard had no revenues for either the first quarter of 2003 or 2002. ABT-Beard incurred losses of $9,000 and $146,000 for the first quarter of 2003 and 2002, respectively. As a result of a controversy which developed between the Company and its partner in ABT-Beard and the inability to resolve the differences, the Company filed suit against its partner in November of 2002 to terminate the business relationship. Due to the uncertainties associated with this litigation, the Company fully impaired its investment and all receivables associated with the partnership in the fourth quarter of 2002. See notes 2 and 7 below.

     Impact of Recently Issued Accounting Standards Not Yet Adopted
     --------------------------------------------------------------
     In September 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 applies to the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. The statement requires that asset retirement obligations be recognized at fair value when the obligation is incurred.

     The Company has adopted FASB Statements No. 143 effective January 1, 2003 for the fiscal year ended December 31, 2003 and the impact is not material.

     Reclassifications
     -----------------
     Certain 2002 balances have been reclassified to conform to the 2003 presentation. As described in note 3, the Company discontinued three of its segments. As a result the 2002 statement of operations has been reclassified to reflect the segments' operations as discontinued.

(2)  Ability to Fund Operations and Continue as a Going Concern
---  ----------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations have declined in each of the last four years and the Company has incurred operating losses and negative cash flows from operations during each of the last five years, the Company is of the belief (i) that it will commence a project in both its Coal Segment and its China Segment during 2003 and (ii) that the long-awaited Settlement in the McElmo Dome litigation will be received in the May-July time frame of this year. Receipt of the Settlement in the expected time frame would ensure that 2003 will be a profitable year while at the same time materially enhancing the Company's liquidity and bolstering its balance sheet ratios. Meanwhile, the Company expects to finalize negotiations currently in progress on a major coal project, including the financing thereof, which would ensure that its Coal Segment will become profitable beginning in late 2003 or early 2004. (See Additional Details below). Negotiations are also underway for a new composting project in China and the financing therefor. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable this year, the Company believes the arrangement has the potential to make the segment profitable in 2004 or 2005.

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

     Additional Details
     ------------------
     Despite continuing operating losses during the past twelve months, the Company's cash and cash equivalents increased slightly from $37,000 at March 31, 2002 to $50,000 at March 31, 2003. To mitigate potential liquidity problems, the Company's lines of credit from an affiliate of the Company's chairman were increased from $2,350,000 in September of 2001 to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, to
     $3,000,000 in October of 2002, and to $3,150,000 in November of 2002. As a result of the private debt placement completed in February of 2003 and increased availability of credit from these lines, working capital improved $209,000 during 2003.

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

     After more than four years of development activity by the China Segment, and just when it appeared that its efforts were finally starting to bear fruit, a controversy arose between the Company and its technology partner concerning their legal rights and relationships. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002 the Company filed suit to terminate the relationship. Our partner filed a counterclaim to which the Company has subsequently responded. The outcome of the litigation cannot presently be determined. An impairment provision in the amount of $759,000 was established in the fourth quarter of 2002 to write down most of the Company's investment in China. Accordingly, all of the projects which were under development in China are on indefinite hold until the outcome of the litigation has been determined. The segment has obtained an exclusive license agreement for another technology in China and is now pursuing new projects. Negotiations are in progress on the first of these, and there is ample room and an adequate market for a number of such projects in the same area.

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

     To further bolster working capital, the Company on May 31, 2002 completed the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003 (the "2002 Notes"), to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. The Company has agreed to redeem the 2002 Notes within 10 days of receipt of the McElmo Dome Settlement. In the event the 2002 Notes have not been redeemed by the maturity date, they will be automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders have the contingent right to receive up to 240,000 additional warrants depending upon the length of time their notes are held. As of May 13, 2003, a total of 186,500 of such warrants had been issued to the note holders. Related parties purchased $320,000 of the offering, and had received a total of 42,000 warrants as of such date. All of the warrants issued in connection with the 2002 Notes have a 5-year term and have an exercise price of $1.00 per share during the first three years and $1.25 per share thereafter.

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

(3)  Discontinued Operations
---  -----------------------
     ITF Segment
     -----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded losses totaling $2,419,000 from discontinuing the segment in 1998. ITF disposed of all of its assets in 1999 except two convenience stores ("C-stores"), including their remaining equipment and inventory, and was relieved of all outstanding indebtedness related to the assets. Additional losses of $214,000, $420,000, and $114,000 were recorded by the discontinued segment in 1999, 2000 and 2001, respectively. The 2001 loss included a $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses through the expected disposal date of the remaining assets. In 2002, the Company recorded losses totaling $85,000, including a $1,000 gain on the sale of assets and an additional charge of $77,000 to impair the carrying value of the remaining facilities. The Company sold one of the C-stores with related property, plant and equipment in November of 2002 for $169,000.

     ITF recorded no revenues for the three months ended March 31, 2002 and incurred $4,000 of losses for the same period which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment. ITF recorded no revenues for the three months ended March 31, 2003 and incurred $8,000 of losses for the same period. Such losses were charged to operations.

     As of March 31, 2003, the significant assets related to the ITF Segment consisted primarily of the remaining C-store and other assets with a total recorded value of $147,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $3,000. The remaining C-store and related assets were sold on April 17, 2003. Net proceeds to the Company were $158,000.

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

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR's revenues for the smaller of the two plants were none and $77,000 for the three months ended March 31, 2003 and 2002, respectively. NABR's operating losses for the three months ended March 31, 2003 and 2002 were none and $37,000, respectively, and were not anticipated in the loss accruals recorded in 1999. NABR charged $3,000 and $2,000 for the three months ended March 31, 2003 and 2002, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of March 31, 2003, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $31,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses totaling $62,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

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

     The segment recorded no revenues for either the first quarter of 2003 or 2002. Beard's share of operating results from the discontinued segment were income of $28,000 and losses of $11,000 for the three months ended March 31, 2003 and 2002, respectively. These results for the first quarter of 2003 and 2002 included gains on sales of equipment totaling $45,000 and $36,000, respectively. For the first quarter of 2002, Beard's share of operating losses from the 50%-owned company was $4,000. The remaining $7,000 of losses incurred in the three months ended March 31, 2002 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of March 31, 2003, the significant assets of the WS Segment consisted of accounts receivable totaling $17,000 and fixed assets with a recorded value of $144,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $58,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2003.

(4)  Redeemable Preferred Stock
---  --------------------------
     The Company's preferred stock was mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Each share of Beard preferred stock became convertible into Beard common stock on January 1, 2003, and was convertible into 4.40641266 (122,665)
     shares on March 31, 2003. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

(6)  Income Taxes
---  ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded no provision for taxes for the three months ended March 31, 2003 or 2002.

     At March 31, 2003, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                           Expiration
                                                              Date          Amount
                                                              ----          ------
       Federal regular tax operating loss carryforwards     2004-2009      $ 55,100
       Tax depletion carryforward                          Indefinite      $  5,500


(7)  Commitments and Contingencies
---  -----------------------------
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

(8)  Business Segment Information
---  ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first quarter of 2003 and 2002: Coal, Carbon Dioxide, China and e-Commerce.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc. The e-Commerce Segment consists of a 71%-owned subsidiary whose activities are aimed at developing business opportunities to leverage starpay.com, l.l.c.'s intellectual property portfolio of Internet payment methods and security technologies.

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


                                            Carbon
                                  Coal      Dioxide       China      e-Commerce        Totals
                                  ----      -------       -----      ----------        ------
      Three months ended
      ------------------
        March 31, 2003
        --------------
     Revenues from
       external  customers     $    42     $   127      $     -       $     25         $   194
     Segment profit (loss)         (89)         84         (171)            (9)           (185)
     Segment assets                 72         491          452             38           1,053

      Three months ended
      ------------------
        March 31, 2002
        --------------
     Revenues from
       external  customers     $     1     $    86      $     -       $     -          $    87
     Segment profit (loss)        (138)         47         (146)           (36)           (273)
     Segment assets              1,580         404          463             63           2,510


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2003 and 2002 in thousands):

                                                                 2003             2002
                                                            ------------        ------------
       Total loss for reportable segments                   $      (185)        $      (273)
       Eliminate loss from China operations accounted for
           as an equity investment                                    -                 146
       Equity in loss from China operations accounted for
           as an equity investment                                   (9)                (73)
       Net corporate costs not allocated to segments               (324)               (213)
                                                            ------------        -----------
            Total consolidated loss from continuing
                operations                                  $      (518)        $      (413)
                                                            ============        ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2002 and results of operations for the quarter ended March 31, 2003, compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2002 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc ("REUSE"). The e-Commerce Segment consists of a 71%-owned subsidiary whose activities are aimed at developing business opportunities to leverage starpay.com, l.l.c.'s intellectual property portfolio of Internet payment methods and security technologies.

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


Material changes in financial condition - March 31, 2003 as compared with December 31, 2002.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                            March 31,            December 31,         Increase
                              2003                  2002             (Decrease)
                              ----                  ----             ----------
Cash and cash equivalents  $    50,000          $    79,000         $   (29,000)

Working capital            $   (75,000)         $  (284,000)        $   209,000

Current ratio                0.90 to 1            0.67 to 1

     During the first quarter of 2003, the Company's working capital increased by $209,000 from $(284,000) as of December 31, 2002. Related entities of the Chairman of the Board made net advances of $25,000 to the Company. The Company obtained $600,000 through the private placement of another issue of 10% Subordinated Debt. $50,000 of this amount were to a related entity of the Company's Chairman and President. $89,000 of working capital were used to help fund the operations of the Coal Segment. A total of $162,000 was utilized in the pursuit of environmental opportunities in China. $32,000 were used to fund the activities of the e-Commerce Segment. The remainder of the working capital was utilized to fund other operations.

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

     Key to the Company's liquidity is the anticipated settlement of a lawsuit, in which the Company is a Plaintiff, which has been in progress since 1996. A Settlement Agreement was signed by the parties in September of 2001. On December 24, 2002 the Tenth Circuit Court of Appeals affirmed the decision of the Colorado District Court which approved the Settlement. On March 24, 2003 parties who objected to the Settlement filed a petition with the U.S. Supreme Court. If the Supreme Court denies the petition, the Settlement is expected to become final between early May and late June of this year with anticipated proceeds to the Company in excess of $3.9 million. Although it is possible the Court could overturn the Settlement, our counsel believe such possibility is remote.

     In 2002 the Company supplemented its $300,000 credit line with a commercial bank by arranging for an increase in its credit line from an affiliate of the Company's chairman. The long-term line of credit from the related party was increased from $2,250,000 in September of 2001 to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, and to $3,000,000 in October of 2002 to provide additional working capital, and was supplemented by a $150,000 short-term line of credit from the same party in November of 2002. The Company recently completed the private placement of $600,000 of subordinated notes due April 1, 2004, with warrants, to provide additional working capital and improve liquidity in order to "bridge the gap" until the settlement funds are distributed or until contemplated Coal and China projects achieve positive cash flow. In addition, the Company will be disposing of the remaining assets from the discontinued ITF, BE/IM and WS Segments and can sell certain other assets to generate cash if necessary.

     The Company believes that cash and available credit, together with proceeds from the sale of assets, will be adequate to enable the Company to continue operations until (i) the settlement funds have been received or (ii) the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

Material changes in results of operations - Quarter ended March 31, 2003 as compared with the Quarter ended March 31, 2002.

     The loss for the first quarter of 2003 was $498,000 compared to $461,000 for the 2002 first quarter. The operating loss in the Coal Segment decreased by $58,000. The China Segment incurred operating losses of $162,000 for the first quarter of 2003 compared to none for the same period in 2002, as a result of a change in the manner of accounting presentation for the segment's operations in China. The operating profit in the CO2 Segment increased $37,000. The e-Commerce Segment incurred operating losses of $8,000 for the first quarter of 2003 compared to $36,000 in the first quarter of 2002. The operating loss in Other activities for the first quarter of 2003 inreased $43,000 compared to the same period in 2002. As a result, the operating loss for the current quarter increased $82,000 to $433,000 versus $351,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:


                                              2003           2002
                                              ----           ----
     Operating profit (loss):
        Coal reclamation                    $(89,000)     $(147,000)
        Carbon dioxide                        84,000         47,000
        China                               (162,000)             -
        e-Commerce                            (8,000)       (36,000)
                                       --------------- --------------
                 Subtotal                   (175,000)      (136,000)
     Other                                  (258,000)      (215,000)
                                       --------------- --------------
                                           $(433,000)     $(351,000)
                                       =============== ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment's revenues for the first quarter of 2003 increased $41,000 to $42,000 compared to $1,000 for the first quarter of 2002. The segment's consulting and coring business increased sharply in the current quarter as the Company focused on the four major projects mentioned above. Operating costs decreased $9,000 to $109,000 for the first quarter of 2003 compared to $119,000 for the same period in 2002, primarily as a result of decreased staffing. Selling, general and administrative ("SG&A") costs decreased $3,000 for the three months ended March 31, 2003 compared to the same period in 2002.
Depreciation expense decreased $5,000 to none for the first quarter of 2003 compared to the same period for the prior year. As a result, the operating loss decreased $58,000 to $89,000 for the first quarter of 2003 compared to the first three months of 2002.

Carbon dioxide

     First quarter 2003 operations reflected an operating profit of $84,000 compared to $47,000 for the 2002 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $41,000 or 47% to $127,000 for the first three months of 2003 compared to $86,000 for the same period in 2002. CO2 gas is often used as an injectant in secondary and tertiary recovery processes in the oil and gas industry. The increase in revenue, which was primarily due to an increase in price for the paid volumes to the Company's interest for CO2 gas during the quarter, was partially offset by a $2,000 increase in lifting costs for the current quarter.

China

     The China Segment incurred an operating loss of $162,000 for the first three months of 2003 compared to none for the same period in 2002. In the prior year quarter and through November of 2002, the operations of this segment were conducted through an unconsolidated affiliate. As a result of the controversy which arose in the latter part of 2002 and the lawsuit which followed, the Company is now conducting its operations in China through wholly-owned affiliates. The loss in 2003 is attributable to SG&A expenses as the Company seeks projects to utilize the proprietary composting technology of REUSE. For the first quarter of 2002, the Company recorded a $73,000 loss as its 50% share of the equity in operating results of the unconsolidated affiliate.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $8,000 for the first quarter of 2003 versus an operating loss of $36,000 in the prior year quarter. The segment finalized its initial patent license agreement in the first quarter of 2003 and recorded revenues of $25,000 from a license fee compared to none in the prior year quarter. The segment also incurred $2,000 less in SG&A costs in the quarter ended March 31, 2003 compared to the first quarter in 2002. The reduced loss reflects starpay's shift in focus from the development of its technology to concentrate on developing licensing arrangements and other fee based arrangements with companies implementing technology in conflict with starpay's intellectual property.

Other activities

     Other operations, consisting primarily of general and corporate activities, generated a $43,000 larger operating loss for the first quarter of 2003 as compared to the same period last year. The increased loss for the first quarter of 2003 compared to the same period in 2002 was due primarily to a $27,000 increase in amortization expense related to capitalized costs associated with the two debt issues. Additionally, SG&A costs increased approximately $14,000 for the current quarter compared to the same period in the prior year primarily as a result of expensed costs associated with the issuance of the new debt.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased to $423,000 from $253,000 in the 2002 first quarter. The primary reason for the large increase is the change in treatment of the operations in China. In 2002, these operations were conducted through an unconsolidated affiliate and were presented as such in the statement of operations. In 2003, the China Segment's operations are being conducted, principally, through wholly-owned subsidiaries. For the first quarter of 2003, $162,000 of SG&A and depreciation expenses were recorded as segment costs compared to $73,000 of expenses recorded as equity in earnings of unconsolidated affiliates for the same period in 2002. This $73,000 represented the Company's 50%-share of the expenses associated with the operations in China. The Company had funded the entire amount and this was included as a portion of the impairment recorded in the fourth quarter of 2002. The e-Commerce Segment recorded $2,000 less in SG&A expenses in the first quarter of 2003 compared to the same period in 2002 as starpay shifted its focus from the development of its technology to concentrate on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property. In addition, the Coal Segment incurred $3,000 less in SG&A costs in the first quarter of 2003 compared to the same period in 2002 as the segment reduced expenditures in several accounts, primarily insurance, vehicle maintenance and subscription expenses. Other activities incurred $14,000 more in SG&A costs for the first quarter of 2003 compared to the same period in 2002 as a result of increased expenses associated with the issuance of the subordinated debt.

Depreciation, depletion and amortization expenses

     DD&A expense increased $23,000 for the first quarter of 2003 compared to the same period of 2002 primarily as a result of the amortization of capitalized costs associated with the two debt issues completed since the close of the first quarter of 2002. The Coal Segment had no DD&A expense in the first quarter of 2003 compared to $5,000 for the prior year quarter as the segment's assets were fully impaired in the fourth quarter of 2002.

Other income and expenses

     The other income and expenses for the first quarter of 2003 netted to a loss of $84,000 compared to a loss of $62,000 for the same period in 2002. Interest income was down $27,000 for the first quarter of 2003 compared to the same period in 2002. Interest expense was $61,000 higher as a result of the increase in debt, primarily the two debt issues completed in the second quarter of 2002 and the first quarter of 2003 totaling $1,800,000. The Company's equity in earnings of unconsolidated affiliates reflected income of $43,000 for the first quarter of 2003 compared to a loss of $31,000 for the same period in 2002. The Company reflected a loss of $9,000 associated with the affiliate in China for the first quarter of 2003 compared to a loss of $73,000 for the same period in 2002. The losses represent 100% and 50%, respectively, of the losses recorded by the affiliate in China. As discussed, the Company is involved in litigation with its former partner in this entity and is seeking dissolution of the entity and recovery of certain costs associated with its operation. In the interim and starting in 2003, the Company is recording 100% of costs associated with leased office space and a computer that the Company is paying for on behalf of the affiliate. Offsetting the Company's share of losses of the affiliate in China was the Company's share of the earnings of Cibola Corporation ("Cibola"). Cibola contributed $53,000 in income for the first quarter of 2003 compared to $42,000 for the same period in 2002. The Company realized a gain on sale of assets for the three months ended March 31, 2002 of $9,000 compared to none for the same period in 2003.

Income taxes

     The Company recorded no provision for taxes in the first quarter of 2003 or 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded losses totaling $2,419,000 from discontinuing the segment in 1998. ITF disposed of all of its assets in 1999 except two convenience stores ("C-stores"), including their remaining equipment and inventory, and was relieved of all outstanding indebtedness related to the assets. Additional losses of $214,000, $420,000, and $114,000 were recorded by the discontinued segment in 1999, 2000 and 2001, respectively. The 2001 loss included a $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses through the expected disposal date of the remaining assets. In 2002, the Company recorded losses totaling $85,000, including a $1,000 gain on the sale of assets and an additional charge of $77,000 to impair the carrying value of the remaining facilities. The Company sold one of the C-stores with related property, plant and equipment in November of 2002 for $169,000.

     ITF recorded no revenues for the three months ended March 31, 2002 and incurred $4,000 of losses for the same period which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment. ITF recorded no revenues for the three months ended March 31, 2003 and incurred $8,000 of losses for the same period. Such losses were charged to operations.

     As of March 31, 2003, the significant assets related to the ITF Segment consisted primarily of the remaining C-store and other assets with a total recorded value of $147,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $3,000. The remaining C-store and related assets were sold on April 17, 2003. Net proceeds to the Company were $158,000.

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

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR's revenues for the smaller of the two plants were none and $77,000 for the three months ended March 31, 2003 and 2002, respectively. NABR's operating losses for the three months ended March 31, 2003 and 2002 were none and $37,000, respectively, and were not anticipated in the loss accruals recorded in 1999. NABR charged $3,000 and $2,000 for the three months ended March 31, 2003 and 2002, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of March 31, 2003, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $31,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses totaling $62,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

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

     The segment recorded no revenues for either the first quarter of 2003 or 2002. Beard's share of operating results from the discontinued segment were income of $28,000 and losses $11,000 for the three months ended March 31, 2003 and 2002 respectively. These results for the first quarter of 2003 and 2002 included gains on sales of equipment totaling $45,000 and $36,000, respectively. For the first quarter of 2002, Beard's share of operating losses from the 50%-owned company was $4,000. The remaining $7,000 of losses incurred in the three months ended March 31, 2002 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual.

     As of March 31, 2003, the significant assets of the WS Segment consisted of accounts receivable totaling $17,000 and fixed assets with a recorded value of $144,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $58,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2003, the Company had notes receivable of $30,000 and long-term debt of $4,935,000. The notes receivable and long-term debt with a principal balance of $4,786,000 have fixed interest rates and therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. The Company's outstanding bank debt totaling $300,000 floats with the prime rate, and a 10% increase in market interest rates would have increased the Company's interest expense by approximately $1,000. At March 31, 2003, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $1,000 and reduced the fair value of its debt by $56,000.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

McElmo Dome Litigation
----------------------
     On December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 6, 2002 decision of the Colorado District Court which approved the Settlement, the allocation thereof, attorneys' fees and other matters. On March 24, 2003, parties objecting to the Settlement filed a Petition for Certiorari asking the U.S. Supreme Court for review. If the U.S. Supreme Court denies the Petition, the Settlement is expected to be final between early May and late June of 2003, meaning the distribution of Settlement funds can begin at that time according to the terms of the Settlement Agreement. Distribution of the proceeds will be delayed until the petition to the U.S Supreme Court has been decided. The Company believes the Settlement will be concluded within the time frame indicated with anticipated proceeds to the Company in excess of $3.9 million. Although there is the possibility that the appeals process could delay the Settlement into late 2003 or that the objecting parties could ultimately cause the Settlement to be overturned, the Company believes it is unlikely the Settlement will be overturned.

ABT Beard Litigation
--------------------
     In November of 2002, the Company filed suit against American Bio-Tech, Inc. ("ABT") seeking judicial termination of the partnership between the Company and ABT. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against various Company affiliates seeking an unspecified amount of damages plus attorneys' fees and costs. The Company and the third-party defendants have filed an answer denying liability and stating their intention to vigorously defend the claims.

Item 2. Changes in Securities.

     The Company's preferred stock was mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Each share of Beard preferred stock became convertible into Beard common stock on January 1, 2003, and was convertible into 4.40641266 (122,665) shares on March 31, 2003. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

10     Material contracts:

10(a) Promissory Note from Registrant to B & M Limited, a Partnership dated February 7, 2003.


10(b) Promissory Note from Registrant to Boatright Family, L.L.C. dated February 21, 2003.

10(c)  Form of 2003 Warrant.

10(d) Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003.

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

(b) Three reports on Form 8-K were filed during the period covered by this report.

       On January 10, 2003, the Company reported that on December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 6, 2002 decision of Judge Weinshienk of the Colorado District Court which approved the McElmo Dome Settlement, the allocation thereof, attorney's fees, and other matters.

       On February 25, 2003, the Company reported that it had completed the sale of $600,000 of Subordinated Notes due April 1, 2004 to a group of private investors. A $550,000 note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% loan fee on this note, which bears a 5% coupon. A $50,000 note was sold by the Company to affiliates of the Company and bears a 10% coupon. The notes were accompanied by warrants to purchase a total of 60,000 shares of Beard common stock at an exercise price of $0.50 per share. Proceeds of the notes will be used for working capital or to pay down the Company's lines of credit. The primary purpose of the offering was to provide funds to enable the Company to "bridge the gap" until it receives its anticipated $3.9 million share of the Settlement from the McElmo Dome litigation or until its Coal and China Segments have achieved profitability.

       On March 27, 2003, the Company reported that on March 24, 2003, the 11 parties who had previously objected to the McElmo Dome Settlement filed a Petition for Certiorari with the U.S. Supreme Court.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    (Registrant) THE BEARD COMPANY

                                               HERB MEE, JR.
     (Date)   May 13, 2003              Herb Mee, Jr., President and
                                          Chief Financial Officer

                                              JACK A. MARTINE
     (Date)   May 13, 2003            Jack A. Martine, Controller and
                                          Chief Accounting Officer

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

10(a) Promissory Note from Registrant to B & Filed herewith electronically M Limited, a Partnership dated February
       7, 2003.

10(b)  Promissory   Note  from  Registrant  to  Filed herewith electronically
       Boatright Family, L.L.C. dated February
       21, 2003.

10(c)  Form of 2003 Warrant.                    Filed herewith electronically

10(d)  Form of Deed of  Trust,  Assignment  of  Filed herewith electronically
       Production,   Security   Agreement  and
       Financing   Statement   dated   as   of
       February 21, 2003.

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

                                        THE BEARD COMPANY

                                             WILLIAM M. BEARD
     (Date)   May 13, 2003              William M. Beard, Chairman of the Board
                                        and Chief Executive Officer

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

                                     THE BEARD COMPANY

                                                 HERB MEE, JR.
     (Date)   May 13, 2003               Herb Mee, Jr., President and
                                           Chief Financial Officer