Form 10-Q
period 2003-06-30
BEARD CO /OK
filed 2003-08-14
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2003

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2003.

                   Common Stock $.001333 par value - 2,178,845

                                THE BEARD COMPANY

                                      INDEX




PART I. FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements................................................3

    Balance Sheets - June 30, 2003 (Unaudited) and
       December 31, 2002......................................................3

    Statements of Operations - Three Months and Six Months
       ended June 30, 2003 and 2002 (Unaudited)...............................4

    Statements of Shareholders' Equity (Deficiency) -
       Year ended December 31, 2002
       and Six Months ended June 30, 2003 (Unaudited).........................5

    Statements of Cash Flows - Six Months ended
       June 30, 2003 and 2002 (Unaudited).....................................6

    Notes to Financial Statements (Unaudited).................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................15

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk..................................................23

Item 4.   Controls and Procedures............................................23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................23

Item 2.   Changes in Securities and Use of Proceeds..........................24

Item 6.   Exhibits and Reports on Form 8-K...................................24

Signatures...................................................................26

                                    THE BEARD COMPANY AND SUBSIDIARIES
                                              Balance Sheets
                                               (Unaudited)
                                                                        June 30,            December 31,
                                  Assets                                  2003                  2002
                                  ------                                  ----                  ----
Current assets:
     Cash and cash equivalents                                      $       76,000        $       79,000
     Accounts receivable, less allowance for doubtful
        receivables of $80,000 in 2003 and 2002                            152,000               133,000
     Prepaid expenses and other assets                                      30,000                20,000
     Assets of discontinued operations held for resale                     200,000               343,000
                                                                    --------------        --------------
             Total current assets                                          458,000               575,000
                                                                    --------------        --------------

Notes receivable                                                            30,000                30,000

Investments and other assets                                                87,000                67,000

Property, plant and equipment, at cost                                   1,809,000             1,794,000
     Less accumulated depreciation, depletion and amortization           1,297,000             1,259,000
                                                                    --------------        --------------
             Net property, plant and equipment                             512,000               535,000
                                                                    --------------        --------------

Intangible assets, at cost                                                 181,000               114,000
     Less accumulated amortization                                         116,000                57,000
                                                                    --------------        --------------
             Net intangible assets                                          65,000                57,000
                                                                    --------------        --------------
                                                                    $    1,152,000        $    1,264,000
                                                                    ==============        ==============

                       Liabilities and Shareholders' Equity (Deficiency)
                       -------------------------------------------------

Current liabilities:
     Trade accounts payable                                         $      108,000        $      138,000
     Accrued expenses                                                      192,000               177,000
     Short-term debt                                                       325,000               300,000
     Short-term debt - related entities                                    245,000               111,000
     Current maturities of long-term debt                                    8,000                 8,000
     Liabilities of discontinued operations held for resale                118,000               125,000
                                                                    --------------        --------------
             Total current liabilities                                     996,000               859,000
                                                                    --------------        --------------

Long-term debt less current maturities                                   1,429,000               853,000

Long-term debt - related entities                                        3,589,000             3,388,000

Other long-term liabilities                                                103,000               108,000

Redeemable preferred stock of $100 stated value;
     5,000,0000 shares authorized; 27,838 shares issued
     and outstanding in 2002 (note 4)                                            -               889,000

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding in 2003 (note 4)                                   889,000                     -
     Common stock of $.001333 par value per share; 7,500,000
        shares authorized; 2,178,845 and 2,123,898 shares issued
        and outstanding in 2003 and 2002, respectively                       3,000                 3,000
     Capital in excess of par value                                     37,833,000            38,207,000
     Accumulated deficit                                               (43,675,000)          (41,182,000)
     Accumulated other comprehensive loss                                  (15,000)              (15,000)
     Treasury stock, none in 2003; 295,053 shares, at cost, in 2002              -            (1,846,000)
                                                                    --------------        --------------
             Total shareholders' equity (deficiency)                    (4,965,000)           (4,833,000)
                                                                    --------------        --------------
Commitments and contingencies (note 7)
                                                                    $    1,152,000        $    1,264,000
                                                                    ==============        ==============

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                      (Unaudited)
                                                            For Three Months Ended             For Six Months Ended
                                                            ----------------------             --------------------
                                                          June 30,         June 30,         June 30,         June 30,
                                                            2003             2002             2003             2002
                                                            ----             ----             ----             ----
Revenues:
    Coal reclamation                                     $        -       $   11,000      $    42,000      $    12,000
    Carbon dioxide                                          116,000          109,000          243,000          195,000
    China                                                         -                -                -                -
    e-Commerce                                                    -                -           25,000                -
    Other                                                     1,000            7,000            1,000           10,000
                                                         ----------       ----------      -----------      -----------
                                                            117,000          127,000          311,000          217,000
                                                         ----------       ----------      -----------      -----------
Expenses:
    Coal reclamation                                        139,000          145,000          270,000          288,000
    Carbon dioxide                                           31,000           19,000           64,000           50,000
    China                                                   137,000                -          298,000                -
    e-Commerce                                               27,000           38,000           59,000           72,000
    Other                                                     3,000            4,000           18,000           20,000
    Selling, general and administrative                     239,000          238,000          448,000          432,000
    Depreciation, depletion & amortization                   52,000           36,000           98,000           59,000
                                                         ----------       ----------      -----------      -----------
                                                            628,000          480,000        1,255,000          921,000
                                                         ----------       ----------      -----------      -----------
Operating profit (loss):
    Coal reclamation                                       (139,000)        (139,000)        (228,000)        (286,000)
    Carbon dioxide                                           76,000           81,000          160,000          128,000
    China                                                  (137,000)               -         (299,000)               -
    e-Commerce                                              (29,000)         (39,000)         (37,000)         (75,000)
    Other, primarily corporate                             (282,000)        (256,000)        (540,000)        (471,000)
                                                         ----------       ----------      -----------      -----------
                                                           (511,000)        (353,000)        (944,000)        (704,000)
Other income (expense):
    Interest income                                           1,000           32,000            1,000           59,000
    Interest expense                                       (135,000)         (95,000)        (263,000)        (162,000)
    Equity in operations of unconsolidated affiliates        27,000          (89,000)          70,000         (120,000)
    Gain on sale of assets                                    1,000            1,000            1,000           10,000
    Other                                                    (5,000)          (1,000)          (5,000)          (1,000)
                                                         ----------       ----------      -----------      -----------
Loss from continuing operations before income taxes        (622,000)        (505,000)      (1,140,000)        (918,000)
Income taxes                                                      -                -                -                -
                                                         ----------       ----------      -----------      -----------
Loss from continuing operations                            (622,000)        (505,000)      (1,140,000)        (918,000)

    Earnings (loss) from discontinued operations            (15,000)         (55,000)           5,000         (103,000)
                                                         ----------       ----------      -----------      -----------
Net loss                                                 $ (637,000)      $ (560,000)     $(1,135,000)     $(1,021,000)
                                                         ==========       ==========      ===========      ===========

Net loss per average common share outstanding: Basic and diluted:
       Loss from continuing operations                   $    (0.29)      $    (0.28)     $     (0.54)     $     (0.50)
       Loss from discontinued operations                       0.00            (0.03)            0.00            (0.06)
                                                         ----------       ----------      -----------      -----------
       Net loss                                          $    (0.29)      $    (0.31)     $     (0.54)     $     (0.56)
                                                         ==========       ==========      ===========      ===========


Weighted average common shares outstanding -
    basic and diluted                                     2,179,000        1,829,000        2,121,000        1,829,000
                                                         ==========       ==========      ===========      ===========

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                          Statements of Shareholders' Equity (Deficiency)
                                                            (Unaudited)
                                                                                              Accumulated                 Total
                                                                    Capital in                   Other                Shareholders'
                                              Preferred    Common    Excess of   Accumulated Comprehensive Treasury     Equity
                                               Stock       Stock     Par Value     Deficit       Income     Stock     (Deficiency)
                                               -----       -----     ---------     -------       ------     -----     ------------
Balance, December 31, 2001                     $      -   $ 3,000  $38,081,000  $(36,568,000) $(14,000) $(1,846,000) $(  344,000)

       Net loss                                       -         -            -    (4,614,000)        -            -   (4,614,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                   -         -            -             -    (1,000)           -       (1,000)

                                                                                                                     -----------
    Comprehensive loss                                -         -            -             -         -            -   (4,615,000)
                                                                                                                     -----------


    Issuance of stock warrants                        -         -       11,000             -         -            -       11,000

      Reservation of shares pursuant to deferred
         compensation plan                            -         -      115,000             -         -            -      115,000
                                              ---------   -------  -----------  ------------  --------  -----------  -----------
Balance, December 31, 2002                            -     3,000   38,207,000   (41,182,000)  (15,000)  (1,846,000)  (4,833,000)

    Net loss, six months ended June 30, 2003          -         -            -    (1,135,000)        -            -   (1,135,000)
       (unaudited) Comprehensive income:
         Foreign currency translation
         adjustment (unaudited)                       -         -            -             -         -            -            -
                                                                                                                     -----------
    Comprehensive loss (unaudited)                    -         -            -             -         -            -   (1,135,000)
                                                                                                                     -----------

    Expiration of mandatory redemption
         option for preferred stock (unaudited) 889,000         -            -             -         -            -      889,000

    Issuance of stock warrants (unaudited)            -         -       18,000             -         -            -       18,000

    Reservation of shares pursuant to deferred
         compensation plan (unaudited)                -         -       96,000             -         -            -       96,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan          -         -     (488,000)   (1,358,000)        -    1,846,000            -
                                              ---------   -------  -----------  ------------  --------  -----------  -----------
Balance, June 30, 2003 (unaudited)            $ 889,000   $ 3,000  $37,833,000  $(43,675,000) $(15,000) $         -  $(4,965,000)
                                              =========   =======  ===========  ============  ========  ===========  ===========

See accompanying notes to financial statements.

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                   (Unaudited)
                                                                                   For the Six Months Ended
                                                                                   ------------------------
                                                                             June 30, 2003         June 30, 2002
                                                                             -------------         -------------
Operating activities:
     Cash received from customers                                            $    283,000          $    173,000
     Cash paid to suppliers and employees                                      (1,144,000)             (727,000)
     Interest received                                                              1,000                57,000
     Interest paid                                                                (72,000)             (153,000)
     Operating cash flows of discontinued operations                              (22,000)             (252,000)
                                                                             ------------          ------------
          Net cash used in operating activities                                  (954,000)             (902,000)
                                                                             ------------          ------------

Investing activities:
     Acquisition of property, plant and equipment                                 (18,000)              (12,000)
     Acquisition of intangibles                                                         -                (1,000)
     Proceeds from sale of assets                                                   1,000                19,000
     Proceeds from sale of assets of discontinued operations                      216,000                58,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                                       (1,000)              (10,000)
     Investment in and advances to fifty percent-owned
        subsidiary in China                                                       (35,000)             (403,000)
     Advances for notes receivable                                                 (2,000)               (7,000)
     Payments on notes receivable                                                   2,000                73,000
     Other                                                                         99,000                63,000
                                                                             ------------          ------------
          Net cash provided by (used in) investing activities                     262,000              (220,000)
                                                                             ------------          ------------

Financing activities:
     Proceeds from term notes                                                     874,000             1,189,000
     Payments on line of credit and term notes                                   (303,000)             (354,000)
     Proceeds from related party debt                                             376,000               493,000
     Payments on related party debt                                              (192,000)             (100,000)
     Capitalized costs associated with issuance of subordinated debt              (66,000)              (88,000)
                                                                             ------------          ------------
          Net cash provided by financing activities                               689,000             1,140,000
                                                                             ------------          ------------
Net increase in cash and cash equivalents                                          (3,000)               18,000

Cash and cash equivalents at beginning of period                                   79,000                55,000
                                                                             ------------          ------------
Cash and cash equivalents at end of period                                   $     76,000          $     73,000
                                                                             ============          ============

Continued

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                   (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                                                   For the Six Months Ended
                                                                                   ------------------------
                                                                             June 30, 2003         June 30, 2002
                                                                             -------------         -------------
Net loss                                                                     $ (1,135,000)         $ (1,021,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation, depletion and amortization                                      98,000                57,000
     Depreciation, depletion and amortization on assets of
       discontinued operations                                                          -                 2,000
     Gain on sale of assets                                                        (1,000)               (9,000)
     Gain on sale of assets of discontinued operations                            (51,000)              (49,000)
     Equity in operations of unconsolidated affiliates                            (70,000)              115,000
     Equity in operations of unconsolidated affiliates in
       discontinued operations                                                          -                 9,000
     Noncash compensation expense                                                  80,000                     -
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                     (7,000)               (6,000)
     Other                                                                          1,000                     -
     (Increase) decrease in accounts receivable, prepaid expenses and
        and other current assets                                                   16,000               (27,000)
     Decrease in inventories                                                            -                69,000
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                            115,000               (42,000)
                                                                             ------------          ------------
     Net cash used in operating activities                                   $   (954,000)         $   (902,000)
                                                                             ============          ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             June 30, 2003 and 2002
                                   (Unaudited)


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

     The results of operations for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

(2)  Ability to Fund Operations and Continue as a Going Concern
     ----------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations have declined in each of the last four years and the Company has incurred operating losses and negative cash flows from operations during each of the last five years, the Company is of the belief that it will commence a project in both its Coal Segment and its China Segment during 2003. Moreover, the long-awaited Settlement in the McElmo Dome litigation is now a certainty. The first installment, totaling $1,162,000 was received on July 31, and the second installment, totaling approximately $2,814,000 is expected to be received on or about October 1 of this year. Receipt of the Settlement ensures that 2003 will be a profitable year while at the same time materially enhancing the Company's liquidity and bolstering its balance sheet ratios. Meanwhile, negotiations are currently in progress on a major coal project, including the financing thereof, which would enable its Coal Segment to become profitable beginning in early 2004. (See Additional Details below). Negotiations are also underway for two new fertilizer projects in China and the financing therefor. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable this year, the Company believes the arrangement has the potential to make the segment profitable in 2004 or 2005.

     During  the 18 months  from  January 1, 2002  through  June 30,  2003,  the
     Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President deferred a portion of their base salary into (i) the Company's Deferred Stock Compensation Plan (the "DSC Plan") which terminated on January 31, 2003 and (ii) the Company's 2003 Deferred Stock Compensation Plan (the "2003 Plan") which became effective on such date. The Company's outside directors have deferred all of their directors' fees into such Plans. The President of Beard Technologies has deferred a portion of his salary until the full amount of the Settlement has been received. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. In addition, three private debt placements raised gross proceeds of $1,825,000 during such period. All of these measures have helped and will continue to help until the Settlement has been finalized. The negative result has been a substantial amount of dilution to the Company's common equity. During such period 285,000 warrants were issued in connection with two of the private debt placements, and 215,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plan and the 2003 Plan. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals. Termination of the DSC Plan resulted in the issuance of 350,000 common shares effective January 31, 2003.

     Meanwhile, despite the recent poor financial results and the deterioration of its financial condition, the Company has demonstrated the ability to maintain its viability as a going concern. During the 12 months ended December 31, 2002 and through June 30, 2003, the Company has successfully completed three private debt placements totaling $1,825,000 while increasing its lines of credit from a total of $2,650,000 to a total of $3,600,000. During such period it has remained in compliance on all of its debt obligations. The Company believes that the proceeds from the first installment of the Settlement will be adequate to carry it until the second installment of $2,814,000 is received. Receipt of the Settlement has ensured that the Company will remain viable as a going concern at least through December 31, 2003.

     Additional Details
     ------------------
     Despite continuing operating losses during the past twelve months, the Company's cash and cash equivalents increased slightly from $73,000 at June 30, 2002 to $76,000 at June 30, 2003. To mitigate potential liquidity problems, the Company's lines of credit from an affiliate of the Company's chairman were increased from $2,250,000 in September of 2001 to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, to $3,000,000 in
     October of 2002, to $3,150,000 in November of 2002 and to $3,300,000 in June of 2003. As a result of the private debt placements completed in February and July of 2003, the Company has obtained a net additional $569,000 in working capital. The funding of operations, however, has resulted in a $254,000 reduction in the Company's working capital position during 2003.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. One of these projects, on which the segment had entered into a memorandum of understanding, was sold early this month to another party. We have been advised that such party intends to move ahead with the project, and are hopeful that negotiations to finalize a definitive agreement will occur during the current quarter. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing for the project. We are also pursuing financing for this project separately through a third party in the event the joint venture arrangement fails to materialize. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

     In September of 2002 a controversy arose between the Company and its technology partner concerning their legal rights and relationships in conducting business in China. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002 the Company filed suit to terminate the relationship. Our partner filed a counterclaim to which the Company has subsequently responded. The outcome of the litigation cannot presently be determined. On July 11, 2003, the Company filed a Motion to Compel Arbitration. An impairment provision in the amount of $759,000 was established in the fourth quarter of 2002 to write down most of the Company's investment in China. Accordingly, all of the projects which were under development in China are on indefinite hold until the outcome of the litigation has been determined. The segment has obtained an exclusive license agreement for another technology in China and is now pursuing new projects. Negotiations are in progress on two such projects, and there is ample room and an adequate market for a number of such projects in the same area.

     To further bolster working capital, the Company on May 31, 2002 completed the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003 (the "2002 Notes"), to "bridge the gap" until the settlement funds are distributed or until the anticipated Coal and China projects achieve positive cash flow. The Company has agreed to redeem the 2002 Notes within 10 days of receipt of the McElmo Dome Settlement. In the event the 2002 Notes have not been redeemed by the maturity date, they will be automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders have the contingent right to receive up to 240,000 additional warrants depending upon the length of time their notes are held. As of July 31, 2003, a total of 195,250 of such warrants had been issued to the note holders. Related parties purchased $320,000 of the offering, and had received a total of 53,000 warrants as of such date. All of the warrants issued in connection with the 2002 Notes have a 5-year term and have an exercise price of $1.00 per share during the first three years and $1.25 per share thereafter.

     On February 21, 2003, the Company completed the sale of $600,000 of subordinated notes (the "2003A Notes") to accredited investors. A $550,000 note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% Loan Fee on this note, which bears a 5% coupon. A $50,000 note was sold by the Company to affiliates of the Company and bears a 10% coupon. The 2003A Notes were accompanied by warrants to purchase a total of 65,000 shares of Beard common stock at $0.50 per share. The Company has agreed to redeem the 2003A Notes within 10 days of receipt of the second installment of the McElmo Dome Settlement. The 2003A Notes will mature on April 1, 2004; however, if they have not been redeemed by such date they will automatically be extended to January 1, 2005.

     On July 10, 2003, the Company completed the sale of $29,000 of subordinated notes (the "2003B Notes") to accredited investors. The $300,000 offering was terminated early when the U. S. Supreme Court denied the appeal in the McElmo Dome litigation, and it became clear the Company would receive the first installment of the Settlement by August 1. The 2003B Notes bear interest at 10% per anuum from the date of original issuance, payable at maturity. The notes were subject to a 4% non-refundable loan fee, payable upon issuance to the investors. The notes are due January 30, 2004; however, they must be redeemed within 10 days of the receipt of the second installment of proceeds of the McElmo Dome Settlement. A $4,000 note was sold by an investment banking firm which received a 5% commission thereon.

     In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued ITF, BE/IM and WS Segments, and can sell certain other assets to generate cash if necessary.

     The Company believes that the cash generated from the Settlement will be sufficient to enable the Company to continue operations through 2003 and until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

(3)  Discontinued Operations
     -----------------------
     ITF Segment
     -----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded losses totaling $2,419,000 from discontinuing the segment in 1998. ITF disposed of all of its assets in 1999 except two convenience stores ("C-stores"), including their remaining equipment and inventory, and was relieved of all outstanding indebtedness related to the assets. Additional losses of $434,000, $591,000, and $121,000 were recorded by the discontinued segment in 1999, 2000 and 2001, respectively. The 2001 loss included a $100,000 impairment in the carrying value of the facilities and $14,000 for anticipated operating losses through the expected disposal date of the remaining assets. In 2002, the Company recorded losses totaling $85,000, including a $1,000 gain on the sale of assets and an additional charge of $77,000 to impair the carrying value of the remaining facilities. The Company sold one of the C-stores with related property, plant and equipment in November of 2002 for $169,000. The remaining C-store and related property, plant and equipment were sold on April 17, 2003, with net proceeds to the Company totaling $158,000.

     ITF recorded no revenues for the first half of 2002 and incurred $2,000 and $6,000 of losses for the three and six-month periods ending June 30, 2002, respectively, which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment. ITF also recorded no revenues for the first six months ended June 30, 2003 and incurred $3,000 of income and $5,000 of losses for the three and six-month periods, respectively. This activity was recorded in operations. Included in the results of operations was a gain of $5,000 on the sale of the remaining C-store and associated equipment.

     As of June 30, 2003, the ITF Segment had no significant assets or liabilities.

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

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR recorded no revenues for either the three or six-month periods ended June 30, 2003. The net losses for the three and six-month periods ended thereon were $4,000 and $7,000, respectively, and were charged against the loss accrual. Revenues for the smaller of the two plants were $43,000 and $120,000 for the three and six-month periods ended June 30, 2002, respectively. The net losses for the three and six-months ended June 30, 2002 were $30,000 and $67,000, respectively, and were not anticipated in the loss accruals recorded in 1999. The Company charged $5,000 and $7,000 for the three and six-month periods ended June 30, 2002, respectively, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of June 30, 2003, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $31,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses totaling $57,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

     WS Segment
     ----------
     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. The Company received $86,000 of the holdback later that year. In May 2002 the Company received $35,000, net of attorney's fees of $29,000, representing the remainder of the holdback. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first half of 2003 or 2002. Beard recorded a loss of $17,000 and income of $11,000 for the three and six-month periods ended June 30, 2003, respectively. Included in these results was a $45,000 gain on the sale of equipment recorded in the first quarter of 2003. Beard's share of operating losses from the discontinued segment was $25,000 and $36,000 for the three and six-month periods ended June 30, 2002, respectively. For the first half of 2002, Beard's share of operating losses from the 50%-owned company was $9,000. $10,000 of losses incurred in the six months ended June 30, 2002 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual. All of the $11,000 income in 2003 and the remaining $17,000 of losses for the six months ended June 30, 2002 were associated with the subsidiary holding interests in these entities and were also not anticipated in the loss accrual.

     As of June 30, 2003, the significant assets of the WS Segment consisted of accounts receivable totaling $17,000 and fixed assets with a recorded value of $144,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $59,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2003.

(4)  Convertible (formerly Redeemable) Preferred Stock
     -------------------------------------------------
     The Company's preferred stock was mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Each share of Beard preferred stock ceased to be redeemable and became convertible into Beard common stock on January 1, 2003. Each preferred share was convertible into 4.59839154 (128,010) shares on June 30, 2003. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003 Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Loss Per Share
     --------------
     Basic loss per share data is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted loss per share in the statements of operations exclude potential common shares issuable upon conversion of redeemable preferred stock or exercise of warrants or stock options as a result of losses from continuing operations for all periods presented.

(6)  Income Taxes
     ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded no provision for taxes for the three or six-month periods ended June 30, 2003 or 2002.

     At June 30, 2003, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                        Expiration
                                                           Date             Amount
                                                           ----             ------
Federal regular tax operating loss carryforwards       2004-2009          $ 54,800

Tax depletion carryforward                             Indefinite         $  5,500


(7)  Commitments and Contingencies
     -----------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     The Company has an indemnity obligation to its institutional preferred stockholder and one of its assignees for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with a corporate restructure which occurred in 1993 (collectively, the "Obligations"). Neither Beard nor Beard Oil is presently aware of any material liabilities existing as a result of such Obligations.

     In November of 2002, the Company filed suit in the Western District of Oklahoma to terminate ABT-Beard and the Company's business relationship with American Bio Tech, Inc. ("ABT"), the other party in ABT-Beard. Additionally, the Company is seeking recovery of costs, expenses and attorney's fees. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against Beard Sino-American Resources, Co., Inc., Beijing Beard Biotech Engineering Co., Inc., Cambridge/ABT Beard Handan Venture, L.L.C., William M. Beard, Riza E. Murteza, and Mark E. Voth. The Company and the other defendants have filed an answer denying liability and intend to vigorously defend such claims. Management feels that the claims of ABT are without merit and expect no material liabilities as a result of ABT's suit against the Company and the other defendants. On July 11, 2003, the Company filed a Motion to Compel Arbitration.

(8)  Business Segment Information
     ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first half of 2003 and 2002: Coal, Carbon Dioxide, China and e-Commerce.

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


                                              Carbon
                                  Coal       Dioxide     China     e-Commerce    Totals
                                  ----       -------     -----     ----------    ------
      Three months ended
      ------------------
        June 30, 2003
        -------------
     Revenues from
       external  customers      $    -      $  116        $   -       $   -      $  116
     Segment profit (loss)        (139)         76         (167)        (29)       (259)

      Three months ended
      ------------------
        June 30, 2002
        -------------
     Revenues from
       external  customers      $   11      $  109        $   -       $   -      $  120
     Segment profit (loss)        (139)         81         (243)        (40)       (341)

       Six months ended
       ----------------
        June 30, 2003
        -------------
     Revenues from
       external  customers      $   42      $  243        $   -      $   25      $  310
     Segment profit (loss)        (228)        160         (338)        (38)       (444)
     Segment assets                 27         479           57          13         576

       Six months ended
       ----------------
        June 30, 2002
        -------------
     Revenues from
       external  customers      $   12      $  195        $   -       $   -      $  207
     Segment profit (loss)        (277)        128         (390)        (76)       (615)
     Segment assets              1,582         467          429          62       2,540


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three and six-months ended June 30, 2003 and 2002 in thousands):

                                                      For the Three Months Ended        For the Six Months Ended
                                                      ------------------------------ -----------------------------
                                                          June 30,        June 30,     June 30,       June 30,
                                                            2003            2002         2003           2002
                                                            ----            ----         ----           ----
      Total loss for reportable segments                  $    (259)      $  (341)     $    (444)     $  (615)
      Eliminate loss from China operations accounted
          for as an equity investment                             -           243              -          390
      Equity in loss from China operations accounted
          for as an equity investment                             -          (122)             -         (195)
      Net corporate costs not allocated to segments            (363)         (285)          (696)        (498)
                                                          ---------       -------      ---------      -------
           Total consolidated loss for continuing
              operations                                  $    (622)      $  (505)     $  (1,140)     $  (918)
                                                          =========       =======      =========      =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2002 and results of operations for the quarter ended June 30, 2003, compared to the prior year second quarter and the six months ended June 30, 2003 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2002 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of fertilizer production facilities which utilize the proprietary composting technology of Real Earth United States Enterprises, Inc ("REUSE"). The e-Commerce Segment consists of a 71%-owned subsidiary whose activities are aimed at developing business opportunities to leverage starpay.com, l.l.c.'s intellectual property portfolio of Internet payment methods and security technologies.

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


Material  changes  in  financial  condition  - June 30,  2003 as  compared  with
--------------------------------------------------------------------------------
December 31, 2002.
------------------

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                June 30,            December 31,           Increase
                                  2003                  2002              (Decrease)
                                  ----                  ----              ----------
Cash and cash equivalents      $    76,000          $     79,000          $    (3,000)

Working capital                $  (538,000)         $   (284,000)         $  (254,000)

Current ratio                  0.46 to 1            0.67 to 1


     During the first six months of 2003, the Company decreased its working capital by $254,000 from $(284,000) as of December 31, 2002. The placement of the second and third issues of 10% Subordinated Debt infused over $569,000 in working capital in the first half of 2003. Net advances, including purchases of the 10% Subordinated Debt, from related entities of the Chairman of the Board totaled $184,000. Proceeds from the sale of assets totaled $217,000 during the first half of 2003. Net revenue from the Company's interest in its CO2 producing properties provided $160,000 of working capital for the first half of 2003. $228,000 of working capital were used to help fund the operations of the Coal Segment. The China Segment, including the joint venture involved in the pursuit of environmental opportunities, utilized over $338,000 of working capital. $37,000 were used to fund the startup activities of the e-Commerce Segment. The Company received distributions of $99,000 from other investments, including Cibola. The remainder of the working capital was utilized to fund other operations.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. One of these projects, on which the segment had entered into a memorandum of understanding, was sold early this month to another party. We have been advised that such party intends to move ahead with the project, and are hopeful that negotiations to finalize a definitive agreement will occur during the current quarter. Negotiations are in progress with a third party to form a joint venture or limited liability company that would provide the initial working capital and guarantee the necessary equipment financing for the project. We are also pursuing financing for this project separately through a third party in the event the joint venture arrangement fails to materialize. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

     In September of 2002 a controversy arose between the Company and its technology partner concerning their legal rights and relationships in conducting business in China. In November of 2002 the Company filed suit to terminate the relationship. Accordingly, all of the projects which were under development in China are on indefinite hold. The segment has obtained an exclusive license agreement for another technology in China and is now pursuing new projects. Negotiations are in progress on two such projects, and there is ample room and an adequate market for a number of such projects in the same area.

     The long-awaited Settlement in the McElmo Dome litigation is now a certainty. The first installment, totaling $1,162,000 was received on July 31, and the second installment, totaling approximately $2,814,000 is expected to be received on or about October 1 of this year. These installments do not include an additional $100,000 to $125,000 which the Company expects to receive from a litigation reserve which has been established in connection with a lawsuit against the managers of the Coalition. (See Part II - Item 1. Legal Proceedings). Receipt of the Settlement ensures that 2003 will be a profitable year while at the same time materially enhancing the Company's liquidity and bolstering its balance sheet ratios.

     In 2002 the Company supplemented its $300,000 credit line with a commercial bank by arranging for an increase in its credit line from an affiliate of the Company's chairman. The long-term line of credit from the related party was increased from $2,250,000 in September of 2001 to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, and to $3,000,000 in October of 2002 to provide additional working capital. This line was supplemented by a $150,000 short-term line of credit from the same party in November of 2002, which was increased to $300,000 in June of 2003. The Company recently completed the private placement of $600,000 of subordinated notes due April 1, 2004, with warrants, and another private placement of $29,000 of subordinated notes due January 30, 2004, to provide additional working capital and improve liquidity until the settlement funds have all been distributed. In addition, the Company will be disposing of the remaining assets from the discontinued ITF, BE/IM and WS Segments and can sell certain other assets to generate cash if necessary.

     The Company believes that cash from the Settlement will be sufficient to enable the Company to continue operations through 2003 and until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow.

Material  changes in  results of  operations  - Quarter  ended June 30,  2003 as
--------------------------------------------------------------------------------
compared with the Quarter ended June 30, 2002.
---------------------------------------------

     The net loss for the second quarter of 2003 was $637,000 compared to $560,000 for the 2002 second quarter. Continuing operations posted a net loss of $622,000 compared to a loss from continuing operations of $505,000 for the same period in 2002. In addition, the Company had a loss of $15,000 from discontinued operations for the second quarter of 2003 compared to a loss of $55,000 for the comparable quarter of 2002.

     The operating loss in the Coal Segment remained static at $139,000 for both the second quarters of 2003 and 2002 as decreases in revenue were offset by corresponding reductions in expenses. The operating profit in the CO2 Segment decreased $5,000. The China Segment's loss for the second quarter of 2003 totaled $137,000 compared to none for the same period in 2002. The e-Commerce
Segment incurred operating losses of $29,000 for the second quarter of 2003 compared to $39,000 in the second quarter of 2002. The operating loss in Other activities for the second quarter of 2003 increased $26,000 compared to the same period in 2002. As a result, the operating loss for the current quarter increased $158,000 to $511,000 versus $353,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                               2003           2002
                                               ----           ----
        Operating profit (loss):
           Coal reclamation                   $(139,000)     $(139,000)
           Carbon dioxide                        76,000         81,000
           China                               (137,000)             -
           e-Commerce                           (29,000)       (39,000)
                                          --------------- --------------
                    Subtotal                   (229,000)       (97,000)
           Other                               (282,000)      (256,000)
                                          --------------- --------------
                                              $(511,000)     $(353,000)
                                          =============== ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment's revenues decreased $11,000 to none for the second quarter of 2003 compared to the same period in 2002 as a result of performing fewer consulting and coring jobs in the year 2003. Operating costs decreased $6,000 to $139,000 for the second quarter of 2003 compared to $145,000 for the same period in 2002. The decrease was primarily attributable to significantly lower labor costs related to the drilling work performed in 2003 versus 2002 as a result of a reduction in staffing and the reduction in the number of jobs. SG&A costs increased $4,000 for the second quarter of 2003 compared to the same period in 2002. DD&A costs decreased $5,000 for the second quarter of 2003 compared to the same period in 2002 as the assets of the segment were fully impaired in the fourth quarter of 2002. As a result, there was no change in the operating loss of $139,000 for the second quarter of 2003 compared to the second quarter of 2002.

Carbon dioxide

     Second quarter 2003 operations reflected an operating profit of $76,000 compared to $81,000 for the 2002 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $7,000 to $116,000 for the second quarter of 2003 compared to $109,000 for the same period in 2002. The increase in revenue for the current quarter was primarily due to increased pricing, with the Company receiving an average of $0.33 per mcf sold in the 2003 quarter versus $0.30 per mcf in the year earlier quarter.

China

     The China Segment incurred an operating loss of $137,000 for the second quarter of 2003 compared to none for the same period in 2002. In the prior year quarter and through November of 2002, the operations of this segment were conducted through an unconsolidated affiliate. As a result of the controversy which arose in the latter part of 2002 and the lawsuit which followed, the Company is now conducting its operations in China through wholly-owned affiliates. The loss in 2003 is attributable to operating expenses incurred while the Company seeks to develop projects to utilize the proprietary composting technology of REUSE. The Company is still charging some expenses to the unconsolidated affiliate while the controversy is being settled. For the second quarter of 2002, the Company recorded a $122,000 loss as its 50% share of the equity in operating results of the unconsolidated affiliate.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $29,000 for the second quarter of 2003 versus an operating loss of $39,000 in the prior year quarter. An $11,000 reduction in operating expenses accounted for most of the difference. The segment had no revenues in either the second quarter of 2003 or 2002 while attempting to develop business opportunities to leverage its intellectual property portfolio of Internet payment methods and security technologies.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $282,000 for the second quarter of 2003 as compared to $256,000 for the same period of 2002. This increase in operating losses was due primarily to increased amortization expense associated with the capitalized cost of issuing the 10% subordinated debt.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased slightly to $239,000 from $238,000 in the 2002 second quarter.

Depreciation, depletion and amortization expenses

     DD&A expense increased $16,000 from $36,000 in the second quarter of 2002 to $52,000 in the same period of 2003. The increase was due to increased amortization expense associated with the capitalized costs of issuing the 10% subordinated debt.

Other income and expenses

     The other income and expenses for the second quarter of 2003 netted to a loss of $111,000 compared to a loss of $152,000 for the same period in 2002. Interest income was down $31,000 for the second quarter of 2003 compared to the same period in 2002. Interest expense was $40,000 higher as a result of the increase in debt, primarily to related parties and the issuance of the subordinated debt.

     The Company's equity in operations of unconsolidated affiliates reflected income of $27,000 for the second quarter of 2003 compared to a loss of $89,000 for the same period in 2002. The Company reflected a loss of $30,000 associated with the affiliate in China for the second quarter of 2003 compared to a loss of $122,000 for the same period in 2002. The losses represent 100% and 50%, respectively, of the losses recorded by the affiliate in China. As discussed, the Company is involved in litigation with its former partner in this entity and is seeking dissolution of the entity and recovery of certain costs associated with its operation. In the interim and starting in 2003, the Company is recording 100% of costs associated with leased office space and a computer that the Company is paying for on behalf of the affiliate, along with those legal expenses directly attributable to the affiliate. Offsetting the Company's share of losses of the affiliate in China was the Company's share of the earnings of Cibola Corporation ("Cibola"). Cibola contributed $56,000 in income for the second quarter of 2003 compared to $33,000 for the same period in 2002.

Income taxes

     The Company made no provision for income taxes in the second quarter of 2003 or 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment and recorded losses totaling $2,419,000 from discontinuing the segment in 1998. ITF disposed of a majority of its assets in 1999, retaining two convenience stores ("C-stores"), including their equipment and inventory, and Beard became 100% owner of ITF. Beard recorded additional losses of $420,000 in 2000 and $114,000 in 2001 related to the segment.

     ITF recorded no revenues for either the second quarter of 2003 or 2002. ITF recorded $3,000 in income for the second quarter of 2003. Included in this loss was a gain of $5,000 on the sale of the last C-store and associated equipment. ITF incurred $2,000 in losses for the three months ended June 30, 2002 which were charged against a loss accrual recorded in 2001. Included in this loss was a $2,000 gain on the sale of equipment.

     The ITF Segment had no significant assets or liabilities as of June 30, 2003.

BE/IM Segment
-------------
     In 1999 the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership in NABR, which was accounted for under the equity method. As a result, Beard's share of NABR's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 with the Japanese partners receiving a final distribution of cash and the Company taking over the remaining assets and liabilities.

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included a loss accrual to cover the costs of ceasing operations and shutting down the larger of its two plants. The smaller plant was sold in August of 2002. NABR's revenues for the smaller of the two plants were none and $43,000 for the three months ended June 30, 2003 and 2002, respectively. NABR's operating losses for the three months ended June 30, 2003 were $3,000 and were charged against the loss accrual. NABR's operating loss for the three months ended June 30, 2002 was $30,000 and was not anticipated in the loss accrual recorded in 1999. NABR charged $5,000 for the three months ended June 30, 2002, against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of June 30, 2003, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $31,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses related to the shutdown of operations totaling $57,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

WS Segment
----------
     In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,550,000, subject to a holdback of $150,000. The Company received $86,000 of the holdback later that year. In May 2002 the Company received $35,000, net of attorney's fees of $29,000, representing the remainder of the holdback. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the second quarter of 2003 or 2002. Beard's share of operating losses from the discontinued segment were $17,000 and $25,000 for the three months ended June 30, 2003 and 2002, respectively. For the second quarter of 2002, Beard's share of operating losses from the 50%-owned company were $5,000. The remaining $20,000 of losses incurred in the three months ended June 30, 2002 were associated with the operations of the subsidiary holding interests in these entities and were not anticipated in the loss accrual.

     As of June 30, 2003, the significant assets of the WS Segment consisted of accounts receivable totaling $17,000 and fixed assets with a recorded value of $144,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $59,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2003.


Material  changes in results of  operations  - Six months ended June 30, 2003 as
--------------------------------------------------------------------------------
compared with the Six months ended June 30, 2002.
------------------------------------------------

     The net loss for the six months ended June 30, 2003 was $1,135,000, compared to a net loss of $1,021,000 for the first six months of the prior year. Continuing operations posted a net loss of $1,140,000 compared to a net loss of $918,000 for the same period in 2002. In addition, the Company had income of $5,000 and losses of $103,000 from discontinued operations for the first half of 2003 and 2002, respectively.

     Operating results of the Company's primary operating segments are reflected below:

                                              2003                2002
                                         ----------------    ----------------
       Operating profit (loss):
         Coal reclamation                    $ (228,000)         $ (286,000)
         Carbon dioxide                          160,000             128,000
         China                                 (299,000)                   -
         e-Commerce                             (37,000)            (75,000)
                                         ----------------    ----------------
                   Subtotal                    (404,000)           (233,000)
         Other                                 (540,000)           (471,000)
                                         ----------------    ----------------
                    Total                    $ (944,000)         $ (704,000)
                                         ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues increased $30,000 to $42,000 for the first six months of 2003 compared to $12,000 for the same period in 2002 as the result of additional small consulting and coring jobs in the year 2003. Operating costs decreased $18,000 to $215,000 for the first six months of 2003 compared to $233,000 for the same period in 2002 as a result of a reduction in lab-related labor expenses. SG&A costs remained static at $55,000 for the first six months of 2003 and the same period in 2002. DD&A expenses decreased $10,000 for the first half of 2003 compared to the first half of 2002 as the depreciable assets of the segment were fully impaired in the fourth quarter of 2002. As a result, the operating loss for the first six months of 2003 decreased $58,000 to $228,000 compared to $286,000 in the first six months of 2002.

Carbon dioxide

     Operations for the first six months of 2003 resulted in an operating profit of $160,000 compared to a $128,000 operating profit for the 2002 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $48,000 or 25% to $243,000 for the first six months of 2003 compared to $195,000 for the same period in 2002. The Company recorded $14,000 more in operating costs associated with the properties in the first half of 2003 compared to the same period in 2002. Production volumes for the McElmo Dome field decreased for the first six months of 2003 compared to the same period in 2002. The increase in revenue for the current six months was entirely due to higher pricing, with the Company receiving an average of $0.35 per mcf sold in the first six months of 2003 versus $0.26 per mcf in the year earlier period. Paid volumes were down 47,000 mcf in the current six months versus a year ago due to makeup of underproduction in the prior year.

China

     The China Segment incurred an operating loss of $299,000 for the first half months of 2003 compared to none for the same period in 2002. Another $39,000 of loss for the first half of 2003 is included in equity in operations of unconsolidated affiliates relating to China. In the prior year six months, the operations of this segment were conducted through an unconsolidated affiliate. As a result of the controversy which arose in the latter part of 2002 and the lawsuit which followed, the Company is now conducting its operations in China through wholly-owned affiliates. The loss in 2003 is attributable to SG&A expenses as the Company seeks projects to utilize the proprietary composting technology of REUSE. For the first six months of 2002, the Company recorded a $195,000 loss as its 50% share of the equity in operating results of the unconsolidated affiliate.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $37,000 for the first half of 2003 versus an operating loss of $75,000 in the prior year period. A $13,000 reduction in operating expenses accounted for part of the difference; a $25,000 license fee recorded in the first half of 2003 accounted for the balance.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $540,000 for the first half of 2003 as compared to $471,000 in the same period of 2002. Reductions of $17,000 in employee benefit costs and reductions in professional fees of $2,000 were more than offset by increases totaling $49,000 in DD&A and other types of SG&A costs, including higher insurance costs.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 2003 increased to $448,000 from $432,000 for the 2002 six months. Other operations incurred approximately $14,000 more in SG&A for the six months of 2003 compared to the same period in 2002 as a result of a net increase in numerous types of expenses, none of which were large individually.

Depreciation, depletion and amortization expenses

     DD&A expense increased $39,000 from $59,000 for the six months ended June 30, 2002 to $98,000 for the same period in 2003. The increase was due primarily to increased amortization expense associated with the capitalized costs of issuing the 10% subordinated debt.

Other income and expense

     The other income and expenses for the first six months of 2003 netted to a loss of $196,000 compared to a loss of $214,000 for the same period in 2002. Interest income was down $58,000 for the first half of 2003 compared to the same period in 2002. Interest expense was up $101,000 as a result of the increase in debt to related parties and the issuance of the 10% subordinated debt. The Company realized gains on sale of assets for the first six months of 2002 totaling $10,000 versus $1,000 in the current year period.

     The Company's equity in the operations of unconsolidated affiliates netted to income of $70,000 for the first six months of 2003 compared to a loss of $120,000 for the same period in 2002. The Company's equity in the earnings of Cibola increased $34,000 from $75,000 for the first six months of 2002 to $109,000 for the same period in 2003. The Company reflected a loss of $39,000 associated with the affiliate in China for the first half of 2003 compared to a loss of $195,000 for the same period in 2002. The losses represent 100% and 50%, respectively, of the losses recorded by the Chinese affiliate. As discussed, the Company is involved in litigation with its former partner in this entity and is seeking dissolution of the entity and recovery of certain costs associated with its operation. In the interim and starting in 2003, the Company is recording 100% of costs associated with leased office space and a computer that the Company is paying for on behalf of the affiliate, along with those legal expenses directly attributable to the affiliate.

Income taxes

     The Company recorded no provision for taxes in the either first half of 2003 or 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     ITF  Segment
     ------------
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended June 30, 2003 as compared with the Quarter ended June 30, 2002" under the "Discontinued Operations - ITF Segment" heading.

     ITF's  revenues  and  actual   operating   losses  were  none  and  $5,000,
respectively, for the six months ended June 30, 2003. The actual losses for the six months ended June 30, 2003 were charged to operations.

     ITF's revenues and actual operating losses were none and $6,000, respectively, for the six months ended June 30, 2002. The actual losses for the six months ended June 30, 2002 were charged against the loss accrual recorded in the fourth quarter of 2001.

     BE/IM Segment
     -------------
     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended June 30, 2003 as compared with the Quarter ended June 30, 2002" under the "Discontinued Operations - BE/IM Segment" heading.

     The revenues and actual loss for the six months ended June 30, 2003 were none and $7,000, respectively. These losses were charged against the loss accrual recorded in 1999. The revenues and actual loss for the six months ended June 30, 2002 were $120,000 and $67,000, respectively. These losses were not anticipated in the loss accrual recorded in 1999. The Company charged $7,000 in losses against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     WS Segment
     ----------
     Complete details concerning the discontinuance of the Company's natural gas well testing operations in Mexico are contained in "Material changes in results of operations - Quarter ended June 30, 2003 as compared with the Quarter ended June 30, 2002" under the "Discontinued Operations - WS Segment" heading.

     The segment recorded no revenues for the first six months of 2003 or 2002. Beard recorded income of $11,000 for the first six months of 2003 compared to operating losses of $36,000 for the six-month period ended June 30, 2002. The income for 2003 included $45,000 from the sale of assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2003, the Company had notes receivable of $30,000 and long-term debt of $5,039,000, including accrued interest to related entities of $225,000. The notes receivable and $4,814,000 of the long-term debt have fixed interest rates; therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. The Company's outstanding bank debt totaling $300,000 floats with the prime rate, and a 10% increase in market interest rates would have increased the Company's interest expense by approximately $1,000. At June 30, 2003, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by $3,000 and reduced the fair value of its long-term debt by $56,000.

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


PART II.     OTHER INFORMATION.

Item 1.   Legal Proceedings.

McElmo Dome Litigation
----------------------
     The long-awaited Settlement in the McElmo Dome litigation is now a certainty. The first installment, totaling approximately $1,162,000 was received by the Company on July 31, 2003. The second installment, totaling approximately $2,814,000 is expected to be received on or about October 1, 2003.

     In a separate suit, in which the Company is not a defendant, the parties who objected to the Settlement have sued the managers of the Coalition alleging all sorts of ridiculous claims which defendants have denied. The Coalition has held back approximately $800,000 as a litigation reserve until this matter is resolved to pay for defense of the case and winding up costs of the Coalition. The Company expects that this matter will be resolved in favor of the defendants, and that the Company will ultimately receive an additional $100,000 to $125,000 from the holdback in addition to the two installments described above.

ABT Beard Litigation
--------------------
       In September of 2002 a controversy arose between the Company and its technology partner concerning their legal rights and relationships. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002, the Company filed suit against American Bio-Tech, Inc. ("ABT") seeking judicial termination of the partnership between the Company and ABT. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against various Company affiliates seeking an unspecified amount of damages plus attorneys' fees and costs. The Company and the third-party defendants have filed an answer denying liability and stating their intention to vigorously defend the claims. The outcome of the litigation cannot presently be determined. On July 11, 2003, the Company filed a Motion to Compel Arbitration.

Visa Litigation
---------------
     On May 8, 2003, the Company's 71%-owned subsidiary, starpay.com, l.l.c., joined with VIMachine, Inc. in filing a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of a U.S. Patent (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. On July 25, 2003, the Plaintiffs filed, with the express written consent of the Defendants, an Amended Complaint. The suit as amended seeks damages and injunctive relief (i) related to Visa's willful infringement of the VIMachine Patent; (ii) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets; and (iii) related to Visa's breach of certain confidentiality agreements expressed or implied. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims.

     During the first quarter of 2000 starpay's technology was relayed to Visa verbally, in face-to-face conferences, telephone calls, in e-mails and in regular correspondence. The suit alleges that, after receiving starpay's technology and ideas, Visa filed a provisional patent application in April of 2000 using information supplied by starpay. The suit also alleges that Visa's payer authentication service ("VPAS") infringes the VIMachine Patent. From early 2000 until recently, starpay tried on several occasions to enter into meaningful negotiations with Visa to resolve their intellectual property concerns. Visa has continually denied their infringement of the VIMachine Patent and starpay's assertion that Visa has appropriated starpay's technology.

     In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. Plaintiffs allege in the suit that, based upon Visa's transaction volume of about $2 trillion per year, this could easily result in savings of $100 million or more per year. VPAS is the payment system currently being widely advertised as "Verified by Visa" with Emmitt Smith as a spokesperson.

Item 2.  Changes in Securities.

     The Company's preferred stock was mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. On January 1, 2003 each share of Beard preferred stock ceased to be redeemable and became convertible into Beard common stock. Each preferred share was convertible into 4.59839154 (128,010) common shares on June 30, 2003. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003 Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

10     Material contracts:

10(a) The Beard Company 2003 Deferred Stock Compensation Plan, adopted by the Board of Directors effective January 31, 2003 and approved by the stockholders on July 31, 2003. (This Exhibit has been previously filed as Exhibit "A" to Registrant's Proxy Statement filed on June 17, 2003, and same is incorporated herein by reference).*

10(b) Supplemental Letter Loan Agreement by and between Registrant and the William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated June 6, 2003.

10(c) Supplemental Promissory Note from Registrant to the Trustees of the Unitrust dated June 6, 2003.

10(d) Extension Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated May 15, 2003.

31     Rule 13a-14(a)/15d-14(a) Certifications:

31(a) Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31(b) Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32     Section 1350 Certifications:

32(a) Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32(b) Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

       The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

       (b) Five reports on Form 8-K were filed by the Company during the quarter for which this report is filed. An 8-K filed on April 15, 2003 included a news release setting forth fiscal year 2002 financial results. An 8-K filed on May 7, 2003 included a news release announcing the finalization of a patent license agreement by the Company's e-Commerce Segment. An 8-K filed on May 12, 2003 included a news release concerning the filing of litigation by Registrant's e-Commerce subsidiary against Visa USA. An 8-K filed on May 16, 2003 included a news release setting forth the Company's first quarter financial results and contained a status report concerning the Company's litigation at McElmo Dome. An 8-K filed on June 16, 2003 contained an additional update concerning the status of the McElmo Dome litigation.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         (Registrant) THE BEARD COMPANY

                                                 /s/Herb Mee, Jr.
     (Date)   August 13, 2003
                                                 Herb Mee, Jr., President and
                                                 Chief Financial Officer

                                                 /s/Jack A. Martine
     (Date)   August 13, 2003
                                                 Jack A. Martine, Controller and
                                                 Chief Accounting Officer

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

10(a) The Beard Company 2003 Deferred Stock Incorporated herein by reference Compensation Plan, adopted by the Board of Directors effective January 31, 2003 and approved by the stockholders on July 31, 2003.

10(b) Supplemental Letter Loan Agreement by Filed herewith electronically and between Registrant and the William
       M. Beard and Lu Beard  1988  Charitable
       Unitrust (the "Unitrust") dated June 6,
       2003.

10(c)  Supplemental   Promissory   Note   from  Filed herewith electronically
       Registrant   to  the  Trustees  of  the
       Unitrust dated June 6, 2003.

10(d)  Extension    Promissory    Note    from  Filed herewith electronically
       Registrant  to Bank of  Oklahoma,  N.A.
       ("BOK") dated May 15, 2003.

31(a) Chief Executive Officer Certification Filed herewith electronically required by Rule 13a-14(a) or Rule
       15d-14(a).

31(b) Chief Financial Officer Certification Filed herewith electronically required by Rule 13a-14(a) or Rule
       15d-14(a).

32(a) Chief Executive Officer Certification Filed herewith electronically required by Rule 13a-14(b) or Rule
       15d-14(b)  and Section  1350 of Chapter
       63 of  Title  18 of the  United  States
       Code.

32(b) Chief Financial Officer Certification Filed herewith electronically required by Rule 13a-14(b) or Rule
       15d-14(b)  and Section  1350 of Chapter
       63 of  Title  18 of the  United  States
       Code.