Form 10-Q
period 2003-09-30
BEARD CO /OK
filed 2003-11-14
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2003
                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2003.


                   Common Stock $.001333 par value - 2,328,845

                                THE BEARD COMPANY

                                      INDEX

PART I. FINANCIAL INFORMATION                                                           Page
-----------------------------                                                           ----

Item 1.   Financial Statements.............................................................3

    Balance Sheets - September 30, 2003 (Unaudited) and
       December 31, 2002...................................................................3

    Statements of Operations - Three Months and Nine Months
       ended September 30, 2003 and 2002 (Unaudited).......................................4

    Statements of Shareholders' Equity (Deficiency) - Year ended December 31, 2002 and Nine Months ended September 30, 2003 (Unaudited)................................5

    Statements of Cash Flows - Nine Months ended
       September 30, 2003 and 2002 (Unaudited).............................................6

    Notes to Financial Statements (Unaudited)..............................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................................16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................24

Item 4.   Controls and Procedures.........................................................25


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................25

Item 2.   Changes in Securities and Use of Proceeds.......................................26

Item 4.   Submission of Matters to a Vote of Security Holders.............................26

Item 6.   Exhibits and Reports on Form 8-K................................................27

Signature.................................................................................28

                                    THE BEARD COMPANY AND SUBSIDIARIES
                                              Balance Sheets
                                                (Unaudited)
                                                                  September 30,         December 31,
                                  Assets                              2003                  2002
                                                               --------------------  --------------------
Current assets:
     Cash and cash equivalents                                      $      161,000        $       79,000
     Accounts receivable, less allowance for doubtful
        receivables of $80,000 in 2003 and 2002                            166,000               133,000
     Prepaid expenses and other assets                                      36,000                20,000
     Assets of discontinued operations held for resale                     181,000               343,000
                                                                    ---------------       ---------------
             Total current assets                                          544,000               575,000
                                                                    ---------------       ---------------

Notes receivable                                                            30,000                30,000

Investments and other assets                                               140,000                67,000

Property, plant and equipment, at cost                                   1,835,000             1,794,000
     Less accumulated depreciation, depletion and amortization           1,378,000             1,259,000
                                                                    ---------------       ---------------
             Net property, plant and equipment                             457,000               535,000
                                                                    ---------------       ---------------

Intangible assets, at cost                                                 209,000               114,000
     Less accumulated amortization                                         176,000                57,000
                                                                    ---------------       ---------------
             Net intangible assets                                          33,000                57,000
                                                                    ---------------       ---------------

                                                                    $    1,204,000        $    1,264,000
                                                                    ===============       ===============


             Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Trade accounts payable                                         $       84,000        $      138,000
     Accrued expenses                                                      385,000               177,000
     Short-term debt                                                        32,000               300,000
     Short-term debt - related entities                                    252,000               111,000
     Current maturities of long-term debt                                    6,000                 8,000
     Liabilities of discontinued operations held for resale                116,000               125,000
                                                                    ---------------       ---------------
             Total current liabilities                                     875,000               859,000
                                                                    ---------------       ---------------

Long-term debt less current maturities                                   1,219,000               853,000

Long-term debt - related entities                                        3,592,000             3,388,000

Other long-term liabilities                                                173,000               108,000

Redeemable preferred stock of $100 stated value;
     5,000,0000 shares authorized; 27,838 shares issued
     and outstanding in 2002 (note4)                                             -               889,000

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding in 2003 (note 4)                                    889,000                    -
     Common stock of $.001333 par value per share; 7,500,000
        shares authorized; 2,328,845 and 2,123,898 shares issued
        and outstanding in 2003 and 2002, respectively                       3,000                 3,000
     Capital in excess of par value                                     37,887,000            38,207,000
     Accumulated deficit                                               (43,419,000)          (41,182,000)
     Accumulated other comprehensive loss                                  (15,000)              (15,000)
     Treasury stock, none in 2003; 295,053 shares, at cost, in 2002              -            (1,846,000)
                                                                    ---------------       ---------------
             Total shareholders' equity (deficiency)                    (4,655,000)           (4,833,000)
                                                                    ---------------       ---------------

Commitments and contingencies (note 7)
                                                                    $    1,204,000        $    1,264,000
                                                                    ===============       ===============

See accompanying notes to financial statements.


                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                       (Unaudited)
                                                          For Three Months Ended            For Nine Months Ended
                                                      -------------------------------   -------------------------------
                                                      September 30,   September 30,     September 30,    September 30,
                                                          2003             2002             2003             2002
                                                      --------------  ---------------   --------------   --------------
Revenues:
    Coal reclamation                                  $      17,000   $            -    $      59,000    $      12,000
    Carbon dioxide                                          120,000          129,000          363,000          324,000
    China                                                         -                -                -                -
    e-Commerce                                                    -                -           25,000                -
    Other                                                         -            2,000            1,000           12,000
                                                      --------------  ---------------   --------------   --------------
                                                            137,000          131,000          448,000          348,000
                                                      --------------  ---------------   --------------   --------------
Expenses:
    Coal reclamation                                        139,000          133,000          409,000          421,000
    Carbon dioxide                                           26,000           35,000           90,000           85,000
    China                                                   140,000                -          438,000                -
    e-Commerce                                               28,000           46,000           87,000          118,000
    Other                                                     4,000            6,000           22,000           26,000
    Selling, general and administrative                     219,000          197,000          667,000          629,000
    Depreciation, depletion & amortization                   50,000           41,000          148,000          100,000
    Impairment of long-lived assets                          64,000                -           64,000                -
                                                      --------------  ---------------   --------------   --------------
                                                            670,000          458,000        1,925,000        1,379,000
                                                      --------------  ---------------   --------------   --------------
Operating profit (loss):
    Coal reclamation                                       (122,000)        (139,000)        (350,000)        (425,000)
    Carbon dioxide                                           85,000           85,000          245,000          213,000
    China                                                  (138,000)               -         (437,000)               -
    e-Commerce                                              (30,000)         (48,000)         (67,000)        (123,000)
    Other, primarily corporate                             (328,000)        (225,000)        (868,000)        (696,000)
                                                      --------------  ---------------   --------------   --------------
                                                           (533,000)        (327,000)      (1,477,000)      (1,031,000)
Other income (expense):
    Interest income                                           1,000           36,000            2,000           95,000
    Interest expense                                       (136,000)        (114,000)        (399,000)        (276,000)
    Equity in operations of unconsolidated affiliates        13,000          (45,000)          83,000         (165,000)
    Gain on settlement                                    1,151,000                -        1,151,000                -
    Gain on sale of assets                                        -                -            1,000           10,000
    Other                                                  (222,000)               -         (227,000)          (1,000)
                                                      --------------  ---------------   --------------   --------------

Earnings (loss) from continuing operations
    before income taxes                                     274,000         (450,000)        (866,000)      (1,368,000)
Income taxes                                                      -                -                -                -
                                                      --------------  ---------------   --------------   --------------

Earnings (loss) from continuing operations                  274,000         (450,000)        (866,000)      (1,368,000)

    Loss from discontinued operations                       (18,000)         (78,000)         (13,000)        (181,000)
                                                      --------------  ---------------   --------------   --------------
Net earnings (loss)                                   $     256,000   $     (528,000)   $    (879,000)   $  (1,549,000)
                                                      ==============  ===============   ==============   ==============

Net earnings (loss) per average common share outstanding:
    Basic:
       Earnings (loss) from continuing operations     $        0.13   $        (0.25)   $       (0.40)   $       (0.75)
       Loss from discontinued operations                      (0.01)           (0.04)           (0.01)           (0.10)
                                                      --------------  ---------------   --------------   --------------
       Net earnings (loss)                            $        0.12   $        (0.29)   $       (0.41)   $       (0.85)
                                                      ==============  ===============   ==============   ==============

Net earnings (loss) per average common share outstanding:
    Diluted:
       Earnings (loss) from continuing operations     $        0.12   $        (0.25)   $       (0.40)   $       (0.75)
       Loss from discontinued operations                      (0.01)           (0.04)           (0.01)           (0.10)
                                                      --------------  ---------------   --------------   --------------
       Net earnings (loss)                            $        0.11   $        (0.29)   $       (0.41)   $       (0.85)
                                                      ==============  ===============   ==============   ==============

Weighted average common shares outstanding -
    Basic                                                 2,181,000        1,829,000        2,142,000        1,829,000
                                                      ==============  ===============   ==============   ==============
    Diluted                                               2,309,000        1,829,000        2,142,000        1,829,000
                                                      ==============  ===============   ==============   ==============

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                             (Unaudited)
                                                                                             Accumulated                   Total
                                                                 Capital in                     Other                  Shareholders'
                                             Preferred  Common    Excess of    Accumulated  Comprehensive    Treasury      Equity
                                               Stock     Stock    Par Value     Deficit         Loss          Stock     (Deficiency)
                                             ---------- -------- ------------ ------------- ------------- ------------- ------------

Balance, December 31, 2001                   $        - $  3,000 $ 38,081,000 $(36,568,000) $(   14,000)  $( 1,846,000) $(  344,000)

       Net loss                                       -        -            -   (4,614,000)           -             -    (4,614,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                   -        -            -            -       (1,000)            -        (1,000)

                                                                                                                        ------------
    Comprehensive loss                                -        -            -            -            -             -    (4,615,000)
                                                                                                                        ------------

    Issuance of stock warrants                        -        -       11,000            -            -             -        11,000

      Reservation of shares pursuant to deferred
         compensation plan                            -        -      115,000            -            -             -       115,000

                                             ---------- -------- ------------ ------------- ------------  ------------- ------------

Balance, December 31, 2002                            -    3,000   38,207,000  (41,182,000)     (15,000)   (1,846,000)   (4,833,000)

    Net loss, nine months ended September 30, 2003    -        -            -     (879,000)           -             -      (879,000)
       (unaudited)
    Comprehensive income:
         Foreign currency translation
         adjustment (unaudited)                       -        -            -            -            -             -             -

                                                                                                                        ------------
    Comprehensive loss (unaudited)                    -        -            -            -            -             -      (879,000)
                                                                                                                        ------------

    Expiration of mandatory redemption
         option for preferred stock (unaudited) 889,000        -            -            -            -             -       889,000

    Issuance of stock warrants (unaudited)            -        -       25,000            -            -             -        25,000

    Reservation of shares pursuant to deferred
         compensation plan (unaudited)                -        -      143,000            -            -             -       143,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan          -        -     (488,000)  (1,358,000)           -     1,846,000             -

                                             ---------- -------- ------------ ------------- ------------  ------------- ------------
Balance, September 30, 2003 (unaudited)       $ 889,000 $  3,000 $ 37,887,000 $(43,419,000) $(   15,000)  $         -   $(4,655,000)
                                             ========== ======== ============ ============= ============  ============= ============

See accompanying notes to financial statements.

                                          THE BEARD COMPANY AND SUBSIDIARIES
                                               Statements of Cash Flows
                                                      (Unaudited)
                                                                             For the Nine Months Ended
                                                                        -----------------------------------
                                                                      September 30, 2003 September 30, 2002
                                                                      ------------------ ------------------
Operating activities:
     Cash received from customers                                       $      352,000    $       525,000
     Gain on settlement                                                      1,162,000                  -
     Cash paid to suppliers and employees                                   (1,589,000)        (1,150,000)
     Interest received                                                           1,000             30,000
     Interest paid                                                            (129,000)          (201,000)
     Operating cash flows of discontinued operations                           (59,000)          (302,000)
                                                                        ---------------   ----------------
          Net cash used in operating activities                               (262,000)        (1,098,000)
                                                                        ---------------   ----------------

Investing activities:
     Acquisition of property, plant and equipment                              (20,000)           (17,000)
     Acquisition of intangibles                                                      -             (2,000)
     Proceeds from sale of assets                                                1,000             27,000
     Proceeds from sale of assets of discontinued operations                   231,000            102,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                                    (2,000)           (10,000)
     Investment in and advances to fifty percent-owned
        investment in China                                                    (83,000)          (539,000)
     Advances for notes receivable                                              (2,000)            (7,000)
     Payments on notes receivable                                                2,000            109,000
     Other                                                                     126,000            109,000
                                                                        ---------------   ----------------
          Net cash provided by (used in) investing activities                  253,000           (228,000)
                                                                        ---------------   ----------------

Financing activities:
     Proceeds from term notes                                                  879,000          1,361,000
     Payments on line of credit and term notes                                (826,000)          (356,000)
     Proceeds from related party debt                                          406,000            497,000
     Payments on related party debt                                           (302,000)          (100,000)
     Capitalized costs associated with issuance of subordinated debt           (66,000)          (109,000)
                                                                        ---------------   ----------------
        Net cash provided by financing activities                               91,000          1,293,000
                                                                        ---------------   ----------------

Net increase (decrease) in cash and cash equivalents                            82,000            (33,000)

Cash and cash equivalents at beginning of period                                79,000             55,000
                                                                        ---------------   ----------------

Cash and cash equivalents at end of period                              $      161,000    $        22,000
                                                                        ===============   ================

Continued
                                          THE BEARD COMPANY AND SUBSIDIARIES
                                               Statements of Cash Flows
                                                      (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities

                                                                              For the Nine Months Ended
                                                                        ------------------------------------
                                                                       September 30, 2003 September 30, 2002
                                                                       ------------------ ------------------

Net loss                                                                $     (879,000)   $    (1,549,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation, depletion and amortization                                  148,000             98,000
     Depreciation, depletion and amortization on assets of
       discontinued operations                                                       -              2,000
     (Gain) loss on sale of assets                                               1,000             (9,000)
     Gain on sale of assets of discontinued operations                         (50,000)           (88,000)
     Equity in net (earnings ) loss of unconsolidated affiliates               (83,000)           165,000
     Equity in net (earnings ) loss of unconsolidated affiliates in
       discontinued operations                                                       -             10,000
     Impairment of long-lived assets                                            64,000             77,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                  (9,000)            (9,000)
     Noncash compensation expense                                              168,000              5,000
                                                                        ---------------   ----------------
       Net cash used in operations before
          changes in current assets and liabilities                           (640,000)        (1,298,000)
     Increase (decrease) in accounts receivable, prepaid expenses
        and other current assets                                                (4,000)           103,000
     Decrease in inventories                                                         -             70,000
     Increase in accounts payable, accrued
        expenses and other liabilities                                         382,000             27,000
                                                                        ---------------   ----------------
     Net cash used in operating activities                              $     (262,000)   $    (1,098,000)
                                                                        ===============   ================

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                           September 30, 2003 and 2002
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

     The results of operations for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     Impairment of Long-Lived Assets
     -------------------------------
     In the third quarter of 2003, the Company recorded a $64,000 impairment of long-lived assets in other operations. There were no such impairments in the prior year through the third quarter.

     Reclassifications
     -----------------
     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---  ----------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations have declined in each of the last four years and the Company has incurred operating losses and negative cash flows from operations during each of the last five years, the Company is of the belief that it will commence a project in both its Coal and China Segments in early 2004. Moreover, the long-awaited Settlement in the McElmo Dome litigation is now a certainty. The first installment, totaling $1,162,000 and including an $11,000 payment on accounts receivable, was received on July 31, and the second installment, totaling approximately $2,814,000 is expected to be received between the 17th and the 24th of December 2003. Receipt of the Settlement ensures that 2003 will be a profitable year while at the same time enhancing the Company's liquidity and bolstering its balance sheet ratios. Meanwhile, negotiations are currently in progress on a major coal project, including the financing thereof, which would enable its Coal Segment to become profitable beginning in early 2004. (See Additional Details below). Negotiations are also underway for two new fertilizer projects in China and the financing therefor. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable this year, the Company believes the arrangement has the potential to make the segment profitable in 2004 or 2005.

     During the 21 months from January 1, 2002 through September 30, 2003, the Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President deferred a portion of their base salary into (i) the Company's Deferred Stock Compensation Plan (the "DSC Plan") which terminated on January 31, 2003, (ii) the Company's 2003 Deferred Stock Compensation Plan (the "2003 Plan") which was terminated on September 30, 2003 and (iii) the Company's 2003-2 Deferred Stock Compensation Plan (the "2003-2 Plan") which became effective on September 30, 2003. The Company's outside directors have deferred all of their directors' fees into such Plans. The President of Beard Technologies has deferred a portion of his salary until the full amount of the Settlement has been received. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. In addition, three private debt placements raised gross proceeds of $1,829,000 during such period. All of these measures have helped and will continue to help until the Settlement has been finalized. The negative result has been a substantial amount of dilution to the Company's common equity. During such period 339,000 warrants were issued in connection with two of the private debt placements, and 275,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plan, the 2003 Plan and the 2003-2 Plan. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals. Termination of the DSC Plan and the 2003 Plan resulted in the issuance of 350,000 and 150,000 common shares effective January 31, 2003 and September 30, 2003, respectively.

     Meanwhile, despite the recent poor financial results and the deterioration of its financial condition, the Company has demonstrated the ability to maintain its viability as a going concern. During the 12 months ended December 31, 2002 and through September 30, 2003, the Company has successfully completed three private debt placements totaling $1,829,000 while increasing its lines of credit from a total of $2,650,000 to a total of $3,600,000. During such period it has remained in compliance on all of its debt obligations.

     The Company received the first installment of the Settlement on July 31, 2003. Based upon information furnished to us by the counsel for the Coalition at that time it appeared that in a worst case we would receive the second installment no later than October 31, 2003. We paid down our $300,000 bank line and elected to prepay $300,000 of our 2002 Notes on August 1 in order to minimize interest expense going forward. Due to subsequent delays encountered by the Settlement Administrator and timing delays encountered in dealing with the Federal Court system, it now appears that we will not receive the second installment until the December 17 to December 24 time frame. This will necessitate the Company's borrowing approximately $300,000 to carry it through until the second installment is received. The Unitrust has agreed to loan an additional $100,000 and the Company is in the process of arranging borrowings from third parties for the balance.

     Additional Details
     ------------------
     Despite continuing operating losses during the past twelve months, the Company's cash and cash equivalents increased from $22,000 at September 30, 2002 to $161,000 at September 30, 2003. To mitigate potential liquidity problems, the Company's lines of credit from an affiliate of the Company's chairman were increased from $2,250,000 in September of 2001 to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, to $3,000,000 in
     October of 2002, to $3,150,000 in November of 2002 and to $3,300,000 in June of 2003. As a result of the private debt placements completed in February and July of 2003, the Company obtained a net additional $545,000 in working capital. The funding of operations and the repayment of a portion of the Company's debt, however, has resulted in a $47,000 reduction in the Company's working capital position during 2003.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. One of these projects, on which the segment had entered into a memorandum of understanding, was sold early in July 2003 to another party. We have been advised that such party intends to move ahead with the project, and are hopeful that negotiations to finalize a definitive agreement will occur during the current quarter. We are currently pursuing financing for this project. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

     In September of 2002 a controversy arose between the Company and its technology partner concerning their legal rights and relationships in conducting business in China. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002 the Company filed suit to terminate the relationship. Our partner filed a counterclaim to which the Company has subsequently responded. On July 11, 2003, the Company filed a Motion to Compel Arbitration. An impairment provision in the amount of $759,000 was established in the fourth quarter of 2002 to write down most of the Company's investment in China. In October of 2003 a settlement was reached on the matter, the terms of which are subject to a confidentiality agreement. However, under the terms of the agreement the Company can continue its composting business in China and elsewhere using technology other than that of its former technology partner. The segment has obtained an exclusive license agreement for another technology in China and is now pursuing new projects. Negotiations are in progress on two such projects, and there is ample room and an adequate market for a number of such projects in the same area.

     To further bolster working capital, the Company on May 31, 2002 completed the private placement of $1,200,000 of 10% subordinated notes due September 30, 2003 (the "2002 Notes"), to "bridge the gap" until the settlement funds have been fully distributed or until the anticipated Coal and China projects achieve positive cash flow. The Company has agreed to redeem the 2002 Notes within 10 days of receipt of the second installment of the McElmo Dome Settlement. Since the 2002 Notes were not redeemed on their maturity date, such date was automatically extended to March 31, 2005. On August 1, 2003 the Company redeemed $300,000 of the notes on a pro-rata basis to the holders. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. In addition, the note holders received a total of 228,812 warrants. Related parties purchased $320,000 of the offering, and received a total of 61,250 of such warrants. All of the warrants issued in connection with the 2002 Notes have a 5-year term and have exercise prices ranging from $0.739868 to $0.75 per share during the first three years and from $.924835 to $.9375 per share thereafter.

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

     On July 10, 2003, the Company completed the sale of $29,000 of subordinated notes (the "2003B Notes") to accredited investors. The $300,000 offering was terminated early when the U. S. Supreme Court denied the appeal in the McElmo Dome litigation, and it became clear the Company would receive the first installment of the Settlement by August 1. The 2003B Notes bear interest at 10% per anuum from the date of original issuance, payable at maturity. The notes were subject to a 4% non-refundable loan fee, payable upon issuance to the investors. The notes are due January 30, 2004; however, they must be redeemed within 10 days of the receipt of the second installment of proceeds of the McElmo Dome Settlement. $4,000 of the notes were sold by an investment banking firm which received a 5% commission thereon.

     In addition, the Company expects to generate cash from the disposition of the remaining assets from the discontinued BE/IM and WS Segments, and can sell certain other assets to generate cash if necessary.

     The Company has retained two different investment banking firms who are independently pursuing, on a non-exclusive basis, financing for the coal and China projects. One of the firms is pursuing a total of $15.3 million of funding for the projects; the other firm is seeking $16.0 million. To date no financing commitments have been received, and there is no assurance that their efforts will be successful.

     The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow. If such efforts are not successful or are only partially successful, then a major restructuring of the Company's operations will become necessary in order that the Company can continue as a going concern.

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

     ITF recorded no revenues for the first nine months ended September 30, 2003. The losses for the three and nine-month periods ending September 30, 2003 were none and $5,000, respectively. This activity was recorded in operations. Included in the results of operations was a gain of $5,000 on the sale of the remaining C-store and associated equipment. ITF also recorded no revenues for the first nine months of 2002 and incurred $3,000 and $9,000 of losses for the three and nine-month periods ending September 30, 2002, respectively, which were charged against the loss accrual recorded in 2001. Included in the losses was a $2,000 gain on the sale of equipment.

     As of September 30, 2003, the ITF Segment had no significant assets or liabilities.

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

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included $572,000 of anticipated operating losses through April 2000 (the date operations ceased for the larger of its two plants) and costs of ceasing operations. NABR recorded no revenues for the smaller of the two plants for either of the three-month periods ended September 30, 2003 or 2002, respectively. NABR's operating losses for the three months ended September 30, 2003 were $2,000 and were charged against the loss accrual. NABR's operating loss for the three months ended September 30, 2002 was $17,000 and was not anticipated in the loss accrual recorded in 1999. NABR charged $18,000 for the three months ended September, 2002 against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of September 30, 2003, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $16,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses related to the shutdown of operations totaling $55,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

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

     The segment recorded no revenues for either the first nine months of 2003 or 2002. Beard recorded losses of $18,000 and $8,000 for the three and nine-month periods ended September 30, 2003, respectively. Included in these results was a $43,000 gain on the sale of equipment. Beard's share of operating results from the discontinued segment were a loss of $20,000 and income of $16,000 for the three and nine-month periods ended September 30, 2002, respectively. For the first nine months of 2002, Beard's share of operating losses from the 50%-owned company was $10,000. $10,000 of losses incurred in the nine months ended September 30, 2002 were associated with the operations of the wholly-owned company and were not anticipated in the loss accrual. All of the $18,000 in losses in 2003 were associated with the subsidiary holding interests in these entities and were also not anticipated in the loss accrual.

     As of September 30, 2003, the significant assets of the WS Segment consisted of accounts receivable totaling $17,000 and fixed assets with a recorded value of $142,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $59,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2003.

(4)  Convertible (formerly Redeemable) Preferred Stock
---  -------------------------------------------------
     The Company's preferred stock was mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. Each share of Beard preferred stock ceased to be redeemable and became convertible into Beard common stock on January 1, 2003. Each preferred share was convertible into 4.58933842 (127,758) shares on September 30, 2003. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003-2 Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Earnings (Loss) Per Share
---  -------------------------
     Basic earnings (loss) per share data is computed by dividing earnings
     (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) and if the Company's preferred stock were converted to common stock.

     Diluted loss per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of convertible preferred stock as the effect would be anti-dilutive. Diluted earnings (loss) per share exclude potential common shares issuable upon exercise of stock options and warrants, as the effect would be anti-dilutive. Weighted average shares of 2,309,000 for the diluted earnings per share calculation for the three months ended September 30, 2003 are composed of basic common shares of 2,181,000 and 128,000 shares of preferred stock converted to common shares.

(6)  Income Taxes
---  ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded no provision for taxes for the three or nine-month periods ended September 30, 2003 or 2002.

     At September 30, 2003, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                  Expiration
                                                     Date             Amount
                                                     ----             ------
Federal regular tax operating loss carryforwards   2004-2009         $ 55,000

Tax depletion carryforward                        Indefinite         $  3,400

(7)  Commitments and Contingencies
---  -----------------------------
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

(8)  Business Segment Information
---  ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2003 and 2002: Coal, Carbon Dioxide, China and e-Commerce.

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

                                              Carbon
                                  Coal       Dioxide     China     e-Commerce    Totals
                                  ----       -------     -----     ----------    ------
      Three months ended
      ------------------
      September 30, 2003
      ------------------
     Revenues from
       external  customers        $    17    $  120     $   -       $   -      $  137
     Segment profit (loss)           (122)       85      (188)        (30)       (255)

      Three months ended
      ------------------
      September 30, 2002
      ------------------
     Revenues from
       external  customers        $     -    $  129     $   -       $   -      $  129
     Segment profit (loss)           (140)       85      (191)        (48)       (294)

      Nine months ended
      -----------------
      September 30, 2003
      ------------------
     Revenues from
       external  customers        $    59    $  363     $   -       $  25      $  447
     Segment profit (loss)           (350)      245      (526)        (68)       (699)
     Segment assets                    40       491        58          11         600

      Nine months ended
      -----------------
      September 30, 2002
      ------------------
     Revenues from
       external  customers        $    12    $  324     $   -       $   -      $  336
     Segment profit (loss)           (417)      213      (581)       (124)       (909)
     Segment assets                 1,561       443       434          61       2,499

     Reconciliation of total reportable segment loss to consolidated earnings
     (loss) from continuing operations before income taxes is as follows for the three and nine-months ended September 30, 2003 and 2002 (in thousands):

                                                          For the Three Months               For the Nine Months
                                                                  Ended                             Ended
                                                   ----------------------------------- ----------------------------------
                                                        September         September        September         September
                                                        30, 2003           30, 2002         30, 2003         30, 2002
                                                   -----------------  ---------------  ----------------  ----------------
    Total loss for reportable segments                  $     (255)       $    (294)       $    (699)        $    (909)
    Eliminate loss from China operations
       accounted for as an equity investment                     -               191               -               581
    Equity in loss from China operations
       accounted for as an equity investment                     -              (95)               -              (290)
    Net corporate income (costs)
        not allocated to segments                              529             (252)            (167)             (750)
                                                        -----------       -----------      -----------       -----------
         Total consolidated earnings (loss) from
           continuing operations before income taxes    $      274        $    (450)       $    (866)        $  (1,368)
                                                        ===========       ===========      ===========       ===========

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2002 and results of operations for the quarter ended September 30, 2003 compared to the prior year third quarter, and the nine months ended September 30, 2003 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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


Material changes in financial condition - September 30, 2003 as compared with December 31, 2002.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                September 30,    December 31,        Increase
                                    2003            2002            (Decrease)
                                    ----            ----            ----------
Cash and cash equivalents       $    161,000     $     79,000      $    82,000

Working capital                 $   (331,000)    $   (284,000)     $   (47,000)

Current ratio                        0.62 to 1        0.67 to 1

     During the first nine months of 2003, the Company decreased its working capital by $47,000 from $(284,000) as of December 31, 2002. The placement of the second issue of 10% Subordinated Debt infused over $540,000 in working capital in the first nine months of 2003. Net advances, including purchases of the 10% Subordinated Debt, from related entities of the Chairman of the Board totaled $184,000. Proceeds from the sale of assets totaled $232,000 during the first nine months of 2003. Net revenue from the Company's interest in its CO2 producing properties provided $273,000 of working capital for the first nine months of 2003. The Company received distributions of $1,290,000 from other investments, including $1,151,000 from the partial settlement of the McElmo Dome litigation and the remainder from Cibola. The Company used $350,000 of working capital to help fund the operations of the Coal Segment. The China Segment, including the joint venture involved in the pursuit of environmental opportunities, utilized over $525,000 of working capital. The Company used $67,000 to fund the activities of the e-Commerce Segment. The Company utilized $300,000 to paydown its line of credit with the bank and another $300,000 to repay a portion of the 10% Subordinated Debt. The remainder of the working capital was utilized to fund other operations.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment currently has several projects in various stages of development which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. One of these projects, on which the segment had entered into a memorandum of understanding, was sold in July 2003 to another party. We have been advised that such party intends to move ahead with the project, and are hopeful that negotiations to finalize a definitive agreement will occur during the current quarter. We are currently pursuing financing for this project. The timing of the project is uncertain but, subject to obtaining the necessary financing, it is considered to have a high probability of activity. However, no definitive contracts have, as yet been signed, and there is no assurance that the required financing will be obtained or that the project will materialize.

     In September of 2002 a controversy arose between the Company and its technology partner concerning their legal rights and relationships in conducting business in China. In November of 2002 the Company filed suit to terminate the relationship. In October of 2003 a settlement was reached on the matter, the terms of which are subject to a confidentiality agreement. However, the Company can continue its composting business in China and elsewhere using technology other than that of its former technology partner. The segment has obtained an exclusive license agreement for another technology in China and is now pursuing new projects. Several projects are currently under development, subject to obtaining the necessary financing. However, there is no assurance that the required financing will be obtained or that the projects will materialize.

     The long-awaited Settlement in the McElmo Dome litigation is now a certainty. The first installment, totaling $1,162,000 was received on July 31, and the second installment, totaling approximately $2,814,000 is expected to be received between the 17th and the 24th of December 2003. These installments do not include an additional $100,000 to $125,000 which the Company expects to receive from a litigation reserve which has been established in connection with a lawsuit against the managers of the Coalition. (See Part II - Item 1. Legal Proceedings). Receipt of the Settlement ensures that 2003 will be a profitable year while at the same time enhancing the Company's liquidity and bolstering its balance sheet ratios.

     In 2002 the Company supplemented its $300,000 credit line with a commercial bank by arranging for an increase in its credit line from an affiliate of the Company's chairman. The long-term line of credit from the related party was increased from $2,250,000 in September of 2001 to $2,500,000 in January of 2002, to $2,625,000 in February of 2002, and to $3,000,000 in October of 2002 to provide additional working capital. This line was supplemented by a $150,000 short-term line of credit from the same party in November of 2002, which was increased to $300,000 in June of 2003. The Company recently completed the private placement of $600,000 of subordinated notes due April 1, 2004, with warrants, and another private placement of $29,000 of subordinated notes due January 30, 2004, to provide additional working capital and improve liquidity until the settlement funds have all been distributed. In addition, the Company will be disposing of the remaining assets from the discontinued BE/IM and WS Segments and can sell certain other assets to generate cash if necessary.

     The Company has retained two different investment banking firms who are independently pursuing, on a non-exclusive basis, financing for the coal and China projects. One of the firms is pursuing a total of $15.3 million of funding for the projects; the other firm is seeking $16.0 million. To date no financing commitments have been received, and there is no assurance that their efforts will be successful.

     The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow. If such efforts are not successful or are only partially successful, then a major restructuring of the Company's operations will become necessary in order that the Company can continue as a going concern.

Material changes in results of operations - Quarter ended September 30, 2003 as compared with the Quarter ended September 30, 2002.

     The Company realized net earnings for the quarter ended September 30, 2003 of $256,000, compared to a net loss of $528,000 for the third quarter of the prior year. Discontinued operations accounted for $18,000 of the loss in the third quarter of 2003 compared to $78,000 for the same period in 2002. The Coal Segment reported a $17,000 decrease in operating loss for the quarter. The CO2 Segment's operating margin was unchanged---$85,000 for both quarters---as a $9,000 decrease in revenue was offset by a $9,000 decrease in operating expenses. The China Segment's loss for the third quarter of 2003 totaled $138,000 compared to none for the same period in 2002. The e-Commerce Segment had an operating loss of $30,000 in the third quarter of 2003 versus $48,000 in the 2002 third quarter. Other activities generated a $103,000 greater loss in the third quarter of 2003 than in 2002. As a result, the operating loss in the third quarter of 2003 was $206,000 greater than in the same period of 2002. Operating results of the Company's primary operating Segments are reflected below:

                                                  2003               2002
                                             ---------------    ---------------
           Operating profit (loss):
             Coal reclamation                $    (122,000)     $    (139,000)
             Carbon dioxide                         85,000             85,000
             China                                (138,000)                 -
             e-Commerce                            (30,000)           (48,000)
                                             ---------------    ---------------
                       Subtotal                   (205,000)          (102,000)
             Other                                (328,000)          (225,000)
                                             ---------------    ---------------
                        Total                $    (533,000)     $    (327,000)
                                             ===============    ===============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The segment's revenues increased to $17,000 in the third quarter of 2003 versus none in the same period of 2002. Operating costs increased $6,000 to $139,000 for the third quarter of 2003 compared to $133,000 for the same period in 2002 due to increased level of activity. SG&A costs increased $1,000 for the third quarter of 2003 compared to the same period in 2002 as personnel in the segment increased their efforts to develop the market for the segment's technology. DD&A costs decreased $6,000 for the third quarter of 2003 compared to the same period in 2002 as the assets of the segment were fully impaired in the fourth quarter of 2002. As a result, the operating loss for the third quarter of 2003 decreased $17,000 to $122,000 compared to $139,000 in the third quarter of 2002.

Carbon dioxide

     The operating profit for the 2003 and 2002 quarters was the same at $85,000. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment decreased $9,000 or 7% to $120,000 for the third quarter of 2003 compared to $129,000 for the same period in 2002. The decrease in revenue, which was primarily due to a decrease in price for the paid volumes to the Company's interest for CO2 gas during the quarter, was offset by a $9,000 decrease in lifting costs for the current quarter.

China

     The China Segment incurred an operating loss of $138,000 for the third quarter of 2003 compared to none for the same period in 2002. In the prior year quarter and through November of 2002, the operations of this segment were conducted through an unconsolidated affiliate. As a result of the controversy which arose in the latter part of 2002 and the lawsuit which followed, the Company is now conducting its operations in China through wholly-owned affiliates. The loss in 2003 is attributable to operating expenses incurred while the Company seeks to develop projects to utilize the proprietary composting technology of REUSE. Prior to the finalization of the settlement agreement in October, the Company was still charging some expenses to the unconsolidated affiliate while the controversy was being settled. For the third quarter of 2002, the Company recorded a $96,000 loss as its 50% share of the equity in operating results of the unconsolidated affiliate.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $30,000 for the third quarter of 2003 versus an operating loss of $48,000 in the prior year quarter. An $18,000 reduction in operating expenses accounted for the difference. The segment had no revenues in either the third quarter of 2003 or 2002 while attempting to develop business opportunities to leverage its intellectual property portfolio of Internet payment methods and security technologies.

Other activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $328,000 for the third quarter of 2003 as compared to $225,000 for the same period of 2002. This increase in operating losses was due primarily to increased amortization expense associated with the capitalized cost of issuing the 10% subordinated debt, together with a $64,000 impairment of certain oil & gas leases held by the Company.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter increased $22,000 to $219,000 from $197,000 in the 2002 third quarter. The primary reason for the increase was a reduction in the amount of compensation expense allocated to the China Segment during the three months ended September 30, 2003 compared to the prior year quarter.

Depreciation, depletion and amortization expenses

     The third quarter of 2003 reported an increase in DD&A expense of $9,000, reflecting the increased amortization of the capitalized costs associated with the issuance of the subordinated debt in the first quarter of 2003.

Impairment of long-lived assets

     The Company recorded a $64,000 impairment of its oil and gas leases in the third quarter of 2003. There was no such expense recorded in the same period of the prior year. The leases are being held for future development or sale.

Other income and expense

     Other income and expenses for the third quarter of 2003 netted to earnings of $807,000 compared to a loss of $123,000 for the same period in 2002. Interest income was down $35,000 for the third quarter of 2003 compared to the same period in 2002. Interest expense was $22,000 higher as a result of the increase in debt, primarily resulting from the issuance of the subordinated debt.

     The Company's equity in operations of unconsolidated affiliates reflected income of $13,000 for the third quarter of 2003 compared to a loss of $45,000 for the same period in 2002. The Company reflected a loss of $49,000 associated with the affiliate in China for the third quarter of 2003 compared to a loss of $95,000 for the same period in 2002. The losses represent 100% and 50%, respectively, of the losses recorded by the affiliate in China. As discussed, the Company has been in litigation with its former technology partner since November of 2002. Starting in 2003, the Company began recording 100% of the costs associated with leased office space and a computer that the Company is paying for on hehalf of the affiliate, along with those legal expenses directly attributable to the affiliate. In October of 2003 a settlement was reached on the matter, the terms of which are subject to a confidentiality agreement. However, the Company can continue its composting business in China and elsewhere using technology other than that of its former technology partner. Offsetting the Company's share of losses of the affiliate in China was the Company's share of the earnings of Cibola Corporation ("Cibola"). Cibola contributed $62,000 in income for the third quarter of 2003 compared to $50,000 for the same period in 2002.

     In July of 2003, the Company received $1,151,000 as the first payment in the McElmo Dome litigation, representing its share as a member of the LLC Coalition which participated in the suit against the operator. The Company expects to receive the remainder of the settlement between the 17th and the 24th of December 2003. The Company recorded no income from this Coalition in 2002.

Income taxes

     The Company made no provision for income taxes in either the third quarter of 2003 or the same period in 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

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

     ITF recorded no revenues for either the third quarter of 2003 or 2002. ITF recorded no losses for the third quarter of 2003 and a $77,000 impairment provision in the third quarter of 2002 related to losses expected at an auction of segment assets in November of 2002.

     The ITF Segment had no significant assets or liabilities as of September 30, 2003.

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

     In 1999 Beard recorded a $540,000 loss, which represented its share of NABR's $1,350,000 estimated loss from the discontinuation of operations. NABR's loss included a loss accrual to cover the costs of ceasing operations and shutting down the larger of its two plants. The smaller plant was sold in August of 2002. NABR recorded no revenues for the smaller of the two plants for either of the three-month periods ended September 30, 2003 or 2002, respectively. NABR's operating losses for the three months ended September 30, 2003 were $2,000 and were charged against the loss accrual. NABR's operating loss for the three months ended September 30, 2002 was $17,000 and was not anticipated in the loss accrual recorded in 1999. NABR charged $18,000 for the three months ended September, 2002 against the accrual for anticipated expenses related to the shutdown of the larger of its two plants.

     As of September 30, 2003, the significant assets related to NABR's operations consisted primarily of equipment with an estimated net realizable value of $16,000. The significant liabilities related to NABR's operations consisted primarily of accrued expenses related to the shutdown of operations totaling $55,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2003.

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

     The segment recorded no revenues for either the third quarter of 2003 or 2002. Beard's share of operating losses from the discontinued segment were $18,000 for the three months ended September 30, 2003. Beard recorded income of $16,000 from this discontinued segment for the three months ended September 30, 2002 as a portion of the segment's assets were sold for a gain of $39,000 which more than offset the losses incurred during this period.

     As of September 30, 2003, the significant assets of the WS Segment consisted of accounts receivable totaling $17,000 and fixed assets with a recorded value of $142,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $59,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2003.

Material changes in results of operations - Nine months ended September 30, 2003 as compared with the Nine months ended September 30, 2002.

     The net loss for the nine months ended September 30, 2003 was $879,000 compared to a net loss of $1,549,000 for the first nine months of the prior year. Continuing operations posted a net loss of $866,000 compared to a loss from continuing operations of $1,368,000 for the same period in 2002. Discontinued operations accounted for $13,000 of the net loss for the 2003 period versus $181,000 in the 2002 period.

     Operating results of the Company's primary operating segments are reflected below:

                                                2003               2002
                                          ----------------    ----------------
        Operating profit (loss):
          Coal reclamation                $     (350,000)     $     (425,000)
          Carbon dioxide                         245,000             213,000
          China                                 (437,000)                  -
          e-Commerce                             (67,000)           (123,000)
                                          ----------------    ----------------
                    Subtotal                    (609,000)           (335,000)
        Other                                   (868,000)           (696,000)
                                          ----------------    ----------------
                     Total                $   (1,477,000)     $   (1,031,000)
                                          ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues increased $47,000 to $59,000 for the first nine months of 2003 compared to $12,000 for the same period in 2002. The segment performed more small consulting and coring jobs in the 2003 period than in the 2002 period. Operating costs decreased $12,000 to $409,000 for the first nine months of 2003 compared to $421,000 for the same period in 2002. The decrease was primarily attributable to reductions in labor and other overhead costs achieved in the interim period. SG&A costs increased slightly, rising $1,000 to $84,000 for the first nine months of 2003 from $83,000 in the same period of 2002. DD&A costs decreased $16,000 for the first nine months of 2003 compared to the same period in 2002 as the assets of the segment were fully impaired in the fourth quarter of 2002. As a result, the operating loss for the first nine months of 2003 decreased $75,000 to $350,000 for the first nine months of 2003 compared to $425,000 in the first nine months of 2002.

Carbon dioxide

     Operations for the first nine months of 2003 resulted in an operating profit of $245,000 compared to a $213,000 operating profit for the first nine months of 2002. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $39,000 to $363,000 for the first nine months of 2003 compared to $324,000 for the same period in 2002. The Company recorded $5,000 more in operating costs associated with the properties in the first nine months of 2003 compared to the same period in 2002. Both paid and production volumes for the McElmo Dome field decreased slightly for the first nine months of 2003 compared to the same period in 2002. The increase in revenue for the current nine months was due primarily to higher pricing paid to the Company's interest offset by the slightly lower volumes, with the Company receiving an average of $0.34 per mcf sold in the first nine months of 2003 versus $0.28 per mcf in the year later period.

China

     The China Segment incurred an operating loss of $437,000 for the first nine months of 2003 compared to none for the same period in 2002. Another $88,000 of loss for the first three quarters of 2003 is included in equity in operations of unconsolidated affiliates relating to China. In the prior year nine months, the operations of this segment were conducted through an unconsolidated affiliate. As a result of the controversy which arose in the latter part of 2002 and the lawsuit which followed, the Company is now conducting its operations in China through wholly-owned affiliates. The loss in 2003 is attributable to SG&A expenses as the Company seeks projects to utilize the proprietary composting technology of REUSE. For the first nine months of 2002, the Company recorded a $290,000 loss as its 50% share of the equity in operating results of the unconsolidated affiliate.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $67,000 for the first nine months of 2003 versus an operating loss of $123,000 in the prior year period. A $31,000 reduction in operating expenses accounted for part of the difference; a $25,000 license fee recorded in the first nine months of 2003 accounted for the balance.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $172,000 greater operating loss for the first nine months of 2003 than in the same period last year. The primary reason for the increase in the loss is a $62,000 increase in amortization expense associated with the issuance of the subordinated debt and a $64,000 impairment of oil and gas leases. The Company experienced minor cost increases in numerous other expense classifications.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 2003 increased to $667,000 from $629,000 for the 2002 nine months. Other operations incurred approximately $46,000 more in SG&A for the nine months of 2003 compared to the same period in 2002 as a result of a net increase in numerous types of expenses, primarily increases in insurance expenses totaling $14,000 and an increase of $21,000 in financing costs.

Depreciation, depletion and amortization expenses

     DD&A expense increased $48,000 to $148,000 from $100,000 for the nine months of 2003 compared to the same period in 2002, primarily as a result of greater amortization expense relating to the capitalized costs associated with the issuance of the subordinated debt in the second quarter of 2002 and the second issue in the first quarter of 2003.

Impairment of long-lived assets

     The Company recorded a $64,000 impairment of its oil and gas leases in the third quarter of 2003. There was no such expense recorded during the first nine months of the prior year. The leases are being held for future development or sale.

Other income and expenses

     The other income and expenses for the first nine months of 2003 netted to earnings of $611,000 compared to a loss of $337,000 for the same period in 2002. Interest income was down $93,000 for the first nine months of 2003 compared to the same period in 2002. Interest expense was up $123,000 as a result of the increase in debt, primarily as a result of the issuance of the 10% subordinated debt and the debt to related parties. Gains on sale of assets for the first nine months of 2003 decreased $9,000 to $1,000 compared to $10,000 in the prior year period.

     The Company's equity in the operations of unconsolidated affiliates reflected earnings of $83,000 for the first nine months of 2003 compared to a loss of $165,000 for the same period in 2002. The Company's equity in the earnings of Cibola increased $46,000 from $125,000 for the first nine months of 2002 to $171,000 for the same period in 2003 reflecting Cibola's improvement in operating results. The Company reflected a loss of $88,000 associated with the affiliate in China for the first nine months of 2003 compared to a loss of $290,000 for the same period in 2002. The losses represent 100% and 50%, respectively, of the losses recorded by the Chinese affiliate. In October of 2003 a settlement was reached on the matter, the terms of which are subject to a confidentiality agreement. However, the Company can continue its composting business in China and elsewhere using technology other than that of its former technology partner.

     In July of 2003, the Company received $1,151,000 as the first payment in the McElmo Dome litigation, representing its share as a member of the LLC Coalition which participated in the suit against the operator. The Company expects to receive the remainder of the settlement between the 17th and the 24th of December 2003. The Company recorded no income from this Coalition in 2002.

Income taxes

     The Company recorded no provision for taxes for the nine months ended September 30, 2003 or 2002. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended September 30, 2003 as compared with the Quarter ended September 30, 2002" under the "Discontinued Operations - ITF Segment" heading.

     ITF's revenues and actual operating losses were none and $5,000, respectively, for the nine months ended September 30, 2003. The actual losses for the nine months ended September 30, 2003 were charged to operations.

     ITF's revenues and actual operating losses were none and $9,000, respectively, for the nine months ended September 30, 2002. The actual losses for the nine months ended September 30, 2002 were charged against the loss accrual recorded in the fourth quarter of 2001. In November of 2002 the majority of the ITF assets were sold at auction with net proceeds totaling $303,000, after estimated expenses of $34,000. The Company recorded an impairment provision of $77,000 as of September 30, 2002 relating to this auction.

BE/IM Segment
     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended September 30, 2003 as compared with the Quarter ended September 30, 2002" under the "Discontinued Operations - BE/IM Segment" heading.

     The revenues and actual loss for the nine months ended September 30, 2003 were none and $9,000, respectively. These losses were charged against the loss accrual recorded in 1999. The revenues and actual loss for the nine months ended September 30, 2002 were $120,000 and $25,000, respectively. These losses were also charged against the 1999 loss accrual. In addition, the Company recorded losses of $84,000 for the nine-month period ended September 30, 2002 for the operations of the smaller of the two plants distributed from NABR. These losses were not anticipated in the loss accrual of 1999.

WS Segment
     Complete details concerning the discontinuance of the Company's natural gas well testing operations in Mexico are contained in "Material changes in results of operations - Quarter ended September 30, 2003 as compared with the Quarter ended September 30, 2002" under the "Discontinued Operations - WS Segment" heading.

     The segment recorded no revenues for the first nine months of 2003 or 2002. Beard recorded losses of $8,000 for the first nine months of 2003 compared to operating losses of $20,000 for the nine-month period ended September 30, 2002. The loss for 2003 included a $43,000 gain from the sale of assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At September 30, 2003, the Company had notes receivable of $30,000 and long-term debt of $4,822,000, including accrued interest to related entities of $310,000. The notes receivable and $4,512,000 of the long-term debt have fixed interest rates; therefore, the Company's interest income and expense and operating results would not be affected by an increase in market interest rates for these items. At September 30, 2003, a 10% increase in market interest rates would have reduced the fair value of the Company's notes receivable by less than $1,000 and reduced the fair value of its long-term debt by $53,000.

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

PART II.     OTHER INFORMATION.

Item 1.   Legal Proceedings.

McElmo Dome Litigation
----------------------
     The long-awaited Settlement in the McElmo Dome litigation is now a certainty. The first installment, totaling approximately $1,162,000 was received by the Company on July 31, 2003. The second installment, totaling approximately $2,814,000 is expected to be received between the 17th and the 24th of December 2003.

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

ABT Beard Litigation
--------------------
     In September of 2002 a controversy arose between the Company and its technology partner concerning their legal rights and relationships. Lengthy negotiations and discussions were unsuccessful in arriving at a mutually agreeable solution. In November of 2002, the Company filed suit against American Bio-Tech, Inc. ("ABT") seeking judicial termination of the partnership between the Company and ABT. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and third-party claims against various Company affiliates seeking an unspecified amount of damages plus attorneys' fees and costs. The Company and the third-party defendants filed an answer denying liability and stating their intention to vigorously defend the claims. In October of 2003 a settlement was reached on the matter, the terms of which are subject to a confidentiality agreement. However, the Company can continue its composting business in China and elsewhere using technology other than that of ABT.

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

Item 2.  Changes in Securities.

     The Company's preferred stock was mandatorily redeemable through December 31, 2002, from one-third of Beard's "consolidated net income" as defined. On January 1, 2003 each share of Beard preferred stock ceased to be redeemable and became convertible into Beard common stock. Each preferred share was convertible into 4.58933842 (127,758) common shares on September 30, 2003. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003 Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Commencing on June 20, 2003, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

     (a) The annual meeting was held on July 31, 2003.

     (b) The business of the meeting included the election of Allan R. Hallock and Ford C. Price to serve as directors for three-year terms or until their successors have been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

        Harlon E. Martin, Jr.   (2004)        Herb Mee, Jr.    (2004)
        W. M. Beard             (2005)

     To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

     The table below sets forth the voting for election of directors:

                        Votes      Votes     Votes                     Broker
 Name of Nominee         For      Against   Withheld   Abstentions   Non-Votes
 ---------------         ---      -------   --------   -----------   ---------
Allan R. Hallock      2,055,787     -0-       654          -0-        250,165
Ford C. Price         2,055,787     -0-       654          -0-        250,165

     (c) At the meeting the stockholders also voted to approve the adoption of The Beard Company 2003 Deferred Stock Compensation Plan. The table below sets forth the voting for such proposal:

      Votes              Votes                              Broker
       For              Against         Abstentions       Non-Votes
       ---              -------         -----------       ---------
    1,749,583            11,159            2,614           543,250

     (d) At the meeting the stockholders also voted to approve the appointment of Cole & Reed, P.C. as independent certified public accountants for fiscal year 2003. The table below sets forth the voting for such proposal:

      Votes              Votes                              Broker
       For              Against         Abstentions       Non-Votes
       ---              -------         -----------       ---------
    2,051,428             336              4,677            250,165

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

10     Material contracts:

10(a) The Beard Company 2003 Deferred Stock Compensation Plan, adopted by the Board of Directors effective January 31, 2003 and approved by the stockholders on July 31, 2003. (This Exhibit has been previously filed as Exhibit "A" to Registrant's Proxy Statement filed on June 17, 2003, and same is incorporated herein by reference).

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

     (b) Two reports on Form 8-K were filed during the period covered by this report. An 8-K filed on July 10, 2003 included a news release reporting that the McElmo Dome litigation was over. An 8-K filed on August 13, 2003 included a news release setting forth the Company's financial results for the three and six-month periods ended June 30, 2003 and reporting that the first installment of the McElmo Dome settlement had been received.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      (Registrant)   THE BEARD COMPANY

                                                /s/Herb Mee, Jr.
     (Date)   November 14, 2003       ___________________________________
                                            Herb Mee, Jr., President and
                                            Chief Financial Officer

                                               /s/Jack A. Martine
     (Date)   November 14, 2003       ___________________________________
                                            Jack A. Martine, Controller and
                                            Chief Accounting Officer

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

3(ii)  Registrant's By-Laws as currently in     Incorporated herein by reference
       effect

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

10(a)  The Beard Company 2003 Deferred Stock    Incorporated herein by reference
       Compensation Plan, adopted by the Board
       of Directors effective January 31, 2003
       and approved by the stockholders on July
       31, 2003

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