Form 10-K
period 2003-12-31
BEARD CO /OK
filed 2004-03-30
CIK 909992

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     Yes [ ]  No [X]


The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on June 30, 2003, was $483,000.

The number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2004 was

                   Common Stock $.001333 par value - 2,328,845

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

                                THE BEARD COMPANY
                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

PART I
Item 1.    Business...........................................................3
Item 2.    Properties........................................................19
Item 3.    Legal Proceedings.................................................19
Item 4.    Submission of Matters to a Vote of Security Holders...............21
Item 4a.   Executive Officers and Significant Employees of the Registrant....21

PART II
Item 5.    Market for the Company's Common Equity and Related Stockholder
             Matters.........................................................23
Item 6.    Selected Financial Data...........................................26
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operation.................                  .... 27
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........36
Item 8.    Financial Statements and Supplementary Data.......................37
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 64
Item 9A.   Controls and Procedures...........................................64

PART III
Item 10.   Directors and Executive Officers of the Registrant................64
Item 11.   Executive Compensation............................................64
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters....................64
Item 13.   Certain Relationships and Related Transactions....................64
Item 14.   Principal Accountant Fees and Services............................65
PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K....................................................... 65
SIGNATURES ..................................................................69


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

     In pursuit of this endeavor we have been involved in numerous businesses during the last 20 years, many of them unsuccessful. We have now reduced our operating activities down to four segments:

     o The coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation facilities in the U.S.;

     o The carbon dioxide ("CO2") Segment, which has profitably produced CO2 gas since the early 1980's;

     o The China ("China") Segment, which is pursuing environmental opportunities in China, focusing on the financing, construction and operation of fertilizer plants which will utilize proprietary composting technology licensed from third parties; and

     o The e-Commerce ("e-Commerce") Segment, whose current strategy is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     Net Operating Loss Carryforwards. Beard has approximately $54.8 million of unused net operating losses ("NOL's") available for carryforward, which expire between 2004 and 2009. The loss of the NOL's would have a negative impact on the Company's future value. The Company's Certificate of Incorporation contains provisions to prevent the triggering of an "ownership change" as defined in
Section 382 of the Internal Revenue Code by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of Beard's outstanding capital stock.

     Effect of Recent Operations on Liquidity. The Coal Segment produced a healthy profit in 1998, but has since operated unprofitably. Activity commenced in China in late 1998 and in the e-Commerce Segment in early 1999, but both are still essentially start-up operations. Sustaining the operating activities of the three unprofitable segments, plus the parent company's overhead, has resulted in a serious outflow of cash during the past three years. The Company has managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from its discontinued operations. Three private placements of notes and warrants totaling $1,829,000 were completed in May of 2002 and in February and July of 2003. These loans were supplemented by borrowings totaling $303,000 from a related party and an unconsolidated subsidiary in November and December of 2003 and bank borrowings totaling $125,000 in February and March of 2004. Such funds were needed to "bridge the gap" until the distribution of the McElmo Dome settlement had been completed.

     Several projects are in various stages of development in the Coal and China Segments which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. However, none of these have reached the stage where a definitive agreement has been finalized. Now that the settlement has been received it is essential that the projects move forward quickly. If that does not occur, the Company must drastically restructure its operations in order to survive. (See "Recent Developments" below).

Recent Developments

     McElmo Dome Litigation. In December of 2002, the Tenth Circuit Court of Appeals affirmed the May 2002 decision of the Colorado District Court which approved the Settlement. In March of 2003, objectors to the Settlement filed a Petition for Certiorari asking the U.S. Supreme Court for review. In early June the U.S. Supreme Court denied the Petition and the Settlement became final in July of 2003. Funds were paid by the defendants to the Settlement Administrator and the Company received its $1,151,000 share of the first installment of the Settlement in July. The Company finally received the second installment of $2,826,000 on March 26, 2004. (See "Item 3. Legal Proceedings---McElmo Dome Litigation" for complete details).

     Repayment of Indebtedness. Upon receipt of the second installment of the Settlement, the Company paid off all of its outstanding $1,529,000 of subordinated notes, plus accrued interest totaling $63,000, and paid off an additional $564,000 of notes to a related party, plus accrued interest totaling $464,000.

     Visa Litigation. In May of 2003 the Company's 71%-owned subsidiary, starpay.com, l.l.c., joined with VIMachine, Inc. in filing a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). On July 25, 2003, the Plaintiffs filed an Amended Complaint. The suit as amended seeks damages and injunctive relief plus attorney fees and costs related thereto. In August of 2003 the Defendants filed a motion to dismiss three of the four causes of action. On February 11, 2004, the Judge granted Defendants' motion to dismiss two of the causes of action, and denied the motion insofar as it sought to dismiss the other claim. As a result Plaintiffs' claim for misappropriation and/or theft of intellectual property and/or trade secrets will continue to move forward.

     On February 23, 2004, Defendants filed an Answer to Plaintiffs' Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that they be found not to infringe the VIMachine Patent. Visa asked for other related relief based on these two allegations.

     (See "Item 3. Legal Proceedings---Visa Litigation" for complete details).

     Unless the context otherwise requires, references to Beard and the Company herein include Beard and its consolidated subsidiaries, including Beard Oil.


                              CONTINUING OPERATIONS

     Coal Reclamation Activities. The Company's coal reclamation activities comprise the ("Coal") Segment, which are conducted by Beard Technologies, Inc. ("BTI"). BTI is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.

     Carbon Dioxide Operations. The Company's carbon dioxide activities comprise the ("CO2") Segment, consisting of the production of CO2 gas which is conducted through Beard. The Company owns non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

     Operations in China. The Company's activities in China comprise the ("China") Segment, which are conducted by Beard Environmental Engineering, LLC ("BEE") through its wholly-owned subsidiary, Beijing Beard Bio-Tech Engineering Co., Ltd. ("BTEC"). BTEC is pursuing environmental opportunities in the Peoples Republic of China, focusing on the installation and construction of fertilizer plants utilizing proprietary composting technology licensed from third parties.

     e-Commerce. The Company's e-Commerce activities comprise the ("e-Commerce") Segment, which are conducted by starpay.com(TM), l.l.c. ("starpay") and its parent, Advanced Internet Technologies, L.L.C. ("AIT"). starpay's current focus is on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

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

     Sharp Increase in Natural Gas Prices; Effect on Coal Demand. As a result of declining deliverability there has been a sharp increase in natural gas prices which has had a major impact upon the electric power generating industry. It now appears that natural gas will be in increasingly short supply in future years. As a result, the price of coal when compared to the price of gas on a btu basis has become increasingly attractive. It is now clear that coal, which accounts for over 50% of the nation's generating capacity, will remain as its principal fuel source for electric power production. Although there is no certainty of occurrence, the coal industry looks for coal to supply a greater portion of electricity demand growth over the next few years.

     The rising price of natural gas has driven the spot price of coal to record levels that have not been seen in the coal industry since the oil crisis of 1974 and 1975. Many energy economists believe that natural gas prices will remain high for many years to come. The strong coal market, plus added pressure from regulatory agencies to more quickly reclaim or re-mine abandoned slurry impoundments, has sparked renewed interest among pond owners and coal operators to quickly move forward with pond recovery projects. Many of these recovery projects have been sitting on the back burner for a number of years because of marginal coal prices and stagnant demand.

     This is an ideal set of circumstances for Beard Technologies which has always been totally focused on pond recovery. Since the termination of the MCN agreements Beard Technologies has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines. We are very far up the learning curve in a complicated business, and most coal operators contact us first when they are interested in having a pond recovered.

     Projects Under Development. This convergence of high coal prices with added regulatory agency pressure has resulted in BTI having more potential projects on the drawing board than at any other time in its existence. Right now we are pursuing six different projects, all of which are located in the Central Appalachian Coal Basin. Collectively the projects involve the recovery of six ponds and the operation of three fine coal preparation circuits.

     The projects are in various stages of development. Two of the projects, owned by the same mining company, are nearing the final negotiation stage. Two other projects are new in 2004, and have yet to be drilled and evaluated. There are strong indications that they will both be good projects based on historical data of the tailings that were put in the ponds and the existence of a strong market in the area.

     One of the projects involves building a fine coal plant within the fence at a TVA power plant. This project will be let on a competitive basis. The reason for the project is that, for many years, TVA washed 85% of the fuel supply for this plant, and they have run out of space to dispose of their tailings. Sometime in 2004 they will switch over from buying raw coal to buying all washed coal. We have passed the first round of bidding, and there are only a few bidders left standing. The scope of the project that we are bidding involves re-mining their last slurry impoundment. However it is possible that TVA will not do the project.

     For the sixth and final project, we have submitted our proposal to the owner. The company has some other problems that forced them to delay the project.

     The timing of the first two projects is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. If the evaluations of the next two projects turn out as expected, they are also considered to have a high probability of activity, subject to obtaining the necessary financing. The last two projects are lower probability although their economics are good. However, no definitive contracts have as yet been signed on any of the projects, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     Status of Financing. The Company has retained two different investment banking firms who have been independently pursuing, on a non-exclusive basis, financing for the coal projects. One of the firms has been unsuccessful in its efforts. The other firm has introduced us to a party that is seriously interested in pursuing an arrangement, and we expect to be meeting with them shortly. However, to date no financing commitments have been received, and there is no assurance that the financing efforts will be successful.

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

     Sources and Availability of Raw Materials. There are numerous coal impoundments scattered throughout the eastern third of the U.S. which contain sizeable reserves of coal fines which the Company believes can be recovered on an economic basis while at the same time solving an environmental problem. The key is getting the owners of the slurry ponds to recognize that, with the technology BTI now has available and the strong coal market that exists, recovery can now be done on a profitable basis.

     Dependence of the Segment on a Single Customer. The Coal Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years.

                                         Percent of
                                        Consolidated
                                       Revenues from
           Fiscal Year                   Continuing
              Ended                      Operations
              -----                      ----------
             12/31/03                       9.9%
             12/31/02                       2.6%
             12/31/01                      22.8%

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

     Deliveries of CO2 gas are transported through a 502-mile pipeline to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. In 2000, Kinder Morgan CO2 Company, L.P. replaced Shell CO2 Company Ltd. as operator of the unit. There are 46 producing wells, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome is believed to be the largest producing CO2 field in the world. The gas is approximately 98% CO2.

     In 2003 Beard sold 1,529,000 Mcf (thousand cubic feet) attributable to its working and overriding royalty interests at an average price of $.33 per Mcf. In 2002 Beard sold 1,514,000 Mcf attributable to its working and overriding royalty interests at an average price of $.29 per Mcf. In 2001, Beard sold 1,327,000 Mcf attributable to its working and overriding royalty interests at an average price of $.33 per Mcf. Beard was underproduced by 50,000 Mcf on the sale of its share of McElmo Dome gas at year-end 2003.

     As the result of a development program undertaken by Shell in 1996, McElmo Dome production had increased to 935 million cubic feet per day in March 1998. Following the severe decline in oil prices in late 1998 and early 1999, CO2 demand for tertiary recovery decreased sharply, and McElmo Dome CO2 production decreased to 657 million cubic feet per day in April 1999. With the sharp increase in oil prices in late 1999 and throughout 2000, CO2 demand for tertiary recovery increased accordingly. CO2 production increased to 745 million cubic feet per day in 2000 and 2001, and dropped slightly to 732 million cubic feet per day in 2002. As a result of additional developmental drilling in the field in 2003, production increased to 784 million cubic feet per day in 2003; however, production averaged 941 million cubic feet per day in the fourth quarter. We have been advised by the operator that the field is now capable of producing 1.2 billion cubic feet per day.

     Beard considers its ownership interest in the McElmo Dome Field to be one of its most valuable assets. In November 2000 Hunt Oil Company sold its 0.0197% working interest (0.0164% net revenue interest) and its overriding royalty interest equivalent to a 0.0356% net revenue interest in the Unit for $225,000 at a public auction in Houston, Texas. On an equivalent basis, Beard's interest in the Unit is estimated to have had an approximate value of $2.1 million at the time of the auction. As a result of the settlement of the McElmo Dome litigation and the recent improvement in oil prices, we now believe that our interest in the field has a fair market value in excess of $2.5 million versus a book value of $329,000 at year-end 2003.

     Anticipated Improvement in Pricing as a Result of the McElmo Dome Settlement. In addition to establishing a cash settlement fund to settle the litigation the McElmo Dome Settlement Agreement also provided for the monitoring of pipeline tariffs, minimum prices and funding for a CO2 Claims Committee to enforce these provisions. We anticipate an improvement in pricing from the above. Additionally, the Company will investigate marketing its share of the CO2 through other parties at a higher price.

     Bravo Dome. Beard also owns a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. Bravo Dome is believed to be the second largest producing CO2 field in the world. At December 31, 2003, Beard was underproduced by 539,000 Mcf on the sale of its share of Bravo Dome gas. The Company sold no CO2 gas from Bravo Dome in 2003, 2002, or 2001 despite being in an underproduced status. The Company's solid CO2 segment, which was sold in 1997, had previously provided the market for such gas, and no efforts have been made to market the Company's share of the gas since the sale.

     Amoco Production Company operates a CO2 production plant in the middle of the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

     Net CO2 Production. The following table sets forth Beard's net CO2 production for each of the last three fiscal years:

                                     Net CO2
         Fiscal Year               Production
            Ended                     (Mcf)
            -----                     -----
           12/31/03                1,529,000
           12/31/02                1,514,000
           12/31/01                1,327,000

     Average Sales Price and Production Cost. The following table sets forth Beard's average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last three fiscal years:

                                Average Sales        Average Lifting
        Fiscal Year             Price Per Mcf         Cost Per Mcf
           Ended                   of CO2                of CO2
           -----                   ------                ------
         12/31/03                   $0.33                $0.06
         12/31/02                   $0.29                $0.07
         12/31/01                   $0.33                $0.06

     Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years. The Company's CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2003 approximately 99% of the Company's CO2 gas was sold to Kinder Morgan CO2 Company, L.P. and approximately 1% to Exxon Mobil.

                               Percent of
                              Consolidated
                              Revenues from
     Fiscal Year                Continuing
        Ended                   Operations
        -----                   ----------
       12/31/03                   85.7%
       12/31/02                   94.9%
       12/31/01                   73.4%

     Under the existing operating agreements, so long as any CO2 gas is being produced and sold from the field, the Company has the right to sell its undivided share of the production to either Kinder Morgan or Exxon Mobil and also has the right to sell such production in the spot market. During 2003 Kinder Morgan was offering a slightly higher price than Exxon Mobil, so more of the segment's production was sold to Kinder Morgan. Although there might be a slight loss of revenue if either Kinder Morgan or Exxon Mobil were lost as a customer, the Company does not believe that such loss would have a material adverse effect on the segment or on the Company.

     Productive Wells. Beard's principal CO2 properties are held through its ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2003, Beard held a working interest in a total of 396 gross (0.45 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                                            Number of Wells
                          State                         Gross               Net
                          -----                         -----               ---
Colorado................................................ 46                0.248
New Mexico..............................................350                0.205
                                                       ----                -----
                           Total........................396                0.453
                                                       ====                =====

     Financial Information. Financial information about the Company's CO2 gas operations is contained in the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.


                               OPERATIONS IN CHINA

     Background Information. In 1998 the Company opened an office in Beijing, People's Republic of China (the "PRC" or "China"). Later that year the Company formed Beard Sino-American Resources Co., Inc. ("BSAR"), an Oklahoma corporation and a wholly-owned subsidiary of Beard. In 1999 BSAR established a Representative Office in Beijing. In 2001 BSAR formed Beijing Beard Bio-Tech Engineering Co., Ltd. ("BTEC"), a Chinese corporation, as a wholly-owned subsidiary of BSAR to conduct the China Segment's operating activities in the PRC. In 2002 the Company formed Beard Environmental Engineering, L.L.C. ("BEE"), a wholly-owned Oklahoma limited liability company, to serve as the parent company for all of the segment's activities in China. BTEC became a wholly-owned subsidiary of BEE at that time.

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

     Organic-Chemical Compound Fertilizer Initiatives. China, which is the world's fourth largest country in area, is also the world's most heavily populated country, with a population of almost 1.4 billion. For many years the Chinese have boosted the production of food crops by applying large quantities of nitrogen, phosphate and potassium fertilizers to their dwindling amount of arable land. This overuse of fertilizer has resulted in damaged, less productive soil and high rates of erosion. Working with the top agronomists and academicians in the Chinese agricultural community, BSAR has developed a concept to solve the problem by manufacturing chemical fertilizers blended with compost derived from organic wastes. The end result will be an organic-chemical compound fertilizer ("OCCF") utilizing at least two types of organic waste materials: animal waste and crop-residual agri-waste, both of which are serious environmental problems.

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

     Termination of Business Relationship with ABT. In 2000 the Company and American Bio Tech, Inc. ("ABT") formed a joint venture to market, design and construct plants utilizing the ABT composting technology in the PRC. In 2001 the Company and ABT formed ABT Beard, LLC ("ABT Beard") to replace the joint venture and ABT Beard was granted the exclusive right to exploit the ABT technology in the PRC.

     In September of 2002 a controversy arose between the Company and ABT concerning their legal rights and relationship. In November of 2002, following lengthy negotiations and discussions, the Company filed suit against ABT in the United States District Court for the Western District of Oklahoma, styled The Beard Company and ABT Beard, L.L.C. (the "LLC") v. American Bio-Tech, Inc. ("ABT"), Case No. CIV-02-1392, seeking, among other things, the judicial dissolution of the LLC. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and various affiliates. In November of 2003 the lawsuit was settled and resolved, and the LLC was subsequently dissolved. Terms of the Settlement Agreement are confidential.

     REUSE License Agreement. In February 2003 BEE entered into a License Agreement with Real Earth United States Enterprises, Inc. ("REUSE") whereby BEE obtained the exclusive right and license to use the REUSE proprietary composting technology in the PRC. BEE also has the exclusive right to license or sublicense the technology in the PRC. The exclusive right is for a term of five years and will be automatically extended for additional five year periods if BEE or its affiliates have entered into written agreements for either (i) the sublicense of five plants or (ii) the sale to Cooperative Joint Ventures ("CJV's") of five plants during the respective periods involved.

     BEE will pay a license fee prior to the start up date of each plant. For biosolid plants, such fee will be determined by the design biocell capacity of each plant. The fee for a biosolid plant will range from $125,000 to $250,000 depending upon the size of the plant. The license fee for an MSW plant will be higher due to the complexity of the plant and equipment involved. If either type of plant is later expanded, BEE will pay a supplemental license fee equal to 10% of the construction cost of the plant enhancement. BEE will also pay a quarterly royalty payment to REUSE for each metric ton of compost sold. BEE anticipates focusing its principal marketing efforts in China on the use of the REUSE technology.

     Projects Under Development. BEE is presently seeking funding through three different funding sources for projects in three different areas in China. We believe we are close to obtaining funding in connection with one of the projects, which is for two plants, and are in the early stage of funding in connection with the other projects. However, no definitive contracts have as yet been signed in connection with any of the fundings, and there is no assurance that any of the financings will occur or that any of the projects will materialize.

     Principal Products and Services. The principal products and services supplied by the Company's China Segment are the installation, construction and operation of facilities which utilize proprietary technology licensed from others.

     The China Segment generated its initial revenues, totaling $72,000, before taxes of approximately $10,000, in December 2001. However, since it was at that time an unconsolidated entity, it accounted for none of the Company's consolidated revenues from continuing operations during such year. The China Segment generated no revenues in 2002 and 2003.

     Facilities. BSAR leases a small office located in Beijing Landmark Tower, Building No. 1, in Beijing, China.

     Market Demand and Competition. The environmental industry is highly competitive, and the China Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise and customer service.

     Financial Information. Financial information about the China Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                                   e-COMMERCE

     Formation of starpay.com(TM), inc. (now starpay.com, l.l.c.). In 1999 Marc Messner, Beard's VP-Corporate Development, presented to Beard management his concept for an easy, inexpensive and virtually secure payment system to be used exclusively for Internet transactions. Shortly thereafter Beard entered into Memorandums of Understanding with (i) a Web site development company and (ii) a patent attorney who agreed to join forces to develop the concept. The Memorandums provided that the patent applications would be owned by Beard, Messner (the inventor), the Web site company and the patent attorney (collectively, the "Patent Owners").

     In 1999 four patent applications were filed embodying the features of the invention, and starpay.com(TM), inc. ("starpay") was formed to pursue the development of the payment system. In 2000 the Patent Owners converted their ownership in the patent applications to ownership in starpay as follows: Beard (78.4%); Messner (7.6%); patent attorney (7.0%); Web site company (7.0%). starpay filed two additional patent applications in 2000 which considerably broadened the scope and, starpay believes, the potential of its patent claims. At year-end 2001, starpay.com, l.l.c. was formed and starpay. com, inc. was merged into it, receiving membership interests in starpay equivalent to their former patent ownership. In 2002 the Company, in recognition of his efforts, increased Mr. Messner's membership interest in starpay to 15.0%, reducing the Company's membership interest to 71.0%.

     In May 2003 Advanced Internet Technologies, L.L.C. ("AIT") was formed. The members contributed their entire membership interests in starpay to AIT for equivalent membership interests in AIT. starpay became a wholly-owned subsidiary of AIT with Marc Messner serving as its Sole Manager.

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

     Review of starpay's Security Assessment. starpay engaged a consulting firm to perform a security assessment of its security technology and applied processes. The assessment compared and contrasted starpay's security protocol with the two industry primary "standard" protocols (SSL and SET) and provided a product level comparison with leading credit, debit and prepaid payment products. The "white paper"---titled "Protocol and Competitor Analysis"---was completed in 2000.

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

     License Agreement. In November 2001 VIMachine, Inc. ("VIMachine"), the owner of U.S. Patent 5,903,878, "Method and Apparatus for Electronic Commerce" (the "VIMachine Patent") granted to starpay the exclusive marketing rights, with respect to certain clients (the "Clients") which starpay has identified to VIMachine, for security software and related products and applications. starpay believes that this alliance strongly enhances its intellectual property portfolio of electronic payment technologies. The VIMachine Patent addresses payer and transaction authentication in many forms. These include, but are not limited to, performing a payer query for authentication and transaction consent verification, as well as, chaining split transactions into an integrated verifiable unique transaction authenticating the user and the transaction attributes in the process. starpay believes the claims in the VIMachine Patent are unique and will provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields.

     In March 2002 starpay's marketing rights with respect to its Clients were broadened to include the right to litigate on behalf of VIMachine all patent claims in relation to the VIMachine Patent and related foreign applications or patents. Any settlement and/or judgment resulting from starpay's prosecution of the VIMachine Patent claims will be shared 50/50 or 25/75 between starpay and VIMachine (depending upon who the infringing party may be) following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims.

     Visa Litigation. In May of 2003 starpay joined with VIMachine in filing a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of the VIMachine Patent that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. In July of 2003 the Plaintiffs filed, with the express written consent of the Defendants, an Amended Complaint. The suit as amended seeks damages and injunctive relief (i) related to Visa's willful infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements expressed or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims.

     In August of 2003 the Defendants filed a motion to dismiss the second, third and fourth claims. Despite objections to such motion by the Plaintiffs, the Judge on February 11, 2004, granted Defendants' motion to dismiss the second and third causes of action, and denied the motion insofar as it sought to dismiss the fourth cause of action. Accordingly, Plaintiffs' fourth claim (misappropriation and/or theft of intellectual property and/or trade secrets) will continue to move forward.

     On February 23, 2004, Defendants filed an Answer to Plaintiffs' Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that they be found not to infringe the VIMachine Patent. Visa asked for other related relief based on these two allegations.

     See "Item 3. Legal Proceedings---Visa Litigation" for additional details.

     Issuance of Initial Patent; Exclusive License Agreement. On April 9, 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,370,514 (the "Voucher Patent") to starpay on its patent application titled "Method for Marketing and Redeeming Vouchers for use in Online Purchases." All claims submitted in this application were allowed.

     Effective March 28, 2003, starpay finalized a Patent License Agreement with Universal Certificate Group LLC ("UCG"), a private company based in New York City. UCG has developed a universal online gift certificate that is accepted as payment at hundreds of online stores through its subsidiary, GiveAnything.com, LLC. The Agreement, which will remain in effect for the term of the patent, grants to UCG the exclusive, worldwide license to use, improve, enhance or sublicense the Voucher Patent. Under the Agreement, starpay will receive a license fee payable annually for three years plus a royalty payable semi-annually during the patent term. starpay will also share in any license fees or royalties paid to UCG for any sublicenses. UCG has the exclusive right to institute any suit for infringement under the Agreement. starpay has the right to jointly participate in any suit, in which case any damages obtained will be shared according to the fees and expenses borne by each party. UCG has the option to terminate the Agreement at any time without liability.

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

     starpay believes that its intellectual property portfolio provides the technology and methods for enabling the most secure payment system and authentication protocols available for use on the Internet. If starpay is successful in its strategic litigation efforts, the e-Commerce Segment is expected to become a major contributor to the Company's future success. However, no assurance can be given that starpay will successfully capitalize on its Internet security methods and technologies.

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

     Dependence of the Segment on a Single Customer. The e-Commerce Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last three years.

                                         Percent of
                                        Consolidated
                                       Revenues from
           Fiscal Year                   Continuing
              Ended                      Operations
              -----                      ----------
             12/31/03                       4.2%
             12/31/02                        0%
             12/31/01                        0%

     The segment presently has only one customer, a licensee. However, the licensee has already generated one sublicense and is pursuing others. The Company believes that the loss of the segment's present customer would not have a material adverse effect on the segment since the segment would then be in a position to pursue licenses directly with other parties. The loss of the present customer would not have a material adverse effect on the Company.

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

     It is not possible to reliably estimate the amount or timing of the Company's future expenditures relating to environmental matters because of continually changing laws and regulations, and the nature of the Company's businesses. The Company cannot accurately predict the scope of environmental or worker safety legislation or regulations that will be enacted. The Company's cost to comply with newly enacted legislation or regulations affecting its business operations may require the Company to make material expenditures to comply with these laws. Since the Company is not currently involved in any projects, it does not include environmental exposures in its insurance coverage. Should the Company become involved with projects having environmental exposure, it believes it will have no difficulty in obtaining environmental coverage adequate to satisfy its probable environmental liabilities. As of this date, the Company is not aware of any environmental liability or claim that could reasonably be expected to have a material adverse effect upon its present financial condition.


                                  RISK FACTORS

Net Losses, Limited Liquidity and Capital Resources

     The Company has suffered net losses during each of the last six years. Because of losses incurred in the fourth quarter of 2001, the Company's net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the McElmo Dome settlement reduced the deficiency to ($2,507,000); such deficiency will increase to the extent of the Company's losses, unrelated to the settlement,, during the first quarter of 2004. This deficiency may reduce the Company's ability to borrow funds and impact its ability to achieve profitability in the future.

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

Failure to Achieve a Settlement or Win a Judgment in the Lawsuit Against Visa

     In connection with the lawsuit against Visa, the Company has agreed to bear one-half of the out-of-pocket expenses (excluding legal fees) borne by the law firm handling the case. At this point it is difficult to estimate the maximum exposure for such expenses, or the length of time before the matter might be resolved. However, if the Company's operating results do not improve going forward and the Company is unable to pay its share of the expenses, then it would be faced with reducing its potential recovery from any settlement or judgment.

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

                           OTHER CORPORATE ACTIVITIES

     Other Assets. During the last five years the Company has disposed of most of the assets related to its discontinued operations. However, Beard still has a few remaining assets and investments which it is in the process of liquidating as opportunities materialize. Such assets consist primarily of an iodine extraction plant and related equipment, brine collection wells, drilling rig components and related equipment, land and improvements, wastewater storage tanks, oil and gas leases and a real estate limited partnership in which the Company is a limited partner. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in Beard's ongoing business activities or redeployed into newly targeted opportunities.

     Office and Other Leases. Beard leases office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2004, at a current annual rental of $79,000. In addition, Beard's subsidiaries lease space at other locations as required to serve their respective needs.

     Employees. As of December 31, 2003, Beard employed 22 full time and seven part time employees in all of its operations, including five full time employees and two part time employees on the corporate staff.

(d) Financial information about foreign and domestic operations and export sales.

     See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2.   Properties.

     See Item 1(c) for a description of properties.

Item 3.   Legal Proceedings.

     Neither Beard nor any of its subsidiaries are engaged in any litigation or governmental proceedings which Beard believes will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, the Company was a plaintiff in a lawsuit where the Company's share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2003. This suit has now been settled. See "McElmo Dome Litigation" below.

     McElmo Dome Litigation. In October of 1996 the Company joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the"Defendants").

     Plaintiffs in the litigation were small share CO2 working interest owners, CO2 royalty owners and CO2 overriding royalty interest owners all of whom had contract interests in the value of the CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations" at pages 9-11). Plaintiffs' complaint alleged damages against the Defendants caused by Defendants' wrongful determination of the value of CO2 produced from the Field and the corresponding wrongful underpayment to Plaintiffs.

     A Settlement Agreement was signed among the attorneys for the Plaintiffs and the Defendants in September of 2001. In May of 2002, the Colorado District Court approved the settlement and ordered that a settlement fund of $50.4 million in cash (the "Settlement") be established to settle the litigation. Shortly thereafter 11 objecting class members (the "Objectors") filed appeals to the final approval of the Settlement. In December of 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 2002 decision of the Colorado District Court which approved the Settlement.

     In March of 2003, the Objectors filed a Petition for Certiorari asking the U.S. Supreme Court for review. In early June the U.S. Supreme Court denied the Petition; the Settlement became final in early July when the Objectors elected not to appeal. Funds were paid by the Defendants to the Settlement Administrator in mid-July and the Company received its $1,151,000 share of the first installment of the Settlement. The Company did not receive the second installment of $2,826,000 until March 26, 2004. Distribution of the proceeds significantly improved the Company's balance sheet and enabled it to pay off $2,634,000 of its then outstanding debt and associated accrued interest. (See "Recent Developments---McElmo Dome Litigation").

     The Company has expensed all of its share, totaling $450,000 from 1996 through year-end 2003, of the costs of the litigation. Accordingly, the Settlement proceeds flowing to Beard are expected to result in net income, except for alternative minimum taxes which are not expected to exceed 2% in total. Beard's share of any Settlement will not be subject to Federal or Colorado income tax due to the Company's NOL's. (See Note 11 to the Company's Financial Statements).

     ABT Beard Litigation. In September of 2002 a controversy arose between the Company and ABT concerning their legal rights and relationship. In November of 2002, following lengthy negotiations and discussions, the Company filed suit against ABT in the United States District Court for the Western District of Oklahoma, styled The Beard Company and ABT Beard, L.L.C. (the "LLC") v. American Bio-Tech, Inc. ("ABT"), Case No. CIV-02-1392, seeking, among other thing, the judicial dissolution of the LLC. In January of 2003, ABT filed its answer and asserted counterclaims against the Company and various affiliates. In November of 2003 the lawsuit was settled and resolved, and the LLC was subsequently dissolved. Terms of the settlement are subject to a confidentiality agreement. However, the Company can continue its composting business in China and elsewhere using technology other than that of ABT.

     Visa Litigation. In May of 2003 the Company's 71%-owned subsidiary, starpay.com, l.l.c., joined with VIMachine, Inc. in filing a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of a U.S. Patent (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. On July 25, 2003, the Plaintiffs filed, with the express written consent of the Defendants, an Amended Complaint. The suit as amended seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims.

     In August of 2003 the Defendants filed a motion to dismiss the second, third and fourth claims. Despite objections to such motion by the Plaintiffs, the Judge on February 11, 2004, granted Defendants' motion to dismiss the second and third causes of action, and denied the motion insofar as it sought to dismiss the fourth cause of action. Accordingly, Plaintiffs' fourth claim (misappropriation and/or theft of intellectual property and/or trade secrets) will continue to move forward.

     On February 23, 2004, Defendants filed an Answer to Plaintiffs' Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that they be found not to infringe the VIMachine Patent. Visa asked for other related relief based on these two allegations.

     During the first quarter of 2000 starpay's technology was relayed to Visa verbally in face-to-face conferences and telephone calls, as well as in correspondence by post and electronic mail. The suit alleges that, after receiving starpay's technology and ideas, Visa filed a series of provisional patent applications beginning in April of 2000 using information supplied by starpay. At the same time, Visa wrongfully incorporated starpay's technology in to its Visa Payer Authentication Service ("VPAS"). The suit also alleges that VPAS infringes the VIMachine Patent. From early 2000 until recently, starpay tried on several occasions to enter into meaningful negotiations with Visa to resolve their intellectual property concerns. Visa has continually denied their infringement of the VIMachine Patent and starpay's assertion that Visa has appropriated starpay's technology.

     In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. Plaintiffs allege in the suit that, based upon Visa's transaction volume of about $2 trillion per year, this could easily result in savings of $100 million or more per year. VPAS is the payment system which has been widely advertised as "Verified by Visa" with Emmitt Smith as a spokesperson.

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

                                                                                          Executive Officer
                                                                                           Or Significant
                                                                                             Employee of
                                                                                           Beard or Beard
             Name                           Principal Positions                               Oil Since           Age
             ----                           -------------------                               ---------           ---
W. M. Beard                              Chairman of the Board and
                                         Chief Executive Officer<F1><F2>                      June 1969            75
Herb Mee, Jr.                      President & Chief Financial Officer<F1><F2>              November 1973          75
Philip R. Jamison                 President - Beard Technologies, Inc.<F3><F4>              February 1997          65
Riza E. Murteza        President & CEO - Beard Environmental Engineering, L.L.C. and
                                Beard Sino-American Resources Co., Inc.<F3><F4>             November 1998          74
Marc A. Messner         President - Advanced Internet Technologies, L.L.C. and Sole                                42
                                      Manager - starpay.com, l.l.c.<F3><F4>                  April 1999
Jack A. Martine                   Controller and Chief Accounting Officer                   October 1996           54
Rebecca G. Witcher                       Secretary and Treasurer<F2>                         July 1997             44
-------------

<F1>
     Director of the Company.
<F2>
     Trustee of certain assets of the Company's 401(k) Trust.
<F3>
     Devotes all of his time to these subsidiaries.
<F4>
     Indicated entities are subsidiaries of the Registrant.

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

     Riza E. Murteza has served as President and Chief Executive Officer of Beard Sino-American Resources Co., Inc. since November 1998 and of Beard Environmental Engineering, L.L.C. since December 2002. He was appointed Senior Advisor to the United Nations Development Project for China, residing in China for one year (1996-1997) while assisting large Chinese enterprises' move to a market economy. Prior to that he served as General Manager and Project Manager for two large projects in Indonesia and a large project in the Soviet Union for periods totaling nine years.

     Marc A. Messner has served as President of Advanced Internet Technologies, L.L.C. and as sole manager of starpay. com, l.l.c. since May 2003. He served as President and Chief Executive Officer of starpay. com, l.l.c. (and its predecessor) from April 1999 to May 2003, and as Sole Manager of starpay since May 2003. He has also served as Vice President - Corporate Development of Beard since August 1998. Mr. Messner is the inventor of starpay's proprietary payment system technology. From 1993 to 1998 he served as President of Horizontal Drilling Technologies, Inc., a company he founded in 1993 which was acquired by Beard in 1996.

     Jack A. Martine was elected as Controller, Chief Accounting Officer and Tax Manager of Beard in October 1996. Mr. Martine had previously served as tax manager for Beard Oil from June 1989 until October 1993. Mr. Martine is a certified public accountant.

     Rebecca G. Witcher has served as Corporate Secretary of the Company and Beard Oil since October 1993, and has served as Treasurer of such companies since July 1997.

     All executive officers serve at the pleasure of the Board of Directors.

     There is no family relationship between any of the executive officers of the Company. All executive officers hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders or until their prior resignation or removal.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
     Matters.

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a)   Market information.

     The Company's common stock trades on the OTC Bulletin Board ("OTCBB") under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations <F1> for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

    2003<F1>                 High              Low
    --------                 ----              ---
Fourth quarter               $0.70            $0.25
Third quarter                 0.70             0.28
Second quarter                1.60             0.24
First quarter                 0.75             0.24

    2002<F1>                 High              Low
    --------                 ----              ---
Fourth quarter               $1.04            $0.15
Third quarter                 1.75             0.75
Second quarter                2.55             1.06
First quarter                 1.10             0.60
-------------

<F1>
      The reported quotations were obtained from the OTCBB Web Site. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quotations reflect the high best bid and low best bid for each quarter. There are several market makers who have been quoting a best bid of $0.01 per share for some time, and such bids are not considered to reflect a realistic bid for the shares.

(b) Holders.

     As of February 29, 2004, the Company had 422 record holders of common stock.

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

(d) Securities authorized for issuance under equity compensation plans.

Plan category                   Number of securities to              Weighted-average         Number of securities remaining
                                be issued upon exercise               exercise price of       available for future issuance
                                of outstanding options, warrants     outstanding options,     under equity compensation plans
                                and rights                           warrants and rights      (excluding securities reflected
                                                                                              in column (a))
                                              (a)                              (b)                           (c)
                                              ---                              ---                           ---
Equity compensation plans       1993 SO Plan     -  40,871<F1>             $3.16<F1>                       93,750
approved by security holders    DSC Plan         -  None<F2>               None<F2>                        None<F2>
                                2003 DSC Plan    -  None<F3>               None<F3>                        None<F3>

Equity compensation plans not   2003-2 DSC Plan  -  174,190<F4>            $0.52<F5>                       225,810
approved by security holders
Total                           All Plans        -  215,061                $1.02                           319,560
---------------

<F1>
     The 1993 Stock Option Plan, as amended, authorized the issuance of 206,250 shares of common stock. Stockholders approved the initial plan and all subsequent amendments.
<F2>
     The Deferred Stock Compensation Plan was terminated effective January 31, 2003, and 350,000 shares of common stock were issued. Stockholders approved the issuance of 200,000 shares under the Plan, but did not approve an amendment authorizing an additional 150,000 shares.
<F3>
     The 2003 Deferred Stock Compensation Plan was terminated effective September 30, 2003 and 150,000 shares (the total number authorized under the Plan) of common stock were issued.
<F4>
     The 2003-2 Deferred Stock Compensation Plan, as amended, which authorizes 400,000 shares to be issued, is proposed to be approved by the stockholders at the 2004 Annual Stockholders' Meeting.
<F5>
     As of March 15, 2004, a total of 174,190.393 Stock Units had been credited to the Participants Stock Unit Accounts based upon the Participants' deferral of $90,450 of Fees or Compensation.

Recent sales of unregistered securities.

     In 2003 the Company sold the following securities which were not registered under the Securities Act:

     (a) Securities sold. On February 21, 2003, the Company completed the sale of $600,000 of subordinated notes in a private placement to two parties. Purchasers of the notes received a total of 65,000 warrants in connection with the sale. On July 10, 2003, the Company completed the sale of $29,000 of subordinated notes in another private placement to two parties. No warrants were issued in connection with this sale. Sales were made only to accredited investors and the applicable conditions of Rule 506 were met.

     (b) Underwriters and other purchasers. On February 7, 2003, a $50,000 10% subordinated note was sold by the Company to an affiliate of the Company, and on February 21, 2003, a $550,000 5% subordinated note was sold by an investment banking firm. On June 30, 2003, a $25,000 10% subordinated note was sold by the Company, and on July 10, 2003, a $4,000 10% subordinated note was sold by an investment banking firm. All four notes were sold to accredited investors pursuant to the terms of the two private placements referred to above.

     (c) Consideration. The purchaser of the $550,000 note received a non-refundable loan fee of $27,500 and also received warrants to purchase a total of 60,000 shares of the Company's common stock. An investment banking firm received a 5% commission on the sale of this note. The purchaser of the $50,000 note received a warrant to purchase a total of 5,000 shares of the Company's common stock. No commission was paid on the sale of this note. The purchasers of the $25,000 and $4,000 notes received a non-refundable loan fee of $1,000 and $160, respectively. No commission was paid on the sale of the $25,000 note; the investment banking firm received a 5% commission on the sale of the $4,000 note.

     (d) Exemption from registration claimed. Exemption from registration is claimed under Rule 506 of the Commission for the offerings completed in February and July of 2003. Applicable provisions of Rule 502 were complied with.

     (e) Terms of conversion or exercise. All of the warrants are for a 5-year term and are exercisable at $0.50 per share.

Item 6.  Selected Financial Data.

     The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 36 of this report.

                                                   2003             2002             2001             2000           1999
                                                   ----             ----             ----             ----           ----
                                                                   (in thousands, except per share data)
Statement of operations data:
   Revenues from
     continuing operations                       $   593          $   469          $   602          $   717        $ 1,421

   Interest income                                     1              119              177              136            228

   Interest expense                                 (519)            (400)            (207)             (60)          (170)

   Loss from continuing operations                (1,490)          (4,391)          (1,453)          (1,392)        (1,571)

    Loss from discontinued operations               (121)            (223)            (868)<F1>      (1,637)        (1,828)<F2>

   Net loss                                       (1,611)          (4,614)          (2,321)          (3,029)        (3,399)

   Net loss attributable to
      common shareholders                         (1,611)          (4,614)          (2,321)          (3,029)        (3,399)

   Net loss per share - basic and diluted:
         Loss from continuing operations           (0.68)           (2.40)           (0.79)           (0.76)         (0.86)
         Loss from discontinued operations         (0.06)           (0.12)           (0.48)           (0.90)         (0.99)
         Net loss                                  (0.74)           (2.52)           (1.27)           (1.66)         (1.85)

Balance Sheet Data:
   Working capital                                  (854)            (303)             281             (159)           981

   Total assets                                      941            1,264            4,058            5,087          6,804

   Long-term debt (excluding
       current maturities)                         4,883            4,241            2,513            1,428             13

   Redeemable preferred stock                          -              889              889              889            889

    Total common shareholders' equity
    (deficiency)                                  (5,333)          (4,833)            (344)           1,883          4,666
--------------

<F1>
     In March 2001, the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon contamination. In May 2001, the fixed assets of the 50%-owned subsidiary involved in natural gas well testing operations were sold. In August 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. (See note 3 of notes to financial statements).
<F2>
     In December 1999, the Management Committee of North American Brine Resources ("NABR") adopted a formal plan to discontinue the business and dispose of its assets. Beard had a 40% ownership interest in NABR, which was accounted for under the equity method and represented Beard's entire brine extraction/iodine manufacturing segment operations. Beard's share of
     NABR's operating results have been reported as discontinued for all periods presented. (See note 3 of notes to financial statements).

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

Overview

     General. In 2003 the Company operated within the following operating segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the financing, construction and operation of fertilizer plants which utilize proprietary composting technology licensed from third parties. The e-Commerce Segment is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     The Company's continuing operations have reflected losses of $1,490,000, $4,391,000, $1,453,000, $1,392,000 and $1,571,000 in 2003, 2002, 2001, 2000 and
1999, respectively.

     Beginning in 1999 the Company started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of the Company's unprofitable segments. Such discontinued operations have reflected losses of $121,000, $223,000, $868,000, $1,637,000 and
$1,828,000 in 2003, 2002, 2001, 2000 and 1999, respectively. See "Discontinued
Operations" below.

     Now that the McElmo Dome litigation has been settled, the Company is focusing its primary attention on the Coal, China and e-Commerce Segments, which it believes have significant potential for growth and profitability.

     The Company has other assets and investments that it has been liquidating as opportunities have materialized.

     The results of operations for 2003, 2002 and 2001 were severely impacted by the termination of a major contract, which had guaranteed the Company a minimum operating profit of $100,000 per month, on January 31, 1999. Termination of this contract (see "Coal Reclamation Activities---The MCN Projects") came at a time when the Coal Segment had just established itself as the world's largest operator of coal reclamation facilities. The result was a sharp decline in the segment's revenues---from $8,585,000 in 1998 down to $59,000 in 2003---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $508,000 in 1999, $625,000 in 2000, $544,000 in 2001, $2,105,000 in 2002 and $516,000 in
2003. $1,516,000 and $6,000 of the 2002 and 2003 losses, respectively, resulted from impairments of long-lived assets within the segment.

     Operating profit of the CO2 Segment in 2003 increased $72,000, or 25%, from the prior year, as a result of both increased production and higher pricing. As a result of the dissolution of the relationship with its previous technology partner in China, losses of the China Segment increased to $724,000 in 2003 from $63,000 the prior year when results of the first 11 months were reported as a $357,000 loss in earnings of unconsolidated affiliates. The e-Commerce Segment reported its first revenues in 2003, and reduced its operating loss to $100,000 from $202,000 the previous year when results were burdened by a $45,000 impairment of intangible assets. The operating loss from corporate activities at the parent company level increased $183,000, or 19%, primarily as a result of higher insurance costs and professional fees, and costs associated with the debt offerings. The Company's total net loss decreased $3,003,000, or 65%, to $1,611,000 primarily reflecting (i) the receipt of $1,162,000 as the first installment of the McElmo Dome settlement and (ii) the fact that $2,433,000 of the 2002 loss resulted from impairment of long-lived assets, investments and other assets.

     Operating profit of the CO2 Segment in 2002 decreased $22,000 from the prior year, primarily as a result of higher production costs. As a result of the deterioration in relations between the Company and its previous partner in conducting operations in China, the Company reported the results of operations for the last month of 2002 as an operating segment and, for the first 11 months of 2002, through the affiliate which is included in equity in earnings of unconsolidated affiliates. The segment incurred an operating loss of $63,000 for the last month of 2002 and reported a loss in earnings of unconsolidated affiliates of $357,000. The e-Commerce Segment also had no revenues in 2002, but incurred $15,000 less SG&A expenses than in the prior year as it continued its pursuit of strategic alliances. The segment's operating loss increased $30,000 to $202,000 in 2002 as a result of a $45,000 impairment of intangible assets. The Company's total net loss increased $2,293,000 to $4,614,000 primarily as a result of the $2,392,000 increase in impairments during 2002.

     Operating profit of the CO2 Segment in 2001 decreased $43,000 from the prior year, primarily as a result of a slight decrease in prices for CO2 and higher operating costs. Beginning in 2001 the results of operations of the China Segment, which had no revenues in such year, were conducted through an unconsolidated affiliate. The segment incurred an operating loss of $312,000 in 2001 which is included in equity in earnings of unconsolidated affiliates. The e-Commerce Segment also had no revenues in 2001, but incurred $103,000 less SG&A expenses than in the prior year as it cut back its pursuit of strategic alliances pending the issuance of patents. The operating loss from corporate activities at the parent company level decreased $107,000 as the Company continued to cut costs. The Company's total net loss decreased $708,000 to $2,321,000, reflecting the $769,000 decrease in losses from discontinued operations.

     The recurring net losses and overall declines in financial condition and liquidity raise substantial doubts about the Company's ability to continue as a going concern, as expressed in the independent auditors' opinion on page 38.

Liquidity and capital resources

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows used in operations during 2003, 2002 and 2001 were $(732,000), $(1,789,000) and $(1,243,000), respectively, while capital additions from continuing operations were $55,000, $77,000 and $71,000, respectively, as indicated in the table below:

                               2003            2002           2001
                               ----            ----           ----
Coal                           $  7,000        $  7,000         $ 17,000
Carbon dioxide                   33,000          62,000           17,000
e-Commerce                            -               -                -
Other                            15,000           8,000           37,000
                         --------------- --------------- ----------------
               Total           $ 55,000        $ 77,000         $ 71,000
                         =============== =============== ================

     The Company's 2004 capital expenditure budget has tentatively been set at zero. This does not include the cost of any recovery plants that may be constructed by the Coal Segment or any fertilizer plants that may be constructed by the China Segment since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing.

     Liquidity. The Coal Segment produced a healthy profit in 1998, but has since operated unprofitably. Activity commenced in China in late 1998 and in the e-Commerce Segment in early 1999, but both are still essentially start-up operations. Sustaining the operating activities of the three unprofitable segments, plus the parent company's overhead, has resulted in a serious outflow of cash during the past three years. The Company has managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from its discontinued operations. Three private placements of notes and warrants totaling $1,829,000 were completed in May of 2002 and in February and July of 2003. In addition, the Company borrowed $200,000 from a related party in November 2003 and $103,000 from an unconsolidated subsidiary in December 2003. Such funds were needed to "bridge the gap" until the distribution of the McElmo Dome settlement had been completed.

     Several projects are in various stages of development in the Coal and China Segments which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. However, none of these have reached the stage where a definitive agreement has been finalized. Now that the settlement has been received it is essential that these move forward quickly. If that does not occur, the Company must drastically restructure its operations in order to survive.

     The Company's activities in 2001 were primarily funded by a bank line of credit, by loans from related parties, by repayments on notes receivable and by the sale of assets. The Company's activities in 2003 and 2002 were primarily funded by the proceeds from three private placements of notes and warrants, by loans from related parties or an affiliate and by the sale of assets. Future cash flows and availability of credit are subject to a number of variables, including demand for the Company's coal reclamation services and technology, continuing demand for CO2 gas, demand for the construction of facilities in China using our licensed proprietary technology and the e-Commerce Segment's success in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     During 2003 the Company reduced its working capital $(551,000) in 2003 from $(303,000) at year-end 2002. The Coal Segment used $7,000 to purchase equipment and $510,000 to fund operating losses. The China Segment required $724,000 to fund net advances for operations. The four discontinued segments absorbed $121,000, $223,000 and $868,000, respectively, in 2003, 2002 and 2001 to fund their operations while the Company sought buyers for the remaining assets. Another $100,000 was used to fund the startup activities of the e-Commerce Segment. Other corporate activities utilized approximately $735,000 of working capital. The bulk of these expenditures were funded by a $921,000 increase in debt, $234,000 from the sale of assets and $491,000 from the sale of carbon dioxide.

     As a result, at December 31, 2003, the Company was in a negative working capital position with working capital of $(854,000), and a current ratio of 0.32 to 1.

     The Company incurred losses from continuing operations totaling $7,334,000 during the past three years. Losses from discontinued operations totaled $1,212,000 during such period. The problems from these segments are now behind us and management expects to dispose of the few assets remaining from such operations in 2004.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment is currently pursuing six different projects which collectively involve the recovery of six ponds and the operation of three fine coal preparation circuits. Two of the projects are nearing the final negotiation stage, two are in the evaluation stage, and one project is expected to be put out for the final stage of bidding this year. We have submitted a proposal on the sixth project which has been temporarily delayed.

     The timing of the first two projects is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. If the evaluations of the next two projects turn out as expected, they are also considered to have a high probability of activity, subject to obtaining the necessary financing. The last two projects are lower probability although their economics are good. However, no definitive contracts have as yet been signed on any of the projects, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     After more than three years of development activity by the China Segment we had a "falling out" with our technology partner and filed suit to terminate our business relationship. (See "Item 1. OPERATIONS IN CHINA---Termination of Business Relationship with ABT" and "Item 3. Legal Proceedings---ABT Beard Litigation"). The suit has now been settled and resolved and the Company is free to continue its composting business in China. The segment has obtained exclusive license agreements for two other composting technologies in China (see "Item 1. OPERATIONS IN CHINA---REUSE License Agreement") and is now pursuing new projects.

     Receipt of the settlement from the McElmo Dome litigation has significantly improved the Company's balance sheet, income statements and debt ratios. The Company received $1,162,000 of the settlement on July 31, 2003, and $2,826,000 on March 26, 2004. Upon receipt of the second installment, the Company was able to eliminate $2,634,000 of its total indebtedness. (See "Item 1. Recent Developments---McElmo Dome Litigation" and "Item 3. Legal Proceedings---McElmo Dome Litigation").

     In 2000 the Company supplemented its $300,000 credit line with a commercial bank by arranging for borrowings of up to $1,500,000 from affiliates of a related party. This long-term line of credit was increased to $2,250,000 in September of 2001, to $2,500,000 in January of 2002, to $2,625,000 in February of 2002 and to $3,000,000 in October of 2002 to provide additional working capital. This line was supplemented by a $150,000 short-term line of credit from the same party in November of 2002, which was increased to $300,000 in June of 2003 and to $375,000 in November of 2003. These credit lines were supplemented by (i) three private placements of notes and warrants totaling $1,829,000 which were completed in May of 2002 and in February and July of 2003 and (ii) loans totaling $303,000 from a related party and an unconsolidated subsidiary in November and December of 2003. Such funds were needed to provide additional working capital, improve liquidity and to "bridge the gap" until the distribution of the McElmo Dome settlement had been completed. In addition, the Company has been disposing of the remaining assets from its discontinued segments as opportunities have become available and is continuing to pursue the sale of the few remaining assets.

     Selected liquidity highlights for the Company for the past three years are summarized below:

                                                              2003               2002                2001
                                                              ----               ----                ----
Cash and cash equivalents                                 $  216,000          $  79,000          $  55,000
Accounts and other receivables, net                           89,000            133,000            157,000
Asset sales                                                  234,000            334,000            264,000
Assets of discontinued operations held for resale             55,000            324,000            764,000
Liabilities of discontinued operations held for resale        92,000            125,000            321,000
Trade accounts payable                                       133,000            138,000            120,000
Current maturities of long-term and short-term debt          698,000            419,000            307,000
Long-term debt                                             4,883,000          4,241,000          2,513,000
Working capital                                             (854,000)          (303,000)           281,000
Current ratio                                              0.32 to 1          0.65 to 1          1.32 to 1
Net cash used in operations                                 (732,000)        (1,789,000)        (1,243,000)

     In 2003, the Company had positive cash flow of $137,000. Operations of the Coal, China, and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,272,000. (See "Results of operations---Other corporate activities" below).

     The Company's investing activities provided cash of $372,000 in 2003. Proceeds from the sale of assets provided cash of $234,000. Net distributions from the Company's investment in Cibola provided cash of $236,000. Acquisitions of property, plant and equipment and intangible assets used $62,000 of the cash outflow.

     The Company's financing activities provided cash flows of $497,000 in 2003. The Company received $1,627,000 from its borrowings and utilized $1,130,000 for payments on lines of credit and term notes.

     At year-end 2003 the Company had paid off the parent company's $300,000 bank line of credit which matured on August 15, 2003. Negotiations for a renewal of this line have been on hold pending receipt of the second installment of the McElmo Dome settlement, and are expected to resume in April of 2004. At December 31, 2003 the Company had also utilized all of a $3,000,000 line of credit from a related party which bears interest at 10% until maturity at January 3, 2005, and had utilized $349,000 of a short-term $375,000 line of credit from the same party which bears interest at 10% until maturity at April 30, 2004.

     Effect of Recent Developments on Liquidity. The Company's debt-to-equity ratio, which stood at 0.77 to 1 at year-end 2000, had deteriorated to 2.20(A) to 1 at year-end 2001, to 11.07(A) year-end 2002 and to 9.59(A) to 1 at year-end 2003. Consolidated debt, which totaled $1,458,000 at year-end 2000, increased to $2,820,000 at year-end 2001, to $4,660,000 at year-end 2002, and to $5,581,000 at year-end 2003. Although the Company's balance sheet has significantly improved as a result of the receipt of the settlement and the subsequent pay down of debt, it is essential that some of the projects under development in the Coal and China Segments achieve positive cash flow quickly. If this does not occur, the Company must drastically restructure its operations in order to survive.

---------------

     (A) Computed by using the market value of the Company's common equity in the denominator of the equation. Using the negative equity for the respective periods would result in ending up with meaningless numbers.

     Material Trends and Uncertainties. The Company has generated losses for six consecutive years. The $1,611,000 loss in 2003 was the smallest such loss; however, it benefited from the $1,151,000 first installment of the McElmo Dome settlement. While awaiting the receipt of the second installment of the settlement, the Company substantially exhausted its borrowing capabilities. Even after giving effect to the balance sheet improvement resulting from the receipt of the second installment, future borrowings will likely be dependent upon the Company's ability to generate positive cash flows from operations going forward. Although $1,123,000 of the Company's debt, including accrued interest, to a related party was paid down, it is unlikely that additional borrowings will be made available to the Company from this source until the Coal and/or China Segments have demonstrated the ability to generate positive cash flow. The Company has retained investment banking firms to pursue project financing for its Coal and China projects, but there is no assurance we will be successful in such efforts. As discussed above, it is critical that the Company achieve positive cash flow on at least one, and preferably two, Coal or China projects in short order.

     The Company's 2003, 2002 and 2001 financial results were burdened by impairments totaling $82,000, $2,433,000 and $41,000, and by losses from discontinued operations totaling $121,000, $223,000 and $868,000, respectively. At year-end 2003 the Company's total assets, net of current assets of $394,000, had been written down to a total of only $547,000. $329,000 of this amount consisted of the Company's McElmo Dome properties, so we believe it is highly unlikely that there will be any significant impairments going forward. Nor do we anticipate having any additional losses from the operations of the discontinued segments going forward. On the other hand, 2003 financial results have benefited, and 2004 results will benefit, from the McElmo Dome settlement in the gross amount of $1,162,000 and $2,826,000, respectively. The settlement is a non-recurring item, so we will not have this benefit in the future except to the extent that McElmo Dome operating results may benefit from improved pricing as a result of the settlement.

     One uncertainty facing the Company is the amount of litigation expense the e-Commerce Segment will incur in 2004 and 2005 related to the litigation against Visa. It is difficult to estimate how much the segment's one-half of the out-of-pocket expenses (excluding legal fees) associated with such litigation may total. However, the Company believes that the improved results from the segment's licensing activities, coupled with the anticipated improved results from the CO2 Segment, will take care of such expenses.

Results of operations

     General. The Company discontinued four of its segments, all of which were unprofitable, during the period from 1998 to 2001. Management has since been focusing its attention on making the remaining operations profitable. Subject to obtaining the necessary financing, we believe we are now getting close to bringing one or more of the projects in both the Coal and China Segments to reality. If not, as mentioned above, we will need to drastically restructure the operations of one or both segments.

     Operating profit (loss) for the last three years for the Company's remaining segments is set forth below:

                                                         2003                 2002                2001
                                                         ----                 ----                ----
Operating profit (loss):
     Coal                                            $  (516,000)        $ (2,105,000)        $   (544,000)
     Carbon dioxide                                      363,000              291,000              313,000
     China                                              (724,000)             (63,000)                   -
     e-Commerce                                         (100,000)            (202,000)            (172,000)
                                                ------------------ -------------------- --------------------
                                 Subtotal               (977,000)          (2,079,000)            (403,000)
    Other - principally corporate                     (1,161,000)            (978,000)            (969,000)
                                                ------------------ -------------------- --------------------
                                 Total               $(2,138,000)        $ (3,057,000)        $ (1,372,000)
                                                ================== ==================== ====================

      Following is a discussion of results of operations for the three-year period ended December 31, 2003.

     Coal reclamation. As a result of the recent change of direction, the Company has focused much of its attention on coal reclamation. The following table depicts segment operating results for the last three years:

                                                  2003             2002              2001
                                                  ----             ----              ----
            Revenues                          $     59,000    $     12,000       $    137,000
            Operating costs                       (441,000)       (458,000)          (524,000)
            SG&A                                  (129,000)       (123,000)          (142,000)
            Other expenses                          (5,000)     (1,536,000)           (15,000)
                                             --------------- ------------------ ----------------
            Operating profit (loss)           $   (516,000)   $ (2,105,000)      $   (544,000)
                                             =============== ================== ================

     The 2003 and 2002 operating losses included $6,000 and $1,516,000, respectively, of impairments of long-lived assets. Despite the segment's diligent efforts no new projects were undertaken during the three year period. However, the industry climate appears to have improved dramatically in recent months due to the increase in natural gas prices, and the outlook for the segment has correspondingly improved, with six projects currently under development, including two new projects since the beginning of 2004.

     Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. The following table depicts operating results for the last three years:

                                                  2003          2002          2001
                                                  ----          ----          ----
            Revenues                            $ 508,000     $ 445,000     $ 442,000
            Operating expenses                  (106,000)     (117,000)      (96,000)
            DD&A                                 (39,000)      (37,000)      (33,000)
                                             ------------- ------------- -------------
            Operating profit                    $ 363,000     $ 291,000     $ 313,000
                                             ============= ============= =============

     The following table shows the trend in production volume, sales prices and lifting cost for the three years:

                                      2003          2002          2001
                                      ----          ----          ----
Net production (Mcf)              1,529,000     1,514,000      1,327,000
Average sales price per Mcf         $0.33         $0.29          $0.33
Average lifting cost per Mcf        $0.06         $0.07          $0.06

     As evidenced by the above, revenues, production and sales prices are all trending up, while lifting costs per Mcf are trending down. As a result of the additional development drilling in the field in 2003, the increase in oil prices which has increased the demand for CO2, and the anticipated improvement in CO2 pricing as a result of the McElmo Dome settlement, we look for continuing improvement in the outlook for the CO2 Segment in 2004.

     China. For the last three years the China Segment has focused all of its attention on the financing and construction of fertilizer plants utilizing composting technology licensed from third parties. During 2001 and the first 11 months of 2002, the operations of this segment were conducted through an unconsolidated affiliate. The segment had no revenues in 2003, 2002 or 2001, and recorded $723,000 and $58,000 of SG&A expenses, respectively, in 2003 and 2002 while pursuing its various marketing efforts. For the year 2003, the Company recorded an operating loss of $724,000 attributable to its operations in China. In 2002, the Company recorded an operating loss of $63,000 attributable to its operations in China, along with losses of $357,000 in equity in operations of unconsolidated affiliates for the first 11 months of 2002. For the year 2001, the segment incurred a loss of $312,000 which is included in equity in operations of unconsolidated affiliates discussed below.

     e-Commerce. In early 1999, the Company began developing its proprietary concept for an Internet payment system through starpay.com, inc., now starpay.com, l.l.c. ("starpay"). starpay recorded its initial revenues of $25,000 in 2003 versus none in 2002 and 2001, and recorded $119,000, $151,000 and $167,000 of SG&A expenses, respectively, in 2003, 2002 and 2001. 2003 results benefited from the improvement in revenues, cost cutting efforts and no impairment provisions. The segment recorded $45,000 of impairment of intangibles in 2002, which increased its operating loss for such year to $202,000. In 2001 starpay shifted its focus from the development of its technology to concentrate on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $1,161,000 in 2003, $978,000 in 2002 and $969,000 in 2001. The increased operating loss in 2003 compared to 2002 was due to a $76,000 impairment of leases, higher professional fees associated with the search for project financing and increased amortization of capitalized costs associated with the Company's subordinated debt.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased to $923,000 in 2003 from $884,000 in 2002 after decreasing from $943,000 in 2001. The $39,000 increase for the year 2003 compared to 2002 was largely attributable to an increase in professional fees incurred in the search for project financing. The $59,000 decrease for the year 2002 compared to 2001 was attributable primarily to reductions in professional fees associated with the McElmo Dome litigation.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased to $169,000 in 2003 from $144,000 in 2002 and $90,000 in 2001 due primarily to increases in intangible assets associated with the issuance of the 10% subordinated debt.

     Impairment of long-lived assets. In 2003 and 2002 the Company recognized $82,000 and $1,561,000, respectively, of impairment of long-lived assets as required by FASB No. 144. Assets in the Coal Segment were impaired $6,000 in 2003 while the remainder of the 2003 impairments related to assets unrelated to the operating segments. Impairments related to assets in the Coal and e-Commerce Segments totaled $1,516,000 and $45,000, respectively in 2002. No such impairments were required in 2001.

     Interest income. Interest income decreased to $1,000 in 2003 from $119,000 in 2002 and $177,000 in 2001. At the end of 2002, the decision was made to stop charging interest on a loan by the Company to its affiliate operating in China shortly after the Company had initiated litigation to dissolve the affiliate. This decision was the primary reason for the drop in interest income for 2003 compared to 2002. The decrease for the year 2002 compared to 2001 was primarily the result of the decision made at year-end 2001 to cease charging interest on a loan to the affiliate involved in operations in Mexico when it became apparent the entity could no longer repay the note. The 2001 interest income was largely derived from these loans to its partners in Mexico and China.

     Interest expense. Interest expense increased to $519,000 in 2003 from $400,000 in 2002 and $207,000 in 2001 reflecting the increased level of debt in each year as the Company borrowed to meet operating needs and to fund the China ventures.

     Equity in earnings of unconsolidated affiliates. The Company's equity in earnings of unconsolidated affiliates reflected earnings of $236,000 for 2003 compared to losses of $238,000 and $167,000 for 2002 and 2001, respectively. The Company's equity in the operating losses of its affiliate in China reflected a loss of $312,000 for 2001, the first year of conducting the operations in China in this format, and losses of $357,000 and none for 2002 and 2003, respectively. The losses for 2001 and 2002 represent 50% of the losses recorded by the affiliate in China. The litigation seeking to dissolve the affiliate, in which the Company had been involved in with its former partner, was settled in 2003 and the entity was dissolved in December.

      Offsetting the Company's share of the losses of the affliate in China was the Company's share of the earnings of Cibola Corporation ("Cibola"). Although the Company owns 80% of the common stock of Cibola, it does not have operating or financial control of this gas marketing subsidiary. Cibola, formed in 1996, contributed $238,000, $123,000, and $142,000 of pre-tax net income to the Company for fiscal years 2003, 2002 and 2001, respectively, pursuant to a tax sharing agreement. Such income was down in 2001 and 2002 due to capital losses incurred on Cibola's investments.

     Gain on sale of assets. Gains on the sale of assets totaled $1,000 in 2003, $27,000 in 2002 and $81,000 in 2001. Such gains reflected proceeds from the sale of certain assets that are in the process of being liquidated.

     Impairment of investments and other assets. In 2003, 2002 and 2001 the Company recognized $-0-, $872,000 and $41,000, respectively, for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets. The large increase in 2002 was due primarily to the $759,000 impairment of its net investment in its then 50%-owned subsidiary in China.

     Income taxes. The Company has approximately $58.2 million of net operating loss carryforwards and depletion carryforwards to reduce future income taxes. Based on the Company's historical results of operations, it is not likely that the Company will be able to realize the benefit of its net operating loss carryforwards before they begin to expire in 2004. At December 31, 2003 and 2002, the Company has not reflected as a deferred tax asset any future benefit it may realize as a result of its tax credits and loss carryforwards. Future regular taxable income of the Company for the next six years will be effectively sheltered from tax as a result of the Company's substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes (refunds) of $-0-, ($31,000) and ($73,000) for 2003, 2002 and 2001, respectively. It is anticipated that the Company will continue to incur minor alternative minimum tax in the future, despite the Company's carryforwards and credits.

     Discontinued operations. As mentioned in the Overview above, the Company's financial results from the discontinuance of four of its segments have been burdened by losses of $121,000, $223,000, $868,000, $1,637,000 and $1,828,000,
respectively. As of December 31, 2003, assets of discontinued operations held for resale totaled $55,000 and liabilities of discontinued operations held for resale totaled $92,000. The Company believes that all of the assets of the discontinued segments have been written down to their realizable value. See Note 4 to the financial statements.

     Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under "Liquidity and Capital Resources---Effect of Recent Developments on Liquidity" and "Material Trends and Uncertainties" contained in this Item 7.

Impact of Recently Adopted Accounting Standards

     In September 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This Statement applies to the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. The Statement requires that asset retirement obligations be recognized at fair value when the obligation is incurred. The Company adopted the provisions of this Statement effective January 1, 2003 with no impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, with the recorded liability subsequently adjusted for changes in estimated cash flows. SFAS No. 146 will impact the timing of when costs associated with any future exit or disposal activity are recognized in the financial statements. The Company adopted the provisions of this Statement effective January 1, 2003 with no impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this Statement effective January 1, 2003 with no impact on its financial position or results of operations.

     Effective January 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this Interpretation had no effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted this Interpretation on January 31, 2003 with no impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on July 1, 2003 with no impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003 with no impact on its financial position or results of operations.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, valuation of long-lived assets, legal liability, depreciation, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Revenue Recognition

     The Company recognizes revenue when it is realized or receivable and earned. Revenue from the CO2 Segment is recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. License fees from the e-commerce segment are recognized over the term of the agreement.

Off-Balance Sheet Arrangements

     The Company does not have any material off-balance sheet arrangements.

Contractual Obligations

The table below sets forth the Company's contractual cash obligations as of December 31, 2003:

                                                                 Payments Due by Period
                                                                 ----------------------
                                                                                                                     2009 and
Contractual Obligations            Total                2004              2005-2006            2007-2008              Beyond
-----------------------            -----                ----              ---------            ---------              ------
Long-term debt obligations        $5,581,000          $  698,000         $4,883,000           $        -             $       -
Capital lease obligations         $        -          $        -         $        -           $        -             $       -
Operating lease obligations       $  196,000          $  138,000         $   58,000           $        -             $       -
Purchase obligations              $        -          $        -         $        -           $        -             $       -
Other long-term liabilities       $  160,000          $  120,000         $   40,000           $        -             $       -
                                  ----------          ----------         ----------           ----------             ---------
Total                             $5,937,000          $  956,000         $4,981,000           $        -             $       -
                                  ==========          ==========         ==========           ==========             =========

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 2003, the Company had no notes receivable and total debt of $5,581,000. All of the debt had fixed interest rates and, to such extent, the Company's interest expense and operating results would not be affected by an increase in market interest rates.

     The Company has no other market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data


                       The Beard Company and Subsidiaries
                          Index to Financial Statements
                    Forming a Part of Form 10-K Annual Report
                    to the Securities and Exchange Commission

                                                                   Page Number

Independent Auditors' Report...........................................37

Financial Statements:

   Balance Sheets, December 31, 2003 and 2002..........................38

   Statements of Operations,
     Years ended December 31, 2003, 2002 and 2001......................39

   Statements of Shareholders' Equity (Deficiency),
     Years ended December 31, 2003, 2002 and 2001......................40

   Statements of Cash Flows,
     Years ended December 31, 2003, 2002 and 2001......................41

   Notes to Financial Statements,
     December 31, 2003, 2002 and 2001..................................43

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Beard Company:


We have audited the accompanying consolidated balance sheets of The Beard Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

                                             Cole & Reed, P.C.


Oklahoma City, Oklahoma
March 26, 2004

                                     THE BEARD COMPANY AND SUBSIDIARIES
                                               Balance Sheets
                                                                   December 31,          December 31,
                                   Assets                              2003                  2002
                                   ------                       --------------------  --------------------
Current assets:
     Cash and cash equivalents                                        $     216,000         $      79,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2003 and $80,000 in 2002                   89,000               133,000
     Prepaid expenses and other assets                                       34,000                20,000
     Assets of discontinued operations held for resale                       55,000               324,000
                                                                --------------------  --------------------
             Total current assets                                           394,000               556,000
                                                                --------------------  --------------------

Notes receivable (note 6)                                                         -                30,000

Investments and other assets (note 5)                                        81,000                86,000

Property, plant and equipment, at cost (note 7)                           1,843,000             1,794,000
     Less accumulated depreciation, depletion and amortization            1,392,000             1,259,000
                                                                --------------------  --------------------
             Net property, plant and equipment                              451,000               535,000
                                                                --------------------  --------------------

Intangible assets, at cost (note 8)                                         183,000               114,000
     Less accumulated amortization                                          168,000                57,000
                                                                --------------------  --------------------
             Net intangible assets                                           15,000                57,000
                                                                --------------------  --------------------

                                                                      $     941,000        $    1,264,000
                                                                ====================  ====================


             Liabilities and Shareholders' Equity (Deficiency)
             -------------------------------------------------

Current liabilities:
     Trade accounts payable                                           $     133,000         $     138,000
     Accrued expenses (note 3)                                              325,000               177,000
     Short-term debt                                                         32,000               411,000
     Short-term debt - related entities                                     661,000                     -
     Current maturities of long-term debt (note 9)                            5,000                 8,000
     Liabililities of discontinued operations held for resale                92,000               125,000
                                                                --------------------  --------------------
             Total current liabilities                                    1,248,000               859,000
                                                                --------------------  --------------------

Long-term debt less current maturities (note 9)                           1,215,000               853,000

Long-term debt - related entities (note 9)                                3,668,000             3,388,000

Other long-term liabilities                                                 143,000               108,000

Redeemable preferred stock of $100 stated value;
     5,000,0000 shares authorized; 27,838 shares issued
     and outstanding in 2002 (note 4)                                             -               889,000

Common shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding in 2003                                             889,000                     -
     Common stock of $.001333 par value per share; 7,500,000
        shares authorized; 2,328,845 and 2,123,898 shares issued
        and outstanding in 2003 and 2002, respectively                        3,000                 3,000
     Capital in excess of par value                                      37,941,000            38,207,000
     Accumulated deficit                                                (44,151,000)          (41,182,000)
     Accumulated other comprehensive loss                                   (15,000)              (15,000)
     Treasury stock, none in 2003; 295,053 shares, at cost, in 2002               -            (1,846,000)
                                                                --------------------  --------------------
             Total common shareholders' equity (deficiency)              (5,333,000)           (4,833,000)
                                                                --------------------  --------------------

Commitments and contingencies (notes 4, 10, and 14)
                                                                      $     941,000        $    1,264,000
                                                                ====================  ====================

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                                                  Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2003              2002              2001
                                                                   ----------------  ----------------  ----------------
Revenues:
     Coal reclamation                                              $        59,000   $        12,000   $       137,000
     Carbon dioxide                                                        508,000           445,000           442,000
     China                                                                       -                 -                 -
     e-Commerce                                                             25,000                 -                 -
     Other                                                                   1,000            12,000            23,000
                                                                   ----------------  ----------------  ----------------
                                                                           593,000           469,000           602,000
                                                                   ----------------  ----------------  ----------------

Expenses:
     Coal reclamation                                                      570,000           581,000           646,000
     Carbon dioxide                                                        106,000           117,000            96,000
     China                                                                 724,000            46,000                 -
     e-Commerce                                                            119,000           151,000           167,000
     Selling, general and administrative                                   923,000           884,000           943,000
     Depreciation, depletion and amortization                              169,000           144,000            90,000
     Impairment of long-lived assets (notes 1, 7, 8 and 16)                 82,000         1,561,000                 -
     Other                                                                  38,000            42,000            32,000
                                                                   ----------------  ----------------  ----------------
                                                                         2,731,000         3,526,000         1,974,000
                                                                   ----------------  ----------------  ----------------

Operating profit (loss):
     Coal reclamation                                                     (516,000)       (2,105,000)         (544,000)
     Carbon dioxide                                                        363,000           291,000           313,000
     China                                                                (724,000)          (63,000)                -
     e-Commerce                                                           (100,000)         (202,000)         (172,000)
     Other, principally corporate                                       (1,161,000)         (978,000)         (969,000)
                                                                   ----------------  ----------------  ----------------
                                                                        (2,138,000)       (3,057,000)       (1,372,000)

Other income (expense):
     Interest income                                                         1,000           119,000           177,000
     Interest expense                                                     (519,000)         (400,000)         (207,000)
     Equity in net earnings (loss) of unconsolidated affiliates            236,000          (238,000)         (167,000)
     Gain on settlement                                                  1,151,000                 -                 -
     Gain on sale of assets                                                  1,000            27,000            81,000
     Impairment of investments and other assets (notes 1, 7, 8 and 16)           -          (872,000)          (41,000)
     Other                                                                (222,000)           (1,000)            3,000
                                                                   ----------------  ----------------  ----------------
Loss from continuing operations before income taxes                     (1,490,000)       (4,422,000)       (1,526,000)

Income tax (expense) benefit  (note 11)                                          -            31,000            73,000
                                                                   ----------------  ----------------  ----------------

Loss from continuing operations                                         (1,490,000)       (4,391,000)       (1,453,000)

Discontinued operations (note 3):
     Loss from discontinued brine extraction/iodine manufacturing activities     -           (88,000)         (111,000)
     Loss from discontinued other environmental remediation activities           -                 -           (17,000)
     Loss from discontinued interstate travel facilities activities         (9,000)          (85,000)         (121,000)
     Loss from discontinued natural gas well servicing activities         (112,000)          (50,000)         (619,000)
                                                                   ----------------  ----------------  ----------------
     Loss from discontinued operations                                    (121,000)         (223,000)         (868,000)
                                                                   ----------------  ----------------  ----------------

Net loss                                                           $    (1,611,000)  $    (4,614,000)  $    (2,321,000)
                                                                   ================  ================  ================

Net loss attributable to common shareholders (note 4)              $    (1,611,000)  $    (4,614,000)  $    (2,321,000)
                                                                   ================  ================  ================

Net loss per average common share outstanding:
   Basic and diluted (notes 1 and 12):
     Loss from continuing operations                               $         (0.68)  $         (2.40)  $         (0.79)
     Loss from discontinued operations                                       (0.06)            (0.12)            (0.48)
                                                                   ----------------  ----------------  ----------------
     Net loss                                                      $         (0.74)  $         (2.52)  $         (1.27)
                                                                   ================  ================  ================

Weighted average common shares outstanding - basic and diluted           2,188,000         1,829,000         1,829,000
                                                                   ================  ================  ================

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                           Total
                                                                                             Accumulated                  Common
                                                                    Capital in                  Other                  Shareholders'
                                              Preferred   Common     Excess of  Accumulated Comprehensive  Treasury       Equity
                                                Stock     Stock      Par Value    Deficit       Income      Stock      (Deficiency)
                                              --------- --------  ------------ ------------- ------------ ----------- --------------
Balance, December 31, 2000                    $       - $ 3,000   $37,986,000  $(34,247,000) $( 13,000)  $(1,846,000) $  1,883,000

       Net loss                                       -       -             -    (2,321,000)         -             -    (2,321,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                   -       -             -             -     (1,000)            -        (1,000)

                                                                                                                      --------------
    Comprehensive loss                                -       -             -             -          -             -    (2,322,000)
                                                                                                                      --------------

      Reservation of shares pursuant to deferred
         compensation plan (note 12)                  -       -        95,000             -          -             -        95,000

                                              --------- --------  ------------ ------------- ---------- ------------ ---------------

Balance, December 31, 2001                            -   3,000    38,081,000   (36,568,000)   (14,000)  (1,846,000)      (344,000)

       Net loss                                       -       -             -    (4,614,000)         -            -     (4,614,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                   -       -             -             -     (1,000)           -         (1,000)

                                                                                                                      --------------
    Comprehensive loss                                -       -             -             -          -            -     (4,615,000)
                                                                                                                      --------------

    Issuance of stock warrants                        -       -        11,000             -          -            -         11,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)                  -       -       115,000             -          -            -        115,000

                                              --------- --------  ------------ ------------- ---------- ------------  --------------

Balance, December 31, 2002                            -   3,000    38,207,000   (41,182,000)   (15,000)  (1,846,000)    (4,833,000)

       Net loss                                       -       -             -    (1,611,000)         -            -     (1,611,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                   -       -             -             -          -            -              -

                                                                                                                      --------------
    Comprehensive loss                                -       -             -             -          -            -     (1,611,000)
                                                                                                                      --------------

    Expiration of mandatory redemption
       option for preferred stock               889,000       -             -             -          -            -        889,000

    Issuance of stock warrants                        -       -        24,000             -          -            -         24,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)                  -       -       198,000             -          -            -        198,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan          -       -      (488,000)   (1,358,000)         -    1,846,000              -

                                              --------- --------  ------------ ------------- ---------- ------------  --------------

Balance, December 31, 2003                    $ 889,000 $ 3,000   $37,941,000  $(44,151,000) $ (15,000) $         -   $ (5,333,000)
                                              ========= ========  ============ ============= ========== ============  ==============

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows
                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2003              2002              2001
                                                                ----------------  ---------------   ---------------
Operating activities:
     Cash received from customers                                    $  593,000       $  499,000        $  768,000
     Gain on settlement                                               1,162,000                -                 -
     Cash paid to suppliers and employees                            (2,247,000)      (1,595,000)       (1,766,000)
     Interest received                                                    1,000           21,000           142,000
     Interest paid                                                     (160,000)        (430,000)         (106,000)
     Taxes paid                                                               -                -            73,000
     Operating cash flows of discontinued operations                    (81,000)        (284,000)         (354,000)
                                                                ----------------  ---------------   ---------------
          Net cash used in operating activities                        (732,000)      (1,789,000)       (1,243,000)
                                                                ----------------  ---------------   ---------------

Investing activities:
     Acquisition of property, plant and equipment                       (59,000)         (68,000)          (83,000)
     Acquisition of intangibles                                          (3,000)          (2,000)          (12,000)
     Proceeds from sale of assets                                         1,000           49,000            82,000
     Proceeds from sale of assets of discontinued operations            233,000          285,000           182,000
     Advances for notes receivable                                            -                -          (378,000)
     Payments on notes receivable                                             -          188,000           876,000
     Investment in and advances to fifty percent-owned
       and wholly-owned subsidiary in Mexico                                  -          (21,000)          (80,000)
     Investment in and advances to fifty percent-owned
       subsidiary in China                                                    -         (585,000)         (751,000)
     Other investments                                                  200,000          199,000           133,000
                                                                ----------------  ---------------   ---------------
          Net cash provided by (used in) investing activities           372,000           45,000           (31,000)
                                                                ----------------  ---------------   ---------------

Financing activities:
     Proceeds from line of credit and term notes                        879,000        1,166,000           480,000
     Proceeds from related party debt                                   814,000        1,178,000         1,327,000
     Payments on line of credit and term notes                         (828,000)        (373,000)         (489,000)
     Payments on related party debt                                    (302,000)        (101,000)          (20,000)
     Capitalized costs associated with issuance of
       subordinated debt                                                (66,000)        (102,000)                -
                                                                ----------------  ---------------   ---------------
          Net cash provided by financing activities                     497,000        1,768,000         1,298,000
                                                                ----------------  ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                    137,000           24,000            24,000

Cash and cash equivalents at beginning of year                           79,000           55,000            31,000
                                                                ----------------  ---------------   ---------------

Cash and cash equivalents at end of year                             $  216,000       $   79,000        $   55,000
                                                                ================  ===============   ===============

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows

Reconciliation of Net Loss to Net Cash Used In Operating Activities:
                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2003              2002              2001
                                                                ----------------  ---------------   ---------------
Net loss                                                            $(1,611,000)     $(4,614,000)      $(2,321,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation, depletion and amortization                           169,000          144,000            90,000
     Depreciation, depletion and amortization
       discontinued operations                                                -            2,000            46,000
     (Gain) loss on sale of assets                                       (1,000)         (27,000)          (81,000)
     (Gain) loss on sale of assets of discontinued operations           (51,000)         (86,000)           90,000
     Provision for uncollectible accounts and notes                      17,000           25,000            45,000
     Impairment of investments and other assets                          82,000        2,433,000            41,000
     Impairment of investments and other assets of
       discontinued operations                                           85,000           80,000           145,000
     Equity in net (earnings) loss of unconsolidated
       affiliates                                                      (236,000)         238,000           167,000
     Equity in net loss of unconsolidated affiliates of
       discontinued operations                                                -           15,000           313,000
     Non cash compensation expense and stock warrants                   222,000          126,000                 -
     Other                                                                    -          (10,000)                -
     Net change in assets and liabilities of discontinued
       operations                                                       (17,000)        (155,000)          (58,000)
     (Increase) decrease in accounts receivable, other
       receivables, prepaid expenses and other current assets            58,000         (102,000)          159,000
     Decrease in inventories                                                  -           93,000                 -
     Increase (decrease) in trade accounts payable,
        accrued expenses and other liabilities                          551,000           49,000           121,000
                                                                ----------------  ---------------   ---------------
     Net cash used in operating activities                          $  (732,000)     $(1,789,000)      $(1,243,000)
                                                                ================  ===============   ===============

Supplemental Schedule of Noncash Investing and Financing Activities:

Accounts payable, accrued expenses and other debt
     obligations assumed or cancelled by the purchaser of
     the interstate travel facilities' assets                       $         -      $         -       $    38,000
                                                                ================  ===============   ===============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the financing, construction and operation of fertilizer plants which utilize proprietary composting technology licensed from third parties. The e-Commerce Segment consists of a 71%-owned subsidiary which is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

Cash and Cash Equivalents

There were no cash equivalents at December 31, 2003 or 2002. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

In 2003, the Company recorded impairments of long-lived assets of $6,000 in the Coal Segment and $76,000 in Other operations. In 2002, the Company recorded impairments of long-lived assets of $1,516,000 in the Coal Segment and $45,000 in the e-Commerce Segment. There were no such impairments in 2001.

In addition, in 2003, 2002, and 2001 the Company recognized none, $872,000, and $41,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

Other Long-Term Liabilities

Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2003 and 2002, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates. Redeemable preferred stock was carried at estimated fair value at December 31, 2002.

Revenue Recognition

The Company recognizes revenue when it is realized or receivable and earned. Revenue from the CO2 Segment is recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. License fees from the e-commerce segment are recognized over the term of the agreement.

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

Treasury Stock

In 1998, the Company announced a plan to repurchase up to 150,000 shares of its outstanding common stock. In 1999, the Company repurchased approximately 64,700 shares for $326,000 and in 1998 repurchased approximately 41,600 shares for $265,000. In 1997, the Company repurchased approximately 228,000 shares in a private transaction for approximately $1,519,000. The Company held all of such repurchased shares as treasury stock. The number of shares purchased and remaining as treasury shares as of December 31, 2002 have been restated to give effect to the 3-for-4 reverse split in September, 2000. Effective January 31, 2003, all of the shares were issued to officers and directors in partial payment of obligations arising under terms of the Deferred Stock Compensation Plan terminated on such date. Those receiving shares had deferred a portion or all of their compensation as directors or officers of the Company. See note 2.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net loss would have increased $1,000 in 2001. There would be no effect on the 2003 or 2002 net loss. Net earnings (loss) per share would not have been affected for any years presented in the accompanying financial statements.

Mandatorily Redeemable Preferred Stock

Prior to January 1, 2003, the Company's preferred stock was accounted for at estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance was accreted over the redemption term. The carrying value of the preferred stock was increased annually, if necessary, for the estimated accretion with a corresponding reduction of capital in excess of par value. The accretion of carrying value decreased net income or increased net loss for purposes of calculating net income (loss) attributable to common shareholders. No additional accretion was recorded in 2002 or 2001. Effective January 1, 2003, the preferred stock ceased to be mandatorily redeemable and thereafter became convertible at the holder's option into common stock. Accordingly, it is no longer subject to accretion.

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

Diluted loss per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of preferred stock, termination of the deferred stock compensation plan, or exercise of stock options and warrants as a result of losses from continuing operations for all years presented.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Accounts receivable from one party comprised approximately 54% of the December 31, 2003 balances of accounts and notes receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Reclassifications

Certain 2002 and 2001 balances have been reclassified to conform to the 2003 presentation.

(2) ABILITY TO FUND OPERATIONS AND CONTINUE AS A GOING CONCERN

Overview

The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations had declined in each of the four preceding years, they increased in 2003. The Company has incurred operating losses and negative cash flows from operations during each of the last five years; however, the Company is of the belief that it will commence a project in both its Coal and China Segments in 2004. Moreover, the long-awaited Settlement in the McElmo Dome litigation has now been received. The first installment, totaling $1,162,000 and including an $11,000 payment on accounts receivable, was received on July 31, 2003, and the second installment, totaling $2,826,000 was received on March 26, 2004. Receipt of the Settlement substantially increases the likelihood that 2004 will be a profitable year while at the same time enhancing the Company's liquidity and bolstering its balance sheet ratios. Meanwhile, the Coal Segment is currently pursuing six different projects, which are in various stages of negotiation. Timing of the projects is uncertain but, subject to obtaining the necessary financing, at least two of them are considered to have a high probability of activity. (See "Additional Details" below). Negotiations are also underway for three new fertilizer projects in China and the financing therefor. The Company is in the process of arranging funding on one of these projects, which is for two plants. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable in 2004, the Company believes the arrangement has the potential to make the segment profitable in 2005 and subsequent years.

During the 24 months ended December 31, 2003, the Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President deferred a portion of their base salary into (i) the Company's Deferred Stock Compensation Plan (the "DSC Plan") which terminated on January 31, 2003, (ii) the Company's 2003 Deferred Stock Compensation Plan (the "2003 Plan") which terminated on September 30, 2003 and (iii) the Company's 2003-2 Deferred Stock Compensation Plan (the "2003-2 Plan") which became effective on September 30, 2003. The Company's outside directors have deferred all of their directors' fees into such Plans. The President of Beard Technologies has deferred a portion of his salary until the first coal project is generating positive cash flow. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Three private debt placements raised gross proceeds of $1,829,000 during such period. In addition, in November, 2003, the Company borrowed $200,000 from a related party. On December 31, 2003, the Company borrowed $103,000 from an unconsolidated subsidiary. These measures enabled the Company to continue operating until the Settlement was finalized. The negative result has been a substantial amount of dilution to the Company's common equity. During such period 339,000 warrants were issued in connection with two of the private debt placements, and 275,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plan, the 2003 Plan and the 2003-2 Plan. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals. Termination of the DSC Plan and the 2003 Plan resulted in the issuance of 350,000 and 150,000 common shares effective January 31, 2003 and September 30, 2003, respectively.

Additional Details

To mitigate potential liquidity problems, the Company's lines of credit from an affiliate of the Company's chairman were increased from $2,250,000 in September of 2001 to $3,375,000 in November of 2003. As a result of the private debt placements completed in February and July of 2003, the Company obtained a net additional $545,000 of working capital. Nevertheless, the funding of operations and the repayment of a portion of the Company's debt resulted in a $551,000 reduction in the Company's working capital position during 2003. Cash and cash equivalents, however, increased from $79,000 at December 31, 2002 to $216,000 at December 31, 2003.

The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment is currently pursuing six different projects which collectively involve the recovery of six ponds and the operation of three fine coal preparation circuits. Two of the projects are nearing the final negotiation stage, two are in the evaluation stage, and one project is expected to be put out for the final stage of bidding this year. We have submitted a proposal on the sixth project which has been temporarily delayed. The timing of the first two projects is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. If the evaluations of the next two projects turn out as expected, they are also considered to have a high probability of activity, subject to obtaining the necessary financing. The last two projects are lower probability although their economics are good. However, no definitive contracts have as yet been signed on any of the projects, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

The China Segment has obtained exclusive license agreements for two composting technologies and is now pursuing three new projects. The Company believes it is close to obtaining funding on one of the projects and has begun the process on another. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved. However, there are no assurances that the Company will obtain such funding or will be able to operate the projects profitably.

In addition, the Company expects to generate cash of approximately $135,000 from the sale of a portion of the property in a real estate limited partnership and $115,000 from the disposition of the remaining assets from two of its discontinued segments, and can sell certain other assets to generate cash if necessary.

The Company has retained three different investment banking firms who are independently pursuing, on a non-exclusive basis, financing for the coal and China projects. It appears that the efforts of the first firm engaged have been unsuccessful. The second firm, which has been pursuing $9 million of funding for China and $7 million of funding for coal projects, has secured a party interested in pursuing the coal financing. The third firm, which is pursuing funding for China, has generated some interest and is still working. We are also pursing the funding for two plants in China utilizing a funding source that one of our technology partners has developed. To date no financing commitments have been received, and there is no assurance that any of the financing efforts will be successful.

The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then a major restructuring of the Company's operations will become necessary in the near term in order that the Company can continue as a going concern.

(3)  DISCONTINUED OPERATIONS

ITF Segment

In 1999 the Company adopted a formal plan to discontinue its ITF (Interstate Travel Facilities) Segment and recorded a loss of $2,419,000 from discontinuing the segment in 1998. The segment disposed of all of its assets except two convenience stores in 1999 and recorded an additional loss of $214,000 that year. In 2000, ITF recorded revenues of $1,826,000 and a net loss of $591,000, including a $360,000 additional impairment loss. In 2001, ITF recorded revenues of $7,000 and a net loss of $121,000, including an additional $100,000 impairment in the carrying value of the remaining facilities. The Company sold one of the convenience stores with related property, plant and equipment in November of 2002 and recorded losses totaling $85,000, including a $1,000 gain on the sale of assets and an additional charge of $77,000 to impair the carrying value of the remaining facility in such year. In April of 2003, the Company sold the remaining convenience store and related property, plant and equipment and recorded losses totaling $9,000 for the segment in such year, including a $5,000 gain on the sale of assets. As of December 31, 2003, the segment had no remaining assets or liabilities.

BE/IM Segment

In 1999, the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The assets included two iodine plants, the larger of which was shut down in 2000. The smaller plant continued to operate. As a result of the discontinuance, the Company reflected $540,000 of losses from discontinued operations in 1999 and $179,000 in income from discontinued operations in 2000. The Company recorded $88,000 and $111,000 for the years 2002 and 2001, respectively, in net operating expenses from the smaller of the two plants. In 2003, the Company recorded no net losses related to this segment. The Company expects no further material charges to earnings related to the remaining assets.

As of December 31, 2003, the significant assets related to the segment's operations consisted primarily of equipment with an estimated net realizable value of $16,000. The significant liabilities related to the segment's operations consisted primarily of accrued expenses totaling $48,000. The Company is actively pursuing opportunities to sell the segment's assets and expects the disposition to be completed by December 31, 2004.

WS Segment

In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in natural gas well testing operations for the Natural Gas Well Servicing ("WS") Segment were sold for $1,521,000. As a result of the sale all debt of the 50%-owned company was retired and the Company was relieved of contingent liabilities totaling $512,000. In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

The net loss from the discontinued operations of the segment was $619,000 in 2001, including a $107,000 loss on the sale of equipment. In 2002, the net loss of the segment was $50,000, including gains totaling $88,000 from the sale of equipment. The net loss for 2003 was $112,000, including an impairment provision of $85,000. As of December 31, 2003 the significant assets of the WS Segment were fixed assets totaling $39,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2004. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $44,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2004.

ER Segment

In 2001 the Company determined that it would no longer provide financial support to ISITOP, Inc., an 80%-owned subsidiary whose operations had previously comprised the Company's environmental remediation ("ER") Segment, and the segment was discontinued. ISITOP generated no revenues or expenses in 2003 or 2002. ISITOP's operating losses totaled $17,000 in 2001. ISITOP had no significant assets or liabilities at December 31, 2003.

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

The Company's preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard's consolidated net income as defined in the Restructure agreements. Each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares of Beard common stock on January 1, 2003. The conversion ratio will be adjusted periodically as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plans. Fractional shares will not be issued, and cash will be paid in redemption thereof. At December 31, 2003 each share of Beard preferred stock was convertible into 4.67038011 (130,014) shares of Beard common stock. The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible. In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

The Company redeemed 1,094 of the preferred shares from the Institutions in 1995. In 1997, three of the four Institutions sold their common and preferred shares to five individuals (the "Sellers") who thereafter sold such shares to the Company. Repurchase of the common shares was effected by the Company in 1997 and repurchase of the preferred (47,729 shares) was effected in 1998. In 1998 the Company also redeemed 14,589 of the preferred shares from the remaining Institution and 16,411 of the preferred shares from the Sellers at stated value ($100 per share). The Sellers' remaining 31,318 preferred shares were purchased for $1,000,000 or $31.93 per share.

At December 31, 2002, the redeemable preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share and had an aggregate redemption value of $2,784,000. At December 31, 2003, the stock was no longer redeemable.

(5)  INVESTMENTS AND OTHER ASSETS

Investments and other assets consisted of the following:

                                                           December 31,
                                                           ------------
                                                         2003          2002
                                                         ----          ----

   Investment in Cibola Corporation                    $ 13,000     $ 11,000
   Investment in real estate limited partnerships        50,000       52,000
   Other assets                                          18,000       23,000
                                                       --------     --------

                                                       $ 81,000     $ 86,000
                                                       ========     ========


Investment in ABT-Beard, L.L.C.

In 2001 and through November 30, 2002, the Company had a 50% interest in ABT-Beard, L.L.C. ("ABT Beard") in connection with the Company's China Segment. This investment was accounted for using the equity method of accounting. In September 2002, a controversy arose between the Company and the other 50% owner concerning their legal rights and relationships in conducting business in China. In November of 2002 the Company filed suit to terminate the relationship. In November of 2003 the lawsuit was settled and the partnership was subsequently dissolved. Terms of the settlement are subject to a confidentiality agreement. The Company recorded an impairment loss of $759,000 in the fourth quarter of 2002 to reduce its net investment in ABT-Beard to zero.

Investment in Cibola Corporation

The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. The Company's equity in the earnings of Cibola were $238,000, $123,000 and $142,000, in 2003, 2002 and 2001, respectively.

Investment in Real Estate Limited Partnerships

The Company owns a limited partnership interest in a real estate limited partnership whose significant assets consist of undeveloped land near Houston, Texas. The Company recorded $2,000 and $4,000 of losses in 2003 and 2002, respectively, and $3,000 of income in 2001 resulting from its share of the limited partnership's operations for those years.

Other Assets

The Company recorded provisions of none, $872,000, and $41,000 in 2003, 2002 and 2001, respectively, for economic impairment of other investments, including those discussed above.

(6)  NOTES RECEIVABLE

At December 31, 2003 and 2002, the Company had a note receivable totaling $30,000 resulting from the sale of equipment. The note was determined to be uncollectible in December of 2003 and the note was fully impaired. The $30,000 was charged against an impairment reserve.

(7)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                             December 31,
                                                             ------------
                                                          2003          2002
                                                          ----          ----

   Land                                               $     9,000   $     9,000
   Oil and gas leases                                     134,000       134,000
   Proved and unproved carbon dioxide properties        1,256,000     1,222,000
   Buildings and land improvements                         65,000        65,000
   Machinery and equipment                                202,000       202,000
   Other                                                  177,000       162,000
                                                      -----------    ----------

                                                      $ 1,843,000   $ 1,794,000
                                                      ===========   ===========

The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the Coal Segment. Accordingly, impairment losses of $6,000 and $1,516,000 were recognized in 2003 and 2002, respectively, to fully impair the coal fines extraction and beneficiation equipment and certain other long-lived assets of the Coal Segment. The fair value of the segment was estimated using the expected present value of future cash flows. The Company also recorded an impairment of $76,000 in 2003 relating to its oil and gas leases in other operations. The fair values of these assets were estimated using the expected present value of future cash flows.

The Company incurred $58,000, $89,000, and $90,000 of depreciation expense for 2003, 2002, and 2001, respectively.

(8)  INTANGIBLE ASSETS

Intangible assets are summarized as follows:

                                                             December 31,
                                                             ------------
                                                           2003        2002
                                                           ----        ----

   Debt issuance costs                                 $  169,000    $  102,000
   Patent costs                                             1,000             -
   Other                                                   13,000        12,000
                                                       ----------    ----------
                                                       $  183,000    $  114,000
                                                       ==========    ==========

Accumulated amortization is summarized as follows:

                                                             December 31,
                                                             ------------
                                                           2003        2002
                                                           ----        ----

   Debt issuance costs                                 $  159,000    $   47,000
   Patent costs                                             1,000             -
   Other                                                    8,000        10,000
                                                       ----------    ----------
                                                       $  168,000    $   57,000
                                                       ==========    ==========

During 2003, the Company capitalized $66,000 of costs associated with the issuance of the 2003A and 2003B notes. These costs are being amortized over 13 months and will be fully amortized in the first quarter of 2004 as a result of such notes having been paid off.

The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the e-Commerce Segment. Accordingly, patent and patent application costs totaling $45,000 were written off in 2002. The fair value of the affected asset group was estimated using the expected present value of future cash flows.

The Company incurred $111,000, $55,000 and less than $1,000 of amortization expense for 2003, 2002 and 2001, respectively. If no capital assets are added, amortization expense is expected to be $15,000 for 2004.

(9)  LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                             December 31,
                                                             ------------
                                                           2003        2002
                                                           ----        ----

   Coal (a)                                           $     1,000   $     5,000
   e-Commerce (b)                                           9,000        14,000
   Bank line of credit (c)                                      -       300,000
   Other (d)                                                2,000             -
   10% Subordinated debt (e)                            1,240,000       842,000
   Lines of credit including accrued interest -
       affiliated entities (f)                          4,329,000     3,499,000
                                                      -----------   -----------
                                                        5,581,000     4,660,000
   Less current maturities                                698,000       419,000
                                                      -----------   -----------
       Long-term debt                                 $ 4,883,000   $ 4,241,000
                                                      ===========   ===========

(a) At December 31, 2003, the Company's Coal Segment had one note payable with a balance of $1,000. The note bears interest at 18%, requires monthly payments of interest and principal and matures in March, 2004. The note is secured by equipment with no recorded book value at December 31, 2003.

(b) At December 31, 2003, the Company's e-Commerce Segment had one note payable with a balance due of $9,000. The note bears interest at 12%, requires monthly payments of interest and principal and matures in July 2005. The note is secured by an automobile with an approximate book value of $8,000 at December 31, 2003.

(c) At December 31, 2002, the Company had fully utilized a $300,000 line of credit at a bank. Interest on the line was prime plus one-half percent (4.75% at December 31, 2002). The line required monthly payments of interest and matured on August 15, 2003. The line was guaranteed by a related party. The balance was repaid in full on August 1, 2003.

(d) At December 31, 2003, the Company's Other operations had one note payable with a balance due of $2,000. The note bears interest at 15%, requires monthly payments of interest and principal and matures in August 2004. The note is secured by a color printer with an approximate book value of $4,000 at December 31, 2003.

(e) In 2002, the Company completed the private placement of $1,200,000 ($1,157,000 net of discount) of 10% subordinated notes due September 30, 2003 (the "2002 Notes"). The notes are mandatorily redeemable within 10 days of the receipt of the McElmo Dome settlement. Since the notes had not been redeemed by their maturity date, they were automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 45,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders received 229,000 warrants. Related parties purchased $320,000 of the offering, and received 61,250 of such warrants. All of the warrants have a 5-year term and have exercise prices ranging from $0.739868 to $0.75 per share. As a condition of the private placement, a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement has been recorded against the Company's working and overriding royalty interests in the McElmo Dome field pursuant to which the related entity which has made a $3 million line of credit available to the Company has been granted a security interest. Because the Company had not redeemed the 2002 Notes by September 30, 2003, the note holders were granted a security interest pari passu with the related entity. The assets serving as collateral for these debt instruments had a recorded value on the Company's books of $329,000 as of December 31, 2003. The 2002 Notes, along with $45,000 of accrued interest, were paid in full on March 26, 2004, and the note holders no longer have a security interest in the McElmo Dome collateral.

     In February of 2003 the Company completed the private placement of $600,000 of subordinated notes (the "2003A Notes") to accredited investors. A $550,000 note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% loan fee on this note, which bears a 5% coupon. A $50,000 note was sold by the Company to affiliates of the Company and bears a 10% coupon. The 2003A Notes were accompanied by warrants to purchase a total of 65,000 shares of Beard common stock at $0.50 per share. A new Deed of Trust was recorded which established the priorities as to repayment among the 2002 note holders, the 2003 note holders and the related party. The 2003A Notes were due to mature on April 1, 2004; such maturity would have extended to January 1, 2005 if they had not been redeemed by such date. The 2003A Notes, along with $16,000 of accrued interest, were paid in full on March 26, 2004, and the note holders no longer have a security interest in the McElmo Dome collateral.

     In July of 2003 the Company completed the private placement of $29,000 of subordinated notes (the "2003B Notes") to accredited investors. The $300,000 offering was terminated early when it became clear the Company would receive the first installment of the Settlement by August 1. The 2003B Notes bore interest at 10% per annum from the date of original issuance, payable at maturity. The notes were subject to a 4% non-refundable loan fee, payable upon issuance to the investors. $4,000 of the notes were sold by an investment banking firm which received a 5% commission thereon. The 2003B Notes, along with $2,000 of accrued interest, were paid in full on March 26, 2004.

(f) At December 31, 2003, the Company had borrowed $3,349,000 from an affiliated entity of the Chairman of the Company under terms of two notes that bear interest at 10%. The $3,000,000 borrowed under the first note were due to be repaid on the earlier of January 5, 2005 or within 10 days of receipt of the McElmo Dome settlement.On March 26, 2004, $200,000 of principal plus interest totaling $450,000 to such date were paid on such note, reducing the balance due thereon to $2,800,000, and the maturity was extended from January 3, 2005 to July 1, 2005. The second note, which totaled $349,000 at year-end 2003 and had increased to $364,000 on March 4, 2004, was paid in full on March 26, 2004 along with accrued interest totaling $14,000.

     On November 19, 2003, the Company borrowed $200,000 from a related party. The note accrues interest at 12% and is due to be repaid, along with an $8,000 loan fee, on April 30, 2004. The note is unsecured.

     On December 31, 2003, the Company borrowed $103,000 from an unconsolidated subsidiary. The note bears interest at 15% and is due to be repaid no later than July 31, 2004. The note is unsecured.

On February 27, 2004, the Company obtained a $125,000 line of credit from a bank to fund operating capital needs until receipt of the Settlement. The line of credit bears interest at 7% and is due to be repaid April 27, 2004. The Company had utilized all of the line as of March 26, 2004.

At December 31, 2003, the annual maturities of long-term debt were $698,000 in 2004 and $4,883,000 in 2005. Following receipt of the Settlement, $2,620,000 of the debt was repaid on March 26, 2004. Debt totaling $428,000, including the line of credit obtained in 2004, will be paid in 2004 and the remaining debt totaling $2,658,000 will be paid in 2005.

The Company incurred $370,000, $294,000, and $182,000 of interest expense relating to debt to related parties in 2003, 2002 and 2001, respectively. The Company paid $48,000, $363,000, and $76,000 of those amounts for 2003, 2002 and 2001, respectively.

The weighted average interest rates for the Company's short-term borrowings were 10.65% and 6.16% as of December 31, 2003 and 2002, respectively.

(10)  OPERATING LEASES

Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2003 are summarized as follows:

           2004                         $ 138,000
           2005                            54,000
           2006                             4,000
                                        ---------
                                        $ 196,000
                                        =========

Rent expense under operating leases aggregated $313,000, $311,000, and $275,000 in 2003, 2002 and 2001, respectively. The Company charged $64,000 of the amounts incurred in 2002 to ABT-Beard, L.L.C.

(11)  INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                   2003            2002            2001
                                                   ----            ----            ----

   Continuing operations                          $    -        $ (31,000)      $ (73,000)
   Discontinued operations                             -                -          (2,000)
                                                  ------        ---------       ---------
                                                  $    -        $ (31,000)      $ (75,000)
                                                  ======        =========       =========

Current income tax expense (benefit) from continuing operations consisted of:

                                                        Year ended December 31,
                                                        -----------------------
                                                   2003             2002           2001
                                                   ----             ----           ----
   U. S. federal                                  $    -         $ (31,000)     $ (54,000)
   Various states                                      -                 -        (19,000)
                                                  ------         ---------      ---------
                                                  $    -         $ (31,000)     $ (73,000)
                                                  ======         =========      =========

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                                        Year ended December 31,
                                                        -----------------------
                                                    2003            2002          2001
                                                    ----            ----          ----

   Computed U. S. federal statutory benefit     $  (566,000)   $ (1,680,000)   $   (580,000)
   Federal alternative minimum tax (benefit)              -         (31,000)        (54,000)
   Increase in the valuation allowance
      for deferred tax assets                       566,000       1,680,000         580,000
   State income tax (benefit)                             -               -         (19,000)
                                                -----------    ------------    ------------
                                                $         -    $    (31,000)   $    (73,000)
                                                ===========    ============    ============

The components of deferred tax assets and liabilities are as follows:

                                                                                      December 31,
                                                                                      ------------
                                                                               2003                 2002
                                                                               ----                 ----
   Deferred tax assets - tax effect of:
      Net operating loss carryforwards                                    $  20,811,000       $  20,725,000
      Statutory depletion and investment tax credit carryforwards             1,275,000           2,081,000
      Other, principally investments and property, plant and equipment           70,000              57,000
                                                                          -------------       -------------
         Total gross deferred tax assets                                     22,156,000          22,863,000
              Less valuation allowance                                      (22,116,000)        (22,823,000)
   Deferred tax liabilities                                                     (40,000)            (40,000)
                                                                          -------------       -------------
         Net deferred tax asset/liability                                 $           -       $           -
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

At December 31, 2003, the Company had federal regular tax operating loss carryforwards of approximately $54.8 million that expire from 2004 to 2009 and tax depletion carryforwards of approximately $3.35 million. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  STOCK OPTION AND DEFERRED COMPENSATION PLANS

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000, the number of shares authorized under the 1993 Plan was reduced to 206,250. The 1993 Plan is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors. The option price is determined by the Committee but cannot be less than the fair market value of the common stock of the Company at the date of grant for incentive stock options and 75% of fair market value of the common stock for non-qualified options. All options have ten-year terms and become exercisable one year after the date of grant at the rate of 25% each year until fully exercisable. Directors who are not key management employees of the Company or subsidiaries of the Company are only eligible to be granted non-qualified stock options. At December 31, 2003, there were 93,750 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%. No options were granted in 2001, 2002 or 2003.

Stock option activity during the periods indicated is as follows:

                                                        Number of        Weighted-Average
                                                         Shares           Exercise Price
                                           -------------------------- ----------------------

      Balance at December 31, 2000                       40,871               $3.16
           Granted                                         -                    -
           Exercised                                       -                    -
           Forfeited                                       -                    -
           Expired                                         -                    -

                                           -------------------------- ----------------------
      Balance at December 31, 2001                       40,871               $3.16
           Granted                                         -                    -
           Exercised                                       -                    -
           Forfeited                                       -                    -
           Expired                                         -                    -

                                           -------------------------- ----------------------
      Balance at December 31, 2002                       40,871               $3.16
           Granted                                         -                    -
           Exercised                                       -                    -
           Forfeited                                       -                    -
           Expired                                         -                    -
                                           -------------------------- ----------------------
      Balance at December 31, 2003                       40,871               $3.16
                                           ========================== ======================

At December 31, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.67 - $5.83 and 1.5 years, respectively.

At both December 31, 2003 and 2002, 41,000 options were exercisable, and the weighted-average exercise price of those options was $3.16.

The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company's common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans. Under such plans, the number of shares of stock credited to each participant's account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. 350,000 shares of stock were authorized for issuance under the initial plan, adopted in 1996, and such shares were issued effective January 31, 2003 upon termination of the plan. 150,000 shares of stock were authorized for issuance under the second plan, adopted in January of 2003, and such shares were issued effective September 30, 2003 upon termination of this plan. 400,000 shares of stock are authorized for issuance under the third plan, adopted in September of 2003 and amended in February of 2004. The weighted-average fair values of stock units issued under the plans were $0.77, $1.09 and $0.77 for 2003, 2002 and 2001, respectively.

As of December 31, 2002, there were 335,000 shares reserved for distribution under the initial plan, which were subsequently issued effective January 31, 2003. As of December 31, 2003, there were 92,000 shares reserved for distribution under the third plan, none of which have to date been issued.

(13)  EMPLOYEE BENEFIT PLAN

Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 40%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees' contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. During 2002 and 2001, the Company made matching contributions of $32,000 and $54,000, respectively, to the plans. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice. Accordingly, no contributions were made to the plans in 2003.

(14)  COMMITMENTS AND CONTINGENCIES

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

The Company has an indemnity obligation to its institutional preferred stockholder and one of its assignees for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with the Restructure (collectively, the "Obligations" - see note 4).

The Company has no liability under the indemnity obligation unless the accumulated damage or loss incurred by the Buyer or its assignees in connection with such Claims exceeds $250,000 in the aggregate. The maximum amount of future payments that could be required under the indemnity has no limitation. The principal exposure under the obligation would have been for any environmental problems which existed, at the time of the sale, on the oil and gas properties sold. If any Claims were to be made at this point they would presumably need to be made first against any and all of the subsequent owners of the properties involved; if any liability was then determined to exist it would presumably be assigned first to such subsequent owners. In the event the Company should be required to pay an amount under this obligation, it does not believe any of such amount could be recovered from third parties. However, during the 10 years and 8-1/2 months subsequent to the date of the Restructure there have been no Claims, and the Company has no reason to believe that there will be any. For these reasons, no reserve has ever been established for the liability, because none is believed to exist.

(15)  BUSINESS SEGMENT INFORMATION

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2003, 2002 and 2001: Coal, Carbon Dioxide, China, and e-Commerce.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the financing, construction and operation of fertilizer plants which utilize proprietary composting technology licensed from third parties. The e-Commerce Segment consists of a 71%-owned subsidiary which is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with the Company's intellectual property.

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

                                                     Carbon
                                           Coal      Dioxide     China     e-Commerce     Totals
                                           ----      -------     -----     ----------     ------
           2003
           ----
     Revenues from external
       customers                          $   59    $  508     $    -        $   25       $  592
     Interest income                           -         -          -             -            -
     Interest expense                          1         -          -             2            3
     Depreciation, depletion and
        amortization                           -        38          1             6           45
     Segment profit (loss)                  (516)      363       (724)         (100)        (977)
     Segment assets                           37       459         52            11          559
     Expenditures for segment                  7        33          -             2           42
       assets

           2002
           ----
     Revenues from external
       customers                          $   12    $  445     $    -        $    -       $  457
     Interest income                           -         -          -             -            -
     Interest expense                          1         -         98             2          101
     Depreciation, depletion and
        amortization                          21        35          3             6           65
     Segment profit (loss)                (2,105)      291       (714)         (202)      (2,730)
     Segment assets                           33       458        439            15          945
     Expenditures for segment                  7        62          -             2           71
       assets

           2001
           ----
     Revenues from external
       customers                          $  137    $  442     $   72        $    -       $  651
     Interest income                           -         -          -             -            -
     Interest expense                          2         -         34             2           38
     Depreciation, depletion and
        amortization                          20        33          1             6           60
     Segment profit (loss)                  (544)      313       (625)         (172)      (1,028)
     Segment assets                        1,609       460        403            64        2,536
     Expenditures for segment                 17        17          -            14           48
       assets

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                                          2003           2002          2001
                                                          ----           ----          ----
   Total revenues for reportable segments                $   592       $   457       $   651
   Revenues from China operations accounted for as
     an equity investment                                      -             -           (72)
   Revenues from corporate activities not allocated
     to segments                                               1            12            23
                                                         -------       -------       -------
     Total consolidated revenues                         $   593       $   469       $   602
                                                         =======       =======       =======

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                                          2003           2002          2001
                                                          ----           ----          ----
   Total interest expense for reportable segments        $     3       $   101       $    38
   Interest expense from China operations
     accounted for as an equity investment                     -           (98)          (34)
   Interest expense from corporate activities not
     allocated to segments                                    516          397           203
                                                         --------      -------       -------
     Total consolidated interest expense                 $    519      $   400       $   207
                                                         ========      =======       =======

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

                                                          2003           2002          2001
                                                          ----           ----          ----

   Total depreciation, depletion and amortization
     for reportable segments                             $    45       $    65       $    60
   Corporate depreciation and amortization
     not allocated to segments                               124            79            30
                                                         -------       -------       -------
   Total consolidated depreciation, depletion and
                 amortization                            $   169       $   144       $    90
                                                         =======       =======       =======

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                                          2003           2002          2001
                                                          ----           ----          ----
   Total loss for reportable segments                    $   (977)     $  (2,730)    $  (1,028)
   Eliminate loss from China operations
     accounted for as an equity investment                      -            714           625
   Equity in loss from China operations accounted for
     as an equity investment                                    -           (357)         (312)
   Net corporate costs not allocated to segments             (513)        (2,049)         (811)
                                                         --------      ---------     ---------
   Total consolidated loss from continuing
     operations                                          $ (1,490)     $  (4,422)    $  (1,526)
                                                         ========      =========     =========

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):


                                                          2003          2002
                                                          ----          ----
   Total assets for reportable segments                $    559      $   945
   Assets from China operations accounted for
     as an equity investment                                  -         (439)
   Investment in equity investee - China operations           -            -
   Assets of discontinued operations                         55          324
   Corporate assets not allocated to segments               327          434
                                                       --------      -------
   Total consolidated assets                           $    941      $ 1,264
                                                       ========      =======

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                                          2003          2002
                                                          ----          ----
   Total expenditures for assets for reportable
     Segments                                          $     42      $    71
   Capital expenditures of discontinued operations            -            9
   Corporate expenditures not allocated to segments          20           21
                                                       --------      -------
   Total expenditures for assets                       $     62      $   101
                                                       ========      =======

11% of segment revenues for 2001 were derived from a customer in China. The remaining 2001 and all of 2002 and 2003 segment revenues were derived from customers in the United States. Certain long-lived assets with recorded values approximating $4,000 at December 31, 2003 were located in China. All remaining segment assets are located in the United States.

During 2003, two customers accounted for 90% of the Coal Segment's and 9% of the Company's revenues. During 2002, one customer accounted for 93% of the Coal Segment's and 2% of the Company's revenues. During 2001, two customers accounted for 47% of the Coal Segment's and 10% of the Company's revenues. All of the e-Commerce Segment's 2003 revenues were derived from one customer. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2003, 2002, and 2001, sales by these two operators accounted for 86%, 97%, and 68%, respectively, of the Company's segment revenues and all of the Carbon Dioxide Segment's revenues. All of the China Segment's 2001 revenues were derived from one customer.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Three Months Ended
                                      ------------------- ------------------- ------------------- -----------------
                                            March 31,            June 30,         September 30,       December 31,
                                              2003                2003                2003               2003
                                      ------------------- ------------------- ------------------- -----------------
                                                          (in thousands except per share data)
     Revenues                               $   194             $   117             $   137            $  145
     Operating loss                            (433)               (511)               (533)             (661)
     Earnings (loss) from
       continuing operations                   (518)               (622)                 274             (624)
     Earnings (loss) from
       discontinued operations                   20                (15)                (18)             (108)
     Net loss                                  (498)               (637)                 256             (732)
     Basic loss per share                     (0.27)              (0.29)                0.12            (0.30)
     Diluted loss per share                   (0.27)              (0.29)                0.11            (0.29)

                                                                  Three Months Ended
                                      ------------------- ------------------- ------------------- -----------------
                                            March 31,            June 30,         September 30,       December 31,
                                              2002                2002                2002               2002
                                      ------------------- ------------------- ------------------- -----------------
                                                          (in thousands except per share data)
     Revenues                                $   90             $   127             $   131            $  121
     Operating loss                            (351)               (353)               (327)           (2,026)
     Loss from continuing
       operations                              (413)               (505)               (450)           (3,023)
     Loss from discontinued
       operations                               (48)                (55)                (78)              (42)
     Net loss                                  (461)               (560)               (528)           (3,065)
     Basic loss per share                     (0.25)              (0.31)              (0.29)            (1.67)
     Diluted loss per share                   (0.25)              (0.31)              (0.29)            (1.67)

The quarterly information presented above has been restated to conform to the final year-end 2003 presentation.

During the fourth quarter of 2003, the Company recorded economic impairment losses on certain long-lived assets in the Coal Segment and Other operations of $6,000 and $76,000, respectively

During the fourth quarter of 2002, the Company recorded economic impairment losses on certain long-lived assets in the Coal Segment and e-Commerce Segment of $1,516,000 and $45,000, respectively. In addition, in the fourth quarter of 2002, the Company recorded economic impairments of the Company's investment in its operations in China totaling $759,000, a certificate of deposit relating to the McElmo Dome litigation of $75,000, another start-up entity operating in China totaling $7,000, and a note receivable for certain assets sold in a prior year totaling $31,000.

(17)  SUBSEQUENT EVENTS

McElmo Dome Litigation. In December of 2002, the Tenth Circuit Court of Appeals affirmed the May 2002 decision of the Colorado District Court approving the Settlement which became final in July of 2003. The Company received its $1,162,000 share of the first installment of the Settlement that month. The Company received the second installment of $2,826,000 on March 26, 2004, and paid off $2,620,000 of its indebtedness on that date (See "Item 3. Legal Proceedings---McElmo Dome Litigation" and note 9).

Visa Litigation. In May of 2003 the Company's 71%-owned subsidiary, starpay.com, l.l.c., joined with VIMachine, Inc. in filing a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). On July 25, 2003, the Plaintiffs filed an Amended Complaint. The suit as amended seeks damages and injunctive relief plus attorney fees and costs related thereto. In August of 2003 the Defendants filed a motion to dismiss three of the four causes of action. On February 11, 2004, the Judge granted Defendants' motion to dismiss two of the causes of action, and denied the motion insofar as it sought to dismiss the other claim. As a result Plaintiffs' claim for misappropriation and/or theft of intellectual property and/or trade secrets will continue to move forward.

On February 23, 2004, Defendants filed an Answer to Plaintiffs' Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that they be found not to infringe the VIMachine Patent. Visa asked for other related relief based on these two allegations.

(See "Item 3. Legal Proceedings---Visa Litigation" for complete details).

Item  9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.

     No matters require disclosure here.

Item 9A.  Controls and Procedures.

     The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal fourth quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters

     The information regarding security ownership of certain beneficial owners and management and related stockholder matters will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information regarding transactions with management and others will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference. Item 14. Principal Accountant Fees and Services.

     The information regarding principal accountant fees and services will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

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

3. Exhibits. The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

3.1 Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000. (This Exhibit has been previously filed as Exhibit 3(i) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

3.2 Registrant's By-Laws as currently in effect. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

4      Instruments defining the rights of security holders:

4.1 Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated herein by reference).

4.2 Settlement Agreement, with Certificate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company, New York Life Insurance and Annuity Company, John Hancock Mutual Life Insurance Company, Memorial Drive Trust and Sensor Oil & Gas, Inc., dated as of April 13, 1995. (This Exhibit has been previously filed as Exhibit 4(g) to Registrant's Form 10-K for the period ended December 31, 1994 and same is incorporated herein by reference).

10     Material contracts:

10.1* Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998. (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant's Proxy Statement dated April 30, 1998, and same is incorporated herein by reference).

10.2 Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and eight directors. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10.3* Amendment No. Three to The Beard Company Deferred Stock Compensation Plan dated November 1, 1995, as amended October 24, 2001. (The Amended Plan supersedes the original Plan adopted on June 3, 1996. This Exhibit has previously been filed as Exhibit 99 filed on April 10, 2002 to Registrant's Registration Statement on Form S-8, File No. 333-85936, and same is incorporated herein by reference).

10.4* The Beard Company 2003 Deferred Stock Compensation Plan. (This Exhibit has been previously filed as Exhibit "A" to Registrant's Proxy Statement filed on June 17, 2003, and same is incorporated herein by reference).

10.5* Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan, adopted by the Board of Directors effective February 13, 2004. (This amendment supersedes the original Plan adopted on September 30, 2003).

10.6* Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc., dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

10.7 Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10.8 Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10.9 Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10.10 Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10.11  Amended Letter Loan Agreement by and between Registrant and The William
       M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated October 3, 2002. (This Exhibit, which supersedes all prior Letter Loan Agreements between the parties, has been previously filed as Exhibit 10(a) to Registrant's Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002, and same is incorporated herein by reference).

10.12 Supplemental Letter Loan Agreement by and between Registrant and the Unitrust dated November 13, 2003. (This Agreement supersedes all prior Supplemental Letter Loan Agreements between the parties).

10.13 Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 26, 2004. (This Agreement supersedes all prior Letter Loan Agreements between the parties).

10.14 Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated October 3, 2002. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002, and same is incorporated herein by reference).

10.15 Supplemental Promissory Note from Registrant to the Trustees of the Unitrust dated November 13, 2003. (This Note supersedes all prior Supplemental Promissory Notes between the parties).

10.16 Renewal Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Note supersedes all prior Notes between the parties).

10.17 Extension Promissory Note from Registrant to Bank of Oklahoma, N.A. ("BOK") dated May 15, 2003. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended June 30, 2003, filed on August 14, 2003, and same is incorporated herein by reference).

10.18 Guaranty Agreement between the Unitrust and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(t) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10.19 Guaranty Agreement between W. M. Beard and BOK dated August 30, 2000. (This Exhibit has been previously filed as Exhibit 10(u) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

10.20 Form of 10% Subordinated Note due September 30, 2003. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10.21 Form of 2002 Warrant. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10.22 Promissory Note from Registrant to B & M Limited, a Partnership, dated February 7, 2003. (This Exhibit has been previously filed as Exhibit 10(a) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.23 Promissory Note from Registrant to Boatright Family, L.L.C., dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.24 Form of 2003 Warrant. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.25 Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.26  Subordination and Nominee Agreement dated February 21, 2003.

10.27 Amended and Restated Promissory Note from Registrant to The John M. Beard Trust dated November 19, 2003.

10.28 Advancing Term Promissory Note from Registrant to Cibola Corporation dated December 31, 2003.

14 Code of Ethics (This Exhibit has been previously filed as Exhibit 14 to Registrant's Form 10-K for the period ended December 31, 2002, filed on April 8, 2003, and same is incorporated herein by reference).

21     Subsidiaries of the Registrant

23     Consents of Experts and Counsel:

23.1   Consent of Cole & Reed, P.C.

31     Rule 13a-14(a)/15d-14(a) Certifications:

31.1 Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32     Section 1350 Certifications:

32.1 Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

-------------

*    Compensatory plans or arrangements.

     The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

     (b)  Reports on Form 8-K.

     On November 17, 2003 the Company filed a Report on Form 8-K to file a press release announcing (i) its financial results for the third quarter and nine months ended September 30, 2003, and (ii) an expected delay in receiving the second installment of the McElmo Dome Settlement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE BEARD COMPANY
                                                (Registrant)

                                                By  /s/ Herb Mee, Jr.
                                                    Herb Mee, Jr., President
DATE:  March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                                Title                   Date
---------                                                -----                   ----
            /s/W. M. Beard
By  _______________________________________       Chief Executive Officer      March 26, 2004
               W.M. Beard

                /s/Herb Mee, Jr.
By  _______________________________________       President and Chief          March 26, 2004
               Herb Mee, Jr.                      Financial Officer

             /s/Jack A. Martine
By  _______________________________________       Controller and               March 26, 2004
             Jack A. Martine                      Chief Accounting Officer

              /s/W. M. Beard
By  _______________________________________       Chairman of the Board        March 26, 2004
                W.M. Beard

               /s/Herb Mee, Jr.
By  _______________________________________       Director                     March 26, 2004
                Herb Mee, Jr.

              /s/Allan R. Hallock
By  _______________________________________       Director                     March 26, 2004
             Allan R. Hallock

          /s/Harlon E. Martin, Jr.
By_________________________________________       Director                     March 26, 2004
             Harlon E. Martin, Jr.

              /s/Ford C. Price
By  _______________________________________       Director                     March 26, 2004
              Ford C. Price

                                 EXHIBIT INDEX

Exhibit
  No.          Description                  Method of Filing
  ---          -----------                  ----------------

3.1 Restated Certificate of Incorporation Incorporated herein by reference of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.

3.2    Registrant's By-Laws as currently in   Incorporated herein by reference
       effect.

4.1    Certificate of Designations, Powers,   Incorporated herein by reference
       Preferences and Relative,
       Participating, Option and Other
       Special Rights, and the
       Qualifications, Limitations or
       Restrictions Thereof of the Series A
       Convertible Voting Preferred Stock of
       the Registrant.

4.2 Settlement Agreement, with Certificate Incorporated herein by reference of Amendment attached thereto, by and among Registrant, Beard Oil, New York
       Life Insurance Company, New York Life
       Insurance and Annuity Company, John
       Hancock Mutual Life Insurance Company,
       Memorial Drive Trust and Sensor Oil &
       Gas, Inc., dated as of April 13, 1995.

10.1 Amendment No. One to The Beard Company Incorporated herein by reference 1993 Stock Option Plan dated August
       27, 1993, as amended June 4, 1998.

10.2   Form of Indemnification Agreement      Incorporated herein by reference
       dated December 15, 1994, by and
       between Registratn and eight
       directors.

10.3   Amendment No. Three to The Beard       Incorporated herein by reference
       Company Deferred Stock Compensation
       Plan dated November 1, 1995, as
       amended October 24, 2001.

10.4 The Beard Company 2003 Deferred Stock Incorporated herein by reference Compensation Plan.

10.5 Amendment No. One to The Beard Company Filed herewith electronically 2003-2 Deferred Stock Compensation
       Plan, adopted by the Board of
       Directors effective February 13, 2004.

10.6   Incentive Stock Option Agreement by    Incorporated herein by reference
       and between Philip R. Jamison and
       Beard Technologies, Inc., dated May
       18, 1998.

10.7 Subscription Agreement by and between Incorporated herein by reference Cibola Corporation ("Cibola") and
       Registrant, dated April 10, 1996.

10.8   Nonrecourse Secured Promissory Note    Incorporated herein by reference
       from Registrant to Cibola, dated April
       10, 1996.

10.9   Security Agreement by and among        Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996.

10.10  Tax Sharing Agreement by and among     Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996.

10.11  Amended Letter Loan Agreement by and   Incorporated herein by reference
       between Registrant and The William M.
       Beard and Lu Beard 1988 Charitable
       Unitrust (the "Unitrust") dated
       October 3, 2002.

10.12 Supplemental Letter Loan Agreement by Filed herewith electronically and between Registrant and the
       Unitrust dated November 13, 2003.

10.13  Restated and Amended Letter Loan       Filed herewith electronically
       Agreement by and between Registrant
       and the Unitrust dated March 26, 2004.

10.14  Renewal Promissory Note from           Incorporated herein by reference
       Registrant to the Trustees of the
       Unitrust dated October 3, 2002.

10.15  Supplemental Promissory Note from      Filed herewith electronically
       Registrant to the Trustees of the
       Unitrust dated November 13, 2003.

10.16  Renewal Promissory Note from           Filed herewith electronically
       Registrant to the Trustees of the
       Unitrust dated March 26, 2004.

10.17  Extension Promissory Note from         Incorporated herein by reference
       Registrant to Bank of Oklahoma, N.A.
       ("BOK") dated May 15, 2003.

10.18  Guaranty Agreement between the         Incorporated herein by reference
       Unitrust and BOK dated August 30,
       2000.

10.19 Guaranty Agreement between W. M. Beard Incorporated herein by reference and BOK dated August 30, 2000.

10.20  Form of 10% Subordinated Note due      Incorporated herein by reference
       September 30, 2003.

10.21  Form of 2002 Warrant.                  Incorporated herein by reference

10.22  Promissory Note from Registrant to B   Incorporated herein by reference
       & M Limited, a Partnership, dated
       February 7, 2003.

10.23  Promissory Note from Registrant to     Incorporated herein by reference
       Boatright Family, L.L.C., dated
       February 21, 2003.

10.24  Form of 2003 Warrant.                  Incorporated herein by reference

10.25  Form of Deed of Trust, Assignment of   Incorporated herein by reference
       Production, Security Agreement and
       Financing Statement dated as of
       February 21, 2003.

10.26  Subordination and Nominee Agreement    Filed herewith electronically
       dated February 21, 2003.

10.27  Amended and Restated Promissory Note   Filed herewith electronically
       from Registrant to The John M. Beard
       Trust dated November 19, 2003.

10.28  Advancing Term Promissory Note from    Filed herewith electronically
       Registrant to Cibola Corporation dated
       December 31, 2003.

14     Code of Ethics                         Incorporated herein by reference

21     Subsidiaries of the Registrant         Filed herewith electronically

23.1   Consent of Cole & Reed, P.C.           Filed herewith electronically

31.1 Chief Executive Officer Certification Filed herewith electronically required by Rule 13a-14(a) or Rule
       15d-14(a).

31.2 Chief Financial Officer Certification Filed herewith electronically required by Rule 13a-14(a) or Rule
       15d-14(a).

32.1 Chief Executive Officer Certification Filed herewith electronically required by Rule 13a-14(b) or Rule
       15d-14(b) and Section 1350 of Chapter
       63 of Title 18 of the United States
       Code.

32.2 Chief Financial Officer Certification Filed herewith electronically required by Rule 13a-14(b) or Rule
       15d-14(b) and Section 1350 of Chapter
       63 of Title 18 of the United States
       Code.