Form 10-Q
period 2004-03-31
BEARD CO /OK
filed 2004-05-17
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2004

                                       or

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 14, 2004.


                   Common Stock $.001333 par value - 2,328,845

                                THE BEARD COMPANY

                                      INDEX




PART I. FINANCIAL INFORMATION                                               Page
-----------------------------                                               ----

Item 1.   Financial Statements...............................................3

    Balance Sheets - March 31, 2004 (Unaudited) and
       December 31, 2003.....................................................3

    Statements of Operations - Three Months ended
       March 31, 2004 and 2003 (Unaudited)...................................4

    Statements of Shareholders' Equity (Deficiency) - Year ended
       December 31, 2003 and Three Months ended March 31, 2004 (Unaudited)...5

    Statements of Cash Flows - Three Months ended
       March 31, 2004 and 2003 (Unaudited)...................................6

    Notes to Financial Statements (Unaudited)................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........19

Item 4.   Controls and Procedures...........................................19


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings.................................................19

Item 2.   Changes in Securities and Use of Proceeds.........................20

Item 6.   Exhibits and Reports on Form 8-K..................................20

Signatures..................................................................21

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                                       THE BEARD COMPANY AND SUBSIDIARIES
                                                 Balance Sheets
                                March 31, 2004 (Unaudited) and December 31, 2003
                                                                       March 31,             December 31,
                                    Assets                               2004                    2003
                                    ------                        --------------------   ---------------------
Current assets:
     Cash and cash equivalents                                          $     156,000           $     216,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2004 and 2003                               119,000                  89,000
     Prepaid expenses and other assets                                         23,000                  34,000
     Assets of discontinued operations held for resale                         40,000                  55,000
                                                                  --------------------   ---------------------
             Total current assets                                             338,000                 394,000
                                                                  --------------------   ---------------------

Investments and other assets                                                   81,000                  81,000

Property, plant and equipment, at cost                                      1,849,000               1,843,000
     Less accumulated depreciation, depletion and amortization              1,406,000               1,392,000
                                                                  --------------------   ---------------------
             Net property, plant and equipment                                443,000                 451,000
                                                                  --------------------   ---------------------

Intangible assets, at cost                                                     95,000                 183,000
     Less accumulated amortization                                             91,000                 168,000
                                                                  --------------------   ---------------------
             Net intangible assets                                              4,000                  15,000
                                                                  --------------------   ---------------------

                                                                        $     866,000           $     941,000
                                                                  ====================   =====================


              Liabilities and Shareholders' Equity (Deficiency)
              -------------------------------------------------

Current liabilities:
     Trade accounts payable                                             $     116,000           $     133,000
     Accrued expenses                                                         348,000                 325,000
     Short-term debt                                                          125,000                  32,000
     Short-term debt - related entities                                       244,000                 661,000
     Current maturities of long-term debt                                       4,000                   5,000
     Liabilities of discontinued operations held for resale                   104,000                  92,000
                                                                  --------------------   ---------------------
             Total current liabilities                                        941,000               1,248,000
                                                                  --------------------   ---------------------

Long-term debt less current maturities                                          3,000               1,215,000

Long-term debt - related entities                                           2,789,000               3,668,000

Other long-term liabilities                                                   113,000                 143,000

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares, issued
        and outstanding                                                       889,000                 889,000
     Common stock of $.001333 par value per share; 7,500,000
        shares authorized; 2,328,845 shares issued and outstanding              3,000                   3,000
     Capital in excess of par value                                        37,991,000              37,941,000
     Accumulated deficit                                                  (41,848,000)            (44,151,000)
     Accumulated other comprehensive loss                                     (15,000)                (15,000)
                                                                  --------------------   ---------------------
             Total shareholders' equity (deficiency)                       (2,980,000)             (5,333,000)
                                                                  --------------------   ---------------------

Commitments and contingencies (note 7)
                                                                        $     866,000           $     941,000
                                                                  ====================   =====================

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                      (Unaudited)
                                                                                     For the Three Months Ended
                                                                              ----------------------------------------
                                                                                  March 31,            March 31,
                                                                                     2004                 2003
                                                                              -------------------  -------------------
Revenues:
    Coal reclamation                                                                $          -          $    42,000
    Carbon dioxide                                                                       163,000              127,000
    China                                                                                      -                    -
    e-Commerce                                                                            25,000               25,000
    Other                                                                                      -                    -
                                                                              -------------------  -------------------
                                                                                         188,000              194,000
                                                                              -------------------  -------------------
Expenses:
    Coal reclamation                                                                     136,000              131,000
    Carbon dioxide                                                                        31,000               33,000
    China                                                                                134,000              161,000
    e-Commerce                                                                            28,000               32,000
    Selling, general and administrative                                                  199,000              209,000
    Depreciation, depletion and amortization                                              23,000               46,000
    Other                                                                                 10,000               15,000
                                                                              -------------------  -------------------
                                                                                         561,000              627,000
                                                                              -------------------  -------------------
Operating profit (loss):
    Coal reclamation                                                                    (135,000)             (89,000)
    Carbon dioxide                                                                       122,000               84,000
    China                                                                               (134,000)            (162,000)
    e-Commerce                                                                            (5,000)              (8,000)
    Other, primarily corporate                                                          (221,000)            (258,000)
                                                                              -------------------  -------------------
                                                                                        (373,000)            (433,000)
Other income (expense):
    Interest income                                                                        1,000                    -
    Interest expense                                                                    (121,000)            (128,000)
    Equity in net earnings of unconsolidated affiliates                                   68,000               43,000
    Gain on settlement                                                                 2,826,000                    -
    Gain on sale of assets                                                                 3,000                    -
    Other                                                                                 (7,000)                   -
                                                                              -------------------  -------------------

Earnings (loss) from continuing operations before income taxes                         2,397,000             (518,000)

Income tax benefit (expense) (note 6)                                                    (97,000)                   -

                                                                              -------------------  -------------------
Earnings (loss) from continuing operations                                             2,300,000             (518,000)

Earnings from discontinued operations (note 3)                                             3,000               20,000

                                                                              -------------------  -------------------
Net earnings (loss)                                                                 $  2,303,000          $  (498,000)
                                                                              ===================  ===================

Net earnings (loss) per average common share outstanding:
    Basic
       Earnings (loss) from continuing operations                                   $       0.91          $     (0.28)
       Earnings from discontinued operations                                                0.00                 0.01
                                                                              -------------------  -------------------
       Net earnings (loss)                                                          $       0.91          $     (0.27)
                                                                              ===================  ===================

Net earnings (loss) per average common share outstanding:
    Diluted
       Earnings (loss) from continuing operations                                   $       0.86          $     (0.28)
       Earnings from discontinued operations                                                0.00                 0.01
                                                                              -------------------  -------------------
       Net earnings (loss)                                                          $       0.86          $     (0.27)
                                                                              ===================  ===================

Weighted average common shares outstanding:
    Basic                                                                              2,543,000            1,829,000
                                                                              ===================  ===================
    Diluted                                                                            2,676,000            1,829,000
                                                                              ===================  ===================

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                           Total
                                                                                            Accumulated                    Common
                                                                  Capital in                   Other                   Shareholders'
                                            Preferred   Common    Excess of  Accumulated   Comprehensive   Treasury        Equity
                                              Stock     Stock     Par Value    Deficit        Income         Stock     (Deficiency)
                                            ---------  ------- ------------ ------------- --------------  ------------ -------------
Balance, December 31, 2002                  $       -  $ 3,000 $38,207,000  $(41,182,000) $(   15,000)   $(1,846,000)  $(4,833,000)

       Net loss                                     -        -           -    (1,611,000)           -              -    (1,611,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                 -        -           -             -            -              -             -

                                                                                                                       -------------
    Comprehensive loss                              -        -           -             -            -              -    (1,611,000)
                                                                                                                       -------------

    Expiration of mandatory redemption
       option for preferred stock             889,000        -           -             -            -              -      889,000

    Issuance of stock warrants                      -        -      24,000             -            -              -       24,000

    Reservation of shares pursuant to
      deferred compensation plan                    -        -     198,000             -            -              -      198,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan        -        -    (488,000)   (1,358,000)           -      1,846,000            -

                                            ---------  ------- ------------ ------------- ------------  ------------   -------------

Balance, December 31, 2003                    889,000    3,000  37,941,000   (44,151,000)  (   15,000)             -    (5,333,000)

       Net earnings (unaudited)                     -        -           -     2,303,000            -              -     2,303,000
       Comprehensive income:
         Foreign currency translation
         adjustment (unaudited)                     -        -           -             -            -              -             -

                                                                                                                       -------------
    Comprehensive loss (unaudited)                  -        -           -             -            -              -     2,303,000
                                                                                                                       -------------

    Reservation of shares pursuant to deferred
         compensation plan (unaudited)              -        -      50,000             -            -             -         50,000

                                            ---------  ------- ------------ ------------- ------------  ------------   -------------
Balance, March 31, 2004 (unaudited)         $ 889,000  $ 3,000 $37,991,000  $(41,848,000) $(   15,000)   $        -    $(2,980,000)
                                            =========  ======= ============ ============= ============  ============   =============

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Cash Flows
                                                       (Unaudited)
                                                                              For the Three Months Ended
                                                                       -----------------------------------------
                                                                        March 31, 2004         March 31, 2003
                                                                       -----------------------------------------
Operating activities:
     Cash received from customers                                            $   159,000            $    69,000
     Gain on settlement                                                        2,826,000                      -
     Cash paid to suppliers and employees                                       (539,000)              (543,000)
     Interest received                                                             1,000                      -
     Interest paid                                                              (529,000)               (66,000)
     Operating cash flows of discontinued operations                             (38,000)                (5,000)
                                                                       ------------------    -------------------
          Net cash provided by (used in) operating activities                  1,880,000               (545,000)
                                                                       ------------------    -------------------

Investing activities:
     Acquisition of property, plant and equipment                                 (8,000)               (12,000)
     Proceeds from sale of assets                                                      -                  1,000
     Proceeds from sale of assets of discontinued operations                      43,000                 45,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                                           -                 (1,000)
     Investment in and advances to fifty percent-owned
        subsidiary in China                                                            -                 (9,000)
     Other                                                                             -                 45,000
                                                                       ------------------    -------------------
          Net cash provided by investing activities                               35,000                 69,000
                                                                       ------------------    -------------------

Financing activities:
     Proceeds from term notes                                                    125,000                850,000
     Payments on line of credit and term notes                                (1,242,000)              (302,000)
     Proceeds from related party debt                                             15,000                157,000
     Payments on related party debt                                             (873,000)              (192,000)
     Capitalized costs associated with issuance of
       subordinated debt                                                               -                (66,000)
                                                                       ------------------    -------------------
     Net cash provided by (used in) financing activities                      (1,975,000)               447,000
                                                                       ------------------    -------------------

Net decrease in cash and cash equivalents                                        (60,000)               (29,000)

Cash and cash equivalents at beginning of period                                 216,000                 79,000
                                                                       ------------------    -------------------

Cash and cash equivalents at end of period                                   $   156,000            $    50,000
                                                                       ==================    ===================

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Cash Flows
                                                       (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities

                                                                              For the Three Months Ended
                                                                       -----------------------------------------
                                                                        March 31, 2004         March 31, 2003
                                                                       -----------------------------------------

Net earnings (loss)                                                          $ 2,303,000            $  (498,000)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                     24,000                 46,000
     Gain on sale of assets of discontinued operations                                 -                (45,000)
     Equity in operations of unconsolidated affiliates                           (68,000)               (43,000)
     Increase in impairment reserve                                               12,000                      -
     Non cash compensation expense                                                50,000                 57,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                    (2,000)                     -
     Increase in accounts receivable, prepaid expenses and
        other current assets                                                     (12,000)               (66,000)
     Increase in accounts payable, accrued
        expenses and other liabilities                                          (427,000)                 4,000
                                                                       ------------------    -------------------
     Net cash provided by (used in) operating activities                     $ 1,880,000            $  (545,000)
                                                                       ==================    ===================

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2004 and 2003
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---  ------------------------------------------

     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2003 annual report on Form 10-K.

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

     The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     Reclassifications
     -----------------
     Certain 2003 balances have been reclassified to conform to the 2004 presentation.


(2)  ABILITY TO FUND OPERATIONS AND CONTINUE AS A GOING CONCERN
---  ----------------------------------------------------------

     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations had declined in each of the four preceding years, they increased in 2003. The Company has incurred operating losses and negative cash flows from operations during each of the last five years. Meanwhile, the Coal Segment is currently pursuing six different projects, which are in various stages of negotiation. Due to the significant improvement in market conditions in the coal industry in recent months the Company now expects to commence at least two, and possibly three, of these projects by August 1 of this year. If such projects materialize as expected it will enable the segment to achieve profitability for the first time since 1998 and will position the segment to remain profitable for a number of years. The exact timing of the projects is uncertain but, subject to finalizing the definitive agreements, all three projects are considered to have a high probability of activity. (See "Additional Details" below).

     Moreover, the long-awaited Settlement in the McElmo Dome litigation has now been received. A total of $1,162,000 was received on July 31, 2003, and $2,826,000 was received on March 26, 2004. Receipt of the Settlement substantially increases the likelihood that 2004 will be a profitable year while at the same time enhancing the Company's liquidity and bolstering its balance sheet ratios. The Company is continuing to pursue financing for fertilizer projects in China. Such efforts have not been successful to date; accordingly, the Company has broadened its efforts to include the pursuit of funding for a mini-plant to serve as a demonstration plant for our licensed technology. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable in 2004, the Company believes the arrangement has the potential to make the segment profitable in 2005 and subsequent years.

     Beginning in January 2002 and continuing through March 31, 2004, the Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President deferred a major portion of their base salary into the Company's deferred stock compensation plans (the "DSC Plans"), and the Company's outside directors deferred all of their directors' fees into such plans. The President of Beard Technologies has deferred a portion of his salary until the first coal project is generating positive cash flow. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Three private debt placements raised gross proceeds of $1,829,000 during such period. These borrowings were supplemented in November of 2003 by a loan of $200,000 from a related party, in December of 2003 by a loan of $103,000 from an unconsolidated subsidiary, and in February and March of 2004 by a $125,000 loan from a local bank which was repaid in April. These measures enabled the Company to continue operating until the Settlement was finalized. As a result there has been a substantial amount of dilution to the Company's common equity. During such period 339,000 warrants were issued in connection with the private debt placements, and 489,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plans. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals. Termination of two of the DSC Plans resulted in the issuance of 500,000 common shares in 2003, leaving 214,000 Stock Units accrued in the remaining plan at March 31, 2004.

     The Company has just commenced another private debt placement which is expected to raise a total of $1,200,000 if fully subscribed. An affiliate of the Company's Chairman has subscribed for $500,000 of the offering subject to finalization of a bank loan which is expected to be approved on May 19, 2004. This offering, if successfully concluded, will provide the working capital necessary to retire the Company's remaining short-term debt and to fund the Company's operations until the anticipated Coal projects have been commenced and are producing positive cash flow.

     Additional Details
     ------------------
     Following receipt of the second installment of the McElmo Dome Settlement, the Company paid down $2,635,000 of its indebtedness which totaled $5,581,000 at year-end 2003. Cash and cash equivalents decreased from $216,000 at December 31, 2003, to $156,000 at March 31, 2004.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment is currently pursuing six different projects which collectively involve the recovery of five ponds and the operation of a fine coal preparation circuit. We expect to have the final draft of the definitive agreement on one of the projects by the end of May, and anticipate that the agreement will be concluded shortly thereafter and that we will commence this project by July 1. We have had lengthy discussions with a large private company that has indicated a desire to form a 50/50 joint venture with us on this project. We expect to reach a final agreement on a second project by mid-June and commence operations in late June. We expect to be able to finance this project through a loan from the U.S. Department of Agriculture with our equipment providing the equity needed to secure the loan. We have been advised by a large utility that they want us to take over their plant feed operations at a recovery pond we operated in 1998, and believe this agreement will be finalized by the end of June. This same operator has decided to team with us on a pond recovery project which is expected to be put out for the final stage of bidding later this year. The timing of the fifth project is uncertain, but it appears we are still very much in the running. We have submitted a proposal on the sixth project which has been temporarily delayed. Although the exact timing of the first three projects is uncertain, they are considered to have a high probability of occurrence. The last three projects are lower probability, although their economics are good. However, no definitive contracts have as yet been signed on any of the projects, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     The China Segment has obtained exclusive license agreements for two composting technologies and has been pursuing financing for fertilizer projects in several different areas. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved.

     The Company has retained three different investment banking firms who are independently pursuing, on a non-exclusive basis, financing for the coal and China projects. It appears that the efforts of the first firm engaged have been unsuccessful. The second firm, which has been pursuing funding for China and for coal projects, is currently in touch with a party interested in pursuing the coal financing. The third firm, which is pursuing funding for China, has generated some interest and is still working. We are also pursuing financing for two plants in China utilizing a funding source that one of our technology partners has developed. To date no financing commitments have been received, and there is no assurance that any of the financing efforts will be successful.

     The Company has just commenced another private debt placement which is expected to raise a total of $1,200,000 if fully subscribed. An affiliate of the Company's Chairman has subscribed for $500,000 of the offering subject to finalization of a bank loan which is expected to be approved on May 19, 2004. This offering, if successfully concluded, will provide the working capital necessary to retire the Company's remaining short-term debt and to fund the Company's operations until the anticipated Coal projects have been commenced and are producing positive cash flow.

     In addition, in April of 2004, the Company received cash of approximately $122,000 from the sale of a portion of the property in a real estate limited partnership. The Company also generated cash of $44,000 from the sale of assets from two of its discontinued segments during the first quarter of 2004, and expects to generate at least $71,000 more from the disposition of the remaining assets by year-end. It also has certain other assets it can sell to generate cash if necessary.

     The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal Segment have come on stream and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then a major restructuring of the Company's operations will become necessary in the near term in order that the Company can continue as a going concern.

(3)  DISCONTINUED OPERATIONS
---  -----------------------

     ITF Segment
     -----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment. ITF recorded no revenues or losses for the three months ended March 31, 2004. ITF recorded no revenues for the three months ended March 31, 2003 and incurred $8,000 of losses for the same period. Such losses were charged to operations.

     As of March 31, 2004, the ITF Segment had no significant assets or liabilities.

     BE/IM Segment
     -------------
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. As a result, Beard's share of the venture's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 and the Company took over the remaining assets and liabilities.

     The Company recorded no revenues for either of the three-month periods ended March 31, 2004 or 2003. The Company recorded $15,000 in earnings for the first quarter of 2004 primarily as a result of the sale of equipment, and charged operating losses of $3,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2004 first quarter.

     As of March 31, 2004, the significant assets related to the operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $60,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the remaining assets and expects the disposition to be completed by December 31, 2004.

     WS Segment
     ----------
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first quarter of 2004 or 2003. Beard's share of operating results from the discontinued segment were losses of $12,000 and income of $28,000 for the three months ended March 31, 2004 and 2003, respectively. Results for the first quarter of 2003 included gains on sales of equipment totaling $45,000.

     As of March 31, 2004, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $39,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $58,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2004.

(4)  CONVERTIBLE PREFERRED STOCK
---  ---------------------------

     Effective January 1, 2003, the Company's preferred stock became convertible into Beard common stock. On April 14, 2004, each share of Beard preferred stock was convertible into 4.7936633788 (133,446) common shares. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

     Diluted loss per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of convertible preferred stock as the effect would be anti-dilutive. Diluted earnings (loss) per share exclude potential common shares issuable upon exercise of stock options and warrants, as the effect would be anti-dilutive. Weighted average shares of 2,676,000 for the diluted earnings per share calculation for the three months ended March 31, 2004 are composed of basic common shares of 2,543,000 and 133,000 shares of preferred stock converted to common shares.

(6)  INCOME TAXES
---  ------------

     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a provision of $97,000 for federal alternative minimum taxes for the three months ended March 31, 2004. The Company recorded no provision for taxes for the three months ended March 31, 2003.

     At March 31, 2004, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):


                                                       Expiration
                                                          Date         Amount
                                                       ----------      ------

Federal regular tax operating loss carryforwards        2004-2008      $51,300

Tax depletion carryforward                              Indefinite     $ 3,400


(7)  COMMITMENTS AND CONTINGENCIES
---  -----------------------------

     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

     The Company has an indemnity obligation to its institutional preferred stockholder and one of its assignees for certain losses (i) arising out of the ownership and/or operation of Beard Oil's former oil and gas assets, including environmental liabilities; (ii) arising under any employee benefit or severance plan; or (iii) relating to any misrepresentation or inaccuracy in any representation made by the Company or Beard Oil in connection with a restructure effected in 1993.

     The Company has no liability under the indemnity obligation unless the accumulated damage or loss incurred by the Buyer or its assignees in connection with such Claims exceeds $250,000 in the aggregate. The maximum amount of future payments that could be required under the indemnity has no limitation. The principal exposure under the obligation would have been for any environmental problems which existed, at the time of the sale, on the oil and gas properties sold. If any Claims were to be made at this point they would presumably need to be made first against any and all of the subsequent owners of the properties involved; if any liability was then determined to exist it would presumably be assigned first to such subsequent owners. In the event the Company should be required to pay an amount under this obligation, it does not believe any of such amount could be recovered from third parties. However, during the 10 years and seven months subsequent to the date of the Restructure there have been no Claims, and the Company has no reason to believe that there will be any. For these reasons, no reserve has ever been established for the liability, because none is believed to exist.

(8)  BUSINESS SEGMENT INFORMATION
---  ----------------------------

     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first quarter of 2004 and 2003: Coal, Carbon Dioxide, China and e-Commerce.

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


     Three months ended                           Carbon
       March 31, 2004                 Coal        Dioxide     China     e-Commerce     Totals
     ------------------               ----        -------     -----     ----------     ------
      Revenues from
        external  customers           $    -      $ 163       $   -       $  25       $  188
      Segment profit (loss)            (135)        122        (134)        (30)        (177)
      Segment assets                      36        460          57           9          562

     Three months ended
       March 31, 2003
     ------------------
      Revenues from
        external  customers           $   42      $ 127       $   -       $  25       $  194
      Segment profit (loss)              (89)        84        (171)         (9)        (185)
      Segment assets                      72        491         452          63        1,078

     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                       2004              2003
                                                                     -------            -------
      Total loss for reportable segments                             $  (177)           $  (185)
      Eliminate loss from China operations accounted for
          as an equity investment                                          -                  -
      Equity in loss from China operations accounted for
          as an equity investment                                          -                 (9)
      Net corporate income (costs) not allocated to segments           2,574               (324)
                                                                     -------            -------
           Total consolidated earnings (loss) from continuing
               operations                                            $ 2,397            $  (518)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2003 and results of operations for the quarter ended March 31, 2004, compared to the prior year first quarter. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2003 Form 10-K.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation and construction of facilities which utilize proprietary composting technology licensed from third parties. The e-Commerce Segment consists of a 71%-owned subsidiary which is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     In 1999 the Company adopted a plan to discontinue its ITF Segment, and those operations were reflected as discontinued operations in 1998. The majority of the assets of the ITF Segment were disposed of in 1999 and the last remaining assets were disposed of in 2003. In 1999 the Company adopted a plan to discontinue its BE/IM Segment, and those operations have since been reflected as discontinued. The Company is now in the process of liquidating those assets. In May 2001 the fixed assets of the 50%-owned company (accounted for as an equity investment) involved in the WS Segment were sold. In August 2001 the Company ceased pursuing opportunities in Mexico related to the sand separator assets previously operated in Mexico in the WS Segment, and the Company has since been pursuing the sale of the segment's remaining assets. As a result, the operations of the WS Segment have now been reflected as discontinued.


Material changes in financial condition - March 31, 2004 as compared with December 31, 2003.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                    March 31,        December 31,     Increase
                                      2004              2003         (Decrease)
                                    --------         -----------     ----------
Cash and cash equivalents         $  156,000         $  216,000      $ (60,000)

Working capital                   $ (603,000)        $ (854,000)     $ 251,000

Current ratio                      0.36 to 1          0.32 to 1

     During the first quarter of 2004, the Company's working capital deficit decreased by $251,000 from $(854,000) as of December 31, 2003. The Company received $2,826,000 as the second installment of the McElmo Dome Settlement. The Company's CO2 Segment provided cash of $164,000. The Company used $2,635,000 to repay debt and accrued interest, including $1,348,000 to related parties. $135,000 of working capital were used to help fund the operations of the Coal Segment. A total of $134,000 was utilized in the pursuit of environmental opportunities in China. $30,000 were used to fund the activities of the e-Commerce Segment. The remainder of the working capital was utilized to fund other operations.

     In 2002 the Company supplemented its $300,000 credit line with a commercial bank by arranging for an increase in its credit line from an affiliate of the Company's chairman. The long-term line of credit from the related party was increased from $2,250,000 in September of 2001 to $3,000,000 in October of 2002 to provide additional working capital, and was supplemented by a $150,000 short-term line of credit from the same party in November of 2002, which was increased to $375,000 in November of 2003. These lines were supplemented by (i) three private placements of notes and warrants totaling $1,829,000 which were completed in 2002 and February and July of 2003 and (ii) loans totaling $303,000 from a related party and an unconsolidated subsidiary in November and December of 2003 and (iii) borrowings on a line of credit from a bank totaling $125,000 in February and March of 2004. Such funds were needed to provide additional working capital, improve liquidity and to bridge the gap until the distribution of the McElmo Dome settlement had been completed. In addition, the Company has been disposing of the remaining assets from its discontinued segments as opportunities have become available and is continuing to pursue the sale of the few remaining assets.

     Receipt of the settlement from the McElmo Dome litigation has significantly improved the Company's balance sheet, income statement, and debt ratios. The Company received $1,162,000 of the settlement on July 31, 2003, and $2,826,000 on March 26, 2004. Upon receipt of the second installment of the settlement, the Company was able to eliminate $2,635,000 of its total indebtedness and accrued interest.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment is currently pursuing six different projects which collectively involve the recovery of five ponds and the operation of a fine coal preparation circuit. We expect to have the final draft of the definitive agreement on one of the projects by the end of May, and anticipate that the agreement will be concluded shortly thereafter and that we will commence this project by July 1. We have had lengthy discussions with a large private company that has indicated a desire to form a 50/50 joint venture with us on this project. We expect to reach a final agreement on a second project by mid-June and commence operations in late June. We expect to be able to finance this project through a loan from the U.S. Department of Agriculture with our equipment providing the equity needed to secure the loan. We have been advised by a large utility that they want us to take over their plant feed operations at a recovery pond we operated in 1998, and believe this agreement will be finalized by the end of June. This same operator has decided to team with us on a pond recovery project which is expected to be put out for the final stage of bidding later this year. The timing of the fifth project is uncertain, but it appears we are still very much in the running. We have submitted a proposal on the sixth project which has been temporarily delayed. Although the exact timing of the first three projects is uncertain, they are considered to have a high probability of occurrence. The last three projects are lower probability, although their economics are good. However, no definitive contracts have as yet been signed on any of the projects, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     The China Segment has obtained exclusive license agreements for two composting technologies and has been pursuing financing for fertilizer projects in several different areas. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved.

     The Company has retained three different investment banking firms who are independently pursuing, on a non-exclusive basis, financing for the coal and China projects. It appears that the efforts of the first firm engaged have been unsuccessful. The second firm, which has been pursuing funding for China and for coal projects, is currently in touch with a party interested in pursuing the coal financing. The third firm, which is pursuing funding for China, has generated some interest and is still working. We are also pursuing financing for two plants in China utilizing a funding source that one of our technology partners has developed. To date no financing commitments have been received, and there is no assurance that any of the financing efforts will be successful.

     The Company has just commenced another private debt placement which is expected to raise a total of $1,200,000 if fully subscribed. An affiliate of the Company's Chairman has subscribed for $500,000 of the offering subject to finalization of a bank loan which is expected to be approved on May 19, 2004. This offering, if successfully concluded, will provide the working capital necessary to retire the Company's remaining short-term debt and to fund the Company's operations until the anticipated Coal projects have been commenced and are producing positive cash flow.

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


Material changes in results of operations - Quarter ended March 31, 2004 as compared with the Quarter ended March 31, 2003.

     The Company recorded $2,303,000 in income for the first quarter of 2004 compared to a loss for the first quarter of 2003 of $498,000. The operating loss in the Coal Segment increased by $46,000. The China Segment incurred an operating loss of $134,000 for the first quarter of 2004 compared to $162,000 for the same period in 2003. The operating profit in the CO2 Segment increased $38,000. The e-Commerce Segment incurred operating losses of $5,000 for the first quarter of 2004 compared to $8,000 in the first quarter of 2003. The operating loss in Other activities for the first quarter of 2004 decreased $37,000 compared to the same period in 2003. As a result, the operating loss for the current quarter decreased $60,000 to $373,000 versus $433,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                              2004           2003
                                              ----           ----
     Operating profit (loss):
        Coal reclamation                   $(135,000)     $ (89,000)
        Carbon dioxide                       122,000         84,000
        China                               (134,000)      (162,000)
        e-Commerce                            (5,000)        (8,000)
                                           ---------      ---------
            Subtotal                        (152,000)      (175,000)
     Other                                  (221,000)      (258,000)
                                           ---------      ---------
                                           $(373,000)     $(433,000)
                                           =========      =========

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.


Coal reclamation

     The segment recorded no revenues for the first quarter of 2004 compared to $42,000 for the first quarter of 2003. The segment's consulting and coring business decreased sharply in the current quarter as the Company focused its efforts on the projects mentioned above. Operating costs increased $5,000 to $136,000 for the first quarter of 2004 compared to $131,000 for the same period in 2003, primarily as a result of increased marketing efforts for the segment's technology. As a result, the operating loss increased $46,000 to $135,000 for the first quarter of 2004 compared to the first three months of 2003.


Carbon dioxide

     First quarter 2004 operations reflected an operating profit of $122,000 compared to $84,000 for the 2003 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $36,000 or 28% to $163,000 for the first three months of 2004 compared to $127,000 for the same period in 2003. The increase in revenue, which was primarily due to an increase in the paid volumes to the Company's interest for CO2 gas during the quarter, was helped slightly by a $1,000 decrease in lifting costs for the current quarter.


China

     The China Segment incurred an operating loss of $134,000 for the first three months of 2004 compared to $162,000 for the same period in 2003. The smaller loss is attributable to lower SG&A expenses in 2004 compared to 2003 as the Company seeks projects to utilize the proprietary composting technology of REUSE.


e-Commerce

     The e-Commerce Segment incurred an operating loss of $5,000 for the first quarter of 2004 versus an operating loss of $8,000 in the prior year quarter. The segment finalized its initial patent license agreement in the first quarter of 2003 and recorded revenues of $25,000 from a license fee in both the prior and current year quarter. The segment also incurred $3,000 less in SG&A costs in the quarter ended March 31, 2004 compared to the first quarter in 2003. The reduced loss reflects starpay's shift in focus from the development of its technology to concentrate on developing licensing arrangements and other fee based arrangements with companies implementing technology in conflict with starpay's intellectual property.


Other activities

     Other operations, consisting primarily of general and corporate activities, generated a $37,000 smaller operating loss for the first quarter of 2004 as compared to the same period last year. The decreased loss for the first quarter of 2004 compared to the same period in 2003 was due primarily to a $19,000 decrease in amortization expense related to capitalized costs associated with the three debt issues. Additionally, delay rental costs decreased approximately $5,000 for the current quarter compared to the same period in the prior year. Numerous other types of expenses also decreased, resulting in a $10,000 decrease for the current quarter compared to the prior year quarter.


Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased to $199,000 from $209,000 in the 2003 first quarter. Other activities incurred $10,000 less in SG&A costs for the first quarter of 2004 compared to the same period in 2003 as a result of decreased expenses associated with the issuance of the subordinated debt in the first quarter of 2003.


Depreciation, depletion and amortization expenses

     DD&A expense decreased $23,000 for the first quarter of 2004 compared to the same period of 2003 primarily as a result of the amortization of capitalized costs associated with the three debt issues completed since the close of the first quarter of 2002. The capitalized costs associated with those issues were almost completely amortized prior to the start of the first quarter of 2004.


Other income and expenses

     The other income and expenses for the first quarter of 2004 netted to earnings of $2,770,000 compared to a loss of $85,000 for the same period in 2003. The Company received the second installment of the McElmo Dome settlement totaling $2,826,000 in March of 2004 with no comparable receipt in the first quarter of 2003. Interest income was $1,000 for the first quarter of 2004 compared to none for the same period in 2003. Interest expense was $7,000 lower in the first quarter of 2004 compared to the first quarter of 2003 as a result of the repayment of $2,635,000 in debt near the end of March 2004. The Company's equity in earnings of unconsolidated affiliates reflected income of $68,000 for the first quarter of 2004 compared to $43,000 for the same period in 2003. The Company realized a gain on sale of assets for the three months ended March 31, 2004 of $3,000 compared to none for the same period in 2003.


Income taxes

     The Company recorded a provision of $97,000 for federal alternative minimum taxes for the first quarter of 2004 compared to none for the same period in 2003. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.


Discontinued operations

ITF Segment

     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment. ITF recorded no revenues or losses for the three months ended March 31, 2004. ITF recorded no revenues for the three months ended March 31, 2003 and incurred $8,000 of losses for the same period. Such losses were charged to operations.

     As of March 31, 2004, the ITF Segment had no significant assets or liabilities.

BE/IM Segment

     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. As a result, Beard's share of the venture's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 and the Company took over the remaining assets and liabilities.

     The Company recorded no revenues for either of the three-month periods ended March 31, 2004 or 2003. The Company recorded $15,000 in earnings for the first quarter of 2004 primarily as a result of the sale of equipment, and charged operating losses of $3,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2004 first quarter.

     As of March 31, 2004, the significant assets related to the operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $60,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the remaining assets and expects the disposition to be completed by December 31, 2004.

WS Segment

     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first quarter of 2004 or 2003. Beard's share of operating results from the discontinued segment were losses of $12,000 and income of $28,000 for the three months ended March 31, 2004 and 2003, respectively. Results for the first quarter of 2003 included gains on sales of equipment totaling $45,000.

     As of March 31, 2004, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $39,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $58,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2004.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2004, the Company had long-term debt of $2,796,000. The long-term debt has fixed interest rates and therefore, the Company's interest expense and operating results would not be affected by an increase in market interest rates for this item. At March 31, 2004, a 10% increase in market interest rates would have reduced the fair value of the Company's debt by $33,000.

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


PART II.     OTHER INFORMATION.

Item 1.  Legal Proceedings.

McElmo Dome Litigation
----------------------

     On December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 2002 decision of the Colorado District Court which approved the Settlement. In March of 2003, objectors to the Settlement filed a Petition for Certiorari asking the U.S. Supreme Court for review. In early June the U.S. Supreme Court denied the Petition and the Settlement became final in July of 2003. Funds were paid by the Defendants to the Settlement Administrator and the Company received its $1,151,000 share of the first installment of the Settlement in July. The Company received the second installment of $2,826,000 on March 26, 2004. The Company has expensed all of its share, totaling $450,000 from 1996 through March of 2004, of the costs of the litigation. Accordingly, the Settlement proceeds have resulted in net income, except for alternative minimum taxes presently estimated at $97,000.


VISA Litigation
---------------

     In May of 2003 the Company's 71%-owned subsidiary, starpay.com, l.l.c., joined with VIMachine, Inc. in filing a suit in the U.S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of a U.S. Patent (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. On July 25, 2003, the Plaintiffs filed, with the express written consent of the Defendants, an Amended Complaint. The suit as amended seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims.

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


Item 2.  Changes in Securities.

     Effective January 1, 2003, each share of Beard preferred stock became convertible into Beard common stock. Each share of Beard preferred was convertible into 4.7936633788 (133,446) shares on April 14, 2004. The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003-2 Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

3.1 Certificate of Incorporation of The New Beard Company as filed with the Secretary of State of Oklahoma on September 20, 2000. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

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

(b) No report on Form 8-K was filed during the period covered by this report.

Items 3, 4 and 5 are not applicable and have been omitted.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) THE BEARD COMPANY

                                             /s/Herb Mee, Jr.
(Date)   May 14, 2004                           Herb Mee, Jr., President and
                                                   Chief Financial Officer

                                             /s/Jack A. Martine
(Date)   May 14, 2004                           Jack A. Martine, Controller and
                                                   Chief Accounting Officer


                                 EXHIBIT INDEX

Exhibit
  No.      Description                          Method of Filing
-------    -----------                          ----------------

3.1        Certificate of Incorporation of      Incorporated herein by reference
           The New Beard Company as filed
           with the Secretary of State of
           Oklahoma on September 20, 2000.

3.2        Registrant's By-Laws as currently    Incorporated herein by reference
           in effect.

4          Instruments defining the rights of
           security holders:

4.1        Certificate of Designations,         Incorporated herein by reference
           Powers, Preferences and Relative,
           Participating, Option and Other
           Special Rights, and the
           Qualifications, Limitations or
           Restrictions Thereof of the Series
           A Convertible Voting Preferred
           Stock of the Registrant.

4.2        Settlement Agreement, with           Incorporated herein by reference
           Certificate of Amendment attached
           thereto, by and among Registrant,
           Beard Oil, New York Life Insurance
           Company, New York Life Insurance
           and Annuity Company, John Hancock
           Mutual Life Insurance Company,
           Memorial Drive Trust and Sensor
           Oil & Gas, Inc., dated as of April
           13, 1995.

31.1       Chief Executive Officer              Filed herewith electronically
           Certification required by Rule
           13a-14(a) or Rule 15d-14(a).

31.2       Chief Financial Officer              Filed herewith electronically
           Certification required by Rule
           13a-14(a) or Rule 15d-14(a).