Form 10-Q/A
period 2004-03-31
BEARD CO /OK
filed 2004-05-17
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDED FORM 10-Q



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
                                                                       ==================    ===================

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Cash Flows
                                                       (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities

                                                                              For the Three Months Ended
                                                                       -----------------------------------------
                                                                        March 31, 2004         March 31, 2003
                                                                       -----------------------------------------

Net earnings (loss)                                                          $ 2,303,000            $  (498,000)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                     24,000                 46,000
     Gain on sale of assets of discontinued operations                                 -                (45,000)
     Equity in operations of unconsolidated affiliates                           (68,000)               (43,000)
     Increase in impairment reserve                                               12,000                      -
     Non cash compensation expense                                                50,000                 57,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                    (2,000)                     -
     Increase in accounts receivable, prepaid expenses and
        other current assets                                                     (12,000)               (66,000)
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                          (427,000)                 4,000
                                                                       ------------------    -------------------
     Net cash provided by (used in) operating activities                     $ 1,880,000            $  (545,000)
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