Form 10-Q
period 2004-06-30
BEARD CO /OK
filed 2004-08-16
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2004 or

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2004.


                  Common Stock $.0006665 par value - 4,657,690

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                            Page
                                                                         ----
Item 1.   Financial Statements............................................3

    Balance Sheets - June 30, 2004 (Unaudited) and
       December 31, 2003..................................................3

    Statements of Operations - Three Months and Six Months
       ended June 30, 2004 and 2003 (Unaudited)...........................4

    Statements of Shareholders' Equity (Deficiency) - Year ended
       December 31, 2003 and Six Months ended June 30, 2004 (Unaudited)...5

    Statements of Cash Flows - Six Months ended
       June 30, 2004 and 2003 (Unaudited).................................6

    Notes to Financial Statements (Unaudited).............................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....22

Item 4.   Controls and Procedures........................................22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................23

Item 2.   Changes in Securities and Use of Proceeds......................23

Item 3.   Defaults Upon Senior Securities................................23

Item 4.   Submission of Matters to a Vote of Security Holders............24

Item 5.   Other Information..............................................25

Item 6.   Exhibits and Reports on Form 8-K...............................25

Signatures...............................................................26

PART 1.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                                Balance Sheets
                               June 30, 2004 (Unaudited) and December 31, 2003
                                                                      June 30,             December 31,
                                   Assets                               2004                   2003
                                                                ---------------------  ---------------------
 Current assets:
     Cash and cash equivalents                                  $            431,000   $            216,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2004 and 2003                              102,000                 89,000
     Prepaid expenses and other assets                                       277,000                 34,000
     Assets of discontinued operations held for sale                          40,000                 55,000
                                                                ---------------------  ---------------------
             Total current assets                                            850,000                394,000
                                                                ---------------------  ---------------------
 Investments and other assets                                                103,000                 81,000

Property, plant and equipment, at cost                                     1,865,000              1,843,000
     Less accumulated depreciation, depletion and amortization             1,418,000              1,392,000
                                                                ---------------------  ---------------------
             Net property, plant and equipment                               447,000                451,000
                                                                ---------------------  ---------------------
Intangible assets, at cost                                                   131,000                183,000
     Less accumulated amortization                                            92,000                168,000
                                                                ---------------------  ---------------------
             Net intangible assets                                            39,000                 15,000
                                                                ---------------------  ---------------------
                                                                $          1,439,000   $            941,000
                                                                =====================  =====================

             Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Trade accounts payable                                     $             73,000   $            133,000
     Accrued expenses                                                        340,000                325,000
     Short-term debt                                                           1,000                 32,000
     Short-term debt - related entities                                            -                661,000
     Current maturities of long-term debt                                    121,000                  5,000
     Current maturities of long-term debt - related entities                 162,000                      -
     Liabilities of discontinued operations held for sale                     99,000                 92,000
                                                                ---------------------  ---------------------
             Total current liabilities                                       796,000              1,248,000
                                                                ---------------------  ---------------------
Long-term debt less current maturities                                       385,000              1,215,000

Long-term debt - related entities                                          3,347,000              3,668,000

Other long-term liabilities                                                  140,000                143,000

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares, issued
        and outstanding                                                      889,000                889,000
     Common stock of $.0006665 par value per share; 15,000,000
        shares authorized; 4,657,690 shares issued and outstanding             3,000                  3,000
     Capital in excess of par value                                       38,045,000             37,941,000
     Accumulated deficit                                                 (42,151,000)           (44,151,000)
     Accumulated other comprehensive loss                                    (15,000)               (15,000)
                                                                ---------------------  ---------------------
             Total shareholders' equity (deficiency)                      (3,229,000)            (5,333,000)
                                                                ---------------------  ---------------------
Commitments and contingencies (note 7)
                                                                $          1,439,000   $            941,000
                                                                =====================  =====================

See accompanying notes to financial statements.


                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                       (Unaudited)
                                                          For Three Months Ended             For Six Months Ended
                                                      -------------------------------   -------------------------------
                                                        June 30,         June 30,         June 30,         June 30,
                                                          2004             2003             2004             2003
                                                      --------------  ---------------   --------------  ---------------
Revenues:
    Coal reclamation                                  $      18,000   $            -    $      18,000   $       42,000
    Carbon dioxide                                          163,000          116,000          326,000          243,000
    China                                                         -                -                -                -
    e-Commerce                                                4,000                -           29,000           25,000
    Other                                                         -            1,000                -            1,000
                                                      --------------  ---------------   --------------  ---------------
                                                            185,000          117,000          373,000          311,000
                                                      --------------  ---------------   --------------  ---------------
Expenses:
    Coal reclamation                                        138,000          139,000          274,000          270,000
    Carbon dioxide                                           45,000           31,000           76,000           64,000
    China                                                   143,000          167,000          277,000          337,000
    e-Commerce                                               30,000           27,000           58,000           59,000
    Other                                                     2,000            3,000           12,000           18,000
    Selling, general and administrative                     231,000          239,000          430,000          448,000
    Depreciation, depletion & amortization                   15,000           52,000           38,000           98,000
                                                      --------------  ---------------   --------------  ---------------
                                                            604,000          658,000        1,165,000        1,294,000
                                                      --------------  ---------------   --------------  ---------------
Operating profit (loss):
    Coal reclamation                                       (121,000)        (139,000)        (256,000)        (228,000)
    Carbon dioxide                                          108,000           76,000          230,000          160,000
    China                                                  (144,000)        (167,000)        (278,000)        (338,000)
    e-Commerce                                              (27,000)         (29,000)         (32,000)         (37,000)
    Other, primarily corporate                             (235,000)        (282,000)        (456,000)        (540,000)
                                                      --------------  ---------------   --------------  ---------------
                                                           (419,000)        (541,000)        (792,000)        (983,000)
Other income (expense):
    Interest income                                               -            1,000            1,000            1,000
    Interest expense                                       (138,000)        (135,000)        (259,000)        (263,000)
    Equity in operations of unconsolidated affiliates        70,000           57,000          138,000          109,000
    Gain on settlement                                      117,000                -        2,943,000                -
    Gain on sale of assets                                   73,000            1,000           76,000            1,000
    Other                                                     2,000           (5,000)          (5,000)          (5,000)
                                                      --------------  ---------------   --------------  ---------------

Earnings (loss) from continuing operations
    before income tax benefit (expense)                    (295,000)        (622,000)       2,102,000       (1,140,000)
Income tax benefit (expense)                                (12,000)               -         (109,000)               -
                                                      --------------  ---------------   --------------  ---------------

Earnings (loss) from continuing operations                 (307,000)        (622,000)       1,993,000       (1,140,000)

    Earnings (loss) from discontinued operations              4,000          (15,000)           7,000            5,000
                                                      --------------  ---------------   --------------  ---------------
Net earnings (loss)                                   $    (303,000)  $     (637,000)   $   2,000,000   $   (1,135,000)
                                                      ==============  ===============   ==============  ===============

Net earnings (loss) per average common share outstanding:
    Basic:
       Earnings (loss) from continuing operations     $       (0.06)  $        (0.14)   $        0.38   $        (0.26)
       Loss from discontinued operations                       0.00            (0.00)            0.00             0.00
                                                      --------------  ---------------   --------------  ---------------
       Net earnings (loss)                            $       (0.06)  $        (0.14)   $        0.38   $        (0.26)
                                                      ==============  ===============   ==============  ===============

Net earnings (loss) per average common share outstanding:
    Diluted:
       Earnings (loss) from continuing operations     $       (0.06)  $        (0.14)   $        0.33   $        (0.26)
       Loss from discontinued operations                       0.00            (0.00)            0.00             0.00
                                                      --------------  ---------------   --------------  ---------------
       Net earnings (loss)                            $       (0.06)  $        (0.14)   $        0.33   $        (0.26)
                                                      ==============  ===============   ==============  ===============

Weighted average common shares outstanding<F1>:
    Basic                                                 5,239,000        4,545,000        5,239,000        4,429,000
                                                      ==============  ===============   ==============  ===============
    Diluted                                               5,239,000        4,545,000        6,137,000        4,429,000
                                                      ==============  ===============   ==============  ===============

<F1>
     Adjusted to reflect 2-for-1 stock split effective August 6, 2004.

See accompanying notes to financial statements.


                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                               Accumulated                Common
                                                                   Capital in                    Other                 Shareholders'
                                             Preferred   Common     Excess of    Accumulated  Comprehensive  Treasury     Equity
                                              Stock       Stock     Par Value     Deficit       Income        Stock     (Deficiency)
                                            ----------  ---------- ------------ ------------- ------------- ---------- -------------
Balance, December 31, 2002                  $       -   $   3,000  $ 38,207,000 $(41,182,000) $( 15,000)  $(1,846,000)  $(4,833,000)

  Net loss                                          -           -             -   (1,611,000)         -             -    (1,611,000)
  Comprehensive income:
  Foreign currency translation
    adjustment                                      -           -             -            -          -             -             -

                                                                                                                        ------------
Comprehensive loss                                  -           -             -            -          -             -    (1,611,000)
                                                                                                                        ------------

Expiration of mandatory redemption
  option for preferred stock                  889,000           -             -            -          -             -       889,000

Issuance of stock warrants                          -           -        24,000            -          -             -        24,000

Reservation of shares pursuant to deferred
  compensation plan                                 -           -       198,000            -          -             -       198,000

Issuance of shares pursuant to termination
  of deferred stock compensation plan               -           -      (488,000)  (1,358,000)         -     1,846,000             -
                                            ----------  ---------- ------------ ------------- -----------  ------------ ------------

Balance, December 31, 2003                    889,000       3,000    37,941,000  (44,151,000)  ( 15,000)            -    (5,333,000)

  Net earnings, six months ended June 30, 2004
    (unaudited)                                     -           -             -    2,000,000          -             -     2,000,000
  Comprehensive income:
    Foreign currency translation
      adjustment (unaudited)                        -           -             -            -          -             -             -

                                                                                                                        ------------
Comprehensive loss (unaudited)                      -           -             -            -          -             -     2,000,000
                                                                                                                        ------------

Issuance of stock warrants (unaudited)              -           -         5,000            -          -             -         5,000

Reservation of shares pursuant to deferred
  compensation plan (unaudited)                     -           -        99,000            -          -             -        99,000
                                            ----------  ---------- ------------ ------------- -----------  ------------ ------------
Balance, June 30, 2004 (unaudited)          $ 889,000   $   3,000  $ 38,045,000 $(42,151,000) $( 15,000)   $        -   $(3,229,000)
                                            ==========  ========== ============ ============= ===========  ============ ============

See accompanying notes to financial statements.


                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                   (Unaudited)
                                                                               For the Six Months Ended
                                                                        ----------------------------------------
                                                                          June 30, 2004         June 30, 2003
                                                                        ----------------------------------------
Operating activities:
     Cash received from customers                                       $         359,000     $         283,000
     Gain on settlement                                                         2,943,000                     -
     Cash paid to suppliers and employees                                      (1,383,000)           (1,144,000)
     Interest received                                                              1,000                 1,000
     Interest paid                                                               (606,000)              (72,000)
     Operating cash flows of discontinued operations                               14,000               (22,000)
                                                                        ------------------    ------------------
          Net cash provided by (used in) operating activities                   1,328,000              (954,000)
                                                                        ------------------    ------------------

Investing activities:
     Acquisition of property, plant and equipment                                 (20,000)              (18,000)
     Proceeds from sale of assets                                                 126,000                 1,000
     Proceeds from sale of assets of discontinued operations                       49,000               216,000
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                                            -                (1,000)
     Investment in and advances to fifty percent-owned
        subsidiary in China                                                             -               (35,000)
     Advances for notes receivable                                                      -                (2,000)
     Payments on notes receivable                                                       -                 2,000
     Other                                                                       (132,000)               99,000
                                                                        ------------------    ------------------
          Net cash provided by investing activities                                23,000               262,000
                                                                        ------------------    ------------------

Financing activities:
     Proceeds from term notes                                                     650,000               874,000
     Payments on line of credit and term notes                                 (1,393,000)             (303,000)
     Proceeds from related party debt                                             715,000               376,000
     Payments on related party debt                                            (1,073,000)             (192,000)
     Capitalized costs associated with issuance of debt                           (36,000)              (66,000)
     Other                                                                          1,000                     -
                                                                        ------------------    ------------------
          Net cash provided by (used in) financing activities                  (1,136,000)              689,000
                                                                        ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                              215,000                (3,000)

Cash and cash equivalents at beginning of period                                  216,000                79,000
                                                                        ------------------    ------------------

Cash and cash equivalents at end of period                              $         431,000     $          76,000
                                                                        ==================    ==================

Continued

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                   (Unaudited)


Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities:

                                                                                 For the Six Months Ended
                                                                        ----------------------------------------
                                                                          June 30, 2004         June 30, 2003
                                                                        ----------------------------------------

Net earnings (loss)                                                     $       2,000,000     $      (1,135,000)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                      38,000                98,000
     Gain on sale of assets                                                       (76,000)               (1,000)
     Gain on sale of assets of discontinued operations                            (21,000)              (51,000)
     Equity in operations of unconsolidated affiliates                           (138,000)             (109,000)
     Noncash compensation expense                                                 104,000                80,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                     (3,000)               (7,000)
     Other                                                                          9,000                 1,000
     (Increase) decrease in accounts receivable, prepaid expenses
        and other current assets                                                  (56,000)               16,000
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                           (529,000)              154,000
                                                                        ------------------    ------------------
     Net cash provided by (used in) operating activities                $       1,328,000     $        (954,000)
                                                                        ==================    ==================

See accompanying notes to financial statements.


                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             June 30, 2004 and 2003
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies

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

     The results of operations for the three and six-month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     All share, per share and exercise price figures referred to have been adjusted to reflect the 2-for-1 stock split effective August 6, 2004.

     Reclassifications
     -----------------
     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern

     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations had declined in each of the four preceding years, they increased in 2004. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. Meanwhile, the Coal Segment is currently pursuing a number of different projects, which are in various stages of negotiation. Due to the significant improvement in market conditions in the coal industry in recent months the Company now expects to commence at least two, and possibly three, of these projects by year-end. If such projects materialize as expected it will enable the segment to achieve profitability for the first time since 1998 and we expect that this will enable the segment to remain profitable for a number of years. The exact timing of the projects is uncertain but, subject to finalizing the definitive agreements, all three projects are considered to have a high probability of activity. (See "Additional Details" below).

     Moreover, the long-awaited Settlement in the McElmo Dome litigation has now been received. A total of $1,162,000 was received on July 31, 2003, $2,826,000 was received on March 26, 2004, and $117,000 was received on May 12, 2004. Receipt of the Settlement substantially increases the likelihood that 2004 will be a profitable year while at the same time enhancing the Company's liquidity and bolstering its balance sheet ratios. The Company is continuing to pursue financing for fertilizer projects in China. Such efforts have not been successful to date; accordingly, the Company has broadened its efforts to include the pursuit of funding for a mini-plant to serve as a demonstration plant for our licensed technology. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable in 2004, the Company believes the arrangement has the potential to make the segment profitable in 2005 and subsequent years.

     Beginning in January 2002 and continuing through June 30, 2004, the Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President each deferred a major portion of their base salary into the Company's deferred stock compensation plans (the "DSC Plans"), and the Company's outside directors deferred all of their directors' fees into such plans. The Chairman of Beard Technologies has deferred a portion of his salary until the first coal project is generating positive cash flow. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. In addition, four private debt placements raised gross proceeds of $3,029,000 during such period. The fourth debt placement totaling $1,200,000, was completed in June of 2004. The offering raised a net of $1,163,000 of working capital, after reductions for expenses, for the Company. The notes were accompanied by warrants to purchase a total of 480,000 shares of Beard Company stock at exercise prices ranging from $0.135 to $0.23 per share. The notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4%, with a floor of 10%. The Company will pay interest only until November 30, 2004 and will then amortize the notes with equal payments of principal and interest over the ensuing eight quarters. The note holders will also collectively receive at maturity a bonus/production payment equivalent to approximately $1 per ton for the coal recovered during the term of the notes from one of the reclamation projects which the Company expects to commence prior to year-end. The total amount for the bonus/production payment is expected to equal $568,000. As a result of the estimated bonus/production payment, these notes have an effective interest rate of 29%. These borrowings were supplemented in November of 2003 by a loan of $200,000 from a related party, in December of 2003 by a loan of $103,000 from an unconsolidated subsidiary, and in February and March of 2004 by a $125,000 loan from a local bank. All three of these loans were repaid in the 2004 second quarter. These measures enabled the Company to continue operating until the Settlement was finalized. As a result there has been a substantial amount of dilution to the Company's common equity. During such period 1,158,000 warrants were issued in connection with the private debt placements, and 1,130,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plans. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals. Termination of two of the DSC Plans resulted in the issuance of 1,000,000 common shares in 2003, leaving 581,000 Stock Units accrued in the remaining plan at June 30, 2004.

     The Company is preparing to commence another private debt placement which is targeted to raise a total of $1,800,000 to $2,700,000 if fully subscribed. This offering, if successfully concluded, will provide the equity needed to secure USDA financing for one of the coal projects which the Company expects to commence during the fourth quarter of 2004. The securities offered in the upcoming private debt placement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

     Additional Details
     ------------------
     Following receipt of the second installment of the McElmo Dome Settlement, the Company paid down $2,620,000 of its indebtedness which totaled $5,581,000 at year-end 2003. Cash and cash equivalents increased from $216,000 at December 31, 2003, to $431,000 at June 30, 2004.

     The Company's principal business is coal slurry pond reclamation, and this is where management's operating attention is primarily focused. The Coal Segment is currently pursuing a number of different projects. In mid-July the Company announced that Beard Technologies had signed an agreement with a subsidiary of DTE Energy Company, a New York Stock Exchange listed company based in Detroit, Michigan. Beard Technologies will provide the expertise, labor, materials and certain necessary equipment to provide dredging services for the other party during the intial two-year agreement term. The term is extendible at the other party's option for an additional term of up to four years. Work on this project has already started and is currently generating profits and positive cash flow. The Company expects to finalize the definitive agreement on another project shortly, and to commence work on this project immediately thereafter. The Company anticipates financing this project through a loan from the U.S. Department of Agriculture with funds from the new debt placement providing the equity needed to secure the loan. In addition, several other projects are in various stages of negotiation. However, except for the first project, no definitive contracts have as yet been signed on any of the projects. There is no assurance that the required financing will be obtained or that any of these additional projects will materialize.

     The China Segment has obtained exclusive license agreements for two composting technologies and has been pursuing financing for fertilizer projects in several different areas. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved. During the last 90 days the segment has spent considerable time designing a mini-plant which will (i) cost approximately $1,600,000, and (ii) serve as the show case for the segment's technology. The Company will be seeking financing for this plant during the fourth quarter of 2004. To date no financing commitments have been received, and there is no assurance that such financing efforts will be successful.

     In addition, in April of 2004, the Company received cash of approximately $122,000 from the sale of a portion of the property in a real estate limited partnership. The Company also generated cash of $50,000 from the sale of assets from two of its discontinued segments during the first six months of 2004, and expects to generate at least $65,000 more from the disposition of the remaining assets by year-end. It also has certain other assets it can sell to generate cash if necessary.

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

(3)  Discontinued Operations

     ITF Segment
     -----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment. ITF recorded no revenues or losses for the first half of 2004. The segment also recorded no revenues for the first six months of 2003 and incurred $3,000 of income and $5,000 of losses for the three and six-month periods, respectively. The 2003 losses were charged to operations.

     As of June 30, 2004, the ITF Segment had no significant assets or liabilities.

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

     The Company recorded no revenues for either of the three or six-month periods ended June 30, 2004 or 2003. The Company recorded $6,000 and $21,000 in earnings for the three and six-month periods ending June 30, 2004 primarily as a result of the sale of equipment, and charged operating losses of $1,000 and $4,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2004 three and six-month periods, respectively. The net losses for the three and six-month periods ended June 30, 2003 were $4,000 and $7,000, respectively, and were charged against the loss accrual.

     As of June 30, 2004, the significant assets related to the operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $58,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the remaining assets and expects the disposition to be completed by December 31, 2004.

     WS Segment
     ----------
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first half of 2004 or 2003. Beard's share of operating results from the discontinued segment were losses of $1,000 and $13,000 for the three and six-month periods ended June 30, 2004, respectively. Beard recorded a loss of $17,000 and income of $11,000 for the three and six-month periods ended June 30, 2003, respectively. Included in these results was a $45,000 gain on the sale of equipment recorded in the first quarter of 2003.

     As of June 30, 2004, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $39,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $41,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2004.

(4)  Convertible Preferred Stock

     Effective January 1, 2003, the Company's preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.35093926 shares on August 9, 2004 (total of 288,149 shares). The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

     Diluted loss per share from continuing operations in the statements of operations for the three and six-month periods ended June 30, 2003 and the three month period ended June 30, 2004 exclude potential common shares issuable upon conversion of convertible preferred stock as the effect would be anti-dilutive. Diluted earnings (loss) per share for the same periods exclude potential common shares issuable upon exercise of stock options and warrants, as the effect would be anti-dilutive.

     The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                           For the Three Months Ended               For the Six Months Ended
                                       -------------------------------------  ----------------------------------
                                           June 30,           June 30,              June 30,         June 30,
                                             2004              2003                   2004            2003
                                       -------------------------------------  ----------------------------------
     Basic EPS:
       Weighted average common
        shares outstanding                    4,657,690           4,358,086          4,657,690        4,242,064
       Shares in deferred stock
        compensation plan treated
        as common stock equivalents             580,904             187,160            580,904          187,160
                                       -------------------------------------  ----------------------------------
                                              5,238,594          4,,545,246          5,238,594        4,429,224
                                       =====================================  ==================================
     Diluted EPS:
       Weighted average common
        shares outstanding                    4,657,690           4,358,086          4,657,690        4,242,064
       Shares in deferred stock
        compensation plan treated
        as common stock equivalents             580,904             187,160            580,904          187,160
       Convertible Preferred Shares
        considered to be common
        stock equivalents                             -                   -            288,149                -
       Warrants issued in connection
        with debt offerings treated
        as common stock equivalents                   -                   -            610,000                -
                                       -------------------------------------  ----------------------------------
                                              5,238,594           4,545,246          6,136,743        4,429,224
                                       =====================================  ==================================


(6)  Income Taxes

     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a provision of $12,000 and $97,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2004, respectively. The Company recorded no provision for taxes for the three or six-month periods ended June 30, 2003.

     At June 30, 2004, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                    Expiration
                                                       Date          Amount
                                                       ----          ------
Federal regular tax operating loss carryforwards     2004-2008      $ 52,700

Tax depletion carryforward                          Indefinite       $ 3,400


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

     The Company has no liability under the indemnity obligation unless the accumulated damage or loss incurred by the Buyer or its assignees in connection with such Claims exceeds $250,000 in the aggregate. The maximum amount of future payments that could be required under the indemnity has no limitation. The principal exposure under the obligation would have been for any environmental problems which existed, at the time of the sale, on the oil and gas properties sold. If any Claims were to be made at this point they would presumably need to be made first against any and all of the subsequent owners of the properties involved; if any liability was then determined to exist it would presumably be assigned first to such subsequent owners. In the event the Company should be required to pay an amount under this obligation, it does not believe any of such amount could be recovered from third parties. However, during the over 10 years since the date of the Restructure there have been no Claims, and the Company has no reason to believe that there will be any. For these reasons, no reserve has ever been established for the liability, because no liability is believed to exist.

(8)  Business Segment Information

     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first six months of 2004 and 2003: Coal, Carbon Dioxide, China and e-Commerce.

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


                                                Carbon
                                     Coal       Dioxide        China        e-Commerce   Totals
                                     ----       -------        -----        ----------   ------
      Three months ended
      ------------------
        June 30, 2004
        -------------
     Revenues from
       external  customers           $    18     $  163        $    -        $    4     $  185
     Segment profit (loss)              (121)       108          (144)          (27)      (184)

      Three months ended
      ------------------
        June 30, 2003
        -------------
     Revenues from
       external  customers           $     -     $  116        $    -        $    -     $  116
     Segment profit (loss)              (139)        76          (167)          (29)      (259)

       Six months ended
       ----------------
        June 30, 2004
        -------------
     Revenues from
       external  customers            $   18     $  326        $    -        $   29     $  373
     Segment profit (loss)              (256)       230          (278)          (32)      (336)
     Segment assets                       38        467            49             8        562

       Six months ended
       ----------------
        June 30, 2003
        -------------
     Revenues from
       external  customers            $   42     $  243        $    -        $   25     $  310
     Segment profit (loss)              (228)       160          (338)          (38)      (444)
     Segment assets                       27        479            57            13        576


     Reconciliation of total reportable segment loss to consolidated earnings
     (loss) from continuing operations before income taxes is as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                            For the Three Months          For the Six Months
                                                                   Ended                         Ended
                                                      -----------------------------  -----------------------------
                                                          June 30,        June 30,    June 30,       June 30,
                                                            2004            2003        2004           2003
                                                      --------------   -----------   ------------   -------------
      Total loss for reportable segments                  $    (184)      $  (259)      $   (336)      $   (444)
      Net corporate income (expenses) not allocated
             to segments                                       (111)         (363)          2,438          (696)
                                                      -----------------------------------------------------------
           Total consolidated earnings (loss) for
               continuing operations                      $    (295)      $  (622)      $   2,102      $ (1,140)
                                                      ===========================================================


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2003 and results of operations for the quarter ended June 30, 2004, compared to the prior year second quarter and the six months ended June 30, 2004 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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


     Material changes in financial condition - June 30, 2004 as compared with December 31, 2003.

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                 June 30,         December 31,       Increase
                                   2004               2003          (Decrease)
                                   ----               ----          ----------
Cash and cash equivalents     $    431,000       $    216,000       $    215,000

Working capital               $     54,000       $   (854,000)      $    908,000

Current ratio                    1.07 to 1          0.32 to 1


     During the first six months of 2004, the Company increased its working capital by $908,000 from $(854,000) as of December 31, 2003. The Company received a total of $2,943,000 from the second and third installments of the McElmo Dome Settlement. The Company used $2,620,000 to repay debt and accrued interest, including $1,348,000 to related parties. The Company placed it's 10% Participating Notes, which infused over $1,163,000 in working capital in the first half of 2004. Related entities purchased $700,000 of the 10% Participating Notes. Proceeds from the sale of assets totaled $175,000 during the first half of 2004. Net revenue from the Company's interest in its CO2 producing properties provided $230,000 of working capital for the first half of 2004. $256,000 of working capital were used to help fund the operations of the Coal Segment. The China Segment utilized over $278,000 of working capital. $32,000 were used to fund the startup activities of the e-Commerce Segment. The Company received distributions of $68,000 from other investments, including Cibola. The remainder of the working capital was utilized to fund other operations.

     In 2002 the Company supplemented its $300,000 credit line with a commercial bank by arranging for an increase in its credit line from an affiliate of the Company's chairman. The long-term line of credit from the related party was increased from $2,250,000 in September of 2001 to $3,000,000 in October of 2002 to provide additional working capital, and was supplemented by a $150,000 short-term line of credit from the same party in November of 2002, which was increased to $375,000 in November of 2003. These lines were supplemented by (i) four private placements of notes and warrants totaling $3,029,000 which were completed in 2002, in February and July of 2003 and June of 2004, and (ii) loans totaling $303,000 from a related party and an unconsolidated subsidiary in November and December of 2003 and (iii) borrowings on a line of credit from a bank totaling $125,000 in February and March of 2004. Such funds were needed to provide additional working capital, improve liquidity and to bridge the gap until the distribution of the McElmo Dome settlement had been completed. In addition, the Company has been disposing of the remaining assets from its discontinued segments as opportunities have become available and is continuing to pursue the sale of the few remaining assets.

     Receipt of the settlement from the McElmo Dome litigation has significantly improved the Company's balance sheet, income statement, and debt ratios. The Company received $1,162,000 of the settlement on July 31, 2003, $2,826,000 on March 26, 2004, and $117,000 on May 12, 2004. Upon receipt of the second installment of the settlement, the Company was able to eliminate $2,620,000 of its total indebtedness and accrued interest.

     The Company's principal business is coal slurry pond reclamation, and this is where management's operating attention is primarily focused. The Coal Segment is currently pursuing a number of different projects. In mid-July the Company announced that Beard Technologies had signed an agreement with a subsidiary of DTE Energy Company, a New York Stock Exchange listed company based in Detroit, Michigan. Beard Technologies will provide the expertise, labor, materials and certain necessary equipment to provide dredging services for the other party during the intial two-year agreement term. The term is extendible at the other party's option for an additional term of up to four years. Work on this project has already started and is currently generating profits and positive cash flow. The Company expects to finalize the definitive agreement on another project shortly, and to commence work on this project immediately thereafter. The Company anticipates financing this project through a loan from the U.S. Department of Agriculture with funds from the new debt placement providing the equity needed to secure the loan. The securities offered in this new debt placement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In addition, several other projects are in various stages of negotiation. However, except for the first project, no definitive contracts have as yet been signed on any of the projects. There is no assurance that the required financing will be obtained or that any of these additional projects will materialize.

     The China Segment has obtained exclusive license agreements for two composting technologies and has been pursuing financing for fertilizer projects in several different areas. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved. During the last 90 days the segment has spent considerable time designing a mini-plant which will (i) cost approximately $1,600,000, (ii) be expected to generate a high return on investment and (iii) serve as the show case for the segment's technology. The Company will be seeking financing for this plant during the fourth quarter of 2004. To date no financing commitments have been received, and there is no assurance that such financing efforts will be successful.

     The Company is preparing to commence another private debt placement which is targeted to raise a total of $1,800,000 to $2,700,000 if fully subscribed. This offering, if successfully concluded, will provide the equity needed to secure USDA financing for one of the coal projects which the Company expects to commence during the fourth quarter of 2004. The securities offered in the upcoming private debt placement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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


     Material changes in results of operations - Quarter ended June 30, 2004 as compared with the Quarter ended June 30, 2003.

     The net loss for the second quarter of 2004 was $303,000 compared to $637,000 for the 2003 second quarter. Continuing operations posted a net loss of $307,000 compared to a loss from continuing operations of $622,000 for the same period in 2003. In addition, the Company's discontinued operations had income of $4,000 for the second quarter of 2004 compared to a loss of $15,000 for the second quarter of 2003.

     The Coal Segment's revenues of $18,000 accounted for the decrease in the segment's operating loss to $121,000 for the second quarter of 2004 compared to $139,000 for the second quarter of 2003. The operating profit in the CO2 Segment increased $32,000. The China Segment's loss for the second quarter of 2004 totaled $144,000 compared to $167,000 for the same period in 2003. The e-Commerce Segment incurred operating losses of $27,000 for the second quarter of 2004 compared to $29,000 in the second quarter of 2003. The operating loss in Other activities for the second quarter of 2004 decreased $47,000 compared to the same period in 2003. As a result, the operating loss for the current quarter decreased $122,000 to $419,000 versus $541,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                                2004           2003
                                                ----           ----
       Operating profit (loss):
          Coal reclamation                   $(121,000)     $(139,000)
          Carbon dioxide                       108,000         76,000
          China                               (144,000)      (167,000)
          e-Commerce                           (27,000)       (29,000)
                                         --------------- --------------
                   Subtotal                   (184,000)      (259,000)
          Other                               (235,000)      (282,000)
                                         --------------- --------------
                                             $(419,000)     $(541,000)
                                         =============== ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment recorded revenues of $18,000 for the second quarter of 2004 compared to none for the same period in 2003 as a result of performing several consulting and coring jobs in the year 2004. Operating costs decreased $1,000 to $138,000 for the second quarter of 2004 compared to $139,000 for the same period in 2003.

Carbon dioxide

     Second quarter 2004 operations reflected an operating profit of $108,000 compared to $76,000 for the 2003 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $47,000 to $163,000 for the second quarter of 2004 compared to $116,000 for the same period in 2003. The increase in revenue for the current quarter was primarily due to increased pricing, with the Company receiving an average of $0.42 per mcf sold in the 2004 quarter versus $0.33 per mcf in the year earlier quarter.

China

     The China Segment incurred an operating loss of $144,000 for the second quarter of 2004 compared to $167,000 for the same period in 2003. The $23,000 smaller loss for the second quarter of 2004 compared to the same period in 2003 is attributable to lower costs in 2004 associated with the termination of the relationship with a former partner in China partially offset by increased expenses relating to the development of projects to utilize the proprietary composting technology of REUSE.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $27,000 for the second quarter of 2004 versus an operating loss of $29,000 in the prior year quarter. The segment received $4,000 in revenue for the second quarter of 2004 compared to none for the same period in 2003. This was partially offset by a $2,000 increase in operating expenses as the segment continues its efforts to develop business opportunities to leverage its intellectual property portfolio of Internet payment methods and security technologies.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $235,000 for the second quarter of 2004 as compared to $282,000 for the same period of 2003. This decrease in operating losses was due primarily to decreased amortization expense associated with the costs of issuing the 10% subordinated debt capitalized in 2002 and 2003.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased slightly from $239,000 in the second quarter of 2003 to $231,000 for the same period in 2004.

Depreciation, depletion and amortization expenses

     DD&A expense decreased $37,000 from $52,000 in the second quarter of 2003 to $15,000 in the same period of 2004. The decrease was due primarily to decreased amortization expense associated with the capitalized costs of issuing the 10% subordinated debt in 2002 and 2003. The majority of these costs were fully amortized by the third quarter of 2003.

Other income and expenses

     The other income and expenses for the second quarter of 2004 netted to income of $124,000 for the second quarter of 2004 compared to a loss of $81,000 for the same period in 2003. Interest income was down $1,000 for the second quarter of 2004 compared to the same period in 2003. Interest expense was $3,000 higher as a result of the increase in debt, primarily to related parties and the issuance of the subordinated and participating debt.

     The Company's equity in operations of unconsolidated affiliates reflected income of $70,000 for the second quarter of 2004 compared to $57,000 for the same period in 2003. Improved operating results for Cibola Corporation accounted for the increase.

Income taxes

     The Company recorded a provision for federal alternative minimum taxes of $12,000 in the second quarter of 2004 compared to none for the same period in 2003. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment. ITF recorded no revenues or losses for the second quarter of 2004 or 2003. The segment recorded income in the amount of none and $3,000 for the three month periods ending June 30, 2004 and 2003, respectively. Included in this loss was a gain of $5,000 on the sale of the last C-store and associated equipment.

     The ITF Segment had no significant assets or liabilities as of June 30, 2004.

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

     The Company recorded no revenues for either of the three-month periods ended June 30, 2004 or 2003. The Company recorded $6,000 in earnings for the second quarter of 2004; primarily as a result of the sale of equipment, and charged operating losses of $1,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the three months ended June 30, 2004. The net losses for the three-month period ended June 30, 2003 were $4,000, and were charged against the loss accrual.

     As of June 30, 2004, the significant assets related to NABR's operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to NABR's operations consisted primarily of accrued expenses related to the shutdown of operations totaling $58,000. The Company is actively pursuing opportunities to sell NABR's assets and expects the disposition to be completed by December 31, 2004.

WS Segment
----------
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the second quarter of 2004 or 2003. Beard's share of operating results from the discontinued segment was a loss of $1,000 for the three-month period ended June 30, 2004. Beard recorded a loss of $17,000 for the three months ended June 30, 2003.

     As of June 30, 2004, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $39,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $57,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2004.


     Material changes in results of operations - Six months ended June 30, 2004 as compared with the Six months ended June 30, 2003.

     The Company recorded $2,000,000 in net income for the first six months of 2004 compared to a net loss of $1,135,000 the first six months of the prior year. Continuing operations posted earnings of $1,993,000 compared to losses of $1,140,000 for the same period in 2003. In addition, the Company had income of $7,000 and $5,000 from discontinued operations for the first half of 2004 and 2003, respectively.

     Operating results of the Company's primary operating segments are reflected below:

                                             2004                2003
                                        ----------------    ----------------
      Operating profit (loss):
        Coal reclamation                    $ (256,000)         $ (228,000)
        Carbon dioxide                         230,000             160,000
        China                                 (278,000)           (338,000)
        e-Commerce                             (32,000)            (37,000)
                                        ----------------    ----------------
                  Subtotal                    (336,000)           (443,000)
        Other                                 (456,000)           (540,000)
                                        ----------------    ----------------
                   Total                    $ (792,000)         $ (983,000)
                                        ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues decreased $24,000 to $18,000 for the first six months of 2004 compared to $42,000 for the same period in 2003 as the result of fewer small consulting and coring jobs in the year 2004. Operating costs increased $4,000 to $274,000 for the first six months of 2004 compared to $270,000 for the same period in 2004 as a result of increased advertising, travel and other costs. As a result, the operating loss for the first six months of 2004 increased $28,000 to $256,000 compared to $228,000 in the first six months of 2003.

Carbon dioxide

     Operations for the first six months of 2004 resulted in an operating profit of $230,000 compared to a $160,000 operating profit for the 2003 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $83,000 or 34% to $326,000 for the first six months of 2004 compared to $243,000 for the same period in 2003. The Company recorded $12,000 more in operating costs associated with the properties in the first half of 2004 compared to the same period in 2003. Production volumes for the McElmo Dome field increased for the first six months of 2004 compared to the same period in 2003. The increase in revenue for the current six months was due to higher volumes to the Company's interest accompanied by a small increase in pricing, with the Company receiving an average of $0.36 per mcf sold in the first six months of 2004 versus $0.35 per mcf in the year earlier period. Paid volumes were up 75,000 mcf in the current six months versus a year ago.

China

     The China Segment incurred an operating loss of $278,000 for the first half months of 2004 compared to $338,000 for the same period in 2003. The losses are attributable to SG&A expenses as the Company seeks projects to utilize the proprietary composting technology of REUSE.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $32,000 for the first half of 2004 versus an operating loss of $37,000 in the prior year period. A $4,000 increase in revenues accounted for the majority of the change; a $1,000 reduction in operating expenses accounted for the balance.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $456,000 for the first half of 2004 as compared to $540,000 in the same period of 2003. The Company charged $51,000 less in DD&A costs for the six-month period in 2004 compared to the same period in 2003 as the capitalized costs associated with the issuance of the subordinated debt in 2002 and 2003 were fully amortized by the fourth quarter of 2003. The Company also realized smaller reductions in numerous other expense accounts.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 2004 decreased $18,000 to $430,000 from $448,000 for the 2003 six months. The Company realized reductions in numerous SG&A expense accounts, notably $13,000 less in costs related to the issuance of warrants associated with the subordinated debt issued in 2002 and 2003.

Depreciation, depletion and amortization expenses

     DD&A expense decreased $60,000 from $98,000 for the six months ended June 30, 2003 to $38,000 for the same period in 2004. The decrease was due primarily to decreased amortization expense associated with the capitalized costs of issuing the 10% subordinated debt in 2002 and 2003. These costs were fully amortized in the fourth quarter of 2003.

Other income and expense

     The other income and expenses for the first six months of 2004 netted to income of $2,894,000 compared to a loss of $157,000 for the same period in 2003. The Company received $2,826,000 of the McElmo Dome Settlement in March of 2004 and another $117,000 in May of 2004 with no comparable receipts in the first six months of 2003. The Company used $2,620,000 to pay down its debt and associated interest. Interest expense was down $4,000 as a result of the decreased debt. The Company realized gains on sale of assets for the first six months of 2004 totaling $76,000 versus $1,000 in the prior year period.

     The Company's equity in the operations of unconsolidated affiliates netted to income of $138,000 for the first six months of 2004 compared to $109,000 for the same period in 2003. These amounts reflect the improved operating results of Cibola Corporation.

Income taxes

     The Company recorded a provision of $12,000 and $97,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2004, respectively. The Company recorded no provision for taxes for the three or six-month periods ended June 30, 2003.

Discontinued operations

     ITF Segment
     -----------
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended June 30, 2004 as compared with the Quarter ended June 30, 2003" under the "Discontinued Operations - ITF Segment" heading.

     ITF recorded no revenues or losses for the six-month period ended June 30, 2004. ITF's revenues and actual operating losses were none and $5,000, respectively, for the six months ended June 30, 2003. The actual losses for the six months ended June 30, 2003 were charged to operations.

     BE/IM Segment
     -------------
     Complete details concerning the discontinuance of NABR are contained in "Material changes in results of operations - Quarter ended June 30, 2004 as compared with the Quarter ended June 30, 2003" under the "Discontinued Operations - BE/IM Segment" heading.

     The Company recorded $21,000 in earnings for the six-month periods ending June 30, 2004 primarily as a result of the sale of equipment, and charged operating losses $4,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the six months ended June 30, 2004. The revenues and actual loss for the six months ended June 30, 2003 were none and $7,000, respectively. These losses were charged against the loss accrual recorded in 1999.

     WS Segment
     ----------
     Complete details concerning the discontinuance of the Company's natural gas well testing operations in Mexico are contained in "Material changes in results of operations - Quarter ended June 30, 2004 as compared with the Quarter ended June 30, 2003" under the "Discontinued Operations - WS Segment" heading.

     The segment recorded no revenues for the first six months of 2004 or 2003. Beard recorded income of $11,000 for the first six months of 2003 compared to operating losses of $13,000 for the six-month period ended June 30, 2004. The income for 2003 included $45,000 from the sale of assets.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2004, the Company had long-term debt of $4,015,000, including accrued interest to related entities of $24,000. Debt in the amount of $2,785,000 has fixed interest rates; therefore, the Company's interest expense and operating results would not be affected by an increase in market interest rates for this amount. The Company's $1,200,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes will require payment of interest only until November 30, 2004 and the Company will then amortize the Notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates would have increased the Company's interest expense by approximately $1,000. At June 30, 2004, a 10% increase in market interest rates would have reduced the fair value of the Company's long-term debt by $47,000.

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


PART II.     OTHER INFORMATION.

Item 1. Legal Proceedings.

McElmo Dome Litigation
----------------------
     On December 24, 2002, the Tenth Circuit Court of Appeals issued an Opinion affirming the May 2002 decision of the Colorado District Court which approved the Settlement. In March of 2003, objectors to the Settlement filed a Petition for Certiorari asking the U.S. Supreme Court for review. In early June the U.S. Supreme Court denied the Petition and the Settlement became final in July of 2003. The Defendants paid funds to the Settlement Administrator and the Company received its $1,151,000 share of the first installment of the Settlement on July 31, 2003. The second installment, totaling approximately $2,826,000 was received on March 26, 2004 and the third installment of $117,000 was received on May 12, 2004. The Company has expensed its entire share, totaling $450,000, of the costs of the litigation. The Settlement proceeds have resulted in net income of $3,997,000, after alternative minimum taxes presently estimated at $97,000.

     In a separate suit, in which the Company is not a defendant, the parties who objected to the Settlement have sued the managers of the Coalition alleging various claims which defendants have denied. The Coalition has held back approximately $800,000 as a litigation reserve until this matter is resolved to pay for defense of the case and winding up costs of the Coalition. The Company expects that this matter will be resolved in favor of the defendants, and that the Company will ultimately receive an additional $100,000 to $125,000 from the holdback in addition to the three installments described above.

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

Item 2. Changes in Securities.

     Effective January 1, 2003, each share of Beard preferred stock became convertible into Beard common stock. Each share of Beard preferred was convertible into 10.35093926 shares on August 9, 2004 (total of 288,149 shares). The conversion ratio will be adjusted as additional warrants are issued or as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003-2 Deferred Stock Compensation Plan. Fractional shares will not be issued, and cash will be paid in redemption thereof.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Commencing on April 29, 2004, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

     (a) The annual meeting was held on June 15, 2004.

     (b) The business of the meeting included the election of Harlon Martin, Jr. and Herb Mee, Jr. to serve as directors for three-year terms or until their successors have been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

         Allan R. Hallock   (2006)            Ford C. Price    (2006)
         W. M. Beard        (2005)

     To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

     The table below sets forth the voting for election of directors:

                               Votes        Votes       Votes                       Broker
       Name of Nominee          For        Against     Withheld    Abstentions    Non-Votes
       ---------------          ---        -------     --------    -----------    ---------
    Harlon E. Martin, Jr.    2,330,633       -0-         309           -0-           -0-
    Herb Mee, Jr.            2,330,627       -0-         315           -0-           -0-


     (c) At the meeting the stockholders also voted to approve the adoption of The Beard Company 2003-2 Deferred Stock Compensation Plan. The table below sets forth the voting for such proposal:

      Votes              Votes                              Broker
       For              Against         Abstentions       Non-Votes
       ---              -------         -----------       ---------
    1,614,151            7,506             2,911           706,374


     (d) At the meeting the stockholders also voted to approve an amendment to the Certificate of Incorporation of the The Beard Company to increase the authorized common stock. The table below sets forth the voting for such proposal:

      Votes              Votes                              Broker
       For              Against         Abstentions       Non-Votes
       ---              -------         -----------       ---------
    2,277,856            2,799            50,287             -0-


     (e) At the meeting the stockholders also voted to approve an amendment to the Certificate of Incorporation of the The Beard Company to reduce the par value of the authorized common stock by one-half and to effect a two-for-one split of the common stock. The table below sets forth the voting for such proposal:

      Votes              Votes                              Broker
       For              Against         Abstentions       Non-Votes
       ---              -------         -----------       ---------
    2,279,856            50,036            1,050             -0-


Item 5. Other Information.

     Not applicable.

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

10   Material Contracts

10.1 Form of 10% Participating Note due November 30, 2006.

10.2 Form of 2004 Warrant.

10.3 Form of 2004 Production Payment.

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

     (b) Five reports on Form 8-K were filed by the Company during the quarter for which this report is filed. An 8-K filed on May 18, 2004 included a news release announcing the first quarter financial results and the commencement of a $1,200,000 note and warrant offering. An 8-K filed on June 9, 2004 included a news release announcing the placement of $1,200,000 of Participating Notes with Warrants. An 8-K filed on June 17, 2004 reported on the items adopted and information disseminated at the Annual Stockholders Meeting held on June 15, 2004. An 8-K filed on July 16, 2004 included a news release concerning the execution of a services agreement with a major Michigan energy company. An 8-K was filed on July 20, 2004 announcing a 2-for-1 stock split effective August 6, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           (Registrant)   THE BEARD COMPANY

                                           /s/HERB MEE, JR.
(Date)   August 13, 2004                   ___________________________________
                                           Herb Mee, Jr., President and
                                           Chief Financial Officer

                                           /s/JACK A. MARTINE
(Date)   August 13, 2004                   ___________________________________
                                           Jack A. Martine, Controller and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
  No.         Description                      Method of Filing
  ---         -----------                      ----------------

3.1  Certificate of Incorporation of The New   Incorporated herein by reference
     Beard Company as filed with the Secretary of State of Oklahoma on September 20,
     2000.

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

4.2 Settlement Agreement, with Certificate of Incorporated herein by reference Amendment attached thereto, by and among Registrant, Beard Oil, New York Life
     Insurance Company, New York Life
     Insurance and Annuity Company, John
     Hancock Mutual Life Insurance Company,
     Memorial Drive Trust and Sensor Oil &
     Gas, Inc., dated as of April 13, 1995.

10.1 Form of 10% Participating Note due        Filed herewith electronically
     November 30, 2006.

10.2 Form of 2004 Warrant.                     Filed herewith electronically

10.3 Form of 2004 Production Payment.          Filed herewith electronically

31.1 Chief Executive Officer Certification     Filed herewith electronically
     required by Rule 13a-14(a) or Rule
     15d-14(a).

31.2 Chief Financial Officer Certification     Filed herewith electronically
     required by Rule 13a-14(a) or Rule
     15d-14(a).