Form 10-Q/A
period 2004-03-31
BEARD CO /OK
filed 2004-09-13
CIK 909992

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

                                -----------------
                                EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed for the sole purpose of adding certifications pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. No other changes or amendments have been made to the Form 10-Q which is set forth herein in its entirety.

                                -----------------

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

                                (Registrant) THE BEARD COMPANY

                                             /s/Herb Mee, Jr.
(Date)   September 10, 2004                     Herb Mee, Jr., President and
                                                   Chief Financial Officer

                                             /s/Jack A. Martine
(Date)   September 10, 2004                     Jack A. Martine, Controller and
                                                   Chief Accounting Officer


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

31.1       Chief Executive Officer              Incorporated herein by reference
           Certification required by Rule
           13a-14(a) or Rule 15d-14(a).

31.2       Chief Financial Officer              Incorporated herein by reference
           Certification required by Rule
           13a-14(a) or Rule 15d-14(a).

32.1       Chief Executive Officer              Filed herewith electronically
           Certification required by Rule 13a-
           14(b) or Rule 15d-14(b) and Section
           1350 of Chapter 63 of Title 18 of
           the United States Code.

32.2       Chief Financial Officer              Filed herewith electronically
           Certification required by Rule 13a-
           14(b) or Rule 15d-14(b) and Section
           1350 of Chapter 63 of Title 18 of
           the United States Code.