Form 10-Q/A
period 2004-06-30
BEARD CO /OK
filed 2004-09-13
CIK 909992

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

                                -----------------
                                EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed for the sole purpose of adding certifications pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002. No other changes or amendments have been made to the Form 10-Q which is set forth herein in its entirety.

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

                                           (Registrant)   THE BEARD COMPANY

                                           /s/HERB MEE, JR.
(Date)   September 10, 2004                ___________________________________
                                           Herb Mee, Jr., President and
                                           Chief Financial Officer

                                           /s/JACK A. MARTINE
(Date)   September 10, 2004                ___________________________________
                                           Jack A. Martine, Controller and
                                           Chief Accounting Officer

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

10.1 Form of 10% Participating Note due        Incorporated herein by reference
     November 30, 2006.

10.2 Form of 2004 Warrant.                     Incorporated herein by reference

10.3 Form of 2004 Production Payment.          Incorporated herein by reference

31.1 Chief Executive Officer Certification     Incorporated herein by reference
     required by Rule 13a-14(a) or Rule
     15d-14(a).

31.2 Chief Financial Officer Certification     Incorporated herein by reference
     required by Rule 13a-14(a) or Rule
     15d-14(a).

32.1 Chief Executive Officer                   Filed herewith electronically
     Certification required by Rule 13a
     14(b) of Rule 15d-14(b) and Section
     1350 of Chapter 63 of Title 18 of
     the United States Code.

32.2 Chief Financial Officer                   Filed herewith electronically
     Certification required by Rule 13a
     14(b) of Rule 15d-14(b) and Section
     1350 of Chapter 63 of Title 18 of
     the United States Code.