Form 10-Q
period 2004-09-30
BEARD CO /OK
filed 2004-11-22
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission File Number 001-12396


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2004.


                  Common Stock $.0006665 par value - 4,839,565

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----

Item 1.       Financial Statements...........................................3

     Balance Sheets - September 30, 2004 (Unaudited) and
         December 31, 2003...................................................3

     Statements of Operations - Three Months and Nine Months
         ended September 30, 2004 and 2003 (Unaudited).......................4

     Statements of Shareholders' Equity (Deficiency) - Year ended
         December 31, 2003 and Nine Months ended September 30, 2004
         (Unaudited).........................................................5

     Statements of Cash Flows - Nine Months ended
         September 30, 2004 and 2003 (Unaudited).............................6

     Notes to Financial Statements (Unaudited)...............................8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....23

Item 4.       Controls and Procedures.......................................23


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.............................................24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...25

Item 3.       Defaults Upon Senior Securities...............................25

Item 4.       Submission of Matters to a Vote of Security Holders...........25

Item 5.       Other Information.............................................25

Item 6.       Exhibits......................................................25

Signatures..................................................................26

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                                Balance Sheets
                             September 30, 2004 (Unaudited) and December 31, 2003
                                                                    September 30,          December 31,
                                   Assets                               2004                   2003
                                                                 --------------------  ---------------------
Current assets:
     Cash and cash equivalents                                       $       291,000       $        216,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2004 and 2003                              125,000                 89,000
     Prepaid expenses and other assets                                       101,000                 34,000
     Assets of discontinued operations held for sale                          40,000                 55,000
                                                                 --------------------  ---------------------
             Total current assets                                            557,000                394,000
                                                                 --------------------  ---------------------
Investments and other assets                                                 102,000                 81,000

Property, plant and equipment, at cost                                     2,048,000              1,843,000
     Less accumulated depreciation, depletion and amortization             1,433,000              1,392,000
                                                                 --------------------  ---------------------
             Net property, plant and equipment                               615,000                451,000
                                                                 --------------------  ---------------------
Intangible assets, at cost                                                   134,000                183,000
     Less accumulated amortization                                            97,000                168,000
                                                                 --------------------  ---------------------
             Net intangible assets                                            37,000                 15,000
                                                                 --------------------  ---------------------

                                                                     $     1,311,000       $        941,000
                                                                 ====================  =====================

              Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Trade accounts payable                                          $       192,000       $        133,000
     Accrued expenses                                                        405,000                325,000
     Short-term debt                                                               -                 32,000
     Short-term debt - related entities                                            -                661,000
     Current maturities of long-term debt                                    181,000                  5,000
     Current maturities of long-term debt - related entities                 246,000                      -
     Liabilities of discontinued operations held for sale                     96,000                 92,000
                                                                 --------------------  ---------------------
             Total current liabilities                                     1,120,000              1,248,000
                                                                 --------------------  ---------------------
Long-term debt less current maturities                                       324,000              1,215,000

Long-term debt - related entities                                          3,319,000              3,668,000

Other long-term liabilities                                                  195,000                143,000

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
       5,000,000 shares authorized; 27,838 shares, issued
       and outstanding                                                       889,000                889,000
     Common stock of $.0006665 and $.001333 par value per share;
        15,000,000 and 7,500,000 authorized; 4,657,690 and 2,328,845
        shares issued and outstanding in 2004 and 2003, respectively           3,000                  3,000
     Capital in excess of par value                                       38,139,000             37,941,000
     Accumulated deficit                                                 (42,663,000)           (44,151,000)
     Accumulated other comprehensive loss                                    (15,000)               (15,000)
                                                                 --------------------  ---------------------
             Total shareholders' equity (deficiency)                      (3,647,000)            (5,333,000)
                                                                 --------------------  ---------------------
Commitments and contingencies (note 7)
                                                                     $     1,311,000       $        941,000
                                                                 ====================  =====================

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                       (Unaudited)
                                                          For Three Months Ended            For Nine Months Ended
                                                      -------------------------------   -------------------------------
                                                      September 30,   September 30,     September 30,    September 30,
                                                          2004             2003             2004             2003
                                                      --------------  ---------------   --------------   --------------
Revenues:
    Coal reclamation                                  $      52,000   $       17,000    $      70,000    $      59,000
    Carbon dioxide                                          197,000          120,000          523,000          363,000
    China                                                         -                -                -                -
    e-Commerce                                                    -                -           29,000           25,000
    Other                                                         -                -                -            1,000
                                                      --------------  ---------------   --------------   --------------
                                                            249,000          137,000          622,000          448,000
                                                      --------------  ---------------   --------------   --------------
Expenses:
    Coal reclamation                                        230,000          139,000          504,000          409,000
    Carbon dioxide                                           27,000           26,000          103,000           90,000
    China                                                   134,000          189,000          411,000          526,000
    e-Commerce                                               31,000           28,000           89,000           87,000
    Other                                                     6,000            4,000           18,000           22,000
    Selling, general and administrative                     205,000          220,000          635,000          668,000
    Depreciation, depletion & amortization                   25,000           50,000           63,000          148,000
    Impairment of long-lived assets                               -           64,000                -           64,000
                                                      --------------  ---------------   --------------   --------------
                                                            658,000          720,000        1,823,000        2,014,000
                                                      --------------  ---------------   --------------   --------------
Operating profit (loss):
    Coal reclamation                                       (185,000)        (122,000)        (441,000)        (350,000)
    Carbon dioxide                                          160,000           85,000          390,000          245,000
    China                                                  (133,000)        (188,000)        (411,000)        (526,000)
    e-Commerce                                              (33,000)         (30,000)         (65,000)         (67,000)
    Other, primarily corporate                             (218,000)        (328,000)        (674,000)        (868,000)
                                                      --------------  ---------------   --------------   --------------
                                                           (409,000)        (583,000)      (1,201,000)      (1,566,000)
Other income (expense):
    Interest income                                           1,000            1,000            2,000            2,000
    Interest expense                                       (156,000)        (136,000)        (415,000)        (399,000)
    Equity in operations of unconsolidated affiliates        73,000           61,000          211,000          170,000
    Gain on settlement                                            -        1,151,000        2,943,000        1,151,000
    Gain on sale of assets                                   11,000                -           87,000            1,000
    Other                                                    (2,000)        (220,000)          (7,000)        (225,000)
                                                      --------------  ---------------   --------------   --------------

Earnings (loss) from continuing operations
    before income taxes                                    (482,000)         274,000        1,620,000         (866,000)
Income taxes                                                (27,000)               -         (136,000)               -
                                                      --------------  ---------------   --------------   --------------

Earnings (loss) from continuing operations                 (509,000)         274,000        1,484,000         (866,000)

    Loss from discontinued operations                        (3,000)         (18,000)           4,000          (13,000)
                                                      --------------  ---------------   --------------   --------------
Net earnings (loss)                                   $    (512,000)  $      256,000    $   1,488,000    $    (879,000)
                                                      ==============  ===============   ==============   ==============

Net earnings (loss) per average common share outstanding:
    Basic:
       Earnings (loss) from continuing operations     $       (0.09)  $         0.06    $        0.27    $       (0.20)
       Loss from discontinued operations                      (0.00)           (0.00)            0.00            (0.00)
                                                      --------------  ---------------   --------------   --------------
       Net earnings (loss)                            $       (0.09)  $         0.06    $        0.27    $       (0.20)
                                                      ==============  ===============   ==============   ==============

Net earnings (loss) per average common share outstanding:
    Diluted:
       Earnings (loss) from continuing operations     $       (0.09)  $         0.06    $        0.22    $       (0.20)
       Loss from discontinued operations                      (0.00)           (0.00)            0.00            (0.00)
                                                      --------------  ---------------   --------------   --------------
       Net earnings (loss)                            $       (0.09)  $         0.06    $        0.22    $       (0.20)
                                                      ==============  ===============   ==============   ==============

Weighted average common shares outstanding -
    Basic                                                 5,471,000        4,362,000        5,471,000        4,283,000
                                                      ==============  ===============   ==============   ==============
    Diluted                                               5,471,000        4,618,000        6,736,000        4,283,000
                                                      ==============  ===============   ==============   ==============

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                           Total
                                                                                               Accumulated                 Common
                                                                   Capital in                     Other                Shareholders'
                                            Preferred    Common     Excess of    Accumulated  Comprehensive   Treasury     Equity
                                              Stock       Stock     Par Value     Deficit        Income        Stock    (Deficiency)
                                            ----------  ---------- ------------ ------------- ------------ ------------ ------------
Balance, December 31, 2002                  $       -   $ 3,000    $38,207,000  $(41,182,000) $(15,000)    $(1,846,000) $(4,833,000)

       Net loss                                     -         -              -    (1,611,000)        -               -   (1,611,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                                 -         -              -             -         -               -            -
                                                                                                                        ------------
    Comprehensive loss                              -         -              -             -         -               -   (1,611,000)
                                                                                                                        ------------
    Expiration of mandatory redemption
       option for preferred stock             889,000         -              -             -         -               -      889,000

    Issuance of stock warrants                      -         -         24,000             -         -               -       24,000

    Reservation of shares pursuant to deferred
         compensation plan                          -         -        198,000             -         -               -      198,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan        -         -       (488,000)   (1,358,000)        -       1,846,000            -

                                            ----------  ---------- ------------ ------------- -----------  ------------ ------------
Balance, December 31, 2003                    889,000     3,000     37,941,000   (44,151,000)  (15,000)              -   (5,333,000)

       Net earnings, nine months ended
           September 30, 2004 (unaudited)           -         -              -     1,488,000         -               -    1,488,000
       Comprehensive income:
         Foreign currency translation
         adjustment (unaudited)                     -         -              -             -         -               -            -
                                                                                                                        ------------
    Comprehensive loss (unaudited)                  -         -              -             -         -               -    1,488,000
                                                                                                                        ------------
    Issuance of stock warrants (unaudited)          -         -         50,000             -         -               -       50,000

    Reservation of shares pursuant to deferred
         compensation plan (unaudited)              -         -        148,000             -         -               -      148,000

                                            ----------  ---------- ------------ ------------- -----------  ------------ ------------
Balance, September 30, 2004 (unaudited)     $ 889,000   $ 3,000    $38,139,000  $(42,663,000) $(15,000)     $        -  $(3,647,000)
                                            ==========  ========== ============ ============= ===========  ============ ============

See accompanying notes to financial statements.

                                          THE BEARD COMPANY AND SUBSIDIARIES
                                               Statements of Cash Flows
                                                      (Unaudited)
                                                                                  For the Nine Months Ended
                                                                        ---------------------------------------------
                                                                          September 30, 2004     September 30, 2003
                                                                        ---------------------------------------------
Operating activities:
     Cash received from customers                                       $            586,000    $            352,000
     Gain on settlement                                                            2,943,000               1,162,000
     Cash paid to suppliers and employees                                         (1,967,000)             (1,589,000)
     Interest received                                                                 2,000                   1,000
     Interest paid                                                                  (622,000)               (129,000)
     Operating cash flows of discontinued operations                                   9,000                 (59,000)
                                                                        ---------------------   ---------------------
          Net cash provided by (used in) operating activities                        951,000                (262,000)
                                                                        ---------------------   ---------------------

Investing activities:
     Acquisition of property, plant and equipment                                   (105,000)                (20,000)
     Acquisition of intangibles                                                       (3,000)                      -
     Proceeds from sale of assets                                                    136,000                   1,000
     Proceeds from sale of assets of discontinued operations                          49,000                 231,000
     Proceeds from redemption of bond                                                201,000                       -
     Investment in and advances to fifty percent-owned
        subsidiary in Mexico                                                               -                  (2,000)
     Investment in and advances to fifty percent-owned
        investment in China                                                                -                 (83,000)
     Advances for notes receivable                                                         -                  (2,000)
     Payments on notes receivable                                                          -                   2,000
     Other                                                                           (62,000)                126,000
                                                                        ---------------------   ---------------------
          Net cash provided by investing activities                                  216,000                 253,000
                                                                        ---------------------   ---------------------

Financing activities:
     Proceeds from term notes                                                        650,000                 879,000
     Payments on line of credit and term notes                                    (1,396,000)               (826,000)
     Proceeds from related party debt                                                715,000                 406,000
     Payments on related party debt                                               (1,070,000)               (302,000)
     Capitalized costs associated with issuance of subordinated debt                 (36,000)                (66,000)
     Proceeds from sale of stock warrants                                             45,000                       -
                                                                        ---------------------   ---------------------
          Net cash provided by (used in) financing activities                     (1,092,000)                 91,000
                                                                        ---------------------   ---------------------

Net increase in cash and cash equivalents                                             75,000                  82,000

Cash and cash equivalents at beginning of period                                     216,000                  79,000
                                                                        ---------------------   ---------------------

Cash and cash equivalents at end of period                              $            291,000    $            161,000
                                                                        =====================   =====================

Continued

                                          THE BEARD COMPANY AND SUBSIDIARIES
                                               Statements of Cash Flows
                                                      (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities
                                                                                  For the Nine Months Ended
                                                                        ---------------------------------------------
                                                                          September 30, 2004     September 30, 2003
                                                                        ---------------------------------------------
Net earnings (loss)                                                     $          1,488,000    $           (879,000)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                         63,000                 148,000
     (Gain) loss on sale of assets                                                   (87,000)                  1,000
     Gain on sale of assets of discontinued operations                               (33,000)                (50,000)
     Equity in net (earnings ) loss of unconsolidated affiliates                    (211,000)                (83,000)
     Impairment of long-lived assets                                                       -                  64,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                        (6,000)                 (9,000)
     Noncash compensation expense                                                    152,000                 168,000
     Other                                                                            12,000                       -
     Increase in accounts receivable, prepaid expenses
        and other current assets                                                    (102,000)                 (4,000)
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                              (325,000)                382,000
                                                                        ---------------------   ---------------------
     Net cash provided by (used in) operating activities                $            951,000    $           (262,000)
                                                                        =====================   =====================

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                           Notes Financial Statements

                           September 30, 2004 and 2003
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

     The results of operations for the three and nine-month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     Impairment of Long-Lived Assets
     -------------------------------
     In the third quarter of 2003, the Company recorded a $64,000 impairment of long-lived assets in other operations. There were no such impairments in the current year through the third quarter.

     Reclassifications
     -----------------
     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---  ----------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. The Company's revenues from continuing operations had declined in each of the four preceding years; however, they increased in 2004. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. Meanwhile, the Coal Segment is currently pursuing a number of different projects, which are in various stages of negotiation. Market conditions in the coal industry have significantly improved in recent months. In August, 2004 the Company commenced a coal reclamation project and anticipates commencing its second project in the first quarter of 2005 if it can arrange the necessary financing. Assuming the second project moves forward as expected, the Company believes it will enable the segment to achieve profitability for the first time since 1998. The exact timing of the second project is uncertain and is dependent upon the Company's ability to obtain the necessary financing. (See "Additional Details" below).

     The Company has now received substantially all of the long-awaited Settlement in the McElmo Dome litigation. A total of $1,162,000 was received on July 31, 2003, $2,826,000 was received on March 26, 2004, and $117,000 was received on May 12, 2004. Receipt of the Settlement has virtually assured that 2004 will be a profitable year.

     The Company is continuing to pursue financing for fertilizer projects in China. Such efforts have not been successful to date; accordingly, the Company is also pursuing funding for a mini-plant to serve as a demonstration plant for our licensed technology. In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement will not make the segment profitable in 2004, the Company believes the arrangement has the potential to make the segment profitable in 2005 and subsequent years.

     Beginning in January 2002 and continuing through September 30, 2004, the Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President each deferred a major portion of their base salary into the Company's deferred stock compensation plans (the "DSC Plans"), and the Company's outside directors deferred all of their directors' fees into such plans. The Chairman of Beard Technologies has deferred a portion of his salary until the first coal project is generating positive cash flow. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. In addition, four private debt placements raised gross proceeds of $3,029,000 during such period. The fourth debt placement totaling $1,200,000, was completed in June of 2004. The offering raised a net of $1,163,000 of working capital, after reductions for expenses, for the Company. The notes were accompanied by warrants to purchase a total of 480,000 shares of Beard Company stock at exercise prices ranging from $0.135 to $0.23 per share. The notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4%, with a floor of 10% and will mature on November 30, 2006. The Company will pay interest only until November 30, 2004 and will then amortize the notes with equal payments of principal and interest over the ensuing eight quarters. The note holders will also collectively receive at maturity a bonus/production payment equivalent to approximately $1 per ton for the coal expected to be recovered during the term of the notes from the second project described above. The total amount for the bonus/production payment is expected to equal $568,000. As a result of the estimated bonus/production payment, these notes have an effective interest rate of 29%. These borrowings were supplemented in November of 2003 by a loan of $200,000 from a related party, in December of 2003 by a loan of $103,000 from an unconsolidated subsidiary, and in February and March of 2004 by a $125,000 loan from a local bank. All three of these loans were repaid in the 2004 second quarter. These measures enabled the Company to continue operating until the McElmo Dome Settlement was finalized. As a result there has been a substantial amount of dilution to the Company's common equity. Since January 2002, 1,158,000 warrants have been issued in connection with the private debt placements, 181,875 of which were exercised during the current quarter. In addition, 1,632,000 Stock Units have been accrued since inception of the plans in the participants' accounts as a result of deferrals of salary into the DSC Plans. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants and the salary deferrals. Termination of two of the DSC Plans resulted in the issuance of 1,000,000 common shares in 2003, leaving 632,000 Stock Units accrued in the remaining plan at September 30, 2004.

     Following receipt of the second installment of the McElmo Dome Settlement on March 26, 2004, the Company paid down $2,620,000 of its indebtedness which totaled $5,581,000 at year-end 2003. Cash and cash equivalents increased from $216,000 at December 31, 2003, to $291,000 at September 30, 2004.

     Additional Details
     ------------------
     The Company's principal business is coal slurry pond reclamation, and this is where management's operating attention is primarily focused. Due to management's efforts and the significant improvement in market conditions in the coal industry in recent months, the Coal Segment has signed definitive agreements on two projects and is currently pursuing a number of other projects which are in various stages of negotiation. In July, 2004 Beard Technologies ("BTI") signed an agreement with a subsidiary of DTE Energy Company, a New York Stock Exchange listed company based in Detroit, Michigan. BTI is providing dredging services for the DTE subsidiary during the initial two-year agreement term. The term is extendible at the other party's option for an additional term of up to four years. Work commenced under this contract in August of this year and the segment is now working 24/5 at the Ohio pond site. In September, 2004 the Company announced that BTI had signed a definitive agreement with a subsidiary of PinnOak Resources, LLC, a coal mining and energy Company headquartered near Pittsburgh, Pennsylvania. Under this agreement BTI will construct and operate a pond fines facility to recover and process clean coal from a pond (the "Pinnacle Project") during the initial six year term thereof which is extendible for an additional four years if sufficient clean coal remains at the end of the initial term. The Pinnacle Project is targeted to be commenced during the first quarter of 2005 if the financing therefor is successfully arranged.

     The Company is currently pursuing the financing necessary for the Pinnacle Project through two separate avenues: (i) It has arranged for an investment banking firm to sell $1,800,000 of 9% convertible subordinated notes (the "9% Notes") to accredited investors in a private placement on a best efforts basis. Such offering was commenced on September 15 and is scheduled to terminate on December 15, 2004. As of November 19, 2004, a total of $255,000 had been subscribed and closed under the offering, including $150,000 from directors of the Company. If the maximum amount of the offering is raised, most of it may be infused as working capital into a wholly-owned subsidiary of the Company to provide a portion of the equity needed to obtain the necessary financing for the Pinnacle Project which the Company expects to commence in early 2005. In such event, the balance of the equity would be provided by equipment contributed by the Coal Segment.
     (ii) As an alternative, the Company has also retained a separate investment banking firm to arrange a term loan through a private placement to institutional lenders on a best efforts basis to totally finance the Pinnacle Project and up to three other pond recovery projects. It is contemplated that the term loan would be in an amount up to $25,250,000.

     It is not possible at this point to determine which, if either, of the financing avenues will be successfully achieved. Nor is there any assurance that the remainder of the 9% Notes will be sold, that the required financing will be successfully arranged, that the term loan will be successfully arranged, or that any of the four pond recovery projects will proceed.

     The securities offered in these private debt placements will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

     The China Segment has obtained exclusive license agreements for two composting technologies and has been pursuing financing for fertilizer projects in several different areas. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved. During the last six months the segment has spent considerable time designing a mini-plant which will (i) cost approximately $1,600,000, and (ii) serve as the show case for the segment's technology. The Company will continue to seek financing for this plant. To date no financing commitments have been received, and there is no assurance that such financing efforts will be successful.

     In addition, in April of 2004, the Company received cash of approximately $122,000 from the sale of a portion of the property in a real estate limited partnership. The Company also generated cash of $93,000 from the sale of assets from two of its discontinued segments during the first nine months of 2004, and expects to generate at least $26,000 more from the disposition of the remaining assets by year-end. It also has certain other assets it can sell to generate cash if necessary.

     The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal Segment have been established and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then a major restructuring of the Company's operations will become necessary in the near term in order for the Company to continue as a going concern.

(3)  Discontinued Operations
---  -----------------------
     ITF Segment
     -----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment. ITF recorded no revenues or losses for the first nine months of 2004. The segment also recorded no revenues for the first nine months of 2003 and incurred $5,000 of losses for the three and nine-month periods, respectively. The 2003 losses were charged to operations.

     As of September 30, 2004, the ITF Segment had no significant assets or liabilities.

     BE/IM Segment
     -------------
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of the assets in the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment. As a result, Beard's share of the venture's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 and the Company took over the remaining assets and liabilities.

     The Company recorded no revenues for either of the three or nine-month periods ended September 30, 2004 or 2003. The Company recorded $6,000 and $21,000 in earnings for the three and nine-month periods ending September 30, 2004 primarily as a result of the sale of equipment, and charged operating losses of $3,000 and $6,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2004 three and nine-month periods, respectively. The net losses for the three and nine-month periods ended September 30, 2003 were $2,000 and $9,000, respectively, and were charged against the loss accrual.

     As of September 30, 2004, the significant assets related to the operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $54,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the remaining assets and expects the disposition to be completed by December 31, 2004.

     WS Segment
     ----------
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the Natural Gas Well Servicing ("WS") Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first nine months of 2004 or 2003. The Company's share of operating results from the discontinued segment were losses of $3,000 and $16,000 for the three and nine-month periods ended September 30, 2004, respectively. The Company recorded losses of $18,000 and $8,000 for the three and nine-month periods ended September 30, 2003, respectively. Included in these results was a $45,000 gain on the sale of equipment recorded in the first quarter of 2003.

     As of September 30, 2004, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $39,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $41,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2004.

(4)  Convertible Preferred Stock
---  ---------------------------
     Effective January 1, 2003, the Company's preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.3790651 shares on September 30, 2004 (total of 288,932 shares). The conversion ratio will be adjusted as: (i) additional warrants are issued, (ii) as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan, or (iii) as convertible notes are issued by the Company. Fractional shares will not be issued, and cash will be paid in lieu thereof.

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

     Diluted loss per share from continuing operations in the statements of operations for the three-month period ended September 30, 2004 and the nine-month period ended September 30, 2003 exclude potential common shares issuable upon conversion of convertible preferred stock as the effect would be anti-dilutive. Diluted earnings (loss) per share for the same periods exclude potential common shares issuable upon exercise of stock options and warrants, as applicable, as the effect would be anti-dilutive.

     The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                           For the Three Months Ended               For the Nine Months Ended
                                       -------------------------------------  --------------------------------------
                                        September 30,       September 30,        September 30,       September 30,
                                             2004              2003                   2004                2003
                                       -------------------------------------  --------------------------------------
     Basic EPS:
       Weighted average common
        shares outstanding                    4,839,565           4,359,716              4,839,565        4,280,430
       Shares in deferred stock
        compensation plan treated
        as common stock equivalents             631,571               2,894                631,571            2,894
                                       -------------------------------------  --------------------------------------
                                              5,471,136           4,362,610              5,471,136        4,283,324
                                       =====================================  ======================================
     Diluted EPS:
       Weighted average common
        shares outstanding                    4,839,565           4,359,716              4,839,565        4,280,430
       Shares in deferred stock
        compensation plan treated
        as common stock equivalents             631,571               2,894                631,571            2,894
       Convertible Preferred Shares
        considered to be common
        stock equivalents                             -             255,516                288,932                -
       Warrants issued in connection
        with debt offerings treated
        as common stock equivalents                   -                   -                975,750                -
                                       -------------------------------------  --------------------------------------
                                              5,471,136           4,618,126              6,735,818        4,283,324
                                       =====================================  ======================================

(6)  Income Taxes
---  ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a provision of $27,000 and $136,000 for federal alternative minimum taxes for the three and nine-month periods ended September 30, 2004, respectively. The Company recorded no provision for taxes for the three or nine-month periods ended September 30, 2003.

     At September 30, 2004, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                      Expiration
                                                          Date             Amount
                                                      -----------         --------
Federal regular tax operating loss carryforwards       2004-2008          $ 53,100

Tax depletion carryforward                             Indefinite         $  3,400

(7)  Commitments and Contingencies
---  -----------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not believe any such claim will have a material effect on the Company's financial position, liquidity or results of operations.

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

     The Company has no liability under the indemnity obligation unless the accumulated damage or loss incurred by the Buyer or its assignees in connection with such Claims exceeds $250,000 in the aggregate. The maximum amount of future payments that could be required under the indemnity has no limitation. The principal exposure under the obligation would have been for any environmental problems which existed, at the time of the sale, on the oil and gas properties sold. If any Claims were to be made at this point they would presumably need to be made first against any and all of the subsequent owners of the properties involved; if any liability was then determined to exist it would presumably be assigned first to such subsequent owners. In the event the Company should be required to pay an amount under this obligation, it does not believe any of such amount could be recovered from third parties. However, during the more than 10 years since the date of the Restructure there have been no Claims, and the Company has no reason to believe that there will be any. For these reasons, no reserve has ever been established for the liability, because no liability is believed to exist.

(8)  Business Segment Information
---  ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2004 and 2003: Coal, Carbon Dioxide, China and e-Commerce.

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

                                               Carbon
                                   Coal       Dioxide     China      e-Commerce    Totals
                                   ----       -------     -----      ----------    ------
      Three months ended
      ------------------
      September 30, 2004
      ------------------
     Revenues from
       external  customers           $   52     $  197    $   -        $    -     $  249
     Segment profit (loss)             (185)       160      (133)         (33)      (191)

      Three months ended
      ------------------
      September 30, 2003
      ------------------
     Revenues from
       external  customers           $   17     $  120    $    -       $    -     $  137
     Segment profit (loss)             (122)        85      (188)         (30)      (255)

      Nine months ended
      -----------------
      September 30, 2004
      ------------------
     Revenues from
       external  customers           $   70     $  523    $    -       $   29     $  622
     Segment profit (loss)             (441)       390      (411)         (65)      (527)
     Segment assets                     149        468        48            7        672

      Nine months ended
      -----------------
      September 30, 2003
      ------------------
     Revenues from
       external  customers           $   59     $  363    $    -       $   25     $  447
     Segment profit (loss)             (350)       245      (526)         (68)      (699)
     Segment assets                      40        491        58           11        600

     Reconciliation of total reportable segment loss to consolidated earnings
     (loss) from continuing operations before income taxes is as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):


                                                          For the Three Months               For the Nine Months
                                                                  Ended                             Ended
                                                   ----------------------------------------------------------------------
                                                        September         September        September         September
                                                        30, 2004          30, 2003         30, 2004          30, 2003
                                                   -----------------  ---------------  ---------------  ------------------
    Total loss for reportable segments                  $    (191)        $    (255)        $    (527)       $     (699)

    Net corporate income (costs)
      not allocated to segments                              (291)              529             2,147              (167)
                                                   -----------------  ---------------  ---------------  ------------------
      Total consolidated earnings (loss) from
        continuing operations before income taxes       $    (482)        $     274         $   1,620        $     (866)
                                                   =================  ===============  ===============  ==================

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2003 and results of operations for the quarter ended September 30, 2004 compared to the prior year third quarter, and the nine months ended September 30, 2004 compared to the prior year nine months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

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


Material changes in financial condition - September 30, 2004 as compared with December 31, 2003.
------------------------------------------------------------------------------

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                         September 30,          December 31,           Increase
                                              2004                  2003              (Decrease)
                                         ------------           ------------         -------------
Cash and cash equivalents                $     291,000          $     216,000        $     75,000

Working capital                          $    (563,000)         $    (854,000)       $    291,000

Current ratio                            0.50 to 1              0.32 to 1

     During the first nine months of 2004, the Company decreased the deficit in its working capital position by $291,000 from $(854,000) as of December 31, 2003 to $(563,000) as of September 30, 2004. The Company received a total of $2,943,000 from the second and third installments of the McElmo Dome Settlement. The Company used $2,620,000 to repay debt and accrued interest, including $1,348,000 to related parties. The Company placed its 10% Participating Notes, which infused over $1,163,000 in working capital in the first nine months of 2004. Related entities purchased $700,000 of the 10% Participating Notes. Proceeds from the sale of assets totaled $186,000 during the first three quarters of 2004. Net revenue from the Company's interest in its CO2 producing properties provided $420,000 of working capital for the first nine months of 2004. $441,000 of working capital were used to help fund the operations of the Coal Segment. The China Segment utilized over $411,000 of working capital. $65,000 were used to fund the startup activities of the e-Commerce Segment. The Company received distributions of $139,000 from other investments, including Cibola, and $45,000 from the exercise of stock warrants to purchase shares of the Company's common stock. The remainder of the working capital was utilized to fund other operations.

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

     The Company's principal business is coal slurry pond reclamation, and this is where management's operating attention is primarily focused. Due to management's efforts and the significant improvement in market conditions in the coal industry in recent months, the Coal Segment has signed definitive agreements on two projects and is currently pursuing a number of other projects which are in various stages of negotiation. In July, 2004 Beard Technologies ("BTI") signed an agreement with a subsidiary of DTE Energy Company, a New York Stock Exchange listed company based in Detroit, Michigan. BTI is providing dredging services for the DTE subsidiary during the initial two-year agreement term. The term is extendible at the other party's option for an additional term of up to four years. Work commenced under this contract in August of this year and the segment is now working 24/5 at the Ohio pond site. In September, 2004 the Company announced that BTI had signed a definitive agreement with a subsidiary of PinnOak Resources, LLC, a coal mining and energy Company headquartered near Pittsburgh, Pennsylvania. Under this agreement BTI will construct and operate a pond fines facility to recover and process clean coal from a pond (the "Pinnacle Project") during the initial six year term thereof which is extendible for an additional four years if sufficient clean coal remains at the end of the initial term. The Pinnacle Project is targeted to be commenced during the first quarter of 2005 if the financing therefor is successfully arranged.

     The Company is currently pursuing the financing necessary for the Pinnacle Project through two separate avenues: (i) It has arranged for an investment banking firm to sell $1,800,000 of 9% convertible subordinated notes (the "9% Notes") to accredited investors in a private placement on a best efforts basis. Such offering was commenced on September 15 and is scheduled to terminate on December 15, 2004. As of November 19, 2004, a total of $255,000 had been subscribed and closed under the offering, including $150,000 from directors of the Company. If the maximum amount of the offering is raised, most of it may be infused as working capital into a wholly-owned subsidiary of the Company to provide a portion of the equity needed to obtain the necessary financing for the Pinnacle Project which the Company expects to commence in early 2005. In such event, the balance of the equity would be provided by equipment contributed by the Coal Segment. (ii) As an alternative, the Company has also retained a separate investment banking firm to arrange a term loan through a private placement to institutional lenders on a best efforts basis to totally finance the Pinnacle Project and up to three other pond recovery projects. It is contemplated that the term loan would be in an amount up to $25,250,000.

     It is not possible at this point to determine which, if either, of the financing avenues will be successfully achieved. Nor is there any assurance that the remainder of the 9% Notes will be sold, that the required financing will be successfully arranged, that the term loan will be successfully arranged, or that any of the four pond recovery projects will proceed.

     The securities offered in these private debt placements will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

     The China Segment has obtained exclusive license agreements for two composting technologies and has been pursuing financing for fertilizer projects in several different areas. The Company is of the opinion that there is an adequate market for a number of such projects in each of the areas involved. During the last 90 days the segment has spent considerable time designing a mini-plant which will (i) cost approximately $1,600,000, (ii) be expected to generate a high return on investment and (iii) serve as the show case for the segment's technology. The Company will continue to seek financing for this plant. To date no financing commitments have been received, and there is no assurance that such financing efforts will be successful.

     The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal Segment have been established and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then a major restructuring of the Company's operations will become necessary in the near term in order for the Company to continue as a going concern.

Material changes in results of operations - Quarter ended September 30, 2004 as compared with the Quarter ended September 30, 2003.
-------------------------------------------------------------------------------

     The Company realized a net loss for the quarter ended September 30, 2004 of $512,000, compared to net earnings of $256,000 for the third quarter of the prior year. Discontinued operations accounted for $3,000 of the loss in the third quarter of 2004 compared to $18,000 for the same period in 2003. The Coal Segment reported a $63,000 increase in operating loss for the quarter. The operating profit in the CO2 Segment increased $75,000. The China Segment's loss for the third quarter of 2004 totaled $133,000 compared to $188,000 for the same period in 2003. The e-Commerce Segment had an operating loss of $33,000 in the third quarter of 2004 versus $30,000 in the 2003 third quarter. Other activities generated a $110,000 smaller loss in the third quarter of 2004 than in 2003. As a result, the operating loss in the third quarter of 2004 was $174,000 less than in the same period of 2003. Operating results of the Company's primary operating Segments are reflected below:

                                                 2004               2003
                                           ---------------    ---------------
         Operating profit (loss):
           Coal reclamation                   $ (185,000)        $ (122,000)
           Carbon dioxide                         160,000             85,000
           China                                (133,000)          (188,000)
           e-Commerce                            (33,000)           (30,000)
                                           ---------------    ---------------
                     Subtotal                   (191,000)          (255,000)
           Other                                (218,000)          (328,000)
                                           ---------------    ---------------
                      Total                   $ (409,000)        $ (583,000)
                                           ===============    ===============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The segment's revenues increased to $52,000 in the third quarter of 2004 versus $17,000 in the same period of 2003 because of the DTE project and other smaller drilling and sampling projects. Operating costs increased $91,000 to $230,000 for the third quarter of 2004 compared to $139,000 for the same period in 2003 due to increased levels of activity as the Company prepared for the DTE, Pinnacle and other projects. DD&A costs increased $7,000 for the third quarter of 2004 compared to the same period in 2003. As a result, the operating loss for the third quarter of 2004 increased $63,000 to $185,000 compared to $122,000 in the third quarter of 2003.

Carbon dioxide

     The operating profit for the CO2 Segment increased $75,000 for the third quarter of 2004 to $160,000 compared to $85,000 for the same period in 2003. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $77,000 or 64% to $197,000 for the third quarter of 2004 compared to $120,000 for the same period in 2003. The increase in revenue was primarily due to an increase in price for the paid volumes to the Company's interest for CO2 gas during the quarter. In addition, paid volumes to the Company's interest were up roughly 23MMCF for the quarter. The increased revenue was partially offset by a $1,000 increase in lifting costs for the current quarter.

China

     The China Segment incurred an operating loss of $133,000 for the third quarter of 2004 compared to $188,000 for the same period in 2003. The $55,000 smaller loss for the third quarter of 2004 compared to the same period in 2003 is attributable to lower costs in 2004 associated with the termination of the relationship with a former partner in China partially offset by increased expenses relating to the development of projects to utilize the proprietary composting technology of REUSE.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $33,000 for the third quarter of 2004 versus an operating loss of $30,000 in the prior year quarter. The slightly larger operating loss for the current year quarter compared to the prior year quarter was due to increased insurance and travel costs partially offset by lower professional fees incurred while attempting to develop business opportunities to leverage its intellectual property portfolio of Internet payment methods and security technologies. The segment had no revenues in either the third quarter of 2004 or 2003.

Other activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $218,000 for the third quarter of 2004 as compared to $328,000 for the same period of 2003. This decrease in operating losses was due primarily to decreased amortization expense associated with the capitalized cost of issuing the 10% subordinated debt, together with a $64,000 impairment in September of 2003 of certain oil and gas leases held by the Company with no comparable amounts in the third quarter of 2004.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter decreased $15,000 to $205,000 from $220,000 in the 2003 third quarter. The Company realized reductions in several SG&A expense accounts, including $5,000 less in costs related to the issuance of warrants associated with the subordinated debt issued in 2002 and 2003 and $8,000 less in legal and other professional expenses.

Depreciation, depletion and amortization expenses

     The third quarter of 2004 reported a decrease in DD&A expense of $25,000, reflecting a $28,000 decrease in amortization of capitalized costs associated with the issuance of the subordinated debt in the first quarter of 2003. These costs were partially offset by a $3,000 increase in depreciation costs associated with property, plant and equipment.

Impairment of long-lived assets

     The Company recorded a $64,000 impairment of its oil and gas leases in the third quarter of 2003. There was no such expense recorded in the same period of the current year. The leases are being held for future development or sale.

Other income and expense

     Other income and expense for the third quarter of 2004 netted to a loss of $73,000 compared to earnings of $857,000 for the same period in 2003. Interest income was unchanged at $1,000 for the third quarter of 2004 compared to the same period in 2003. Interest expense was $20,000 higher as a result of the increase in debt, primarily resulting from the issuance of the subordinated debt.

     The Company's equity in operations of unconsolidated affiliates reflected income of $73,000 for the third quarter of 2004 compared to $61,000 for the same period in 2003. This reflected the Company's share of the earnings of Cibola Corporation ("Cibola").

      In July of 2003, the Company received $1,151,000 as the first payment in the McElmo Dome litigation, representing its share as a member of the LLC Coalition which participated in the suit against the operator. The Company received the remainder of the settlement in March and May of 2004. The Company recorded no income related to the litigation in the third quarter of 2004.

Income taxes

     The Company provided $37,000 in alternative minimum taxes during the third quarter of 2004 with no comparable provision for the same period of 2003. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     In 1999 the Company's Board of Directors adopted a formal plan to discontinue its interstate travel facilities ("ITF") Segment. ITF recorded no revenues or losses for either the third quarter of 2004 or 2003.

     The ITF Segment had no significant assets or liabilities as of September 30, 2004.

BE/IM Segment
-------------
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of the assets in the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment. As a result, Beard's share of the venture's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 and the Company took over the remaining assets and liabilities.

     The Company recorded no revenues for either of the three-month periods ended September 30, 2004 or 2003. The Company recorded $3,000 in losses for the third quarter of 2004, which were charged against an accrual for anticipated expenses related to the shutdown of its remaining plant. The net losses for the three-month period ended September 30, 2003 were $2,000, and were charged against the loss accrual.

     As of September 30, 2004, the significant assets related to the segment's operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to the segment's operations consisted primarily of accrued expenses related to the shutdown of operations totaling $54,000. The Company is actively pursuing opportunities to sell the segment's assets and expects the disposition to be completed by December 31, 2004.

WS Segment
----------
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the Natural Gas Well Servicing ("WS") Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the third quarter of 2004 or 2003. The Company's share of operating results from the discontinued segment were losses of $3,000 and $18,000 for the three-month periods ended September 30, 2004 and 2003, respectively.

     As of September 30, 2004, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $39,000. The significant liabilities of the segment consisted of trade accounts payable and accrued expenses totaling $57,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2004.


Material changes in results of operations - Nine months ended September 30, 2004 as compared with the Nine months ended September 30, 2003.
-------------------------------------------------------------------------------

     The Company realized net earnings for the nine months ended September 30, 2004 of $1,488,000 compared to a net loss of $879,000 for the first nine months of the prior year. Continuing operations posted net earnings of $1,484,000 for the first nine months of 2004 compared to a loss of $866,000 for the same period in 2003. Discontinued operations accounted for $13,000 of the net loss for the 2003 period versus $4,000 in earnings for the 2004 period.

     Operating results of the Company's primary operating segments are reflected below:

                                               2004                2003
                                         ----------------    ----------------
       Operating profit (loss):
         Coal reclamation                $     (441,000)     $     (350,000)
         Carbon dioxide                         390,000             245,000
         China                                 (411,000)           (526,000)
         e-Commerce                             (65,000)            (67,000)
                                         ----------------    ----------------
                   Subtotal                    (527,000)           (698,000)
         Other                                 (674,000)           (868,000)
                                         ----------------    ----------------
                    Total                $   (1,201,000)     $   (1,566,000)
                                         ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     The Company's coal reclamation revenues increased $11,000 to $70,000 for the first nine months of 2004 compared to $59,000 for the same period in 2003. This increase was primarily attributable to the start-up on the DTE project in 2004 and more small consulting and coring jobs in the 2004 period than in the 2003 period. Operating costs increased $95,000 to $504,000 for the first nine months of 2004 compared to $409,000 for the same period in 2003. The increase was primarily attributable to increases in labor and other overhead costs as the Segment geared up for the DTE, Pinnacle and other new projects. DD&A costs increased $7,000 for the first nine months of 2004 compared to the same period in 2003 because of purchases of additional equipment for the new projects. As a result, the operating loss for the first nine months of 2004 increased $91,000 to $441,000 compared to $350,000 in the first nine months of 2003.

Carbon dioxide

     Operations for the first nine months of 2004 resulted in an operating profit of $390,000 compared to $245,000 in operating profit for the first nine months of 2003. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's two carbon dioxide producing units in Colorado and New Mexico. Operating revenues in this segment increased $160,000 to $523,000 for the first nine months of 2004 compared to $363,000 for the same period in 2003. The Company recorded $13,000 more in operating costs associated with the properties in the first nine months of 2004 compared to the same period in 2003. Both paid and production volumes for the McElmo Dome field increased for the first nine months of 2004 compared to the same period in 2003, accounting for roughly $71,000 of the increase in revenue. The remainder of the increase in revenue was due primarily to higher pricing paid to the Company's interest, with the Company receiving an average of $0.40 per mcf sold in the first nine months of 2004 versus $0.34 per mcf in the year earlier period.

China

     The China Segment incurred an operating loss of $411,000 for the first nine months of 2004 compared to $526,000 for the same period in 2003 - a $115,000 reduction. For the first nine months of 2003, the Company recorded $88,000 in losses from its interest in the operations of an unconsolidated affiliate with no comparable charge in 2004. Additionally, the segment incurred $15,000 less in legal fees and $14,000 less in rent expense for the nine months in 2004 compared to the same period in 2003.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $65,000 for the first nine months of 2004 versus an operating loss of $67,000 in the prior year period. A $4,000 increase in revenue for the first nine months of 2004 compared to the same period in 2003 accounted for the majority of the difference; a $2,000 increase in operating expenses accounted for the balance.

Other activities

     Other operations, consisting principally of general and corporate activities, generated a $194,000 smaller operating loss for the first nine months of 2004 than in the same period last year. The primary reasons for the decreased loss are: (i) a $76,000 decrease in amortization expense associated with the issuance of the subordinated debt in 2002; these capitalized costs had been almost fully amortized by September 30, 2003, and (ii) a $64,000 impairment of oil and gas leases in 2003 with no comparable impairment in 2004. The Company experienced minor cost increases in numerous other expense classifications.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first nine months of 2004 decreased to $635,000 from $668,000 for the 2003 nine months. Other operations incurred approximately $32,000 less in SG&A for the nine months of 2004 compared to the same period in 2003, primarily reflecting a $21,000 decrease in financing costs.

Depreciation, depletion and amortization expenses

     DD&A expense decreased $85,000 to $63,000 from $148,000 for the nine months of 2004 compared to the same period in 2003, primarily as a result of lower amortization expense relating to the capitalized costs associated with the issuance of the subordinated debt in the second quarter of 2002 and the second issue in the first quarter of 2003. These capitalized costs had been almost fully amortized by the end of the third quarter of 2003.

Impairment of long-lived assets

     The Company recorded a $64,000 impairment of its oil and gas leases in the third quarter of 2003. There was no such expense recorded during the first nine months of the current year. The leases are being held for future development or sale.

Other income and expenses

     The other income and expenses for the first nine months of 2004 netted to earnings of $2,821,000 compared to $700,000 for the same period in 2003. Interest income was unchanged at $2,000 for the first nine months of 2004 compared to the same period in 2003. Interest expense was up $16,000 as a result of the increase in debt, primarily as a result of the issuance of the 10% subordinated debt and the debt to related parties. Gains on sale of assets for the first nine months of 2004 increased $86,000 to $87,000 compared to $1,000 in the prior year period.

     The Company's equity in the earnings of Cibola, an unconsolidated affiliate, increased $41,000 from $170,000 for the first nine months of 2003 to $211,000 for the same period in 2004 reflecting Cibola's improved operating results.

     In July of 2003, the Company received $1,151,000 as the first payment in the McElmo Dome litigation, representing its share as a member of the LLC Coalition which participated in the suit against the operator. The Company received the second installment of $2,826,000 in March of 2004 and the third installment of $117,000 in May of 2004.

Income taxes

     The Company recorded $136,000 as a provision for alternative minimum taxes in the first nine months of 2004 with no similar provision for taxes for the nine months ended September 30, 2003. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

ITF Segment
-----------
     Complete details concerning the discontinuance of the interstate travel facilities ("ITF") Segment are contained in "Material changes in results of operations - Quarter ended September 30, 2004 as compared with the Quarter ended September 30, 2003" under the "Discontinued Operations - ITF Segment" heading.

     ITF recorded no revenues and losses of less than $1,000 for the nine months ended September 30, 2004. ITF's revenues and actual operating losses were none and $5,000, respectively, for the nine months ended September 30, 2003. The actual losses for the nine months ended September 30, 2003 were charged to operations.

BE/IM Segment
-------------
     Complete details concerning the discontinuance of the segment's operations are contained in "Material changes in results of operations - Quarter ended September 30, 2004 as compared with the Quarter ended September 30, 2003" under the "Discontinued Operations - BE/IM Segment" heading.

     The revenues and earnings for the nine months ended September 30, 2004 were none and $21,000 respectively. Included in the $21,000 in earnings were gains on the sales of equipment totaling $33,000. In addition, the Company charged $6,000 of expenses against the accrual for loss on shutdown of the operations of the operation established in 1999. The revenues and actual loss for the nine months ended September 30, 2003 were none and $9,000, respectively. These losses were charged against the loss accrual recorded in 1999.

WS Segment
----------
      Complete details concerning the discontinuance of the Company's natural gas well testing operations in Mexico are contained in "Material changes in results of operations - Quarter ended September 30, 2004 as compared with the Quarter ended September 30, 2003" under the "Discontinued Operations - WS Segment" heading.

     The segment recorded no revenues for the first nine months of 2004 or 2003. Beard recorded losses of $16,000 and $8,000 for the first nine months of 2004 and 2003, respectively. The loss for 2003 included a $43,000 gain from the sale of assets.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At September 30, 2004, the Company had long-term debt of $4,070,000, including accrued interest to related entities of $81,000. Debt in the amount of $2,785,000 has fixed interest rates; therefore, the Company's interest expense and operating results would not be affected by an increase in market interest rates for this amount. The Company's $1,200,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes will require payment of interest only until November 30, 2004 and the Company will then amortize the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates would have increased the Company's interest expense by approximately $4,000. At September 30, 2004, a 10% increase in market interest rates would have reduced the fair value of the Company's long-term debt by $48,000.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

McElmo Dome Litigation
----------------------
     The McElmo Dome Settlement became final in July of 2003. The Company received its $1,151,000 share of the first installment of the Settlement in July of 2003, a second installment totaling $2,826,000 in March of 2004 and a third installment of $117,000 in May of 2004. The Company has expensed its entire share, totaling $450,000, of the costs of the litigation. The Settlement proceeds have resulted in net income of $3,997,000, after alternative minimum taxes presently estimated at $97,000.

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

     In April and May 2004, starpay.com et al. filed Plaintiffs' Patent Infringement Contentions and Plaintiffs' Supplemental Patent Infringement Contentions, respectively, detailing Visa's alleged infringement of the majority of the patent claims depicted in VIMachine's U.S. Patent 5,903,878. Subsequently, in May 2004, Defendants filed Preliminary Invalidity Contentions requesting the 878' Patent be found invalid.

     From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the 878' patent claims. A Markman Hearing was held on October 29, 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. It is anticipated the Court will rule on these issues by the first quarter of 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Default upon Senior Securities.
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

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

10   Material Contracts

10.1 Form of 10% Participating Note due November 30, 2006. (This Exhibit has been previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2004 and same is incorporated herein by reference).

10.2 Form of 2004 Warrant. (This Exhibit has been previously filed as Exhibit
     10.2 to the Registrant's Form 10-Q for the period ended June 30, 2004 and same is incorporated herein by reference).

10.3 Form of 2004 Production Payment. (This Exhibit has been previously filed as
     Exhibit 10.3 to the Registrant's Form 10-Q for the period ended June 30, 2004 and same is incorporated herein by reference).

10.4 Dredging Services Agreement by and between DTE Dickerson LLC and Beard Technologies, Inc., dated July 14, 2004.

31   Rule 13a-14(a)/15d-14(a) Certifications:

31.1 Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

                                       (Registrant) THE BEARD COMPANY

                                             /s/ HERB MEE, JR.
     (Date)   November 19, 2004        ___________________________________
                                             Herb Mee, Jr., President and
                                             Chief Financial Officer

                                             /s/ JACK A. MARTINE
     (Date)   November 19, 2004        ___________________________________
                                             Jack A. Martine, Controller and
                                             Chief Accounting Officer

                               INDEX TO EXHIBITS

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

10.1 Form of 10% Participating Note due         Incorporated herein by reference
     November 30, 2006.

10.2 Form of 2004 Warrant.                      Incorporated herein by reference

10.3 Form of 2004 Production Payment.           Incorporated herein by reference

10.4 Dredging Services Agreement by and between Filed herewith electronically DTE Dickerson LLC and Beard Technologies,
     Inc., dated July 14, 2004.

31.1 Chief Executive Officer Certification      Filed herewith electronically
     required by Rule 13a-14(a) or Rule
     15d-14(a).

31.2 Chief Financial Officer Certification      Filed herewith electronically
     required by Rule 13a-14(a) or Rule
     15d-14(a).

32.1 Chief Executive Officer Certification      Filed herewith electronically
     required by Rule 13a-14(b) or Rule
     15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Chief Financial Officer Certification      Filed herewith electronically
     required by Rule 13a-14(b) or Rule
     15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.