Form 10-K
period 2004-12-31
BEARD CO /OK
filed 2005-03-31
CIK 909992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

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

                           Enterprise Plaza, Suite 320
                              5600 North May Avenue
                          Oklahoma City, Oklahoma 73112
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (405) 842-2333

           Securities registered pursuant to Section 12(b) of the Act:

                                                 (Name of each exchange on
(Title of each class)                               which registered)
        None                                              None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.0006665 par value

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on June 30, 2004, was $1,773,000. The number of shares outstanding of the registrant's common stock as of March 28, 2005 was Common Stock $.0006665 par value - 5,245,940

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

                                THE BEARD COMPANY
                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I

Item 1.   Business...........................................................3
Item 2.   Properties........................................................18
Item 3.   Legal Proceedings.................................................18
Item 4.   Submission of Matters to a Vote of Security Holders...............20
Item 4a.  Executive Officers and Significant Employees of the Registrant....21

PART II
Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities.....23
Item 6.   Selected Financial Data...........................................25
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation................................26
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk..............................................................37
Item 8.   Financial Statements and Supplementary Data.......................39
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................64
Item 9A.  Controls and Procedures...........................................64
Item 9B   Other Information.................................................64

PART III
Item 10.  Directors and Executive Officers of the Registrant................64
Item 11.  Executive Compensation............................................64
Item 12.  Security Ownership of Certain Beneficial Owners and Management....64

Item 13.  Certain Relationships and Related Transactions....................65
Item 14.  Principal Accountant Fees and Services............................65

PART IV
Item 15.  Exhibits, Financial Statement Schedules...........................65

SIGNATURES..................................................................70

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

                                     PART I

Item 1.  Business.
         --------

     (a)  General development of business.
     ---  --------------------------------

     General. Prior to October, 1993, The Beard Company ("Beard" or the "Company"), then known as Beard Oil Company ("BOC"), was primarily an oil and gas exploration company. During the late 1960's we made the decision to diversify. In 1968 we started a hazardous waste management company, USPCI, Inc. ("USPCI"), which was partially spun off to shareholders in January 1984.
Following two public offerings and several acquisitions USPCI became so successful that it subsequently listed on the New York Stock Exchange in 1986. It was acquired by Union Pacific Corporation in 1987-1988 for $396 million ($111 million to BOC stockholders for their residual 28% interest, of which $60 million was distributed to shareholders).

     In 1989 BOC founded Beard Investment Company (now The Beard Company) for the purpose of building new businesses which Beard management believed to have either high growth potential or better-than-average profit potential. Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow while cultivating its own outside funding sources to supplement financing requirements.

     In pursuit of this endeavor we have been involved in numerous businesses during the last 25 years, many of them unsuccessful. We have now reduced our operating activities down to four segments:

     o The coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation facilities in the U.S.;

     o The carbon dioxide ("CO2") Segment, which has profitably produced CO2 gas since the early 1980's;

     o    The  China  ("China")   Segment,   which  is  pursuing   environmental
          opportunities in China, focusing on the financing, construction and operation of organic chemical compound fertilizer plants; and

     o The e-Commerce ("e-Commerce") Segment, whose current strategy is to develop business opportunities to leverage starpay's(TM) intellectual property portfolio of Internet payment methods and security technologies.

     Net Operating Loss Carryforwards. We have approximately $46.8 million of unused net operating losses ("NOL's") available for carryforward, which expire between 2006 and 2022. Approximately $44.8 million of such NOL's expire between 2006 and 2008. The loss of the NOL's would have a negative impact on our future value. If we were to experience an "ownership change" as defined in Section 382 of the Internal Revenue Code, we would be severely limited in our ability to use our NOL's in the future. Our Certificate of Incorporation contains provisions to prevent the triggering of such a change by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of our outstanding capital stock.

     Effect of Recent Operations on Liquidity. Sustaining the operating activities of our unprofitable Coal, China and e-Commerce segments, plus our overhead, has resulted in a serious outflow of cash during the past several years. We have managed this cash shortfall through a series of financings and the sale of various assets, principally those left over from our discontinued operations. We obtained bank loans totaling $125,000 in February and March of 2004 which were needed to "bridge the gap" until we received the second installment of the McElmo Dome litigation (the "Settlement". See "Item 3. Legal Proceedings--McElmo Dome Litigation" for complete details). These loans were supplemented by private placements of (i) notes and warrants totaling $1,200,000 completed in June of 2004 and (ii) $2,100,000 of convertible notes completed in October of 2004 and January of 2005. These borrowings were needed to provide working capital until we obtain the funds necessary to proceed with the Pinnacle Project (defined below). Any remaining proceeds will be used to finance the project (See "Coal Reclamation Activities---Projects Under Development").

     Upon receipt of the second installment of the Settlement, we paid off all of our then outstanding $1,529,000 of subordinated notes, plus accrued interest totaling $63,000, and paid off an additional $564,000 of notes to a related party, plus accrued interest totaling $464,000.

     We have several projects in various stages of development in the Coal Segment which, subject to arranging necessary financing, we ultimately expect to mature into operating projects. We have finalized a definitive agreement with Pinnacle Mining Company, LLC, a coal mining and energy resources company, to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project") on which we are currently pursuing financing. In addition, we have arranged for the financing of our initial fertilizer manufacturing plant in China. Now that the Settlement has been received it is essential that these projects move forward quickly. If that does not occur, we must pursue additional outside financing, which would likely involve further dilution to our shareholders.

     Unless the context otherwise requires, references to us herein include our consolidated subsidiaries, including BOC.

Recent Developments
-------------------

     Oil and Gas Business. On January 19, 2005, we announced that we were back in the oil and gas business. We reported that in recent years our wholly-owned subsidiary, BOC, has filed on a number of federal and state oil and gas leases in the Rocky Mountain area. One of the leases which BOC acquired was a 640-acre tract covering all of Section 36, Township 3 North, Range 48 West, in Yuma County, Colorado.

     In January of 2004 BOC entered into a Seismic Option - Farmout Agreement with Vista Resources ("Vista") of Pittsburgh, Pennsylvania. Vista has now drilled six wells in the Niobrara Formation on the farmout lands. Under the farmout arrangement BOC was carried for a 22.5% working interest in the #43-36 well and will pay its 22.5% share of the cost of the additional wells. The first two wells were completed in January of 2005. The Yuma-5 State #43-36 located in the NE SE of Section 36 had an indicated wellhead open flow of 516 mcfd (thousand cubic feet per day) and the Yuma-5 State #44-36 located in the SE SE of Section 36 had an indicated wellhead open flow of 678 mcfd. Pipe was set on four additional wells in February and March of 2005 which are awaiting completion and test results.

     Preliminary indications are that the wells are expected to have reserves of approximately 350 to 400 mmcf (million cubic feet) each, with BOC's 22.5% share of the six wells costing a total of approximately $200,000. Following completion of the four new wells, we anticipate that they will be placed on production in the second quarter of 2005, with expected initial production of 150-200 MCF per day from each well. We believe the wells will be a source of meaningful income to BOC for a number of years.

     Placement of Convertible Subordinated Notes. On January 25, 2005, we reported that we had completed the sale of $2,100,000 of our 12% Convertible Subordinated Notes due February 15, 2010 (the "Notes") to a group of private investors. $255,000 of the Notes were exchanged for notes we had previously issued. The Notes are convertible into shares of the Company's common stock at $1.00 per share. The sale of the Notes, net of the exchange and legal and other costs associated with the offering, provided approximately $1,700,000 of net proceeds to us in 2005. A portion of the net proceeds will be used to provide us with the necessary working capital to bridge the gap until we obtain the funds necessary to proceed with the Pinnacle Project, which we expect to commence during the second quarter of 2005. The remainder of the net proceeds will be used to finance the project, if necessary.

     Financing of Initial Fertilizer Manufacturing Plant in China. On February 14, 2005, we announced that a private investor has agreed to finance the cost of our initial fertilizer manufacturing facility in the People's Republic of China (the "PRC"). Beard Environmental Engineering, L.L.C. ("BEE") and the investor have formed a limited liability company (the "LLC") that will own the Chinese operating company that will control and manage the day-to-day operations of the facility. The investor and BEE have each made a $50,000 cash contribution to and have a 50% ownership and equity in the LLC. The investor has agreed to loan funds to the LLC between February 14 and July 1, 2005, that we believe will be sufficient to fund the capital costs and pre-operating costs of the facility. The lender can look only to available funds of the LLC for repayment, and we will not be liable for repayment of the loan.

     The initial plant will be located in close proximity to Beijing and will produce a new, environmentally friendly, Organic Chemical Compound Fertilizer ("OCCF"). The new fertilizer will use up to 62% less chemicals and yet provide superior performance as compared to chemical fertilizers presently used in the PRC. The plant is initially targeted to produce about 32,000 metric tons per year of OCCF with estimated revenues of more than US$5,000,000 annually. The facility will be sized to permit doubling of production capacity to meet market demand. We anticipate that production will commence in time for the fall planting.

                              CONTINUING OPERATIONS

     Coal Reclamation Activities. Our coal reclamation activities, which are conducted by Beard Technologies, Inc. ("BTI"), comprise the Coal Segment. BTI is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.

     Carbon Dioxide Operations. Our carbon dioxide activities comprise the CO2 Segment, consisting of the production of CO2 gas which is conducted through Beard. We own non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

     Operations in China. Our activities in China, which are conducted by Beard Environmental Engineering, LLC ("BEE") through its consolidated subsidiaries, comprise the China Segment. BEE and its subsidiaries are pursuing environmental opportunities in the PRC, focusing on the installation and construction of plants that manufacture OCCF.

     e-Commerce. Our e-Commerce activities, which are conducted by starpay.com(TM), l.l.c. ("starpay") and its parent, Advanced Internet Technologies, L.L.C. ("AIT"), comprise the e-Commerce Segment. starpay's current focus is on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

     (b)  Financial information about industry segments.
     ---  ----------------------------------------------

     Financial   information   about  industry  segments  is  contained  in  the
Statements of Operations and Note 15 of Notes to the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

     (c)  Narrative description of operating segments.
     ---  --------------------------------------------

     We currently have four operating segments: Coal, CO2, China, and e-Commerce. All of such activities, with the exception of our CO2 gas production activities, are conducted through subsidiaries. We, through our corporate staff, perform management, financial, consultative, administrative and other services for our subsidiaries.

                           COAL RECLAMATION ACTIVITIES

     Background of Beard Technologies, Inc. In early 1990 we acquired more than 80% of Energy International Corporation ("EI"), a research and development firm specializing in coal-related technologies. We sold EI in 1994, retaining certain assets which were contributed to a wholly-owned subsidiary, BTI.

     Impact of Section 29. In the late 1990's significant activity in the coal industry was focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits of $20 to $25 per ton under Section 29 of the Internal Revenue Code. In order to qualify for the tax credit, the projects had to produce a synthetic fuel (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

     The MCN Projects. Beginning in April of 1998, BTI operated six pond recovery/Section 29 briquetting projects for a subsidiary of MCN Energy Group, Inc. ("MCN"). At the time this made BTI, to the best of our knowledge, the largest operator of coal recovery plants in the world. Unfortunately MCN became concerned that the plants might not qualify for the tax credit and took a special charge of $133,782,000 at year-end 1998 to completely write off the projects. In January of 1999 MCN terminated the contracts, which later qualified for the tax credits. This was a major setback to BTI and had a severe negative impact on its subsequent income and cash flow.

     DTE Dickerson Services Agreement. In July of 2004 BTI entered into an agreement to provide dredging services and equipment for DTE Dickerson, LLC, a subsidiary of DTE Energy Company. At the time the agreement was entered into it was expected to have a material effect upon the Coal Segment's financial results during the initial two year agreement term. However, BTI was unable to meet the performance design objectives specified in the agreement which contained some unusually restrictive requirements. BTI spent approximately $184,000 gearing up for the project, which generated only $133,000 of revenues. Due to the early termination of the project on November 30, 2004, BTI incurred a loss of approximately $158,000 on the project.

     Sharp Increase in Natural Gas Prices; Effect on Coal Demand. The recent sharp increase in natural gas prices has had a major impact upon the electric power generating industry. It now appears that natural gas will be in increasingly short supply in future years. As a result, the price of coal when compared to the price of gas on a Btu basis has become increasingly attractive. It now appears that coal, which accounts for over 50% of the nation's power generating capacity, will remain the principal fuel source for electric power production for a number of years.

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

     We believe this is an ideal set of circumstances for BTI, which in recent years has been totally focused on pond recovery. Since the termination of the MCN agreements BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines. We have a great deal of expertise in the complicated business of coal pond recovery. We believe that we are the industry leader and that most coal operators contact us first when they are interested in having a pond recovered.

     Projects Under Development. This convergence of high coal prices with added regulatory agency pressure has resulted in BTI having more potential projects on the drawing board than at any other time in its existence. In September we announced the signing of an agreement to perform the Pinnacle Project. The contract has an initial term of six years and is extendible for an additional four years if sufficient coal reserves remain at the end of the initial term. We expect to commence the Pinnacle Project during the second quarter of 2005 if we can successfully arrange the financing therefor.

     Currently, we are actively pursuing seven other projects, all but three of which are located in the Central Appalachian Coal Basin. We also have a number of other projects in the pipeline for follow up once these projects have come to a resolution. We have had more coal producers and utilities calling us to discuss projects in the last year than we have had during the previous 13 years of BTI's existence.

     Status of Financing. We are pursuing the financing necessary to fund the Pinnacle Project through three separate avenues:

     Note Offering. We arranged for an investment banking firm to sell $1,800,000 of our 9% convertible subordinated notes (the "9% Notes") to accredited investors in a private placement which was commenced on September 15, 2004 on a best efforts basis. We raised a total of $255,000 under this offering, which we terminated when we determined that we needed to offer more favorable terms in order to raise the needed funds. On December 29, 2004, we commenced a private placement of $2,100,000 of 12% convertible subordinated notes (the "12% Notes") which had a higher coupon, a lower conversion price, and gave the purchasers a security position in certain equipment owned by BTI in the event that we do not obtain sufficient financing to perform the Pinnacle Project. We also allowed the purchasers of our 9% Notes to exchange such notes for the 12% Notes if they agreed to forego any interest accrued prior to the date of exchange. All of the 9% Notes were subsequently exchanged, and the offering was fully subscribed and closed on January 25, 2005.

     The net proceeds of more than $1,700,000 from the offering of the 12% Notes substantially improved our liquidity and working capital position. However, because the 12% Notes are currently convertible at $1.00 per share into our common stock, their conversion will create a substantial amount of dilution on our future earnings per share.

     USDA-Guaranteed Financing. We have also been pursuing USDA-guaranteed financing of up to $5,000,000 for the Pinnacle Project. We have been advised that such financing may also be available for up to four additional projects. In order to qualify for the USDA guaranty of our financing, we must have a minimum equity amount of 20% of the loan proceeds. We intend to use the net proceeds from the 12% Note offering (to the extent not used for working capital), the proceeds from any additional debt or equity placements and BTI's equipment to provide the equity necessary to qualify for the USDA guaranty.

     Additional Debt and Equity Placements. We have retained a New York City-based firm (the "Financing Agent") which specializes in the private placement of debt and equity securities for energy companies, to raise the financing necessary for us to perform three to four pond recovery projects, including the Pinnacle Project. They are seeking financing from both debt and equity lenders, based on the premise that USDA-guaranteed financing may or may not be available.

     At this point, we cannot determine which, if any, of the financing avenues described above will be successfully achieved. Additionally, we cannot assure you that the new subsidiary debt or project equity being offered will be sold, that the USDA-guaranteed financing will become available, that the Financing Agent will arrange the desired financing, or that any of the eight pond recovery projects will proceed.

     To date no financing commitments have been received, and there is no assurance that our financing efforts will be successful.

     Improved Drilling and Lab Capabilities. In 2000 BTI made substantial investments to improve its slurry pond core drilling equipment and its fine coal laboratory analytical services capabilities. In addition to supporting its own pond recovery project evaluations, BTI is now able to offer state of the art drilling and analytical services to commercial clients who are independently investigating their own projects.

     Principal Products and Services. The principal products and services supplied by our Coal Segment are (i) the capability to undertake large reclamation projects and the cleanup of slurry pond recovery sites; (ii) core drilling of slurry ponds and evaluation of recoverable coal reserves; (iii) consulting reclamation technology; (iv) technical services; and (v) proprietary coal reclamation technology.

     Sources and Availability of Raw Materials. There are numerous coal impoundments scattered throughout the eastern third of the U.S. which contain sizeable reserves of coal fines which we believe can be recovered on an economic basis while at the same time solving an environmental problem. With the recent dramatic increase in coal prices, slurry pond owners are recognizing that recovery can be done on a profitable basis, making it a win-win proposition for both the pond owner and the company undertaking the project.

     Dependence of the Segment on a Single Customer. The Coal Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years.

                                      Percent of
                                     Consolidated
                                     Revenues from
        Fiscal Year                   Continuing
           Ended                      Operations
           -----                      ----------
          12/31/04                       19.4%
          12/31/03                        9.9%
          12/31/02                        2.6%

     The segment is not dependent on a single customer. Loss of all of the segment's present customers would not have a material adverse effect on the segment nor on us. Although revenues from the DTE Servicing Agreement accounted for 70.4% of segment revenues and 13.7% of consolidated revenues, early termination of this contract is not expected to have a material adverse effect on the segment or the Company as it appears the contract would have been marginally profitable at best if it had run to its conclusion.

     Our revenues and profitability will continue to be negatively impacted until contracts for new reclamation projects currently in development have been negotiated and finalized.

     Facilities. BTI leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh ("UPARC"). BTI's facilities at UPARC give the Coal Segment access to a wide range of coal and mineral testing capabilities.

     Market Demand and Competition. To our best knowledge, our only competition of equivalent or greater size and scope of operations is DTE Energy Company, a full service energy and energy technology company based in Detroit, Michigan ("DTE"). Although DTE has significantly greater financial capability, we believe that BTI has better facilities and a wider range of technical expertise. There are also several small independent concerns in the business. Competition is largely on the basis of technological expertise and customer service.

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

                            CARBON DIOXIDE OPERATIONS

     General. Our carbon dioxide (CO2) gas operations are conducted by the parent company which owns working and overriding royalty interests in two CO2 gas producing units.

Carbon Dioxide (CO2) Properties
-------------------------------

     McElmo Dome. The McElmo Dome field in western Colorado is a 240,000-acre unit from which CO2 gas is produced. We own a 0.53814206% working interest (0.4708743% net revenue interest) and an overriding royalty interest equivalent to a 0.0920289% net revenue interest in the Unit, giving us a total 0.5629032% net revenue interest.

     Deliveries of CO2 gas are transported through a 502-mile pipeline to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. Kinder Morgan CO2 Company, L.P. serves as operator of the unit. There are 46 producing wells, ranging from 7,634 feet to 8,026 feet in depth. McElmo Dome is believed to be the largest producing CO2 field in the world. The gas is approximately 98% CO2.

     In 2004, we sold 1,787,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $.42 per Mcf. In 2003 we sold 1,529,000 Mcf attributable to our working and overriding royalty interests at an average price of $.33 per Mcf. In 2002 we sold 1,514,000 Mcf attributable to our working and overriding royalty interests at an average price of $.29 per Mcf. We were underproduced by 48,000 Mcf on the sale of our share of McElmo Dome gas at year-end 2004.

     As the result of the recent increase in oil prices, CO2 demand for tertiary recovery and McElmo Dome production has increased accordingly. CO2 production, which averaged 732 million cubic feet per day in 2002, increased to 784 million cubic feet per day in 2003, and increased further to 887 million cubic feet per day in 2004. We have been advised by the operator that the field is now capable of producing 1.2 billion cubic feet per day.

     We consider our ownership interest in the McElmo Dome Field to be one of our most valuable assets. As a result of the settlement of the McElmo Dome litigation, the recent improvement in oil prices and the increased demand and improved pricing for CO2, we now believe that our interest in the field has a fair market value in excess of $4.8 million versus a book value of $338,000 at year-end 2004.

     Anticipated Improvement in Pricing as a Result of the McElmo Dome Settlement. In addition to establishing a cash settlement fund to settle the litigation the McElmo Dome Settlement Agreement also provided for the monitoring of pipeline tariffs, minimum prices and funding for a CO2 Claims Committee to enforce these provisions. We anticipate additional improvement in pricing from the above. Moreover, we will investigate marketing our share of the CO2 through other parties at a higher price.

     Bravo Dome. We also own a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. Bravo Dome is believed to be the second largest producing CO2 field in the world. At December 31, 2004, we had produced 606,000 Mcf of CO2 gas which is presently in storage. We sold no CO2 gas from Bravo Dome in 2004, 2003 and 2002. Our solid CO2 segment, which was sold in 1997, had previously provided the market for such gas. We are continuing our efforts to market our share of the gas at a reasonable price, but such efforts have to date been unsuccessful.

     Occidental Petroleum Corporation operates the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

     Net CO2 Production. The following table sets forth our net CO2 production from McElmo Dome for each of the last three fiscal years:

                                     Net CO2
         Fiscal Year               Production
            Ended                     (Mcf)
            -----                     -----
           12/31/04                1,787,000
           12/31/03                1,529,000
           12/31/02                1,514,000

     Average Sales Price and Production Cost. The following table sets forth our average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last three fiscal years:

                             Average Sales Average Lifting
        Fiscal Year                   Price Per Mcf             Cost Per Mcf
           Ended                         of CO2                    of CO2
           -----                         ------                    ------
         12/31/04                         $0.42                    $0.06
         12/31/03                         $0.33                    $0.06
         12/31/02                         $0.29                    $0.07

     Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years. Our CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2004, approximately 95% of our revenues from the sale of CO2 gas was derived from Kinder Morgan, L.P. and approximately 5% was derived from Exxon Mobil.

                               Percent of
                              Consolidated
                              Revenues from
      Fiscal Year              Continuing
         Ended                 Operations
         -----                 ----------
       12/31/04                   77.6%
       12/31/03                   85.7%
       12/31/02                   94.9%

     Under the existing operating agreements, so long as any CO2 gas is being produced and sold from the field, we have the right to sell our undivided share of the production to either Kinder Morgan or Exxon Mobil and also have the right to sell such production to other users. During 2004 Kinder Morgan was offering a slightly higher price than Exxon Mobil, so more of the segment's production was sold to Kinder Morgan. We believe that the loss of either Kinder Morgan or Exxon Mobil as a customer would have a material adverse effect on the segment and on us.

     Productive Wells. Our principal CO2 properties are held through our ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2004, we held a working interest in a total of 396 gross (0.45 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                                     Number of Wells
                                                     ---------------
                     State                      Gross               Net
                     -----                      -----               ---
          Colorado .....................        46                0.248
          New Mexico ...................       350                0.205
                                               ---                -----
               Total....................       396                0.453
                                               ===                =====

     Financial Information. Financial information about our CO2 gas operations is contained in our Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                               OPERATIONS IN CHINA

     Background Information. In 1998 we opened an office in the PRC. In 1999 we established a Representative Office in Beijing. In 2001 Beijing Beard Bio-Tech Engineering Co., Ltd. ("BTEC"), a Chinese corporation, was organized as a wholly-owned subsidiary to serve as the operating entity for all of the China Segment's activities in the PRC. In 2002 we formed BEE, a wholly-owned Oklahoma limited liability company, to serve as the parent company of BTEC and all of the segment's subsidiaries in China. In February of 2005 BEE and a private investor formed BEE/7HBF, LLC which is owned 50% each by BEE and the private investor. This new entity will form a wholly foreign-owned enterprise ("WFOE") in China that will control and manage the segment's initial fertilizer manufacturing plant in the PRC.

     Environmental Opportunities. China is a large country with serious environmental problems which include atmospheric pollution, ground water pollution and land pollution. To solve these problems the government has made the decision to permit the use of foreign equipment and technology. The amount of arable land in China is limited considering its dense population. China is the largest user of chemical fertilizers in the world. Unfortunately, the carryover of fertilizers from one planting to the next and the considerable runoff into lakes and rivers has polluted much of China's arable land and fresh water resources.

     Organic-Chemical Compound Fertilizer Initiatives. China, which is the world's fourth largest country in area, is also the world's most heavily populated country, with a population of almost 1.3 billion. China categorizes about 800 million of their population as "farmers." The average sized farm is less than two acres. In order to earn a subsistence living, China's farmers must, if possible, multi-crop the same plot of soil, frequently using hybrid crop varieties with greater yields that stress the soil much more so than non-hybrid crops. To ensure production, fertilizers are used with each planting, which increases soil stress. This abusive farming practice has, over time, resulted in damaged, less productive soil. Working with the top agronomists and academicians in the Chinese agricultural community, we have developed a concept to mitigate this problem by manufacturing organic chemical compound fertilizers ("OCCF"). The end result will be a line of environmentally friendly fertilizers utilizing organics derived from waste materials that, due to their abundance, are a serious environmental nuisance in China.

     Formulation of Product. The formulation of our product will be based on the target crops and determined by leading soil scientists at China Agricultural University in Beijing and agronomists in each province. Our production will amount to less than about 5% of total fertilizer demand in each of the provinces in which we are planning to construct a facility. We believe that the sales price for our product will be commensurate with and that the quality will be superior to other similar products presently available. We expect to receive strong support for our product from these senior scientists and from the provincial authorities. Based on these and other factors, we are confident that our product will be well received by the agricultural community.

     REUSE License Agreement. In February of 2003 BEE entered into a License Agreement with Real Earth United States Enterprises, Inc. ("REUSE") whereby BEE obtained the exclusive right and license to use the REUSE proprietary composting technology in the PRC. BEE also has the exclusive right to license or sublicense the technology in the PRC. The exclusive right is for a term of five years and will be automatically extended for additional five year periods if BEE or its affiliates have entered into written agreements for either (i) the sublicense of five plants or (ii) the sale to Cooperative Joint Ventures ("CJV's") of five plants during the respective periods involved.

     BEE will pay a license fee prior to the start up date of each plant which utilizes the REUSE technology. For biosolid plants, such fee will be determined by the design biocell capacity of each plant. The fee for a biosolid plant will range from $125,000 to $250,000 depending upon the size of the plant. The license fee for an MSW plant will be higher due to the complexity of the plant and equipment involved. If either type of plant is later expanded, BEE will pay a supplemental license fee equal to 10% of the construction cost of the plant enhancement. BEE will also pay a quarterly royalty payment to REUSE for each metric ton of compost sold.

     BEE has placed the marketing of the REUSE technology on hold pending completion of the new "mini-plant" described below, which will be used to showcase our OCCF technology.

     Financing of Initial Fertilizer Manufacturing Plant. In February of 2005 we announced that a private investor has agreed to finance the cost of BEE's initial fertilizer manufacturing facility in the PRC. The initial plant will be located in close proximity to Beijing and will produce a new, environmentally friendly, OCCF. The plant is initially targeted to produce about 32,000 metric tons per year of OCCF with estimated revenues of more than US$5,000,000 annually. The facility is sized to permit doubling of production capacity to meet market demand. It is anticipated that production will commence in time for the fall planting. (See "General development of business---Recent Developments" for additional details).

     Principal Products and Services. The principal products and services supplied by our China Segment are the installation, construction and operation of facilities which utilize proprietary technology licensed from others.

     The China Segment generated no revenues in 2004, 2003 and 2002.

     Facilities. BEE leases a small office located in Beijing Landmark Tower, Building No. 1, in Beijing, China. It intends to move its office to the site of the new manufacturing facility during the second quarter of 2005.

     Market Demand and Competition. The environmental industry is highly competitive, and the China Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise, product quality and customer service.

     Financial Information. Financial information about the China Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                                   e-COMMERCE

     Formation of starpay.com(TM), inc. (now starpay.com, l.l.c.). In 1999 four patent applications were filed embodying the features of a new secure payment system for Internet transactions and we formed starpay.com, inc. ("starpay") to pursue the development of the payment system. In 2000, starpay filed two additional patent applications which considerably broadened the scope and the potential of its patent claims. In 2001 starpay became starpay.com, l.l.c.

     In May of 2003 we formed Advanced Internet Technologies, L.L.C. ("AIT"). The members of starpay.com, l.l.c. contributed their entire membership interests in starpay to AIT for equivalent membership interests in AIT. starpay became a wholly-owned subsidiary of AIT with Marc Messner, Beard's VP-Corporate Development and the inventor of starpay's technology, serving as its Sole Manager. Current ownership in AIT is as follows: Beard (71%); Messner (15%); patent attorney (7%); Web site company (7%).

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

     Other features of starpay's technology include a patent-pending system that incorporates the innovative use of the ubiquitous compact disc or smart card as a security and transaction-enabling device. The enabling device, user's identifier and/or PIN must all be present to enable a payment transaction on the Internet. This technology is an additional layer of security that may or may not be applied to starpay's proprietary process flow models.

     License Agreement. In November of 2001 VIMachine, Inc. ("VIMachine"), the owner of U.S. Patent 5,903,878, "Method and Apparatus for Electronic Commerce" (the "VIMachine Patent") granted to starpay the exclusive marketing rights, with respect to certain clients (the "Clients") which starpay has identified to VIMachine, for security software and related products and applications. starpay believes the VIMachine Patent will provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields.

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

     Visa Litigation. In May of 2003 starpay along with VIMachine filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). In July of 2003 the Plaintiffs filed, with the express written consent of the Defendants, an Amended Complaint. The ongoing suit seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; and (ii) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and court costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

     On January 4, 2005, following a Markman hearing held in late October of 2004, the Magistrate Judge filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. The Magistrate Judge found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the Magistrate's recommendations in the form of an appeal to the District Court and are awaiting the Court's final ruling on claim construction issues.

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

     On March 28, 2003, starpay finalized a Patent License Agreement with Universal Certificate Group LLC ("UCG"), a private company based in New York City. UCG has developed a universal online gift certificate that is accepted as payment at hundreds of online stores through its subsidiary, GiveAnything.com, LLC. The Agreement, which remains in effect for the term of the patent, grants to UCG the exclusive, worldwide license to use, improve, enhance or sublicense the Voucher Patent. Under the Agreement, starpay receives a license fee payable annually for three years plus a royalty payable semi-annually during the patent term. starpay also shares in any license fees or royalties paid to UCG for any sublicenses. UCG has the exclusive right to institute any suit for infringement under the Agreement. starpay has the right to jointly participate in any suit, in which case any damages obtained will be shared according to the fees and expenses borne by each party. UCG has the option to terminate the Agreement at any time without liability.

     starpay's Strategy and Current Opportunities. starpay's plan is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property. We have identified and investigated many opportunities for our intellectual property portfolio which include various e-commerce payment systems, security access applications and secure document transmission. Although there are many applications for our technology, our focus is on Internet security, authentication and electronic payments. starpay is continuously assessing these situations looking toward the possibility of generating additional licensing opportunities.

     starpay believes that its intellectual property portfolio provides the technology and methods for enabling the most secure payment system and authentication protocols available for use on the Internet. If starpay is successful in its strategic licensing and litigation efforts, the e-Commerce Segment is expected to become a major contributor to our future success. However, no assurance can be given that starpay will successfully capitalize on its Internet security methods and technologies.

     Facilities. starpay occupies a small portion of the office space occupied by us at our corporate headquarters located in Oklahoma City, Oklahoma.

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

                                      Percent of
                                     Consolidated
                                     Revenues from
        Fiscal Year                   Continuing
           Ended                      Operations
           -----                      ----------
          12/31/04                        3.0%
          12/31/03                        4.2%
          12/31/02                        0%

     The segment presently has only one customer, a licensee. However, the licensee has already generated one sublicense and is pursuing others. We believe that the loss of the segment's present customer would not have a material adverse effect on the segment since the segment would then be in a position to pursue licenses directly with other parties. The loss of the present customer would not have a material adverse effect on us.

     Financial Information. Financial information about the e-Commerce Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                                   REGULATION

     General. We are subject to extensive regulation by federal, state, local, and foreign governmental authorities. Our operations in the United States and China are subject to political developments that we cannot accurately predict. Adverse political developments and changes in current laws and regulations affecting us could dramatically impact the profitability of our current and intended operations. More stringent regulations affecting our coal reclamation activities could adversely impact the profitability of our future coal reclamation operations and the availability of those projects.

     Environmental and Worker Safety Matters. Federal, state, and local laws concerning the protection of the environment, human health, worker safety, natural resources, and wildlife affect virtually all of our operations, especially our coal reclamation and environmental remediation activities. These laws affect our profitability and increase the Company's exposure to third party claims.

     It is not possible to reliably estimate the amount or timing of our future expenditures relating to environmental matters because of continually changing laws and regulations, and the nature of our businesses. We cannot accurately predict the scope of environmental or worker safety legislation or regulations that will be enacted. Our cost to comply with newly enacted legislation or regulations affecting our business operations may require us to make material expenditures to comply with these laws. Since we are not currently involved in any projects, it does not include environmental exposures in its insurance coverage. Should we become involved with projects having environmental exposure, we believe we will have no difficulty in obtaining environmental coverage adequate to satisfy its probable environmental liabilities. As of this date, we are not aware of any environmental liability or claim that could reasonably be expected to have a material adverse effect upon our present financial condition.

                                  RISK FACTORS

Net Losses, Limited Liquidity and Capital Resources

     Although we were profitable in 2004 as a result of the Settlement, we have suffered net operating losses during each of the last seven years. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004; however, such deficiency will continue to increase until we are able to achieve profitability in our Coal and China Segments. This deficiency will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

     Our business will continue to require substantial expenditures. There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

History of Delays in Finalizing New Coal Projects

     We have experienced delays in the past in finalizing its new coal projects. We may experience additional delays in the future. Although we have signed a definitive agreement on the Pinnacle Project, we have not yet been successful in arranging the financing for the project. No definitive contracts have been signed in connection with the other projects currently under development in the Coal Segment, nor has any financing been arranged to date for these projects. Continued delays in finalizing our new coal projects may have a material adverse effect on us.

History of Delays in Finalizing Projects in China

     We have experienced delays in the past in finalizing projects in China and may experience additional delays in the future. We have just arranged the financing for our initial project. It is critical that this project be completed on budget and in a timely manner. Continued delays in finalizing our new projects in China may have a material adverse effect on us.

starpay Intellectual Property Rights; Copying by Competitors

     We have identified at least three competitors that offer services that potentially conflict with starpay's intellectual property rights. If we are unable to protect our intellectual property rights from infringement, we may not be able to realize the anticipated profit potential from the e-Commerce Segment.

Failure to Achieve a Settlement or Win a Judgment in the Lawsuit Against Visa

     In connection with the lawsuit against Visa, we have agreed to bear one-half of the out-of-pocket expenses (excluding legal fees) borne by the law firm handling the case. At this point it is difficult to estimate the maximum exposure for such expenses, or the length of time before the matter might be resolved. However, if our operating results do not improve going forward and we are unable to pay our share of the expenses, then we would be faced with reducing our potential recovery from any settlement or judgment.

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

                           OTHER CORPORATE ACTIVITIES

     Other Assets. During the last six years we have disposed of most of the assets related to our discontinued operations. However, we still have a few remaining assets and investments which we are in the process of liquidating as opportunities materialize. At year-end 2004 such assets consisted primarily of the residue of an iodine extraction plant and related equipment, brine collection wells, drilling rig components and related equipment, land and improvements, wastewater storage tanks, oil and gas leases and a real estate limited partnership in which we are a limited partner. All of such assets are reflected on our books for less than their anticipated realizable value. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in our ongoing business activities or redeployed into newly targeted opportunities.

     Office and Other Leases. We lease office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2005, at a current annual rental of $75,000. In addition, our subsidiaries lease space at other locations as required to serve their respective needs.

     Employees. As of December 31, 2004, we employed 21 full time and seven part time employees in all of our operations, including five full time employees and two part time employees on the corporate staff.

     (d) Financial information about foreign and domestic operations and export sales.
          ---------------------------------------------------------------------

     See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 2. Properties.
        -----------

     See Item 1(c) for a description of properties.

Item 3. Legal Proceedings.
        ------------------

     Neither we nor any of our subsidiaries are engaged in any litigation or governmental proceedings which we believe will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, we were a plaintiff in a lawsuit where our share of the claims, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2004. This suit has now been settled. See "McElmo Dome Litigation" below.

     McElmo Dome Litigation. In October of 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the "Defendants"). Plaintiffs' complaint alleged damages caused by Defendants' wrongful determination of the value of CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations" at pages 10-12) and the corresponding wrongful underpayment to Plaintiffs.

     A Settlement Agreement was signed in September of 2001. Following a lengthy appeal by certain objecting class members the Settlement became final in July of 2003 and we received our $1,151,000 share of the first installment of the Settlement. We received the second installment of $2,826,000 on March 26, 2004. Distribution of the proceeds significantly improved our balance sheet and enabled us to pay off $2,620,000 of our then outstanding debt and associated accrued interest.

     We expensed all of our share, totaling $450,000 from 1996 through year-end 2003, of the costs of the litigation. Accordingly, the Settlement proceeds flowing to us resulted in net income, except for alternative minimum tax in the amount of $118,000 in 2004. Our share of the Settlement was not subject to Federal or Colorado income tax due to our NOL's. (See Note 11 to the Company's Financial Statements).

     Coalition Managers Litigation. In April of 2002 a suit was filed in the U.S. District Court of Colorado (Harry Ptasynski v. John M. Cogswell, et al---Case No. 02-WM-0830 (OES) against the attorneys and managers (including our Chairman) of the CO2 Claims Coalition, LLC (the "Coalition"---one of the Plaintiffs in the preceding lawsuit which has now been settled). We are not a defendant in the suit, which was initially brought by Ptasynski and another party which later dismissed itself from the action. In this action Ptasynski is seeking to recover a share of the proceeds of the Coalition's settlement against the Defendants in the McElmo Dome lawsuit despite the fact that he opted out of the lawsuit in order to pursue his own claims in a separate lawsuit against the Defendants in Texas. Although his case was initially successful in Texas it was later overturned on appeal.

     The Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit until such time as its outcome has been determined. Presently approximately $700,000 remains in the defense fund. Once the case has been resolved, any remaining funds net of costs will be distributed to the Coalition members, including us. In March of 2004 the Court dismissed the claims against the attorneys and several of the claims against the managers but gave the Plaintiff the opportunity to make additional arguments as to why other claims should not be dismissed. In April of 2004 Plaintiff asked the Court not to dismiss the remaining claims and moved to file a Second Amended Complaint against the managers and, for the first time, against the Coalition. In May of 2004 the Defendants asked the Court to deny Plaintiff's new Complaint and have been waiting for the Court's Order since then. We consider the Plaintiff's claims to be without merit. We will receive approximately 20% of the remaining funds, if any, once the suit has been resolved.

     Visa Litigation. In May of 2003 our 71%-owned subsidiary, starpay.com, l.l.c., along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of U.S. Patent No. 5,903,878 (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. On July 25, 2003, the Plaintiffs filed an Amended Complaint. The suit seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

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

     In April and May 2004, Plaintiffs filed their Patent Infringement Contentions and a supplement thereto detailing Visa's alleged infringement of the majority of the patent claims depicted in the VIMachine Patent. Subsequently, in May 2004, Defendants filed Preliminary Invalidity Contentions requesting the VIMachine Patent be found invalid.

     From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the 878' patent claims. A hearing regarding patent claim construction (a "Markman hearing") was held on October 21 and 29, 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. On January 4, 2005, Magistrate Judge Sanderson filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. Judge Sanderson found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the Magistrate's recommendations in the form of an appeal to District Judge Lindsey and are awaiting the Court's final ruling on claim construction issues.

     During the first quarter of 2000 starpay's trade secrets were relayed to Visa verbally in face-to-face conferences and telephone calls, as well as in correspondence by post and electronic mail. After receiving starpay's technology and ideas, Visa filed a series of provisional patent applications beginning in April of 2000 using starpay's trade secrets. At the same time, Visa wrongfully incorporated starpay's trade secrets in to its Visa Payer Authentication Service ("VPAS"). VPAS infringes the VIMachine Patent. From early 2000 until recently, starpay tried on several occasions to enter into meaningful negotiations with Visa to resolve their intellectual property concerns. Visa has continually denied their infringement of the VIMachine Patent and starpay's assertion that Visa has appropriated starpay's trade secrets.

     In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. In an October 26, 2004, news release, Visa depicted Verified by Visa as "the leading security standard for authentication of Internet transactions." Also, in this release Visa announced that Verified by Visa had "recorded an increase of close to 200% in the number of transactions for the quarter ending in September 2004." Visa further announced that "total Verified by Visa card volume for the first nine months of 2004 was $5.4 billion."

     Both sides anticipate filing dispositive motions in the late summer or fall. Trial is slated to begin in February 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4a.  Executive Officers and Significant Employees of the Company.
          ------------------------------------------------------------

     The table below sets forth the age, positions with us and the year in which each person first became our executive officer or significant employee. All positions are held with us unless otherwise indicated, and such persons are part of the corporate staff serving us and all of our subsidiaries unless otherwise indicated.

                                                                                              Executive Officer
                                                                                                Or Significant
                                                                                                 Employee of
                                                                                                Beard or Beard
        Name                                 Principal Positions<F6>                              Oil Since           Age
        ----                                 --------------------                                 ---------           ---
W. M. Beard                                  Chairman of the Board and
                                           Chief Executive Officer<F1><F2>                        June 1969           76
Herb Mee, Jr.                       President & Chief Financial Officer<F1><F2>                 November 1973         76
Philip R. Jamison                    Chairman - Beard Technologies, Inc.<F3>                    February 1997         66
C. David Henry                      President - Beard Technologies, Inc.<F3>                      July 2004           51
Riza E. Murteza          President & CEO - Beard Environmental Engineering, L.L.C. and
                   Chairman - Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd.<F4>    November 1998         75
Marc A. Messner       President - Advanced Internet Technologies, L.L.C., Sole Manager -
                                            starpay.com, l.l.c.<F5>
                            and Vice President Corporate Development of the Company               April 1999          43
Jack A. Martine                     Controller and Chief Accounting Officer                      October 1996         55
Rebecca G. Voth                            Secretary and Treasurer<F2>                            July 1997           45
_____________________

<F1>
     Director of the Company.
<F2>
     Trustee of certain assets of the Company's 401(k) Trust.
<F3>
     Devotes all of his time to this subsidiary.
<F4>
     Devotes all of his time to these subsidiaries.
<F5>
     Devotes most of his time to these subsidiaries.
<F6>
     Indicated entities are subsidiaries of the Registrant.

     Information concerning our executive officers and certain significant employees is set forth below:

     W. M. Beard has served as our Chairman of the Board and Chief Executive Officer since December 1992. He previously served as our President and Chief Executive Officer from our incorporation in October 1974 until January 1985. He has served BOC as its Chairman of the Board and Chief Executive Officer since its incorporation. He has also served as our director and as a director of BOC since their incorporation. Mr. Beard has been actively involved since 1952 in all management phases of us and BOC from their inception, and as a partner of their predecessor company.

     Herb Mee, Jr. has served as our President since October 1989 and as our Chief Financial Officer since June 1993. He has served as BOC's President since its incorporation and as its Chief Financial Officer since June 1993. He has also served as our director and as a director of BOC since their incorporation. Mr. Mee served as President of Woods Corporation, a New York Stock Exchange diversified holding company, from 1968 to 1972 and as its Chief Executive Officer from 1970 to 1972.

     Philip R. Jamison has served as Chairman of BTI since July 2004. He previously served as BTI's President from August 1994 until July 2004. Mr. Jamison has been associated with the coal industry since 1960, working in various positions. From 1972 to 1977 he served as Vice President Operations for International Carbon and Minerals and as President and CEO of all its coal producing subsidiaries. From 1979 to 1988 he served as CEO of four small companies which were engaged in the production and sale of coal.

     C. David Henry has served as President of BTI since July 2004. He previously served from 2000 until July 2004 as BTI's Vice President of Operations where he focused on the development of coal recovery operations through the utilization of advanced coal processing technologies and the production of high-grade fine coal products. His area of expertise includes recovery and reclamation of coal slurry impoundments, testing and analysis of coal slurry samples, slurry pond reclamation design and coal preparation.

     Riza E. Murteza has served as President and Chief Executive Officer of BEE since December 2002 and of its predecessor since November 1998. He has served as Chairman of BTEC since December 2001. He was appointed Senior Advisor to the United Nations Development Project for China, residing in China for one year (1996-1997) while assisting large Chinese enterprises' move to a market economy. Prior to that he served as General Manager and Project Manager for two large projects in Indonesia and a large project in the Soviet Union for periods totaling nine years.

     Marc A. Messner has served as President of AIT and as sole manager of starpay. com, l.l.c. since May 2003. He served as President and Chief Executive Officer of starpay (and its predecessor) from April 1999 to May 2003, and as Sole Manager of starpay since May 2003. He has also served as our Vice President
- Corporate Development since August 1998. Mr. Messner is the inventor of starpay's proprietary payment system technology. From 1993 to 1998 he served as President of Horizontal Drilling Technologies, Inc., a company he founded in 1993 which we acquired in 1996.

     Jack A. Martine has served as our Controller, Chief Accounting Officer and Tax Manager since 1996. Mr. Martine had previously served as tax manager for BOC from June 1989 until October 1993. Mr. Martine is a certified public accountant.

     Rebecca G. Voth has served as Corporate Secretary of us and BOC since October 1993, and has served as Treasurer of such companies since July 1997.

     All executive officers serve at the pleasure of the Board of Directors.

     There is no family relationship between any of our executive officers. All executive officers hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders or until their prior resignation or removal.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.
         -----------------------------------------------------------------------

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------------

     (a)  Market information.
     ---  -------------------

     Our common stock trades on the OTC Bulletin Board ("OTCBB") under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations A for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

         2004<F1><F2>              High              Low
         ------------              ----              ---
      Fourth quarter              $0.83             $0.52
      Third quarter                1.25              0.35
      Second quarter               1.00              0.115
      First quarter                0.275             0.10

         2003<F1><F2>              High              Low
         ------------              ----              ---
      Fourth quarter              $0.35             $0.125
      Third quarter                0.35              0.14
      Second quarter               0.80              0.12
      First quarter                0.375             0.12
____________________

<F1>
     The reported quotations were obtained from the OTCBB Web Site. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quotations reflect the high best bid and low best bid for each quarter. There are several market makers who have been quoting a best bid of $0.01 per share for some time, and such bids are not considered to reflect a realistic bid for the shares.
<F2>
     All of the 2003 quotations and the 2004 quotations prior to August 6, 2004, have been adjusted to reflect the 2-for-1 stock split effected on that date.

     (b)  Holders.
     ---  --------

     As of March 25, 2005, the Company had 431 record holders of common stock.

     (c)  Dividends.
     ---  ----------

     To date, we have not paid any cash dividends. The payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings. We intend to employ our earnings, if any, primarily in our coal reclamation activities and do not expect to pay cash dividends for the foreseeable future. The Certificate of Designations of our Preferred Stock does not preclude the payment of cash dividends. The Certificate provides that, in the event we pay a dividend or other distribution of any kind, holders of the Preferred Stock will be entitled to receive the same dividend or distribution based upon the shares into which their Preferred Stock would be convertible on the record date for such dividend or distribution.

     (d)  Securities authorized for issuance under equity compensation plans.
     ---  -------------------------------------------------------------------

        Plan category                Number of securities to              Weighted-average        Number of securities remaining
                                     be issued upon exercise              exercise price of        available for future issuance
                                 of outstanding options, warrants       outstanding options,         under equity compensation
                                            and rights                   warrants and rights        plans (excluding securities
                                                                                                     reflected in column (a))
                                               (a)                               (b)                            (c)
                               -------------------------------------    ----------------------    --------------------------------
  Equity compensation plans    1993 SO Plan       -    26,250<F1>              $2.08<F1>                       None
 approved by security holders  2003-2 DSC Plan    -   712,717<F3>              $0.36<F2>                       87,283

  Equity compensation plans
   not approved by security
           holders                         None                                 None                           None
                               -------------------------------------    ----------------------    --------------------------------
            Total              All Plans          -   738,967                  $0.42                           87,283
                               =====================================    ======================    ================================
_____________________

<F1>
     The 1993 Stock Option Plan, as amended and as adjusted for subsequent stock splits, authorized the issuance of 412,500 shares of common stock.  Stockholders  approved the initial plan and all subsequent  amendments.  The Plan  terminated on August 26,
     2003.
<F2>
     The 2003-2 Deferred Stock  Compensation  Plan, as amended,  which authorizes 800,000 shares to be issued, was approved by the stockholders at the 2004 Annual Stockholders' Meeting.
<F3>
     As of March 15, 2005, a total of 739,991 Stock Units had been credited to the  Participants'  Stock Unit Accounts  based upon the Participants' deferral of $292,600 of Fees or Compensation.
<F4>
     The numbers shown in the above table are as of December 31, 2004.

Item 6. Selected Financial Data.
        ------------------------

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 37 of this report.

                                                    2004             2003             2002             2001             2000
                                                    ----             ----             ----             ----             ----
                                                                     (in thousands, except per share data)
Statement of operations data:
   Revenues from continuing operations            $   972          $   593         $   469          $   602           $   717

   Interest income                                      3                1             119              177               136

   Interest expense                                  (575)            (519)           (400)            (207)              (60)

   Earnings (loss) from continuing
      operations                                      937           (1,490)         (4,391)          (1,453)           (1,392)

   Loss from discontinued operations                    -             (121)           (223)            (868) <F1>      (1,637)

   Net earnings (loss)                                937           (1,611)         (4,614)          (2,321)           (3,029)

   Net earnings (loss) attributable to
      common shareholders                             937           (1,611)         (4,614)          (2,321)           (3,029)

   Net earnings (loss) per share <F2>:
    Basic:
         Earnings (loss) from continuing
              operations                             0.18            (0.33)          (1.05)           (0.37)            (0.37)
         Loss from discontinued operations           0.00            (0.02)          (0.05)           (0.21)            (0.43)
         Net earnings (loss)                         0.18            (0.35)          (1.10)           (0.58)            (0.80)
    Diluted:
         Earnings (loss) from continuing
              operations                             0.14            (0.33)          (1.05)           (0.37)            (0.37)
         Loss from discontinued operations           0.00            (0.02)          (0.05)           (0.21)            (0.43)
         Net earnings (loss)                         0.14            (0.35)          (1.10)           (0.58)            (0.80)

Balance Sheet Data:
   Working capital                                   (944)            (854)           (303)             281              (159)

   Total assets                                     1,273              941           1,264            4,058             5,087

   Long-term debt (excluding
       current maturities)                          3,807            4,883           4,241            2,513             1,428

   Convertible preferred stock                        889              889               -                -                 -

   Redeemable preferred stock                           -                -             889              889               889

    Total common shareholders'
   equity (deficiency)                             (4,144)          (5,333)         (4,833)            (344)            1,883
___________________

<F1>
     In March 2001, we determined that we would no longer provide  financial  support to ISITOP,  Inc., an 80%-owned  subsidiary specializing in the remediation of polycyclic aromatic hydrocarbon contamination.  In May 2001, we sold the fixed assets of the 50%-owned  subsidiary  involved in natural gas well testing  operations.  In August 2001, we made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. (See note 3 of notes to financial statements).
<F2>
     All per share numbers have been adjusted to reflect the 2-for-1 stock split effected by us as of August 6, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

     The following discussion addresses the significant factors affecting our results of operations, financial condition, liquidity and capital resources. Such discussion should be read in conjunction with our financial statements including the related notes and our selected financial information.

Overview
--------

     General. In 2004 we operated within the following operating segments: (1) the Coal Reclamation Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China Segment, and (4) the e-Commerce Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the installation, construction and operation of plants that manufacture environmentally friendly organic chemical compound fertilizer ("OCCF"). The e-Commerce Segment is engaged in a strategy to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property.

     In 2004, our continuing operations reflected earnings of $937,000 as compared with losses of $1,490,000, $4,391,000, $1,453,000, and $1,392,000 in
2003, 2002, 2001, and 2000, respectively.

     Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of our unprofitable segments. Such discontinued operations have reflected losses of $-0-, $121,000, $223,000, $868,000 and $1,637,000 in 2004,
2003, 2002, 2001 and 2000, respectively. See "Discontinued Operations" below.

     Now that the McElmo Dome litigation has been settled, we are focusing our primary attention on the Coal, China and e-Commerce Segments, which we believe have significant potential for growth and profitability.

     We have other assets and investments that we have been liquidating as opportunities have materialized.

     The results of operations for 2004, 2003 and 2002 were severely impacted by the termination of a major contract in January of 1999. Termination of this contract (see "Coal Reclamation Activities---The MCN Projects") has resulted in a severe decline in the segment's revenues---from $8,585,000 in 1998 down to $189,000 in 2004---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $508,000 in 1999, $625,000 in 2000, $544,000 in 2001, $2,105,000 in
2002,  $516,000 in 2003 and $682,000 in 2004.  $1,516,000 and $6,000 of the 2002
and 2003 losses, respectively, resulted from impairments of long-lived assets within the segment.

     Operating profit of the CO2 Segment in 2004 increased $222,000, or 61%, from the prior year, as a result of both increased production and higher pricing. The operating losses of the China Segment decreased to $549,000 in 2004 from $724,000 for the prior year as the segment incurred fewer administrative costs associated with the termination of a relationship with a former technology partner in China. The operating loss of the e-Commerce Segment increased to $124,000 from $100,000 the previous year as a result of increased expenses associated with its lawsuit against VISA. The operating loss from corporate activities at the parent company level decreased $231,000, or 20%, primarily as a result of lower professional fees and a reduction in amortization of capitalized costs associated with our debt offerings. We reversed our fortunes---going from a loss of $1,611,000 in 2003 to earnings of $937,000 in 2004, primarily reflecting (i) the receipt of $2,943,000 as the second and third installments of the McElmo Dome settlement versus $1,151,000 the prior year,
(ii) a $379,000 increase in total revenues, and (iii) a reduction in operating costs of $59,000.

     Operating profit of the CO2 Segment in 2003 increased $72,000, or 25%, from the prior year, as a result of both increased production and higher pricing. As a result of the dissolution of the relationship with its previous technology partner in China, losses of the China Segment increased to $724,000 in 2003 from $46,000 the prior year when results of the first 11 months were reported as a $357,000 loss in earnings of unconsolidated affiliates. The e-Commerce Segment reported its first revenues in 2003, and reduced its operating loss to $100,000 from $202,000 the previous year when results were burdened by a $45,000 impairment of intangible assets. The operating loss from corporate activities at the parent company level increased $183,000, or 19%, primarily as a result of higher insurance costs and professional fees, and costs associated with the debt offerings. Our total net loss decreased $3,003,000, or 65%, to $1,611,000 primarily reflecting (i) the receipt of $1,162,000 as the first installment of the McElmo Dome settlement and (ii) the fact that $2,433,000 of the 2002 loss resulted from impairment of long-lived assets, investments and other assets.

     Operating profit of the CO2 Segment in 2002 decreased $22,000 from the prior year, primarily as a result of higher production costs. As a result of the deterioration in relations between us and our previous partner in conducting operations in China, we reported the results of operations for the last month of 2002 as an operating segment and, for the first 11 months of 2002, through the affiliate which is included in equity in earnings of unconsolidated affiliates. The segment incurred an operating loss of $63,000 for the last month of 2002 and reported a loss in earnings of unconsolidated affiliates of $357,000. The e-Commerce Segment also had no revenues in 2002, but incurred $15,000 less SG&A expenses than in the prior year as it continued its pursuit of strategic alliances. The segment's operating loss increased $30,000 to $202,000 in 2002 as a result of a $45,000 impairment of intangible assets. Our total net loss increased $2,293,000 to $4,614,000 primarily as a result of the $2,392,000 increase in impairments during 2002.

     The recurring net losses and overall declines in financial condition and liquidity raise substantial doubts about our ability to continue as a going concern, as expressed in the independent auditors' opinion on page 39.

Liquidity and capital resources
-------------------------------

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used in) operations during 2004, 2003 and 2002 were $447,000, $(732,000) and $(1,789,000), respectively, while capital additions from continuing operations were $217,000, $55,000 and $77,000, respectively, as indicated in the table below:

                                 2004             2003               2002
                                 ----             ----               ----
Coal                         $ 183,000         $  7,000            $  7,000
Carbon dioxide                  33,000           33,000              62,000
e-Commerce                       1,000                -                   -
Other                                -           15,000               8,000
                       ---------------- ---------------- -------------------
              Total          $ 217,000         $ 55,000            $ 77,000
                       ================ ================ ===================

     Our 2005 capital expenditure budget has tentatively been set at $951,000. This does not include the cost of any recovery plants that may be constructed by the Coal Segment since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing.

     Liquidity. The Coal Segment produced a healthy profit in 1998, but has since operated unprofitably. Activity commenced in China in late 1998 and in the e-Commerce Segment in early 1999, but both are still essentially start-up operations. Sustaining the operating activities of the three unprofitable segments, plus our overhead, has resulted in a serious outflow of cash during the past three years. We have managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from our discontinued operations. Three private placements of notes and warrants totaling $1,829,000 were completed in May of 2002 and in February and July of 2003. Three additional private placements were completed in June and December of 2004 and January of 2005 for gross proceeds of $3,300,000, of which $1,455,000 was received in 2004. In addition, we borrowed $200,000 from a related party in November 2003, $103,000 from an unconsolidated subsidiary in December 2003 and $125,000 from a bank in February and March of 2004. Such funds were needed to "bridge the gap" until the distribution of the McElmo Dome settlement had been completed. We borrowed an additional $200,000 from the unconsolidated subsidiary in November of 2004 to provide needed working capital until the $2,100,000 private placement was completed in January of 2005.

     Several projects are in various stages of development in the Coal Segment which, subject to arranging necessary financing, are ultimately expected to mature into operating projects. A definitive agreement has been finalized on the Pinnacle Project on which we are currently pursuing financing. In addition, we have arranged for the financing of our initial fertilizer manufacturing plant in China. (See "Recent Developments---Financing of Initial Fertilizer Manufacturing Plant in China" for additional details). Now that the Settlement has been received it is essential that these projects move forward quickly. If that does not occur, we must pursue additional outside financing, which would likely involve further dilution to our stockholders.

     Our activities in 2003 and 2002 were primarily funded by the proceeds from three private placements of notes and warrants, by loans from related parties or an affiliate and by the sale of assets. Our activities in 2004 were primarily funded from the proceeds of three additional private placements. Future cash flows and availability of credit are subject to a number of variables, including demand for our coal reclamation services and technology, continuing demand for CO2 gas, demand for the installation of fertilizer manufacturing facilities in China and the e-Commerce Segment's success (i) in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property or (ii) resulting from its ongoing Visa litigation.

     During 2004 we reduced our working capital by $90,000 to $(944,000) in 2004 from $(854,000) at year-end 2003. The Coal Segment used $183,000 to purchase equipment and $682,000 to fund operating losses. The China Segment required $549,000 to fund net advances for operations. The four discontinued segments absorbed $-0-, $121,000 and $223,000, respectively, in 2004, 2003 and 2002 to fund their operations while we sought buyers for the remaining assets. Another $124,000 was used to fund the startup activities of the e-Commerce Segment. We repaid $2,466,000 in debt. Other corporate activities utilized approximately $1,445,000 of working capital. The bulk of these expenditures were funded by the second and third installments of the McElmo Dome Settlement totaling $2,943,000, an additional $1,820,000 in debt, $754,000 from the sale of carbon dioxide, a $122,000 distribution from an investment in a real estate partnership and $63,000 from the sale of assets.

     As a result, at December 31, 2004, we were in a negative working capital position with working capital of $(944,000), and a current ratio of 0.31 to 1.

     We incurred losses from continuing operations totaling $4,944,000 during the past three years. Losses from discontinued operations totaled $344,000 during such period. $4,391,000 of the losses from continuing operations and $223,000 of the losses from discontinued operations occurred in 2002. The problems from the discontinued segments are now behind us and management expects to dispose of the few assets remaining from such operations in 2005.

     Our principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract on the Pinnacle Project on which we are currently pursuing financing, and is actively pursuing seven other projects. We have a number of other projects in the pipeline once these projects have come to a resolution.

     We completed a private placement of $2,100,000 of convertible notes in January of 2005. A portion of the net proceeds from this offering will be used to finance the Pinnacle Project, if necessary.

     The timing of the projects we are actively pursuing is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize. However, we are diligently pursuing both debt and equity financing through several different sources, and believe that we will be successful in arranging financing for at least one or two projects during the second quarter of 2005.

     We achieved a major breakthrough in February of 2005 with the announcement that a private investor had agreed to finance the cost of the China Segment's initial fertilizer manufacturing facility in China. The investor has agreed to loan funds to an LLC, owned 50% by BEE and 50% by the investor, that we believe will be sufficient to fund the capital costs and pre-operating costs of the facility. The plant is initially targeted to produce estimated revenues of more than US$5 million annually. Additionally, the LLC will absorb, beginning in February of 2005, approximately 60% of the overhead burden that the Company has been carrying for the China Segment.

     Receipt of the second and third installments from the McElmo Dome litigation has improved our balance sheet and income statement. We received $1,162,000 of the settlement in July of 2003, and $2,826,000 and $117,000 in
March and May of 2004, respectively. Upon receipt of the second installment, we were able to eliminate $2,620,000 of our total indebtedness. (See "Item 3. Legal Proceedings---McElmo Dome Litigation").

     In March of 2001 we arranged for a $1,750,000 long-term line of credit from an affiliate of the Chairman. The credit line was increased in stages up to $3,000,000 in October of 2002 to provide additional working capital. This line was supplemented by a $150,000 short-term line of credit from the same party in November of 2002, and subsequently increased in stages up to $375,000 in November of 2003. In March of 2004, following receipt of the second installment of the Settlement, the short-term line of credit was terminated, and the long-term line of credit was paid down to $2,800,000 and ceased to be a revolving credit. This loan has since been extended and paid down to $2,785,000. These loans from a related party were supplemented by (i) the three private placements completed in 2002 and 2003 which raised proceeds of $1,829,000, (ii) loans totaling $303,000 from a related party and an unconsolidated subsidiary in late 2003, (iii) the three additional private placements completed in 2004 and January of 2005 which raised proceeds of $3,300,000, and (iv) the additional borrowings of $200,000 in November of 2004 from the unconsolidated subsidiary. Such funds were needed to provide additional working capital, improve liquidity and to "bridge the gap" until the distribution of the McElmo Dome settlement had been completed. In addition, we have been disposing of the remaining assets from our discontinued segments as opportunities have become available and we are continuing to pursue the sale of the few remaining assets.

     Our selected liquidity highlights for the past three years are summarized below:

                                                                2004           2003             2002
                                                                ----           ----             ----
Cash and cash equivalents                                   $  127,000      $  216,000       $  79,000
Accounts and other receivables, net                            167,000          89,000         133,000
Asset sales                                                     63,000         234,000         334,000
Assets of discontinued operations held for resale               40,000          55,000         324,000
Liabilities of discontinued operations held for resale          95,000          92,000         125,000
Trade accounts payable                                         177,000         133,000         138,000
Current maturities of long-term and short-term debt            774,000         698,000         419,000
Long-term debt                                               3,807,000       4,883,000       4,241,000
Working capital                                               (944,000)       (854,000)       (303,000)
Current ratio                                                0.31 to 1       0.32 to 1       0.65 to 1
Net cash provided by (used in) operations                      447,000        (732,000)     (1,789,000)

     In 2004, we had negative cash flow of $89,000. Operations of the Coal, China, and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,330,000. (See "Results of operations---Other corporate activities" below).

     Our investing activities provided cash of $107,000 in 2004. Proceeds from the sale of assets provided cash of $63,000. Net distributions from our investment in Cibola and a real estate partnership provided cash of $333,000. Acquisitions of property, plant and equipment and intangible assets used $255,000 of the cash outflow.

     Our financing activities used cash flows of $643,000 in 2004. We received $1,865,000 from our borrowings and from the exercise of warrants and utilized $2,466,000 for payments on lines of credit and term notes.

     At December 31, 2004 we had no available lines of credit. However, at March 24, 2005 we had cash and cash equivalents of $914,000, primarily as a result of the $2,100,000 debt offering closed in January of 2005.

     Effect of Recent Developments on Liquidity. Our debt-to-equity ratio, which stood at 2.20(A) to 1 at year-end 2001, had deteriorated to 11.07(A) at year-end 2002, but improved to 9.59(A) to 1 at year-end 2003, and to 1.64(A) to 1 at year-end 2004. Consolidated debt, which totaled $2,820,000 at year-end 2001, $4,660,000 at year-end 2002, and $5,581,000 at year-end 2003, decreased to $4,581,000 at year-end 2004. Although our balance sheet improved in 2004 as a result of the receipt of the settlement and the subsequent pay down of debt, it is essential that some of the projects under development in the Coal and China Segments achieve positive cash flow quickly. If this does not occur, we must pursue additional outside financing, which would likely involve further dilution to our shareholders.
____________________

(A) Computed by using the market value of our common equity in the denominator of the equation. Using the negative equity for the respective periods would result in ending up with meaningless numbers.


     Material Trends and Uncertainties. 2004 was our first profitable year since 1997. We recorded net earnings of $937,000 in 2004 compared with net losses of $1,611,000 in 2003 and $4,614,000 in 2002. 2004 results benefited from the
$2,943,000 received from the McElmo Dome settlement. We have generated operating losses for six consecutive years. The recent trend has been positive. We recorded an operating loss of $1,700,000 in 2004 versus operating losses of $2,138,000 and $3,057,000 in 2003 and 2002, respectively. Despite the amount of debt that we have incurred in recent years, we believe that we have the ability to finance our Coal and China projects on a project financing basis, as demonstrated by the financing of our initial fertilizer plant in China. At the corporate level, future borrowings will likely be dependent upon our ability to generate positive cash flows from operations. It is unlikely that additional borrowings will be made available to us from a related party until the Coal and/or China Segments have demonstrated the ability to generate positive cash flow. We have retained a firm which specializes in the private placement of debt and equity securities for energy companies to pursue project financing for our Coal projects, and we are also pursuing USDA-guaranteed loans for such projects through various sources, but there is no assurance we will be successful in such efforts. As discussed above, it is critical that we achieve positive cash flow on at least one, and preferably two, Coal or China projects in short order.

     Our 2004, 2003 and 2002 financial results were burdened by impairments totaling $-0-, $82,000 and $2,433,000, and by losses from discontinued operations totaling $-0-, $121,000 and $223,000, respectively. At year-end 2004 our total assets, net of current assets of $416,000, had been written down to only $857,000. $338,000 of this amount consisted of our McElmo Dome properties which generated revenues of $754,000 and operating profits of $585,000 in 2004. We believe it is highly unlikely that there will be any significant impairments going forward. Nor do we anticipate having any additional losses from the operations of the discontinued segments going forward. On the other hand, 2003 and 2004 financial results benefited from the McElmo Dome settlement in the gross amount of $1,162,000 and $2,943,000, respectively. The Settlement is a non-recurring item, so we will not have this benefit in the future except to the extent that McElmo Dome operating results may benefit from improved pricing or reduced pipeline charges as a result of the Settlement.

     One uncertainty we are facing is the amount of litigation expense the e-Commerce Segment will incur in 2005 and 2006 related to the litigation against Visa. It is difficult to estimate how much the segment's one-half of the out-of-pocket expenses (excluding legal fees) associated with such litigation may total. However, we believe that the improved results from the segment's licensing activities, coupled with the anticipated improved results from the CO2 Segment, will take care of such expenses.

Results of operations
---------------------

     General. We discontinued four of our segments, all of which were unprofitable, during the period from 1998 to 2001. Management has since been focusing its attention on making the remaining operations profitable. We have now succeeded in arranging financing for our initial fertilizer project in China. Subject to obtaining the necessary financing, we believe we are now getting close to bringing one or more of the projects in the Coal Segment to reality. If not, as mentioned above, we will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

     Operating profit (loss) for the last three years for our remaining segments is set forth below:

                                                   2004                2003              2002
                                                   ----                ----              ----
Operating profit (loss):
    Coal                                       $  (682,000)       $  (516,000)       $(2,105,000)
    Carbon dioxide                                 585,000            363,000            291,000
    China                                         (549,000)          (724,000)           (63,000)
    e-Commerce                                    (124,000)          (100,000)          (202,000)
                                          ------------------ ------------------ ------------------
                           Subtotal               (770,000)          (977,000)        (2,079,000)
   Other - principally corporate                  (930,000)        (1,161,000)          (978,000)
                                          ------------------ ------------------ ------------------
                        Total                  $(1,700,000)       $(2,138,000)       $(3,057,000)
                                          ================== ================== ==================

     Following is a discussion of results of operations for the three-year period ended December 31, 2004.

     Coal reclamation. As a result of the recent change of direction, we have focused much of our attention on coal reclamation. The following table depicts segment operating results for the last three years:

                                    2004              2003            2002
                                    ----              ----            ----
Revenues                        $  189,000        $   59,000     $     12,000
Operating costs                   (719,000)         (441,000)        (458,000)
SG&A                              (135,000)         (129,000)        (123,000)
Other expenses                     (17,000)           (5,000)      (1,536,000)
                            ---------------- ----------------- ----------------
Operating profit (loss)         $ (682,000)       $ (516,000)    $ (2,105,000)
                            ================ ================= ================

     The 2004 operating loss reflects the negative impact of the early termination of the DTE Dickerson agreement. The 2003 and 2002 operating losses included $6,000 and $1,516,000, respectively, of impairments of long-lived assets. Except for the aforementioned contract, no new projects were undertaken during the three year period. However, the industry climate has improved dramatically in recent months due to the increase in coal and natural gas prices, and the outlook for the segment has correspondingly improved, with eight projects currently under development, including three new projects since the beginning of 2005.

     Carbon dioxide. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our two carbon dioxide producing units in Colorado and New Mexico. The following table depicts operating results for the last three years:

                               2004              2003            2002
                               ----              ----            ----
Revenues                     $ 754,000         $ 508,000        $ 445,000
Operating expenses            (128,000)         (106,000)        (117,000)
DD&A                           (41,000)          (39,000)         (37,000)
                       ---------------- ----------------- ----------------
Operating profit             $ 585,000         $ 363,000        $ 291,000
                       ================ ================= ================

     The following table shows the trend in production volume, sales prices and lifting cost for the three years:

                                     2004              2003            2002
                                     ----              ----            ----
Net production (Mcf)              1,787,000        1,529,000         1,514,000
Average sales price per Mcf           $0.42            $0.33             $0.29
Average lifting cost per Mcf          $0.06            $0.06             $0.07

     As evidenced by the above, revenues, production and sales prices are all trending up, while lifting costs per Mcf are trending down. As a result of the additional development drilling in the field in 2003-2004, the increase in oil prices which has increased the demand for CO2, and the anticipated continuing improvement in CO2 pricing as a result of the McElmo Dome settlement, we look for continuing improvement in the outlook for the CO2 Segment in 2005.

     China. In 2002, 2003 and most of 2004 the China Segment focused its attention on the financing and construction of fertilizer plants utilizing composting technology licensed from third parties. These efforts were unsuccessful; accordingly, in the fall of 2004 the segment shifted its focus to the concept of a much smaller mini-plant which would not utilize the licensed technology. During the first 11 months of 2002, the operations of this segment were conducted through an unconsolidated affiliate. The segment had no revenues in 2004, 2003 or 2002, and recorded $548,000, $724,000 and $58,000 of SG&A expenses, respectively, in 2004, 2003 and 2002 while pursuing its various marketing efforts. The segment recorded operating losses of $549,000 and $724,000 attributable to its operations in China for the years 2004 and 2003, respectively. In 2002, we recorded an operating loss of $63,000 attributable to our operations in China, along with losses of $357,000 in equity in operations of unconsolidated affiliates for the first 11 months of 2002.

     e-Commerce. In early 1999, we began developing our proprietary concept for an Internet payment system through starpay. starpay recorded its initial revenues of $25,000 in 2003 and $29,000 in 2004 versus none in 2002, and recorded $147,000, $119,000, and $151,000 of SG&A expenses, respectively, in 2004, 2003 and 2002. Operating results for 2004 were burdened with additional expenses associated with the segment's ongoing litigation against VISA. The segment's 2004 and 2003 results benefited from the improvement in revenues, cost cutting efforts and no impairment provisions. The segment recorded $45,000 of impairment of intangibles in 2002, which increased its operating loss for such year to $202,000.

     Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $930,000 in 2004, $1,161,000 in 2003, and $978,000 in 2002. The increased operating loss in 2003 compared to 2002 was due to a $76,000 impairment of leases, higher professional fees associated with the search for project financing and increased amortization of capitalized costs associated with our subordinated debt. The
$231,000 decrease in the operating loss for 2004 compared to 2003 was attributable to a $58,000 reduction in professional fees and other SG&A costs, a $91,000 drop in amortization costs associated with our subordinated debt, and the fact that there was no impairment of leases in 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased to $870,000 in 2004 from $923,000 in 2003 after increasing from $884,000 in 2002. The $53,000 decrease in 2004 was primarily attributable to lower professional fees associated with the issuance of our debt. The $39,000 increase in 2003 compared to 2002 was largely attributable to an increase in professional fees incurred in the search for project financing.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses decreased to $92,000 in 2004 after increasing to $169,000 in 2003 from $144,000 in 2002. The decrease in 2004 was the result of lower amortization costs associated with the issuance of our subordinated debt. The lower amortization expense was the result of such costs being amortized over a longer term than in the prior year. The increase in 2003 was due primarily to the increase in intangible assets associated with the issuance of the 10% subordinated debt.

     Impairment of long-lived assets. In 2003 and 2002 we recognized $82,000 and $1,561,000, respectively, of impairment of long-lived assets as required by FASB No. 144. Assets in the Coal Segment were impaired $6,000 in 2003 while the remainder of the 2003 impairments related to assets unrelated to the operating segments. Impairments related to assets in the Coal and e-Commerce Segments totaled $1,516,000 and $45,000, respectively in 2002. No such impairments were required in 2004.

     Interest income. Interest income increased to $3,000 in 2004 from $1,000 in 2003 after decreasing from $119,000 in 2002. At the end of 2002, we made the decision to stop charging interest on a loan by us to our affiliate operating in China shortly after we had initiated litigation to dissolve the affiliate. This decision was the primary reason for the drop in interest income for 2003 compared to 2002.

     Interest expense. Interest expense increased to $575,000 in 2004 from $519,000 in 2003 and $400,000 in 2002 reflecting the increased level of debt in each year as we borrowed to meet our working capital and operating needs and to fund the China ventures.

     Equity in earnings of unconsolidated affiliates. Our equity in earnings of unconsolidated affiliates reflected earnings of $376,000 and $236,000 for 2004 and 2003, respectively, compared to losses of $238,000 for 2002. Our equity in the operating losses of our affiliate in China reflected a loss of $357,000 for 2002, the second year of conducting the operations in China in this format, and $-0- for both 2003 and 2004, respectively. The losses for 2002 represent 50% of the losses recorded by the affiliate in China. The litigation seeking to dissolve the affiliate, in which we had been involved with our former partner, was settled in 2003 and the entity was dissolved in December of that year.

     Offsetting our share of the losses of the affiliate in China was our share of the earnings of Cibola Corporation ("Cibola"). Although we own 80% of the common stock of Cibola, we do not have operating or financial control of this gas marketing subsidiary. Cibola, formed in 1996, contributed $290,000, $238,000, and $123,000 of our pre-tax net income for fiscal years 2004, 2003 and 2002, respectively, pursuant to a tax sharing agreement. Such income was down in 2002 due to capital losses incurred on Cibola's investments. In addition, in 2004, we recorded $86,000 in earnings from our investment in JMG-15, a real estate partnership in Texas that sold a parcel of land during the year, compared to losses of $2,000 and $4,000 for 2003 and 2002, respectively, from the partnership.

     Gain on sale of assets. Gains on the sale of assets totaled $14,000 in 2004, $1,000 in 2003, and $27,000 in 2002. Such gains reflected proceeds from the sale of certain assets sold in such years.

     Impairment of investments and other assets. In 2002, we recognized $872,000 of impairments to the carrying values of investments and other assets related to the recoverability of such investments or assets. The 2002 impairment was due primarily to the $759,000 impairment of our net investment in our then 50%-owned subsidiary in China. There were no such impairments in 2003 and 2004.

     Income taxes. We have approximately $50.1 million of net operating loss carryforwards and depletion carryforwards to reduce future income taxes. Based on our historical results of operations, it is not likely that we will be able to fully realize the benefit of our net operating loss carryforwards which begin expiring in 2006. At December 31, 2004 and 2003, we have not reflected as a deferred tax asset any future benefit we may realize as a result of our tax credits and loss carryforwards. Our future regular taxable income for the next four years will be effectively sheltered from federal income tax as a result of our substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes (refunds) of $118,000, $-0-, and ($31,000) for 2004, 2003 and 2002, respectively. It is anticipated that we will continue to incur minor alternative minimum tax in the future, despite our carryforwards and credits.

     Discontinued operations. As mentioned in the Overview above, our financial results from the discontinuance of four of our segments have been burdened by losses of $-0-, $121,000, and $223,000, $868,000 and $1,637,000, respectively, during the last five years. As of December 31, 2004, assets of discontinued operations held for resale totaled $40,000 and liabilities of discontinued operations held for resale totaled $95,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. See
Note 4 to the financial statements.

     Forward looking statements. The previous discussions include statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our expectations, hopes, beliefs, intentions and strategies regarding the future. Our actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under "Liquidity and Capital Resources---Effect of Recent Developments on Liquidity" and "Material Trends and Uncertainties" contained in this Item 7.

Impact of Recently Adopted Accounting Standards
-----------------------------------------------

     In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

     In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The guidance in Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. The guidance in that Opinion, however, included certain exception to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.

     In addition, in December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock Based Compensation," entitled "Share-Based Payment." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

     We have not evaluated the effects of Statement No. 151, 152 or 153, or the revision of Statement 123, but we do not believe that adoption of these accounting standards will have a significant effect on the financial position or results of operations of the Company.

Critical Accounting Policies
----------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, valuation of long-lived assets, legal liability, depreciation, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Receivables and Credit Policies
-------------------------------
     Accounts receivable include amounts due from the sale of CO2 from properties in which we own an interest, a tax refund due, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

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


Revenue Recognition
-------------------
     We recognize revenue when it is realized or receivable and earned. Revenue from the CO2 Segment is recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. License fees from the e-Commerce segment are recognized over the term of the agreement.

Off-Balance Sheet Arrangements
------------------------------

     We do not have any material off-balance sheet arrangements.

Contractual Obligations
-----------------------

     The table below sets forth our contractual cash obligations as of December 31, 2004:

                                                    Payments Due By Period
                        -----------------------------------------------------------------------------------
Contractual                                                                                     2010 and
Obligations                 Total             2005           2006-2007         2008-2009         Beyond
--------------------    --------------    -------------    ---------------    -------------    ------------
Long-term debt
obligations              $4,581,000        $  774,000          $3,552,000        $ -           $255,000
Capital lease
obligations              $        -        $        -          $        -        $ -           $      -
Operating lease
obligations              $  282,000        $  206,000          $   76,000        $ -           $      -
Purchase
obligations              $        -        $        -          $        -        $ -           $      -
Other long-term
liabilities              $        -        $        -          $        -        $ -           $      -
                        --------------    -------------    ---------------    -------------    ------------

       Total             $4,863,000        $  980,000          $3,628,000        $ -           $255,000
                        ==============    =============    ===============    =============    ============

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     At December 31, 2004, we had no notes receivable and total debt of $4,581,000, including accrued interest to related parties of $138,000. Debt in the amount of $3,381,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Our $1,200,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004. We will then amortize the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates above the 10% floor would have increased our interest expense by approximately $3,000. At December 31, 2004, a 10% increase in market rates above the 10% floor would have reduced the fair value of our long-term debt by $52,000.

     We have no other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                       The Beard Company and Subsidiaries
                          Index to Financial Statements
                    Forming a Part of Form 10-K Annual Report
                    to the Securities and Exchange Commission

                                                                    Page Number
                                                                    -----------

Report of Independent Registered Public Accounting Firm ....................39

Financial Statements:

   Balance Sheets, December 31, 2004 and 2003...............................40

   Statements of Operations, Years ended December 31, 2004, 2003 and 2002...41

   Statements of Shareholders' Equity (Deficiency), Years ended
     December 31, 2004, 2003 and 2002.......................................42

   Statements of Cash Flows, Years ended December 31, 2004, 2003 and 2002...43

   Notes to Financial Statements, December 31, 2004, 2003 and 2002..........45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Beard Company
Oklahoma City, Oklahoma


We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries a as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Beard Company and subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, The Beard Company and subsidiaries' recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


Oklahoma City, Oklahoma
March 28, 2005

                                     THE BEARD COMPANY AND SUBSIDIARIES
                                               Balance Sheets
                                                                        December 31,       December 31,
                                      Assets                               2004               2003
                                      ------                         -----------------  ------------------
Current assets:
     Cash and cash equivalents                                         $      127,000      $      216,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2004 and 2003                               167,000              89,000
     Prepaid expenses and other assets                                         82,000              34,000
     Assets of discontinued operations held for resale                         40,000              55,000
                                                                     -----------------  ------------------
              Total current assets                                            416,000             394,000
                                                                     -----------------  ------------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2004 and 2003 (note 6)                                              -                   -

Investments and other assets (note 5)                                         121,000              81,000

Property, plant and equipment, at cost (note 7)                             2,090,000           1,843,000
     Less accumulated depreciation, depletion and amortization              1,457,000           1,392,000
                                                                     -----------------  ------------------
              Net property, plant and equipment                               633,000             451,000
                                                                     -----------------  ------------------
Intangible assets, at cost (note 8)                                           292,000             183,000
     Less accumulated amortization                                            189,000             168,000
                                                                     -----------------  ------------------
              Net intangible assets                                           103,000              15,000
                                                                     -----------------  ------------------
                                                                       $    1,273,000      $      941,000
                                                                     =================  ==================

                Liabilities and Shareholders' Equity (Deficiency)
                -------------------------------------------------

Current liabilities:
     Trade accounts payable                                            $      177,000      $      133,000
     Accrued expenses (note 3)                                                314,000             325,000
     Short-term debt                                                                -              32,000
     Short-term debt - related entities                                       200,000             661,000
     Current maturities of long-term debt (note 9)                            241,000               5,000
     Current maturities of long-term debt - related entities (note 9)         333,000                   -
     Liabilities of discontinued operations held for resale                    95,000              92,000
                                                                     -----------------  ------------------
              Total current liabilities                                     1,360,000           1,248,000
                                                                     -----------------  ------------------
Long-term debt less current maturities (note 9)                               367,000           1,215,000

Long-term debt - related entities (note 9)                                  3,440,000           3,668,000

Other long-term liabilities                                                   250,000             143,000

Common shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding                                                       889,000             889,000
     Common stock of $.0006665 and $.001333 par value per share;
         15,000,000 and 7,500,000 authorized; 4,839,565 and 2,328,845
         shares issued and outstanding in 2004 and 2003, respectively           3,000               3,000
     Capital in excess of par value                                        38,193,000          37,941,000
     Accumulated deficit                                                  (43,214,000)        (44,151,000)
     Accumulated other comprehensive loss                                     (15,000)            (15,000)
                                                                     -----------------  ------------------
              Total common shareholders' equity (deficiency)               (4,144,000)         (5,333,000)
                                                                     -----------------  ------------------
Commitments and contingencies (notes 4, 10, and 14)
                                                                       $    1,273,000      $      941,000
                                                                     =================  ==================

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                                                 Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2004              2003               2002
                                                                   ----------------  ----------------   ---------------
Revenues:
     Coal reclamation                                                 $    189,000      $     59,000       $    12,000
     Carbon dioxide                                                        754,000           508,000           445,000
     China                                                                       -                 -                 -
     e-Commerce                                                             29,000            25,000                 -
     Other                                                                       -             1,000            12,000
                                                                   ----------------  ----------------   ---------------
                                                                           972,000           593,000           469,000
                                                                   ----------------  ----------------   ---------------
Expenses:
     Coal reclamation                                                      854,000           570,000           581,000
     Carbon dioxide                                                        128,000           106,000           117,000
     China                                                                 548,000           724,000            46,000
     e-Commerce                                                            147,000           119,000           151,000
     Selling, general and administrative                                   870,000           923,000           884,000
     Depreciation, depletion and amortization                               92,000           169,000           144,000
     Impairment of long-lived assets (notes 1, 7, 8 and 16)                      -            82,000         1,561,000
     Other                                                                  33,000            38,000            42,000
                                                                   ----------------  ----------------   ---------------
                                                                         2,672,000         2,731,000         3,526,000
                                                                   ----------------  ----------------   ---------------
Operating profit (loss):
     Coal reclamation                                                     (682,000)         (516,000)       (2,105,000)
     Carbon dioxide                                                        585,000           363,000           291,000
     China                                                                (549,000)         (724,000)          (63,000)
     e-Commerce                                                           (124,000)         (100,000)         (202,000)
     Other, principally corporate                                         (930,000)       (1,161,000)         (978,000)
                                                                   ----------------  ----------------   ---------------
                                                                        (1,700,000)       (2,138,000)       (3,057,000)
Other income (expense):
     Interest income                                                         3,000             1,000           119,000
     Interest expense                                                     (575,000)         (519,000)         (400,000)
     Equity in net earnings (loss) of unconsolidated affiliates            376,000           236,000          (238,000)
     Gain on settlement                                                  2,943,000         1,151,000                 -
     Gain on sale of assets                                                 14,000             1,000            27,000
     Impairment of investments and other assets (notes 1, 7, 8 and 16)           -                 -          (872,000)
     Other                                                                  (6,000)         (222,000)           (1,000)
                                                                   ----------------  ----------------   ---------------
Earnings (loss) from continuing operations before income taxes           1,055,000        (1,490,000)       (4,422,000)

Income tax (expense) benefit  (note 11)                                   (118,000)                -            31,000
                                                                   ----------------  ----------------   ---------------
Earnings (loss) from continuing operations                                 937,000        (1,490,000)       (4,391,000)

Discontinued operations (note 3):
     Earnings (loss) from discontinued brine extraction/iodine manufacturing
         activities                                                         21,000                 -           (88,000)
     Loss from discontinued interstate travel facilities activities              -            (9,000)          (85,000)
     Loss from discontinued natural gas well servicing activities          (21,000)         (112,000)          (50,000)
                                                                   ----------------  ----------------   ---------------
     Loss from discontinued operations                                           -          (121,000)         (223,000)
                                                                   ----------------  ----------------   ---------------
Net earnings (loss)                                                   $    937,000      $ (1,611,000)      $(4,614,000)
                                                                   ================  ================   ===============
Net earnings (loss) attributable to common shareholders (note 4)      $    937,000      $ (1,611,000)      $(4,614,000)
                                                                   ================  ================   ===============
Net earnings (loss) per average common share outstanding:
  Basic (notes 1 and 12):
     Earnings (loss) from continuing operations                       $       0.18      $      (0.33)      $     (1.05)
     Loss from discontinued operations                                           -             (0.02)            (0.05)
                                                                   ----------------  ----------------   ---------------
     Net earnings (loss)                                              $       0.18      $      (0.35)      $     (1.10)
                                                                   ================  ================   ===============
Net earnings (loss) per average common share outstanding:
  Diluted (notes 1 and 12):
     Earnings (loss) from continuing operations                       $       0.14      $      (0.33)      $     (1.05)
     Loss from discontinued operations                                           -             (0.02)            (0.05)
                                                                   ----------------  ----------------   ---------------
     Net earnings (loss)                                              $       0.14      $      (0.35)      $     (1.10)
                                                                   ================  ================   ===============
Weighted average common shares outstanding:
     Basic                                                               5,215,000         4,542,000         4,193,000
                                                                   ================  ================   ===============
     Diluted                                                             6,478,000         4,542,000         4,193,000
                                                                   ================  ================   ===============

See accompanying notes to financial statements.

                                                THE BEARD COMPANY AND SUBSIDIARIES
                                          Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                           Accumulated                   Common
                                                             Capital in                      Other                     Shareholders'
                                         Preferred  Common   Excess of      Accumulated   Comprehensive    Treasury        Equity
                                           Stock    Stock    Par Value        Deficit        Income          Stock      (Deficiency)
                                         --------- --------- -----------    -----------    ---------    ------------   -------------
Balance, December 31, 2001               $      -  $  3,000  $38,081,000   $(36,568,000)   $(14,000)    $(1,846,000)    $(  344,000)

       Net loss                                 -         -            -     (4,614,000)          -               -      (4,614,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                             -         -            -              -      (1,000)              -          (1,000)

                                                                                                                        ------------
    Comprehensive loss                          -         -            -              -           -               -      (4,615,000)
                                                                                                                        ------------
    Issuance of stock warrants                  -         -       11,000              -           -               -          11,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)            -         -      115,000              -           -               -         115,000

                                         --------  --------  -----------   ------------    ---------    -----------     ------------
Balance, December 31, 2002                      -     3,000   38,207,000    (41,182,000)    (15,000)     (1,846,000)     (4,833,000)

       Net loss                                 -         -            -     (1,611,000)          -               -      (1,611,000)
       Comprehensive income:
         Foreign currency translation
         adjustment                             -         -            -              -           -               -               -

                                                                                                                        ------------
    Comprehensive loss                          -         -            -              -           -               -      (1,611,000)
                                                                                                                        ------------
    Expiration of mandatory redemption
       option for preferred stock         889,000         -            -              -           -               -         889,000

    Issuance of stock warrants                  -         -       24,000              -           -               -          24,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)            -         -      198,000              -           -               -         198,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan    -         -     (488,000)    (1,358,000)          -       1,846,000               -

                                         --------  --------  -----------   ------------    ---------    -----------     ------------

Balance, December 31, 2003                889,000     3,000   37,941,000    (44,151,000)    (15,000)              -      (5,333,000)

       Net earnings                             -         -            -        937,000           -               -         937,000
       Comprehensive income:
         Foreign currency translation
         adjustment                             -         -            -              -           -               -               -

                                                                                                                        ------------
    Comprehensive income                        -         -            -              -           -               -         937,000
                                                                                                                        ------------
    Issuance of stock warrants                  -         -       50,000              -           -               -          50,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)           -          -      202,000              -           -               -         202,000
                                         --------  --------  -----------   ------------    ---------    -----------     ------------

Balance, December 31, 2004               $889,000  $  3,000  $38,193,000   $(43,214,000)   $(15,000)    $         -     $(4,144,000)
                                         ========  ========  ===========   ============    =========    ===========     ============

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows
                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2004              2003              2002
                                                                ----------------  ----------------  ---------------
Operating activities:
     Cash received from customers                               $       894,000   $       593,000   $      499,000
     Gain on settlement                                               2,943,000         1,162,000                -
     Cash paid to suppliers and employees                            (2,670,000)       (2,247,000)      (1,595,000)
     Interest received                                                    3,000             1,000           21,000
     Interest paid                                                     (711,000)         (160,000)        (430,000)
     Operating cash flows of discontinued operations                    (12,000)          (81,000)        (284,000)
                                                                ----------------  ----------------  ---------------
          Net cash provided by (used in) operating activities           447,000          (732,000)      (1,789,000)
                                                                ----------------  ----------------  ---------------

Investing activities:
     Acquisition of property, plant and equipment                      (221,000)          (59,000)         (68,000)
     Acquisition of intangibles                                         (34,000)           (3,000)          (2,000)
     Proceeds from sale of assets                                        14,000             1,000           49,000
     Proceeds from sale of assets of discontinued operations             49,000           233,000          285,000
     Payments on notes receivable                                             -                 -          188,000
     Investment in and advances to fifty percent-owned
       and wholly-owned subsidiary in Mexico                                  -                 -          (21,000)
     Investment in and advances to fifty percent-owned
       subsidiary in China                                                    -                 -         (585,000)
     Other investments                                                  299,000           200,000          199,000
                                                                ----------------  ----------------  ---------------
          Net cash provided by investing activities                     107,000           372,000           45,000
                                                                ----------------  ----------------  ---------------

Financing activities:
     Proceeds from line of credit and term notes                        755,000           879,000        1,166,000
     Proceeds from related party debt                                 1,065,000           814,000        1,178,000
     Payments on line of credit and term notes                       (1,397,000)         (828,000)        (373,000)
     Payments on related party debt                                  (1,069,000)         (302,000)        (101,000)
     Proceeds from exercise of warrants                                  45,000                 -                -
     Capitalized costs associated with issuance of
       subordinated debt                                                (42,000)          (66,000)        (102,000)
                                                                ----------------  ----------------  ---------------
          Net cash provided by (used in) financing activities          (643,000)          497,000        1,768,000
                                                                ----------------  ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                    (89,000)          137,000           24,000

Cash and cash equivalents at beginning of year                          216,000            79,000           55,000
                                                                ----------------  ----------------  ---------------

Cash and cash equivalents at end of year                        $       127,000   $       216,000   $       79,000
                                                                ================  ================  ===============

See accompanying notes to financial statements.


                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows

Reconciliation of Net Earnings (Loss) to Net Cash Provided by (Used In) Operating Activities:
                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2004              2003              2002
                                                                ----------------  ----------------  ---------------
Net earnings (loss)                                             $       937,000   $    (1,611,000)  $   (4,614,000)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
     Depreciation, depletion and amortization                            92,000           169,000          144,000
     Depreciation, depletion and amortization
       discontinued operations                                                -                 -            2,000
     Gain on sale of assets                                             (14,000)           (1,000)         (27,000)
     Gain on sale of assets of discontinued operations                  (33,000)          (51,000)         (86,000)
     Provision for uncollectible accounts and notes                           -            17,000           25,000
     Impairment of investments and other assets                               -            82,000        2,433,000
     Impairment of investments and other assets of
       discontinued operations                                                -            85,000           80,000
     Equity in net (earnings) loss of unconsolidated
       affiliates                                                      (376,000)         (236,000)         238,000
     Equity in net loss of unconsolidated affiliates of
       discontinued operations                                                -                 -           15,000
     Non cash compensation expense and stock warrants                   206,000           222,000          126,000
     Other                                                                5,000                 -          (10,000)
     Net change in assets and liabilities of discontinued
       operations                                                             -           (17,000)        (155,000)
     (Increase) decrease in accounts receivable, other
       receivables, prepaid expenses and other current assets          (126,000)           58,000         (102,000)
     Decrease in inventories                                                  -                 -           93,000
     Increase (decrease) in trade accounts payable,
        accrued expenses and other liabilities                         (244,000)          551,000           49,000
                                                                ----------------  ----------------  ---------------
     Net cash provided by (used in) operating activities        $       447,000   $      (732,000)  $   (1,789,000)
                                                                ================  ================  ===============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES

                          Notes to Financial Statements

                        December 31, 2004, 2003, and 2002

(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
The Beard Company's ("Beard" or the "Company") accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are briefly described below.

Nature of Business
------------------
The Company's current significant  operations are within the following segments:
(1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the United States of America and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the financing, construction and operation of organic chemical compound fertilizer plants. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage starpay's(TM)
intellectual property portfolio of Internet payment methods and security technologies.

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

Use of estimates
----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
There were no cash equivalents at December 31, 2004 or 2003. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Receivables and Credit Policies
-------------------------------
Accounts receivable include amounts due from the sale of CO2 from properties in which the Company owns an interest, a tax refund due, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

Property, Plant and Equipment
-----------------------------
Property,   plant  and  equipment  are  stated  at  cost,   net  of  accumulated
depreciation, and are depreciated by use of the straight-line method using estimated asset lives ranging from three to 40 years.

The Company charges maintenance and repairs directly to expense as incurred while betterments and renewals are generally capitalized. When property is retired or otherwise disposed of, the cost and applicable accumulated depreciation, depletion and amortization are removed from the respective accounts and the resulting gain or loss is reflected in operations.

Intangible Assets
-----------------
Identifiable   intangible   assets  are  stated  at  cost,  net  of  accumulated
amortization, and are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 17 years.

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

In 2003, the Company recorded impairments of long-lived assets of $6,000 in the Coal Segment and $76,000 in Other operations. In 2002, the Company recorded impairments of long-lived assets of $1,516,000 in the Coal Segment and $45,000 in the e-Commerce Segment. There were no such impairments in 2004.

In addition, in 2002 the Company recognized $872,000 for impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets. There were no such impairments in 2003 or 2004.

Other Long-Term Liabilities
---------------------------
Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2004 and 2003, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, neither net earnings (loss) nor net earnings (loss) per share would have been affected for any years presented in the accompanying financial statements.

Convertible Preferred Stock
---------------------------
The Company's convertible preferred stock is accounted for at estimated fair value. Prior to January 1, 2003, the preferred stock had been redeemable and was carried at its estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance was accreted over the redemption term. Effective January 1, 2003, the preferred stock ceased to be mandatorily redeemable and thereafter became convertible at the holder's option into common stock. Accordingly, it is no longer subject to accretion.

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options (calculated using the treasury stock method) and warrants were exercised and if the Company's preferred stock, convertible notes and deferred stock compensation units were converted to common stock.

Diluted earnings (loss) per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of preferred stock, convertible notes, termination of the deferred stock compensation plan, or exercise of stock options and warrants as a result of losses from continuing operations in 2002 and 2003.

The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                                          For the Year Ended
                                        ------------------------------------------------------
                                          December 31,       December 31,        December 31,
                                              2004              2003               2002
                                        ------------------------------------------------------
Basic EPS:
  Weighted average common
   shares outstanding                          4,708,580         4,375,224          3,658,086
  Weighted average shares in deferred
   stock compensation plan treated
   as common stock equivalents                   506,026           167,254            534,948
                                        ------------------------------------------------------
                                               5,214,606         4,542,478          4,193,034
                                        ======================================================
Diluted EPS:
  Weighted average common
   shares outstanding                          4,708,580         4,375,224          3,658,086
  Weighted average shares in deferred
   stock compensation plan treated as
   common stock equivalents                      506,026           167,254            534,948
  Convertible Preferred Shares
   considered to be common
   stock equivalents                             287,558                 -                  -
  Warrants issued in connection
   with debt offerings treated
   as common stock equivalents                   975,750                 -                  -
                                        ------------------------------------------------------
                                               6,477,914         4,542,478          4,193,034
                                        ======================================================

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Accounts receivable from one party comprised approximately 80% of the December 31, 2004 balances of accounts receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Comprehensive Income
--------------------
SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2002, the Company's only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in ITS-Testco. The assets and liabilities of Testco de Mexico, a wholly-owned subsidiary of ITS-Testco, are stated in the local currency (the Mexican peso) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.

Reclassifications
-----------------
Certain 2003 and 2002 balances have been reclassified to conform to the 2004 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern
--------------------------------------------------------------

Overview
--------
The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Despite the fact that the Company's revenues from continuing operations had declined in each of the three preceding years, they increased in 2003 and 2004. The Company has incurred operating losses and negative cash flows from operations during each of the last five years; however, the Company is of the belief that it will commence a project in both its Coal and China Segments in 2005. Moreover, the long-awaited Settlement in the McElmo Dome litigation has now been received. The first installment, totaling $1,162,000 and including an $11,000 payment on accounts receivable, was received on July 31, 2003, the second installment, totaling
$2,826,000 was received on March 26, 2004, and a third installment, totaling $117,000 was received on May 12, 2004. Receipt of the Settlement enabled 2004 to become a profitable year while at the same time enhancing the Company's liquidity. Meanwhile, the Coal Segment is currently pursuing eight different projects, which are in various stages of negotiation. (See "Additional Details" below). The Company has arranged for the financing for its initial fertilizer plant in China. (See "Recent Developments--Financing of Initial Fertilizer Manufacturing Plant in China"). In addition, the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003. Although the e-Commerce licensing arrangement did not make the segment profitable in 2004 and will probably not make it profitable in 2005, the Company believes the arrangement has the potential to make the segment profitable in 2006 and subsequent years.

During the three years ended December 31, 2004, the Company took a number of steps to reduce its negative cash flow. The Company's Chairman and President deferred a portion of their base salary into two Deferred Stock Compensation Plans (the "DSC Plans") which terminated in 2003, and the Company's 2003-2 Deferred Stock Compensation Plan (the "2003-2 Plan") which became effective on September 30, 2003, and is ongoing. The Company's outside directors deferred all of their directors' fees into such Plans. The Chairman of Beard Technologies deferred a portion of his salary during such period. The Company has suspended its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Five private debt placements raised gross proceeds of $3,374,000 during such period, and an additional $1,755,000 in January of 2005. In addition, in November of 2003 the Company borrowed $200,000 from a related party. In December of 2003 and November of 2004 the Company borrowed $103,000 and $200,000, respectively, from an unconsolidated subsidiary. These measures enabled the Company to continue operating until the Settlement was finalized. The negative result has been a substantial amount of dilution to the Company's common equity. During such period 1,157,625 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) were issued in connection with such private debt placements, and 819,000 Stock Units were accrued in the participants' accounts as a result of deferrals of salary into the DSC Plans and the 2003-2 Plan. During such period 345,000 convertible notes were also issued which were convertible into 345,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the two DSC Plans resulted in the issuance of 1,000,000 common shares in 2003 (as adjusted for the 2-for-1 stock split effected in August of 2004).

Additional Details
------------------
To mitigate potential liquidity problems, the Company's lines of credit from an affiliate of the Company's chairman were increased from $2,250,000 in September of 2001 to $3,375,000 in November of 2003. The lines of credit were converted to a term loan and paid down to $2,785,000 in March of 2004. As a result of the private debt placements completed in 2003, the Company obtained a net additional $545,000 of working capital. Nevertheless, the funding of operations and the repayment of a portion of the Company's debt resulted in a $551,000 reduction in the Company's working capital position during 2003. As a result of the private debt placements completed in 2004, the Company obtained a net additional working capital of approximately $1,820,000. However, cash and cash equivalents decreased from $216,000 at December 31, 2003 to $127,000 at December 31, 2004.


The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project") which it expects to commence in the second quarter of 2005 if it can successfully arrange the financing therefor. The segment is actively pursuing seven other projects and has a number of other projects in the pipeline for follow up once these eight projects have come to a resolution. The Company completed a private placement of $2,100,000 of convertible notes in January of 2005. To the extent not required for working capital, a portion of the net proceeds from this offering will be used to finance the Pinnacle Project, if necessary.

The timing of the projects the Company is actively pursuing is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize. However, the Company is diligently pursuing both debt and equity financing through several different sources, and believes that it will be successful in arranging financing for at least one or two projects during the second quarter of 2005.

In February of 2005 the Company announced that it has arranged the financing for its initial fertilizer manufacturing plant in China (See "General development of business---Recent Developments."

In addition, the Company expects to generate cash of approximately $30,000 from the sale of real estate and at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and can sell certain other assets to generate cash if necessary.

The Company believes that if the current financing efforts are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal and China Segments have come on stream and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then the Company will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

(3)  Discontinued Operations
---  -----------------------

ITF Segment
-----------
In 1999 the Company adopted a formal plan to discontinue its ITF (Interstate Travel Facilities) Segment and recorded a loss of $2,419,000 from discontinuing the segment in 1998. The segment disposed of all of its assets except two convenience stores in 1999 and recorded an additional loss of $214,000 that year. In 2000, ITF recorded revenues of $1,826,000 and a net loss of $591,000, including a $360,000 additional impairment loss. In 2001, ITF recorded revenues of $7,000 and a net loss of $121,000, including an additional $100,000 impairment in the carrying value of the remaining facilities. The Company sold one of the convenience stores with related property, plant and equipment in 2002 and recorded losses totaling $85,000, including a $1,000 gain on the sale of assets and an additional charge of $77,000 to impair the carrying value of the remaining facility in such year. In 2003, the Company sold the remaining convenience store and related property, plant and equipment and recorded losses totaling $9,000 for the segment in such year, including a $5,000 gain on the sale of assets. In 2004, the segment recorded no earnings and income of less than $1,000. As of December 31, 2004, the segment had no remaining assets or liabilities.

BE/IM Segment
-------------
In 1999, the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The assets included two iodine plants, the larger of which was shut down in 2000. The smaller plant continued to operate. As a result of the discontinuance, the Company reflected $540,000 of losses from discontinued operations in 1999 and $179,000 in income from discontinued operations in 2000. The Company recorded $88,000 and $111,000 for the years 2002 and 2001, respectively, in net operating expenses from the smaller of the two plants. In 2003, the Company recorded no net losses related to this segment. In 2004, the Company recorded $21,000 of earnings related to this segment, resulting from the sale of equipment in excess of the impaired value on the books. The Company expects no further material charges to earnings related to the remaining assets.

As of December 31, 2004, the significant assets related to the segment's operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to the segment's operations consisted primarily of accrued expenses totaling $54,000. The Company is actively pursuing opportunities to sell the segment's remaining assets and expects the disposition to be completed by December 31, 2005.

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

The net loss from the discontinued operations of the segment was $619,000 in 2001, including a $107,000 loss on the sale of equipment. In 2002, the net loss of the segment was $50,000, including gains totaling $88,000 from the sale of equipment. The net loss for 2003 was $112,000, including an impairment provision of $85,000. The net loss of the segment for 2004 was $21,000. As of December 31, 2004 the significant assets of the WS Segment were fixed assets totaling $39,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2005. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $60,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2005.

(4)  1993 Restructure; Convertible Preferred Stock
---  ---------------------------------------------

As the result of a restructure (the "Restructure") effected in 1993, a company owned by four lenders (the Institutions") received substantially all of the Company's oil and gas assets, 25% of the Company's then outstanding common stock, and $9,125,000 stated value (91,250 shares, or 100%) of its preferred stock. As a result, $101,498,000 of the Company's long-term debt and other obligations were eliminated.

The Company's preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard's consolidated net income. At January 1, 2003, the stock was no longer redeemable, and each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) of Beard common stock. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plans, in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof. At December 31, 2004 (after giving effect to a 2-for-1 stock split effected in August of 2004) each share of Beard preferred stock was convertible into 10.32971466 (287,558) shares of Beard common stock. The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible. In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

From 1995 through 1998 the Company redeemed or repurchased 63,412 of the preferred shares from the Institutions or from individuals to whom the Institutions had sold such shares. The last 31,318 of such shares were purchased for $31.93 per share in 1998.

At December 31, 2004 and 2003, the convertible preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share versus its aggregate stated value of $2,784,000.

(5)  Investments and Other Assets
---  ----------------------------

Investments and other assets consisted of the following:

                                                            December 31,
                                                            ------------
                                                        2004          2003
                                                        ----          ----
   Investment in Cibola Corporation                  $   92,000    $   13,000
   Investment in real estate limited partnerships        13,000        50,000
   Other assets                                          16,000        18,000
                                                     ----------    ----------
                                                     $  121,000    $   81,000
                                                     ==========    ==========

Investment in Cibola Corporation
--------------------------------
The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. The Company's equity in the earnings of Cibola was $290,000, $238,000, and $123,000, in 2004, 2003 and 2002, respectively.

Investment in Real Estate Limited Partnerships
----------------------------------------------
The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004. The Company recorded income of $86,000 and losses of $2,000 and $4,000 in 2004, 2003 and 2002, respectively, resulting from its share of the limited partnership's operations for those years. The Company received a distribution of $122,000 from this investment in 2004 as its share of proceeds from the sale of the portion of land sold by the partnership.

Other assets
------------
The Company recorded a provision of $872,000 in 2002 for economic impairment of other investments, including those discussed above. There were no impairments of these assets in 2003 or 2004.

(6)  Notes Receivable
---  ----------------
At December 31, 2003, the Company had a note receivable totaling $30,000 resulting from the sale of equipment. The note was determined to be uncollectible in December of 2003 and the note was fully impaired. The $30,000 was charged against an impairment reserve.

(7)  Property, Plant and Equipment
---  -----------------------------
Property, plant and equipment consisted of the following:

                                                            December 31,
                                                            ------------
                                                         2004         2003
                                                         ----         ----
    Land                                            $     9,000   $     9,000
    Oil and gas leases                                  124,000       134,000
    Proved carbon dioxide properties                  1,291,000     1,256,000
    Buildings and land improvements                      28,000        65,000
    Machinery and equipment                             460,000       202,000
    Other                                               178,000       177,000
                                                    -----------   -----------
                                                    $ 2,090,000   $ 1,843,000
                                                    ===========   ===========

The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the Coal Segment. Accordingly, impairment losses of $1,516,000 and $6,000 were recognized in 2002 and 2003, respectively, to fully impair the coal fines extraction and beneficiation equipment and certain other long-lived assets of the Coal Segment. The fair value of the segment was estimated using the expected present value of future cash flows. The Company also recorded an impairment of $76,000 in 2003 relating to its oil and gas leases in other operations. The fair values of these assets were estimated using the expected present value of future cash flows.

The Company incurred $71,000, $58,000, and $89,000 of depreciation expense for 2004, 2003, and 2002, respectively.

(8)  Intangible Assets
---  -----------------
Intangible assets are summarized as follows:

                                                       December 31,
                                                       ------------
                                                   2004            2003
                                                   ----            ----
      Debt issuance costs                      $   260,000     $   169,000
      Patent costs                                   1,000           1,000
      Other                                         31,000          13,000
                                               -----------     -----------
                                               $   292,000     $   183,000
                                               ===========     ===========

Accumulated amortization is summarized as follows:

                                                        December 31,
                                                        ------------
                                                    2004           2003
                                                    ----           ----
      Debt issuance costs                      $   181,000     $   159,000
      Patent costs                                   1,000           1,000
      Other                                          7,000           8,000
                                               -----------     -----------
                                               $   189,000     $   168,000
                                               ===========     ===========

During 2004, the Company capitalized $65,000 of costs associated with the issuance of the 10% Participating Subordinated and 12% Convertible Subordinated notes. The costs of the 10% notes are being amortized over 31 months and will be fully amortized in November of 2006; the costs of the 12% notes are being amortized over five years and will be fully amortized by the first quarter of 2010, all as a result of such notes having been paid off.

The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the e-Commerce Segment. Accordingly, patent and patent application costs totaling $45,000 were written off in 2002. The fair value of the affected asset group was estimated using the expected present value of future cash flows.

The Company incurred $21,000, $111,000, and $55,000 of amortization expense for 2004, 2003 and 2002, respectively. If no capital assets are added, amortization expense is expected to be as follows.

           2005         $ 21,000
           2006           20,000
           2007            7,000
           2008            7,000
           2009            6,000
           2010            1,000
                       ----------
                        $ 62,000
                       ==========

(9)  Long-term Debt
---  --------------
Long-term debt is summarized as follows:

                                                         December 31,
                                                         ------------
                                                    2004              2003
                                                    ----              ----
   Coal                                        $                   $      1,000
                                                          -
   e-Commerce (a)                                     3,000               9,000
   Other                                                  -               2,000
   10% Subordinated Notes (b)(f)                          -           1,240,000
   10% Participating Notes (c)(f)                 1,200,000                   -
   12% Convertible Subordinated Notes (d)           255,000                   -
   Loans including accrued interest -
     affiliated entities (e)                      3,123,000           4,329,000
                                               ------------        ------------
                                                  4,581,000           5,581,000
   Less current maturities                          774,000             698,000
                                               ------------        ------------
       Long-term debt                          $  3,807,000        $  4,883,000
                                               ============        ============
____________________

(a) At December 31, 2004, the Company's e-Commerce Segment had one note payable with a balance due of $3,000. The note bears interest at 12%, requires monthly payments of interest and principal and matures in July 2005. The note is secured by an automobile with an approximate book value of $3,000 at December 31, 2004.

(b) In 2002, the Company completed the private placement of $1,200,000 ($1,157,000 net of discount) of 10% subordinated notes due September 30, 2003 (the "2002 Notes"). The notes were mandatorily redeemable within 10 days of the receipt of the McElmo Dome settlement. Since the notes had not been redeemed by their maturity date, they were automatically extended to March 31, 2005. An investment banking firm received warrants to purchase 90,000 shares of Company common stock as part of its sales compensation in connection with the offering. The note holders received 458,000 warrants. Related parties purchased $320,000 of the offering, and received 122,500 of such warrants. All of the warrants have a 5-year term and have exercise prices ranging from $0.353949 to $0.3570475 per share. As a condition of the private placement, a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement has been recorded against the Company's working and overriding royalty interests in the McElmo Dome field pursuant to which the related entity which has made a $3 million line of credit available to the Company has been granted a security interest. Because the Company had not redeemed the 2002 Notes by September 30, 2003, the note holders were granted a security interest pari passu with the related entity. The assets serving as collateral for these debt instruments had a recorded value on the Company's books of $338,000 as of December 31, 2004. The 2002 Notes, along with $45,000 of accrued interest, were paid in full on March 26, 2004, and the holders of the 2002 Notes no longer have a security interest in the McElmo Dome collateral.

     In February of 2003 the Company completed the private placement of $600,000 of subordinated notes (the "2003A Notes") to accredited investors. A $550,000 note was sold by an investment banking firm which received a 5% commission thereon. The purchaser received a 5% loan fee on this note, which bears a 5% coupon. A $50,000 note was sold by the Company to affiliates of the Company and bears a 10% coupon. The 2003A Notes were accompanied by warrants to purchase a total of 130,000 shares of Beard common stock at $0.242365 per share. A new Deed of Trust was recorded which established the priorities as to repayment among the 2002 note holders, the 2003 note holders and the related party. The 2003A Notes were due to mature on April 1, 2004; such maturity would have extended to January 1, 2005 if they had not been redeemed by such date. The 2003A Notes, along with $16,000 of accrued interest, were paid in full on March 26, 2004, and the note holders no longer have a security interest in the McElmo Dome collateral.

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

(c) In June of 2004, the Company completed the sale of $1,200,000 of its 10% Participating Notes raising a net of $1,163,000 of working capital after reductions for expenses. The notes were accompanied by warrants to purchase a total of 480,000 shares of Beard Company stock at exercise prices ranging from $0.135 to $0.23 per share. The notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4%, with a floor of 10% and will mature on November 30, 2006. The Company paid interest only until November 30, 2004. The Company will then amortize the notes with equal payments of principal and interest over the ensuing eight quarters. The note holders will also collectively receive at maturity a bonus/production payment equivalent to approximately $1 per ton for the coal expected to be recovered during the term of the notes from a coal project described in the offering document. The total amount for the bonus/production payment is expected to equal $568,000. As a result of the estimated bonus/production payment, these notes have an effective interest rate of 29%. Related entities purchased a total of $700,000 of these notes. The Company prepaid $280,000 of the notes, along with accrued interest totaling $14,000, on February 10, 2005.

(d) In September of 2004, the Company arranged for an investment firm to sell $1,800,000 of 9% convertible subordinated notes (the "9% Notes") in a private placement. As of December 15, 2004, a total of $255,000 of the offering had been subscribed and closed, including $150,000 by directors of the Company, and the offering was terminated. On December 29, a new private placement of the Company's 12% Convertible Subordinated Notes (the "12% Notes") was commenced. In December of 2004 the 9% Notes were exchanged for a like amount of 12% Notes and the holders forgave all accrued interest on the 9% Notes, totaling $5,000. An additional $1,845,000 of the 12% Notes were subscribed and closed in January bringing the total offering amount to $2,100,000. The Company will pay interest only on a semi-annual basis beginning August 15, 2005 until the February 15, 2010 maturity date, at which time the Company will make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The Company has granted a security interest in Beard Technologies' equipment to the holders of the 12% Notes. The security interest will be released in the event the Company raises sufficient funds to proceed with a certain coal reclamation project. The notes are convertible into shares of the Company's stock at an initial conversion price of $1.00 per share. The Company may force conversion of the notes after February 15, 2007 if the weighted average sales price of the Company's common stock has been more than two times the conversion price for more than sixty (60) consecutive trading days.

(e) At December 31, 2004, the Company had borrowed $2,785,000 from an affiliated entity of the Chairman of the Company under terms of a note that bears interest at 10%. The note is due to be repaid on April 1, 2006.

     On December 31, 2004, the Company borrowed $200,000 from an unconsolidated subsidiary. The note bears interest at 15% and is due to be repaid no later than July 31, 2005. The note is unsecured.

(f)  The number and exercise  prices of the warrants  shown in footnotes (b) and
     (c) have been adjusted to reflect the 2-for-1 stock split effected as of August 6, 2004.

At December 31, 2004, the annual maturities of long-term debt were $774,000 in 2005, $3,552,000 in 2006 and $255,000 in 2010. Following receipt of the proceeds of the 12% Convertible debt, $280,000 of the 10% Participating Notes, along with $14,000 of accrued interest, was repaid on February 10, 2005.

The Company incurred $455,000, $370,000 and $294,000 of interest expense relating to debt to related parties in 2004, 2003, and 2002, respectively. The Company paid $189,000, $48,000, and $363,000 of those amounts for 2004, 2003, and 2002, respectively.

The weighted average interest rates for the Company's short-term borrowings were 15% and 10.65% as of December 31, 2004 and 2003, respectively.

(10)  Operating Leases
----  ----------------
Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2004 are summarized as follows:

           2005                 $ 206,000
           2006                    71,000
           2007                     5,000
                             -------------
                                $ 282,000
                             =============

Rent expense under operating leases aggregated $281,000, $313,000, and $315,000 in 2004, 2003, and 2002, respectively.

(11)  Income Taxes
----  ------------
Total income tax expense (benefit) was allocated as follows:

                                          Year ended December 31,
                                          -----------------------
                                    2004             2003          2002
                                    ----             ----          ----
   Continuing operations         $   118,000     $        -     $  (31,000)
   Discontinued operations                 -              -              -
                                 -----------     ----------     ----------
                                 $   118,000     $        -     $  (31,000)
                                 ===========     ==========     ==========

Current income tax expense (benefit) from continuing operations consisted of:

                                           Year ended December 31,
                                           -----------------------
                                     2004            2003           2002
                                     ----            ----           ----
   U. S. federal                 $   118,000     $        -     $  (31,000)
   Various states                          -              -              -
                                 -----------     ----------     ----------
                                 $   118,000     $        -     $  (31,000)
                                 ===========     ==========     ==========

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                                               Year ended December 31,
                                                               -----------------------
                                                          2004           2003           2002
                                                          ----           ----           ----
   Computed U. S. federal statutory expense
   (benefit)                                          $   401,000    $ (566,000)   $(1,680,000)
   Federal alternative minimum tax (benefit)              118,000             -        (31,000)
   Increase (decrease) in the valuation allowance
   for deferred tax assets                               (401,000)      566,000      1,680,000
   State income tax (benefit)                                   -             -              -
                                                      -----------    ----------    -----------
                                                      $   118,000    $        -    $   (31,000)
                                                      ===========    ==========    ===========

The components of deferred tax assets and liabilities are as follows:

                                                                      December 31,
                                                                      ------------
                                                                2004               2003
                                                                ----               ----
   Deferred tax assets - tax effect of:
      Net operating loss carryforwards                      $  17,782,000     $   20,811,000
      Statutory depletion and investment tax credit
        carryforwards                                           1,275,000          1,275,000
      Other, principally investments and property, plant
        and equipment                                             116,000             70,000
                                                            -------------     --------------
         Total gross deferred tax assets                       19,173,000         22,156,000
              Less valuation allowance                        (19,126,000)       (22,116,000)
   Deferred tax liabilities                                       (47,000)           (40,000)
                                                            -------------     --------------
         Net deferred tax asset/liability                   $           -     $            -
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

At December 31, 2004, the Company had federal regular tax operating loss carryforwards of approximately $46.8 million and tax depletion carryforwards of approximately $3.35 million. Approximately $44.8 of such NOLs will expire from 2006 to 2008.. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Stock Option and Deferred Compensation Plans
----  --------------------------------------------
The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. At December 31, 2004, there were 26,250 options outstanding under the Plan.

The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%. No options were granted in 2002, 2003 or 2004.

Stock option activity during the periods indicated is as follows:

                                       Number of   Weighted-Average
                                         Shares    Exercise Price
                                     ------------- ---------------

Balance at December 31, 2001               81,742    $1.58
     Granted                                    -        -
     Exercised                                  -        -
     Forfeited                                  -        -
     Expired                                    -        -
                                     ------------- ------------
Balance at December 31, 2002               81,742    $1.58
     Granted                                    -        -
     Exercised                                  -        -
     Forfeited                                  -        -
     Expired                                    -        -
                                     ------------- ------------
Balance at December 31, 2003               81,742    $1.58
     Granted                                   -         -
     Exercised                                 -         -
     Forfeited                                 -         -
     Expired                               55,492        -
                                     ------------- ------------
Balance at December 31, 2004               26,250    $2.08
                                     ============= ============

At December 31, 2004, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.75 - $2.92 and 2.0 years, respectively.

The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company's common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans. Under such plans, the number of shares of stock credited to each participant's account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. 700,000 shares of stock were authorized for issuance under the initial plan, adopted in 1996, and such shares were issued effective January 31, 2003 upon termination of the plan. 300,000 shares of stock were authorized for issuance under the second plan, adopted in January of 2003, and such shares were issued effective September 30, 2003 upon termination of this plan. 800,000 shares of stock are authorized for issuance under the third plan, adopted in September of 2003 and amended in February of 2004. The weighted-average fair values of stock units issued under the plans were $0.371, $0.385 and $0.545 for 2004, 2003 and 2002, respectively.

As of December 31, 2002, there were 670,000 shares reserved for distribution under the initial plan, which were subsequently issued effective January 31, 2003. As of December 31, 2004, there were 713,000 shares reserved for distribution under the third plan, none of which have to date been issued.

(13)  Employee Benefit Plan
----  ---------------------
Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 40%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees' contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. During 2002 the Company made matching contributions of $32,000 to the plans. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice. Accordingly, no contributions were made to the plans in 2003 or 2004.

(14)  Commitments and Contingencies
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

The Company has no liability under the indemnity obligation unless the accumulated damage or loss incurred by the Buyer or its assignees in connection with such Claims exceeds $250,000 in the aggregate. The maximum amount of future payments that could be required under the indemnity has no limitation. The principal exposure under the obligation would have been for any environmental problems which existed, at the time of the sale, on the oil and gas properties sold. If any Claims were to be made at this point they would presumably need to be made first against any and all of the subsequent owners of the properties involved; if any liability was then determined to exist it would presumably be assigned first to such subsequent owners. In the event the Company should be required to pay an amount under this obligation, it does not believe any of such amount could be recovered from third parties. However, during the more than 11 years subsequent to the date of the Restructure there have been no Claims, and the Company has no reason to believe that there will be any. For these reasons, no reserve has ever been established for the liability, because none is believed to exist.

(15)  Business Segment Information
----  ----------------------------
The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2004, 2003 and 2002: Coal, Carbon Dioxide, China, and e-Commerce.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the financing, construction and operation of organic chemical compound fertilizer plants. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage a subsidiary's intellectual property portfolio of Internet payment methods and security technologies.

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

                                        Coal      Dioxide      China    e-Commerce       Totals
                                        ----      -------      -----    ----------       ------
                2004
                ----
     Revenues from external
       customers                         $   189   $  754      $   -        $   29      $  972
     Interest income                           -        -          -             -           -
     Interest expense                          -        -          -             1           1
     Depreciation, depletion and
        amortization                          17       40          1             6          64
     Segment profit (loss)                  (682)     585       (549)         (124)       (770)
     Segment assets                          259      485         31             4         779
     Expenditures for segment                216       35          1             1         253
       assets

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
       assets

                2002
                ----
     Revenues from external
       customers                         $    12   $  445      $   -        $    -      $  457
     Interest income                           -        -          -             -           -
     Interest expense                          1        -         98             2         101
     Depreciation, depletion and
        amortization                          21       35          3             6          65
     Segment profit (loss)                (2,105)     291       (714)         (202)     (2,730)
     Segment assets                           33      458        439            15         945
     Expenditures for segment                  7       62          -             2          71
       assets

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------
        Total revenues for reportable segments                         $   972              $   592              $   457
        Revenues from corporate activities not
           allocated  to segments                                            -                    1                   12
                                                            -------------------- -------------------- --------------------
           Total consolidated revenues                                 $   972              $   593              $   469
                                                            ==================== ==================== ====================

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------

        Total interest expense for
            reportable segments                                        $     1              $     3              $   101
        Interest expense from China operations
            accounted for as an equity investment                            -                    -                  (98)
        Interest expense from corporate activities not
           allocated to segments                                           571                  516                  397
                                                            -------------------- -------------------- --------------------
           Total consolidated interest expense                         $   572              $   519              $   400
                                                            ==================== ==================== ====================

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------

        Total depreciation, depletion and
            amortization  for reportable segments                      $    64              $    45              $    65
        Corporate depreciation and amortization
           not allocated to segments                                        28                  124                   79
                                                            -------------------- -------------------- --------------------
             Total consolidated depreciation,
                 depletion and amortization                            $    92              $   169              $   144
                                                            ==================== ==================== ====================


Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows
(in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------

        Total loss for reportable segments                             $  (770)             $(  977)             $(2,730)
        Eliminate loss from China operations
           accounted for as an equity investment                             -                    -                  714
        Equity in loss from China operations accounted
            for as an equity investment                                      -                    -                 (357)
        Net corporate income (costs) not allocated
           to segments                                                   1,812                 (513)              (2,049)
                                                            -------------------- -------------------- --------------------
             Total consolidated earnings (loss) from
           continuing operations                                       $ 1,042              $(1,490)             $(4,422)
                                                            ==================== ==================== ====================


Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                                             2004       2003
                                                          ----------- ---------
        Total assets for reportable segments              $     779   $   559
        Assets of discontinued operations                        40        55
        Corporate assets not allocated to segments              454       327
                                                          ----------- ---------
           Total consolidated assets                      $   1,273   $   941
                                                          =========== =========

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                                               2004       2003
                                                         ----------- -----------

        Total expenditures for assets for reportable
            Segments                                     $      253  $       42
        Corporate expenditures not allocated to segments          -          20
                                                         ----------- -----------
           Total expenditures for assets                 $      253  $       62
                                                         =========== ===========

All of 2002, 2003 and 2004 segment revenues were derived from customers in the United States of America. Certain long-lived assets with recorded values approximating $5,000 at December 31, 2004 were located in China. All remaining segment assets are located in the United States of America.

For the year 2004, one customer accounted for 71% of the Coal Segment's and 14% of the Company's revenues. During 2003, two customers accounted for 90% of the Coal Segment's and 9% of the Company's revenues. During 2002, one customer accounted for 93% of the Coal Segment's and 2% of the Company's revenues. All of the e-Commerce Segment's 2003 and 2004 revenues were derived from one customer. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2004, 2003, and 2002, sales by these two operators accounted for 78%, 86%, and 95%, respectively, of the Company's segment revenues and all of the Carbon Dioxide Segment's revenues.

(16) Quarterly Financial Data (unaudited)
-----------------------------------------

                                                              Three Months Ended
                                  ------------------- ------------------- ------------------- -----------------
                                      March 31,            June 30,         September 30,       December 31,
                                         2004                2004                2004               2004
                                  ------------------- ------------------- ------------------- -----------------
                                                       (in thousands except per share data)
     Revenues                                $   188             $   185             $   249            $  350
     Operating loss                             (373)               (419)               (409)             (499)
     Earnings (loss) from
       continuing operations                   2,300                (307)               (509)             (547)
     Earnings (loss) from
       discontinued operations                     3                   4                  (3)               (4)
     Net earnings (loss)                       2,303                (303)               (512)             (551)
     Basic earnings (loss) per share            0.46               (0.06)              (0.10)            (0.10)
     Diluted earnings (loss) per share          0.40               (0.06)              (0.09)            (0.10)

                                                              Three Months Ended
                                  ------------------- ------------------- ------------------- -----------------
                                      March 31,            June 30,         September 30,       December 31,
                                         2003                2003                2003               2003
                                  ------------------- ------------------- ------------------- -----------------
                                                    (in thousands except per share data)
     Revenues                                $   194             $   117             $   137            $  145
     Operating loss                             (433)               (541)               (583)             (581)
     Earnings (loss) from
       continuing operations                    (518)               (622)                274              (624)
     Earnings (loss) from
       discontinued operations                    20                 (15)                (18)             (108)
     Net earnings (loss)                        (498)               (637)                256              (732)
     Basic earnings loss per share             (0.12)              (0.14)               0.06             (0.15)
     Diluted  earnings  loss per share         (0.12)              (0.14)               0.06             (0.15)

The quarterly information presented above has been restated to conform to the final year-end 2004 presentation.

During the fourth quarter of 2003, the Company recorded economic impairment losses on certain long-lived assets in the Coal Segment and Other operations of $6,000 and $76,000, respectively. The Company recorded no such economic impairments in the fourth quarter of 2004.

(17)  Subsequent events
----  -----------------
Oil and Gas Business. In January of 2005 the Company announced that it was back in the oil and gas business. The Company's wholly-owned subsidiary, Beard Oil Company ("BOC") has filed on a number of federal and state oil and gas leases, including a lease on a 640-acre tract subsequently acquired in Yuma County, Colorado. In January of 2004 BOC farmed out this tract to Vista Resources ("Vista"). Vista has now drilled six wells in the Niobrara Formation on the farm out lands, two of which were completed and tested in January 2005. Four additional wells were drilled in February and March of 2005 which are awaiting completion and test results. (See "General development of business---Recent Developments---Oil and Gas Business" for complete details).

Placement of Convertible Subordinated Notes. In January of 2005 the Company completed the sale of $2,100,000 of its 12% Convertible Subordinated Notes due February 15, 2010 (the "Notes") to a group of private investors. $255,000 of the Notes were exchanged for previously issued notes. The Notes, which are convertible at $1.00 per share into the Company's common stock, generated approximately $1,700,000 of net proceeds to the Company in 2005. The proceeds will be used for working capital and for a coal project, if necessary. (See "General development of business---Recent Developments---Placement of Convertible Subordinated Notes" for complete details).

Financing of Initial Fertilizer Manufacturing Plant in China. In February of 2005 the Company arranged for the financing of its initial fertilizer manufacturing plant in China by a private investor. The Company's wholly-owned subsidiary, Beard Environmental Engineering, L.L.C., and the investor have formed a limited liability company, owned 50% by each party, that will control and manage the facility. The investor will loan funds between February 14 and July 1, 2005 sufficient to fund the costs of the facility. (See "General development of business---Recent Developments---Financing of Initial Fertilizer Manufacturing Plant in China" for complete details).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

     No matters require disclosure here.

Item 9A. Controls and Procedures.
         -----------------------

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2004, that was not reported.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

     The information regarding our directors will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

     The information regarding our executive officers has been furnished in a separate item captioned "Executive Officers and Significant Employees of the Company" and included as Item 4a in Part I of this report at pages 21 through 22.

Item 11. Executive Compensation.
         -----------------------

     The information regarding executive compensation will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The information regarding transactions with management and others will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         ---------------------------------------

     The information regarding principal accountant fees and services will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.
         ----------------------------------------

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

       10.3* Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan, adopted by the Board of Directors effective February 13, 2004. (This Amendment, which supersedes the original Plan adopted on September 30, 2003, has been previously filed as
              Exhibit 10.5 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.4* Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc., dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

       10.5 Subscription Agreement by and between Cibola Corporation ("Cibola") and Registrant, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

       10.6 Nonrecourse Secured Promissory Note from Registrant to Cibola, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

       10.7 Security Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

       10.8 Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

       10.9 Supplemental Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated November 13, 2003. (This Exhibit, which superseded all prior Letter Loan Agreements between the parties, has been previously filed as Exhibit 10.12 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.10 Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Letter Loan Agreements between the parties, has been previously filed as Exhibit 10.13 to
              Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.11 Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 25, 2004.

       10.12 Supplemental Promissory Note from Registrant to the Trustees of the Unitrust dated November 13, 2003. (This Exhibit, which superseded all prior Supplemental Promissory Notes between the parties, has been previously filed as Exhibit 10.15 to
              Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.13 Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Notes between the parties, has been previously filed as Exhibit 10.16 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.14 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Note superseded all prior Notes between the parties).

       10.15 Form of 10% Subordinated Note due September 30, 2003. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

       10.16 Form of 2002 Warrant. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

       10.17 Promissory Note from Registrant to B & M Limited, a Partnership, dated February 7, 2003. (This Exhibit has been previously filed as Exhibit 10(a) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.18 Promissory Note from Registrant to Boatright Family, L.L.C. ("Boatright"), dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.19 Form of 2003 Warrant. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.20 Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.21 Subordination and Nominee Agreement dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10.26 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.22 Form of 10% Participating Note due November 30, 2006. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

       10.23 Form of 2004 Warrant. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

       10.24 Form of 2004 Production Payment. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

       10.25  Deed of Trust, Assignment of Production,   Security  Agreement and
              Financing Statement by and between Registrant and McElmo Dome Nominee, LLC, dated as of May 21, 2004.

       10.26  Form of Convertible Subordinated Promissory Note.

       10.27 Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C.

       10.28  Amended and Restated  Promissory  Note from Registrant to The John
              M. Beard Trust dated November 19, 2003. (This Exhibit has been previously filed as Exhibit 10.27 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.29 Advancing Term Promissory Note from Registrant to Cibola Corporation dated December 31, 2003. (This Exhibit has been previously filed as Exhibit 10.28 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.30 Promissory Note from Registrant to Bank of Nichols Hills dated February 27, 2004.

       10.31  Advancing  Term   Promissory   Note  from   Registrant  to  Cibola
              Corporation dated December 1, 2004.

       10.32 Dredging Services Agreement by and between DTE Dickerson LLC and Beard Technologies, Inc., dated July 14, 2004. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended September 30, 2004, filed on Nov 16, 2004, and same is incorporated herein by reference).

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

       32.2 Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________________

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


                                              THE BEARD COMPANY
                                                (Registrant)

                                               /s/Herb Mee, Jr.
DATE:  March 29, 2005                        By Herb Mee, Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                       Title                    Date
---------                                       -----                    ----
      /s/W. M. Beard
By  _________________________________    Chief Executive Officer     March 29, 2005
         W.M. Beard

          /s/Herb Mee, Jr.
By  _________________________________    President and Chief         March 29, 2005
         Herb Mee, Jr.                   Financial Officer

       /s/Jack A. Martine
By  _________________________________    Controller and              March 29, 2005
       Jack A. Martine                   Chief Accounting Officer

        /s/W. M. Beard
By  _________________________________    Chairman of the Board       March 29, 2005
          W.M. Beard

         /s/Herb Mee, Jr.
By  _________________________________    Director                    March 29, 2005
          Herb Mee, Jr.

        /s/Allan R. Hallock
By  _________________________________    Director                    March 29, 2005
       Allan R. Hallock

    /s/Harlon E. Martin, Jr.
By___________________________________    Director                    March 29, 2005
       Harlon E. Martin, Jr.

        /s/Ford C. Price
By  _________________________________    Director                    March 29, 2005
        Ford C. Price

                               INDEX TO EXHIBITS

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

10.1 Amendment No. One to The Beard Company Incorporated herein by reference 1993 Stock Option Plan dated August 27,
       1993,  as amended  June 4,  1998.

10.2   Form of Indemnification Agreement dated  Incorporated herein by reference
       December  15,  1994,   by  and  between
       Registrant and eight  directors.

10.3   Amendment  No. One to The Beard Company  Incorporated herein by reference
       2003-2   Deferred  Stock   Compensation
       Plan, adopted by the Board of Directors
       effective   February  13,  2004.

10.4 Incentive Stock Option Agreement by and Incorporated herein by reference between Philip R. Jamison and Beard
       Technologies, Inc., dated May 18, 1998.

10.5   Subscription  Agreement  by and between  Incorporated herein by reference
       Cibola   Corporation   ("Cibola")   and
       Registrant, dated April 10, 1996.

10.6   Nonrecourse   Secured  Promissory  Note  Incorporated herein by reference from Registrant to Cibola,  dated April
       10,  1996.

10.7   Security   Agreement   by   and   among  Incorporated herein by reference
       Registrant,   Cibola   and  the  Cibola
       shareholders, dated April 10, 1996.

10.8   Tax  Sharing  Agreement  by  and  among  Incorporated herein by reference
       Registrant,   Cibola   and  the  Cibola
       shareholders, dated April 10, 1996.

10.9 Supplemental Letter Loan Agreement by Incorporated herein by reference and between Registrant and The William
       M. Beard and Lu Beard  1988  Charitable
       Unitrust   (the    "Unitrust")    dated
       November 13, 2003.

10.10  Restated   and   Amended   Letter  Loan  Incorporated herein by reference
       Agreement by and between Registrant and
       the Unitrust dated March 26, 2004.

10.11  Amendment   to  Restated   and  Amended  Filed herewith electronically
       Letter  Loan  Agreement  by and between
       Registrant  and the Unitrust dated June
       25, 2004.

10.12  Supplemental   Promissory   Note   from  Incorporated herein by reference
       Registrant   to  the  Trustees  of  the
       Unitrust dated November 13, 2003.

10.13 Renewal and Extension Promissory Note Incorporated herein by reference from Registrant to the Trustees of the Unitrust dated March 26, 2004.

10.14  Replacement   Renewal   and   Extension  Filed herewith electronically
       Promissory  Note from Registrant to the
       Trustees  of the  Unitrust  dated March
       26, 2004.

10.15  Form  of  10%  Subordinated   Note  due  Incorporated herein by reference
       September 30, 2003.

10.16  Form of 2002 Warrant.                    Incorporated herein by reference

10.17  Promissory  Note from Registrant to B &  Incorporated herein by reference
       M   Limited,   a   Partnership,   dated
       February 7, 2003.

10.18  Promissory   Note  from  Registrant  to  Incorporated herein by reference
       Boatright Family, L.L.C. ("Boatright"),
       dated February 21, 2003.

10.19  Form of 2003 Warrant.                    Incorporated herein by reference

10.20  Form of Deed of  Trust,  Assignment  of  Incorporated herein by reference
       Production,   Security   Agreement  and
       Financing   Statement   dated   as   of
       February 21, 2003.

10.21  Subordination   and  Nominee  Agreement  Incorporated herein by reference
       dated February 21, 2003.

10.22 Form of 10% Participating Note due Incorporated herein by reference November 30, 2006.

10.23  Form of 2004 Warrant.                    Incorporated herein by reference

10.24  Form of 2004 Production Payment.         Incorporated herein by reference

10.25  Deed of Trust, Assignment of Production, Filed herewith electronically
       Security   Agreement   and    Financing
       Statement  by  and  between  Registrant
       Registrant  and  McElmo  Dome  Nominee,
       LLC, dated as of May 21, 2004.

10.26  Form   of   Convertible   Subordinated   Filed herewith electronically
       Promissory Note.

10.27  Subordination   and  Nominee  Agreement  Filed herewith electronically
       dated May 21, 2004,  by and between the
       Unitrust and Boatright Family, L.L.C.

10.28 Amended and Restated Promissory Note Incorporated herein by reference from Registrant to The John M. Beard
       Trust dated November 19, 2003.

10.29 Advancing Term Promissory Note from Incorporated herein by reference Registrant to Cibola Corporation dated
       December 31, 2003.

10.30 Promissory Note from Registrant to Bank Filed herewith electronically of Nichols Hills dated February 27,
       2004.

10.31 Advancing Term Promissory Note from Filed herewith electronically Registrant to Cibola Corporation dated
       December 1, 2004.

10.32  Dredging  Services   Agreement  by  and  Incorporated herein by reference
       between  DTE  Dickerson  LLC and  Beard
       Technologies,   Inc.,  dated  July  14,
       2004.

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