Form 10-Q
period 2005-03-31
BEARD CO /OK
filed 2005-05-16
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended March 31, 2005
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number 001-12396


                                THE BEARD COMPANY
                                -----------------
             (Exact name of registrant as specified in its charter)


          Oklahoma                                     73-0970298
          --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


                Enterprise Plaza, Suite 320
                   5600 North May Avenue
                 Oklahoma City, Oklahoma                  73112
                 -----------------------                  -----
          (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (405) 842-2333

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 15, 2005.

                  Common Stock $.0006665 par value - 5,255,315

                                THE BEARD COMPANY

                                    INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1.   Financial Statements..............................................3

    Balance Sheets - March 31, 2005 (Unaudited) and
       December 31, 2004....................................................3

    Statements of Operations - Three Months ended March 31, 2005 and 2004 (Unaudited).................................................4

    Statements of Shareholders' Equity (Deficiency) - Year ended
       December 31, 2004 and Three Months ended March 31, 2005 (Unaudited)..5

    Statements of Cash Flows - Three Months ended
       March 31, 2005 and 2004 (Unaudited)..................................6

    Notes to Financial Statements (Unaudited)...............................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......18

Item 4.   Controls and Procedures..........................................18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......20

Item 3.   Defaults Upon Senior Securities..................................20

Item 4.   Submission of Matters to a Vote of Security Holders..............20

Item 5.   Other Information................................................20

Item 6.   Exhibits.........................................................20

Signatures.................................................................21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                     Balance Sheets
                                                                        March 31,            December 31,
                                           Assets                          2005                  2004
                                           ------                   -------------------   -------------------
Current assets:
     Cash and cash equivalents                                          $      965,000        $      127,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2005 and 2004                                180,000               167,000
     Prepaid expenses and other assets                                          74,000                82,000
     Current maturities of notes receivable                                      6,000                     -
     Assets of discontinued operations held for resale                         103,000                40,000
                                                                    -------------------   -------------------
            Total current assets                                             1,328,000               416,000
                                                                    -------------------   -------------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2005 and 2004                                                   19,000                     -

Investments and other assets                                                   124,000               121,000

Property, plant and equipment, at cost                                       2,192,000             2,090,000
     Less accumulated depreciation, depletion and amortization               1,447,000             1,457,000
                                                                    -------------------   -------------------
            Net property, plant and equipment                                  745,000               633,000
                                                                    -------------------   -------------------

Intangible assets, at cost                                                     445,000               292,000
     Less accumulated amortization                                             200,000               189,000
                                                                    -------------------   -------------------
            Net intangible assets                                              245,000               103,000
                                                                    -------------------   -------------------

                                                                        $    2,461,000        $    1,273,000
                                                                    ===================   ===================


                Liabilities and Shareholders' Equity (Deficiency)
                -------------------------------------------------

Current liabilities:
     Trade accounts payable                                             $      126,000        $      177,000
     Accrued expenses                                                          259,000               314,000
     Short-term debt - related entities                                         92,000               200,000
     Current maturities of long-term debt                                      109,000               241,000
     Current maturities of long-term debt - related entities                   284,000               333,000
     Liabilities of discontinued operations held for resale                     84,000                95,000
                                                                    -------------------   -------------------
            Total current liabilities                                          954,000             1,360,000
                                                                    -------------------   -------------------

Long-term debt less current maturities                                         415,000               367,000

Long-term debt - related entities                                            5,114,000             3,440,000

Other long-term liabilities                                                    305,000               250,000

Minority interest in consolidated subsidiary                                    20,000                     -

Common shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding                                                        889,000               889,000
     Common stock of $.0006665 par value per share; 15,000,000
         shares authorized; 5,255,315 and 4,839,565 shares
         issued and outstanding in 2005 and 2004, respectively                   4,000                 3,000
     Capital in excess of par value                                         38,364,000            38,193,000
     Accumulated deficit                                                   (43,589,000)          (43,214,000)
     Accumulated other comprehensive loss                                      (15,000)              (15,000)
                                                                    -------------------   -------------------
            Total common shareholders' equity (deficiency)                  (4,347,000)           (4,144,000)
                                                                    -------------------   -------------------

Commitments and contingencies (note 7)
                                                                        $    2,461,000        $    1,273,000
                                                                    ===================   ===================

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Operations
                                                    (Unaudited)
                                                                          For the Three Months Ended
                                                                 ---------------------------------------
                                                                     March 31,            March 31,
                                                                       2005                 2004
                                                                 ------------------   ------------------
Revenues:
    Coal reclamation                                                 $           -        $           -
    Carbon dioxide                                                         218,000              163,000
    China                                                                        -                    -
    e-Commerce                                                              25,000               25,000
    Other                                                                        -                    -
                                                                 ------------------   ------------------
                                                                           243,000              188,000
                                                                 ------------------   ------------------
Expenses:
    Coal reclamation                                                       176,000              136,000
    Carbon dioxide                                                          47,000               31,000
    China                                                                  124,000              134,000
    e-Commerce                                                              37,000               28,000
    Selling, general and administrative                                    207,000              199,000
    Depreciation, depletion and amortization                                27,000               23,000
    Other                                                                    5,000               10,000
                                                                 ------------------   ------------------
                                                                           623,000              561,000
                                                                 ------------------   ------------------
Operating profit (loss):
    Coal reclamation                                                      (178,000)            (135,000)
    Carbon dioxide                                                         161,000              122,000
    China                                                                 (124,000)            (134,000)
    e-Commerce                                                             (13,000)              (5,000)
    Other, primarily corporate                                            (226,000)            (221,000)
                                                                 ------------------   ------------------
                                                                          (380,000)            (373,000)
Other income (expense):
    Interest income                                                          5,000                1,000
    Interest expense                                                      (203,000)            (121,000)
    Equity in net earnings of unconsolidated affiliates                     84,000               68,000
    Gain on settlement                                                           -            2,826,000
    Gain on sale of assets                                                  21,000                3,000
    Other                                                                   (1,000)              (7,000)
    Minority interest in operations of consolidated subsidiary              30,000                    -
                                                                 ------------------   ------------------

Earnings (loss) from continuing operations before income taxes            (444,000)           2,397,000

Income tax benefit (expense) (note 6)                                      (19,000)             (97,000)

                                                                 ------------------   ------------------
Earnings (loss) from continuing operations                                (463,000)           2,300,000

Earnings from discontinued operations (note 3)                              88,000                3,000

                                                                 ------------------   ------------------
Net earnings (loss)                                                  $    (375,000)       $   2,303,000
                                                                 ==================   ==================

Net earnings (loss) per average common share outstanding:
    Basic
       Earnings (loss) from continuing operations                    $       (0.08)       $        0.47
       Earnings from discontinued operations                                  0.01                 0.00
                                                                 ------------------   ------------------
       Net earnings (loss)                                           $       (0.07)       $        0.47
                                                                 ==================   ==================

Net earnings (loss) per average common share outstanding:
    Diluted
       Earnings (loss) from continuing operations                    $       (0.08)       $        0.40
       Earnings from discontinued operations                                  0.01                 0.00
                                                                 ------------------   ------------------
       Net earnings (loss)                                           $      (0.07)        $        0.40
                                                                 ==================   ==================

Weighted average common shares outstanding:
    Basic                                                                5,685,000            4,924,000
                                                                 ==================   ==================
    Diluted                                                              5,685,000            5,687,000
                                                                 ==================   ==================

See accompanying notes to financial statements.

                                                    THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Shareholders' Equity (Deficiency)
                                                                                                                         Total
                                                                                                      Accumulated       Common
                                                                            Capital in                  Other         Shareholders'
                                          Preferred            Common        Excess of   Accumulated Comprehensive       Equity
                                       Shares    Stock     Shares   Stock    Par Value     Deficit       Income        (Deficiency)
                                      -----------------  ------------------ -----------  ----------- -------------  ---------------
Balance, December 31, 2003             27,838 $ 889,000  4,657,690  $ 3,000  $37,941,000 $(44,151,000)  $(15,000)     $(5,333,000)

   Net earnings                             -        -           -        -            -      937,000          -          937,000
   Comprehensive income:
    Foreign currency translation
     adjustment                             -        -           -        -            -            -          -                -
                                                                                                                   -----------------
  Comprehensive earnings                    -        -           -        -            -            -          -          937,000
                                                                                                                   -----------------
  Issuance of stock for warrants
   exercised                                -        -     181,875        -       50,000            -          -           50,000

  Reservation of shares pursuant to
   deferred compensation plan               -        -           -        -      202,000            -          -          202,000

                                      -----------------  ------------------ ------------ ------------  ------------- ---------------

Balance, December 31, 2004             27,838   889,000  4,839,565    3,000   38,193,000  (43,214,000)   (15,000)      (4,144,000)

   Net loss (unaudited)                     -         -          -        -            -     (375,000)         -         (375,000)
   Comprehensive income:
    Foreign currency translation
     adjustment (unaudited)                 -         -          -        -            -            -          -                -
                                                                                                                   -----------------
  Comprehensive loss (unaudited)            -         -          -        -            -            -          -         (375,000)
                                                                                                                   -----------------
  Issuance of stock for warrants
   exercised (unaudited)                    -         -    415,750    1,000      122,000            -          -          123,000

  Reservation of shares pursuant to
   deferred compensation plan
   (unaudited)                              -         -          -        -       49,000            -          -           49,000
                                      -----------------  ------------------ ------------ ------------  ------------- ---------------
Balance, March 31, 2005 (unaudited)    27,838 $ 889,000  5,255,315  $ 4,000  $38,364,000 $(43,589,000)  $(15,000)     $(4,347,000)
                                      =================  ================== ============ ============  ============= ===============

See accompanying notes to financial statements.

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Cash Flows
                                                  (Unaudited)
                                                                       For the Three Months Ended
                                                               -----------------------------------------
                                                                March 31, 2005         March 31, 2004
                                                               -----------------------------------------
Operating activities:
     Cash received from customers                              $         155,000     $          159,000
     Gain on settlement                                                        -              2,826,000
     Cash paid to suppliers and employees                               (512,000)              (539,000)
     Interest received                                                     4,000                  1,000
     Interest paid                                                      (169,000)              (529,000)
     Taxes paid                                                         (119,000)                     -
     Operating cash flows of discontinued operations                     (16,000)               (38,000)
                                                               ------------------    -------------------
          Net cash provided by (used in) operating activities           (657,000)             1,880,000
                                                               ------------------    -------------------

Investing activities:
     Acquisition of property, plant and equipment                       (130,000)                (8,000)
     Acquisition of intangibles                                         (149,000)                     -
     Proceeds from sale of assets                                         30,000                      -
     Proceeds from sale of assets of discontinued operations              70,000                 43,000
     Other                                                               189,000                      -
                                                               ------------------    -------------------
          Net cash provided by investing activities                       10,000                 35,000
                                                               ------------------    -------------------

Financing activities:
     Proceeds from term notes                                             90,000                125,000
     Payments on line of credit and term notes                          (203,000)            (1,242,000)
     Proceeds from related party debt                                  1,868,000                 15,000
     Payments on related party debt                                     (248,000)              (873,000)
     Proceeds from exercise of warrants                                  123,000                      -
     Loan to buyer                                                       (30,000)                     -
     Capitalized costs associated with issuance of
       subordinated debt                                                (114,000)                     -
     Other                                                                (1,000)                     -
                                                               ------------------    -------------------
          Net cash provided by (used in) financing activities          1,485,000             (1,975,000)
                                                               ------------------    -------------------

Net increase (decrease) in cash and cash equivalents                     838,000                (60,000)

Cash and cash equivalents at beginning of period                         127,000                216,000
                                                               ------------------    -------------------

Cash and cash equivalents at end of period                     $         965,000     $          156,000
                                                               ==================    ===================

Continued

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Cash Flows
                                                  (Unaudited)


Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities
                                                                              For the Three Months Ended
                                                                       -----------------------------------------
                                                                         March 31, 2005         March 31, 2004
                                                                       -----------------------------------------
Net earnings (loss)                                                        $    (375,000)         $   2,303,000
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                     27,000                 24,000
     Gain on sale of assets                                                       (9,000)                     -
     Gain on sale of assets of discontinued operations                           (91,000)                     -
     Equity in operations of unconsolidated affiliates                           (84,000)               (68,000)
     Increase in impairment reserve                                                    -                 12,000
     Non cash compensation expense                                                16,000                 50,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                   (12,000)                (2,000)
     Minority interest in consolidated subsidiary                                (30,000)                     -
     Increase in accounts receivable, prepaid expenses
        other current assets                                                     (32,000)               (12,000)
     Decrease in accounts payable, accrued
        expenses and other liabilities                                           (67,000)              (427,000)
                                                                       ------------------    -------------------
     Net cash provided by (used in) operating activities                   $    (657,000)         $   1,880,000
                                                                       ==================    ===================

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2005 and 2004
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2004 annual report on Form 10-K.

     The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest (the "Company"). Subsidiaries and investees in which the Company does not exercise control are accounted for using the equity method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

     The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

     The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, and (4) the e-Commerce ("e-Commerce") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the financing, construction and operation of organic chemical compound fertilizer ("OCCF") plants. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage starpay's(TM) intellectual property portfolio of Internet payment methods and security technologies.

     All share, per share and exercise price figures referred to have been adjusted to reflect the 2-for-1 stock split effected as of the close of business on August 6, 2004.

     Reclassifications
     -----------------
     Certain 2004 balances have been reclassified to conform to the 2005 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---  ----------------------------------------------------------
     Overview
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. The Company's revenues from continuing operations are on an uptrend; they increased in 2003 and 2004. Although the Company incurred operating losses and negative cash flows from operations during each of the last six years, it anticipates commencing a project in both its Coal and China Segments in 2005. During the 2005 first quarter the Company successfully arranged the financing for its initial fertilizer manufacturing facility in China. Additionally, the Coal Segment is currently pursuing eight different projects, and anticipates commencing at least one of these projects prior to year end. (See "Additional Details" below). The Company received the second installment of the McElmo Dome Settlement (the "Settlement"), totaling $2,826,000, in March of 2004, enabling 2004 to become a profitable year while at the same time enhancing the Company's liquidity. The Settlement has also resulted in better pricing and higher profit margins for the CO2 Segment.

     During the 15 month period ended March 31, 2005, the Company continued efforts, commenced in the prior two years, to reduce its negative cash flow. The Company's Chairman and President continued to defer a portion of their base salary into the Company's 2003-2 Deferred Stock Compensation Plan (the "DSC Plan") and its outside directors continued to defer their directors' fees into the DSC Plan. The Chairman of Beard Technologies continued to defer a portion of his salary during such period. The Company also continued to suspend its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan.

     The Company also completed three private debt placements, raising gross proceeds of $3,300,000, during such period; of which $1,845,000 was raised during the 2005 first quarter. The Company also borrowed $200,000 from an unconsolidated subsidiary during the fourth quarter of 2004. The negative result of the debt placements has been a substantial amount of dilution to the Company's common equity. During the 15 month period the Company issued 602,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) in connection with the private debt placements, accrued 578,000 Stock Units in the participants' accounts as a result of deferrals of salary into the DSC Plan, and issued 50,000 options to a financial consultant. An aggregate of $2,100,000 of convertible notes were also issued in connection with the private debt placement that are convertible into 2,100,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the options, the convertible notes and the salary deferrals.

     Additional Details
     As a result of the private debt placement completed during the first quarter of 2005 the Company obtained net additional working capital totaling approximately $1,721,000, and working capital increased from $(944,000) at December 31, 2004 to $374,000 at March 31, 2005. Most of the
     net proceeds were used to fund operations; however, part was used to repay a portion of the Company's debt.

     In February of 2005, the Company announced that it had arranged the financing for its initial fertilizer manufacturing facility in China, where it expects to commence production during the last four months of 2005. The Company and an investor will each have 50% ownership and equity in the plant, which is initially targeted to produce about 32,000 metric tons per year of OCCF with estimated revenues of more than US$5,000,000 annually.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project") which it expects to commence in the third quarter of 2005 if it can successfully arrange the financing therefor. The segment is actively pursuing seven other projects and has a number of other projects in the pipeline for follow up once these eight projects have come to a resolution.

     The timing of the coal projects the Company is actively pursuing is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     In addition, proceeds to the Company from the sales of assets during the first quarter of 2005 totaled $134,500. Total proceeds from April 1 through May 16 of 2005 from the sale of assets totaled $68,500. The Company expects to generate cash of approximately $35,000 from the disposition of the remaining assets of two of its discontinued segments, and can sell certain other assets to generate cash if necessary.

     The Company believes that if the current efforts to finance the coal projects are successful, they will provide sufficient working capital to sustain the Company's activities until the operations of the projects under development in the Coal and China Segments have commenced operations and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then the Company will need to pursue additional outside financing, which would likely involve further dilution to shareholders.

(3)  Discontinued Operations
---  -----------------------
     BE/IM Segment
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities.

     The Company recorded no revenues for either of the three-month periods ended March 31, 2005 or 2004. The Company recorded $48,000 and $15,000 in earnings as a result of the sale of equipment and charged operating losses of $39,000 and $3,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2005 and 2004 first quarters, respectively.

     As of March 31, 2005, the significant assets related to the segment's operations consisted primarily of equipment with no estimated net realizable value and accounts receivable of $48,000. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $14,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the segment's remaining assets and expects the disposition to be completed by December 31, 2005.

     WS Segment
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first quarter of 2005 or 2004. The Company recorded earnings of $40,000 as its share of operating results for the discontinued segment for the first quarter of 2005, which included gains on the sale of equipment totaling $43,000. The Company's share of operating results from the discontinued segment for the first quarter of 2004 was a loss of $12,000.

     As of March 31, 2005, the significant assets of the WS Segment were fixed assets and accounts receivable totaling $55,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $78,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2005.

(4)  Convertible Preferred Stock
---  ---------------------------
     Effective January 1, 2003, the Company's preferred stock became convertible into common stock. On May 15, 2005, each share of the Company's preferred stock was convertible into 10.31114354 (287,041) shares of common stock. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants/options or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2003-2 Deferred Stock Compensation Plan (the "DSC Plan"), in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Loss Per Share
---  --------------
     Basic earnings (loss) per share data is computed by dividing earnings
     (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the DSC Plan. These shares are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company's preferred stock and convertible notes were converted to common stock.

     Diluted earnings (loss) per share from continuing operations in the statements of operations for the three month period ended March 31, 2005 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes, or exercise of options and warrants as the effect would be anti-dilutive due to the Company's losses from continuing operations. Weighted average shares of 5,687,000 for the diluted earnings per share calculation for the three months ended March 31, 2004 are composed of basic common shares of 4,924,198; 27,838 shares of preferred stock converted to 266,892 common shares; and 495,750 warrants assumed exercised and converted to common shares.

(6)  Income Taxes
---  ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded provisions of $19,000 and $97,000 for federal alternative minimum taxes for the three months ended March 31, 2005 and 2004, respectively.

     At March 31, 2005, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                       Expiration
                                                          Date             Amount
                                                          ----             ------
Federal regular tax operating loss carryforwards        2006-2008          $46,000

Tax depletion carryforward                             Indefinite          $ 3,000

(7)  Commitments and Contingencies
---  -----------------------------
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

(8)  Business Segment Information
---  ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first quarter of 2005 and 2004: Coal, Carbon Dioxide, China and e-Commerce.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the financing, construction and operation of organic chemical compound fertilizer plants. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage the subsidiary's intellectual property portfolio of Internet payment methods and security technologies.

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

                                              Carbon
                                  Coal        Dioxide     China       e-Commerce     Totals
                                  ----        -------     -----       ----------     ------
      Three months ended
      ------------------
        March 31, 2005
        --------------
     Revenues from
       external  customers    $    -       $   218       $   -           $  25    $   243
     Segment profit (loss)      (178)          161        (124)            (13)      (154)
     Segment assets              331           467         203              28      1,029

      Three months ended
      ------------------
        March 31, 2004
        --------------
     Revenues from
       external  customers    $    -       $   163       $   -           $  25    $   188
     Segment profit (loss)      (135)          122        (134)             (5)      (152)
     Segment assets               36           460          57               9        562

     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

                                                              2005           2004
                                                           -------------- --------------
    Total loss for reportable segments                        $   (154)      $   (152)
    Net corporate income (costs) not allocated to segments        (290)          2,549
                                                           -------------- --------------
         Total consolidated earnings (loss) from continuing
             operations                                       $   (444)      $   2,397
                                                           ============== ==============

                       THE BEARD COMPANY AND SUBSIDIARIES


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. WE ASSUME NO DUTY TO UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in our financial condition since December 31, 2004 and results of operations for the quarter ended March 31, 2005, compared to the prior year first quarter. Such discussion should be read in conjunction with our financial statements including the related footnotes.

     In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2004 Form 10-K.

Overview
--------

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation, construction and operation of plants that manufacture environmentally friendly organic chemical compound fertilizer. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage the subsidiary's intellectual property portfolio of Internet payment methods and security technologies.

     Our revenues from continuing operations are on an uptrend; they increased in 2003 and 2004, and are expected to increase again in 2005. We anticipate higher revenues in the CO2 Segment due to better pricing resulting from implementation of the McElmo Dome Settlement Agreement (the "Settlement"). Six new gas wells are expected to come on stream in Colorado beginning in June, resulting in our first oil and gas revenues in many years. We expect the first production from our initial fertilizer manufacturing plant in China to occur during the last four months of 2005.

     Although we incurred operating losses and negative cash flows from operations during each of the last six years, we expect to commence a project in both our Coal and China Segments in 2005, and believe that we will reverse this trend in late 2005 or early 2006.

     Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of our unprofitable segments. We are now in the final stage of disposing of the segments' remaining assets. Such dispositions resulted in income of $88,000 and $3,000 for the three months ended 2005 and 2004, respectively, as a result of the sale of equipment.

Material changes in financial condition - March 31, 2005 as compared with December 31, 2004.
-------------------------------------------------------------------------

     The following table reflects changes in our financial condition during the periods indicated:

                                     March 31,    December 31,       Increase
                                       2005          2004           (Decrease)
                                       ----          ----           ----------
Cash and cash equivalents       $   965,000      $   127,000       $    838,000

Working capital                 $   374,000      $  (944,000)      $  1,318,000

Current ratio                     1.39 to 1        0.31 to 1

     During the first quarter of 2005, our working capital increased by $1,318,000 from $(944,000) as of December 31, 2004. In January 2005 we completed the private placement of $2,100,000 of convertible subordinated notes, $255,000 of which were exchanged for notes issued in a prior offering. Net proceeds from the offering amounted to approximately $1,700,000. Our CO2 Segment provided cash of $171,000. We used $538,000 to repay debt and accrued interest, including $328,000 to related parties. We used $178,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $124,000 in the pursuit of environmental opportunities in China. Also, we used $30,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

     In March of 2004, following receipt of the second installment of the Settlement, our long-term line of credit from an affiliate of the Chairman was paid down to $2,785,000 and ceased to be a revolving credit line. We also terminated our $375,000 short-term line of credit from the same party. The remaining loan from the related party was supplemented by three private placements completed in 2004 and January of 2005 which raised proceeds of $3,300,000, and additional borrowings of $200,000 in November of 2004 from an unconsolidated subsidiary. Such funds were needed to provide additional working capital, improve liquidity and to "bridge the gap" until we receive the funds necessary to proceed with a coal project. In addition, we have been disposing of the remaining assets from our discontinued segments as opportunities have become available and are continuing to pursue the sale of the few remaining assets.

     Receipt of the settlement from the McElmo Dome litigation improved our balance sheet and income statement. We received $1,162,000 of the settlement in July of 2003, and $2,826,000 and $117,000 in March and May of 2004,
respectively. Upon receipt of the second installment of the settlement, we were able to eliminate $2,635,000 of our total indebtedness.

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

     We are diligently pursuing both debt and equity financing through several different sources. We have retained three different firms who are currently seeking financing for our coal projects: (i) a New York City-based firm which specializes in energy financing that is pursuing both debt and equity financing for the projects; (ii) a Maryland-based firm that has already obtained a terms sheet from a bank for the USDA-guaranteed portion of the financing needed for the Pinnacle Project; and (iii) a third firm that specializes in USDA-guaranteed financing. Accordingly, we believe that we will be successful in arranging financing for at least one or two coal projects during the third quarter of 2005.

     We achieved a major breakthrough in February of 2005 with the announcement that a private investor had agreed to finance the cost of the China Segment's initial fertilizer manufacturing facility in China. We and the investor have each contributed US$50,000 to the LLC that has been formed to own and operate the enterprise. We and the investor each own 50% of the LLC, and the investor, as of April 15, 2005, has already loaned the agreed US$850,000 to the LLC to fund the additional capital costs and pre-operating costs of the facility. A building has been leased, equipment is in the process of being ordered, and production is expected to commence in the fourth quarter of 2005. The plant is initially targeted to produce estimated revenues of more than US$5,000,000 annually.

     We completed a private debt placement of $2,100,000 of convertible notes in January of 2005. $255,000 of the notes were exchanged for notes we had previously issued. The notes are convertible into 2,100,000 shares of our common stock. Net proceeds of approximately $1,700,000 are being used to provide the working capital necessary to fund our operations until the financing for the Pinnacle Project has been obtained.

     We believe that if the current financing efforts are successful, they will provide sufficient working capital to sustain our activities until the operations of the projects under development in the Coal Segment have been established and we are generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then a major restructuring of our operations will become necessary in the near term in order that we can continue as a going concern.

Material changes in results of operations - Quarter ended March 31, 2005 as compared with the Quarter ended March 31, 2004.
---------------------------------------------------------------------------

     The Company recorded a $375,000 loss for the first quarter of 2005 compared to the $2,303,000 of income reported for the first quarter of 2004. The operating loss in the Coal Segment increased by $43,000. The China Segment incurred an operating loss of $124,000 for the first quarter of 2005 compared to $134,000 for the same period in 2004. The operating profit in the CO2 Segment increased $39,000. The e-Commerce Segment incurred operating losses of $13,000 for the first quarter of 2005 compared to $5,000 in the first quarter of 2004. The operating loss in Other activities for the first quarter of 2005 increased $5,000 compared to the same period in 2004. As a result, the operating loss for the current quarter increased $7,000 to $380,000 versus $373,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                                  2005           2004
                                                  ----           ----
         Operating profit (loss):
            Coal reclamation               $    (178,000)  $    (135,000)
            Carbon dioxide                       161,000         122,000
            China                               (124,000)       (134,000)
            e-Commerce                           (13,000)         (5,000)
                                           --------------- -------------
                     Subtotal                   (154,000)       (152,000)
            Other                               (226,000)       (221,000)
                                           --------------- --------------
                                           $    (380,000)  $    (373,000)
                                           =============== ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as our other activities.

Coal reclamation

     The segment recorded no revenues in either the first quarter of 2005 or 2004. Operating costs increased $40,000 to $176,000 for the first quarter of 2005 compared to $136,000 for the same period in 2004, as the segment expanded its marketing efforts in view of the dramatic increase in coal prices. The net result was a corresponding increase in the segment's operating loss.

Carbon dioxide

     First quarter 2005 operations reflected an operating profit of $161,000 compared to $122,000 for the 2004 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $55,000 or 34% to $218,000 for the first three months of 2005 compared to $163,000 for the same period in 2004. The increase in revenue, which was primarily due to an increase in pricing, was partially offset by a slight decrease in paid volumes to our interest for CO2 gas during the quarter, and by a $16,000 increase in lifting costs for the current quarter.

China

     The China Segment incurred an operating loss of $124,000 for the first three months of 2005 compared to $134,000 for the same period in 2004. The segment had higher SG&A expenses in 2005 compared to 2004, as it geared up for the installation and construction of its initial fertilizer manufacturing plant. The higher SG&A was partially offset by the fact that one-half, or $30,000 thru March 31, 2005, of the operating expenses of our new LLC that will manufacture OCCF were passed through to our investor. See "Other income and expenses' below.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $13,000 for the first quarter of 2005 versus an operating loss of $5,000 in the prior year quarter. The segment recorded revenues of $25,000 of patent license fees in both the prior and current year quarter. The segment incurred $8,000 more in SG&A costs in the 2005 first quarter than it did in the comparable 2004 quarter. The increased loss primarily reflects an increase in legal expenses related to starpay's current litigation against Visa.

Other activities

     Other operations, consisting primarily of general and corporate activities, generated a $5,000 larger operating loss for the first quarter of 2005 as compared to the same period last year. The increased loss for the first quarter of 2005 compared to the same period in 2004 was the cumulative result of numerous minor increases and decreases in selling, general and administrative ("SG&A").

Selling, general and administrative expenses

     Our selling, general and administrative expenses ("SG&A") in the current quarter increased to $207,000 from $199,000 in the 2004 first quarter. Other activities incurred a total of $8,000 more in SG&A costs, which was the sum of many minor increases and decreases in numerous SG&A accounts. Insurance and benefit costs, for instance, increased a total of $5,000. Rent, on the other hand, decreased $2,000 for the first quarter of 2005 compared to the same period in 2004.

Depreciation, depletion and amortization expenses

     Depreciation, depletion and amortization expenses ("DD&A") increased $4,000 for the first quarter of 2005 compared to the same period of 2004. The capitalized costs associated with the three debt issues completed in 2002 and 2003 were almost completely amortized prior to the start of the first quarter of 2004. The increase was primarily due to the amortization of capitalized costs associated with the three debt issues completed in 2004 and 2005 and depreciation on additional equipment purchased for the anticipated Coal Segment projects.

Other income and expenses

     The other income and expenses for the first quarter of 2005 netted to a loss of $64,000 compared to earnings of $2,770,000 for the same period in 2004. We received the second installment of the McElmo Dome settlement totaling $2,826,000 in March of 2004 with no comparable receipt in the first quarter of 2005. Interest income was $5,000 for the first quarter of 2005 compared to $1,000 for the same period in 2004. Interest expense was $82,000 higher in the first quarter of 2005 compared to the first quarter of 2004 reflecting the three debt offerings completed in 2004 and 2005. Our equity in earnings of unconsolidated affiliates reflected income of $84,000 for the first quarter of 2005 compared to $68,000 for the same period in 2004. We realized gains on sale of assets for the three months ended March 31, 2005 totaling $21,000 compared to $3,000 for the same period in 2004. We realized a $30,000 reduction in expenses attributable to our operations in China as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Income taxes

     We recorded a provision of $19,000 for federal alternative minimum taxes for the first quarter of 2005 compared to $97,000 for the same period in 2004. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     As mentioned in the Overview above, our financial results for the three months ended 2005 and 2004 benefited from earnings of $88,000 and $3,000, respectively, as a result of the discontinuance of four of our segments. The first quarter of 2005 benefited from the disposition of assets which generated gains of $91,000 compared to $15,000 for the same period in 2004, offset by expenses of $3,000 and $12,000 respectively. As of March 31, 2005, assets of discontinued operations held for resale totaled $103,000 and liabilities of discontinued operations totaled $84,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2005, we had total debt of $6,014,000 which included $92,000 of short-term debt to a related party and $35,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $5,887,000 of debt was $5,025,000 of long-term debt which had fixed interest rates rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At March 31, 2005, a 10% increase in market interest rates would have reduced the fair value of our debt by $69,000.

     The Company has no other market risk sensitive instruments.

Item 4.  Controls and Procedures.

     Our principal executive officer and principal financial officer have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports it files is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed in the reports that it files is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO and CFO determined that the controls and procedures are adequate and effective. The evaluation resulted in no significant changes in those controls or in other factors that could significantly affect the controls, and no corrective actions with regard to significant deficiencies and material weaknesses


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

McElmo Dome Litigation
----------------------
     The McElmo Dome Settlement became final in July of 2003. We received our $1,151,000 share of the first installment of the Settlement in July of 2003, a second installment totaling $2,826,000 in March of 2004 and a third installment of $117,000 in May of 2004. We have expensed our entire share, totaling $450,000, of the costs of the litigation. The Settlement proceeds resulted in net income of $3,976,000, after alternative minimum taxes of $118,000.

     Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the McElmo Dome litigation. A mediation held in Denver on March 31, 2005, was unsuccessful. However, the Plaintiffs and the defendants have agreed to submit letter briefs to the party who served as the court-appointed fairness expert during the proceedings concerning the Settlement Agreement who will render an advisory opinion consisting of a decision on the merits relating to the current disputes on or about July 29, 2005. The parties have agreed that if his decision fails to resolve the matter the parties will proceed to arbitration. We estimate that, in the event all three of the matters in dispute should be resolved in the Plaintiffs favor, we could receive as much as $540,000 for our share of the money in dispute.

Coalition Managers' Litigation
------------------------------
     In a separate suit, in which we are not a defendant, two parties who objected to the Settlement have sued the managers of the Coalition alleging various claims which defendants have denied. The Coalition has held back approximately $800,000 as a litigation reserve until this matter is resolved to pay for defense of the case and winding up costs of the Coalition. One of the parties has subsequently withdrawn from the suit. We expect that this matter will be resolved in favor of the defendants, and that we will ultimately receive an additional $100,000 to $125,000 from the holdback in addition to the three installments described above.

Visa Litigation
---------------
     In May of 2003 the Company's 71%-owned subsidiary, starpay.com, l.l.c., along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of U.S. Patent No. 5,903,878 (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. On July 25, 2003, the Plaintiffs filed an Amended Complaint. The suit seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

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

     In April and May 2004, Plaintiffs filed their Patent Infringement Contentions and a aupplement thereto detailing Visa's alleged infringement of the majority of the patent claims depicted in the VIMachine Patent. Subsequently, in May 2004, Defendants filed Preliminary Invalidity Contentions requesting the VIMachine Patent be found invalid.

     From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the VIMachine Patent claims. A hearing regarding patent claim construction (a "Markman hearing") was held on October 21 and 29, 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. On January 4, 2005, Magistrate Judge Sanderson filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. Judge Sanderson found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the Magistrate's recommendations in the form of an appeal to District Judge Lindsey and are awaiting the Court's final ruling on claim construction issues. It is anticipated the Court will rule on these issues during the second quarter of 2005.

     Both sides anticipate filing dispositve motions in the late summer or fall of 2005. Trial is slated to begin in February 2006.

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

10   Material Contracts:

10.1 Form of 12% Convertible Subordinated Promissory Note.

10.2 Security and Collateral Agent Agreement, by and among Registrant, InvesTrust, N.A. and Beard Technologies, Inc., dated as of January 26, 2005.

10.3 Form of 2005 Warrant.

10.4 Letter Agreement by and between 7HBF, Ltd. ("7HBF") and Registrant dated February 7, 2005.

10.5 Unsecured Promissory Note from BEE/7HBF, LLC to 7HBF dated February 14,
     2005.

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

*    Compensatory plans or arrangements.


     The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112, Attention: Rebecca G. Voth, Secretary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         (Registrant)   THE BEARD COMPANY

                                                  /s/ Herb Mee, Jr.
     (Date)   May 16, 2005               ___________________________________
                                               Herb Mee, Jr., President and
                                               Chief Financial Officer

                                                 /s/ Jack A. Martine
     (Date)   May 16, 2005               ___________________________________
                                               Jack A. Martine, Controller and
                                               Chief Accounting Officer


                                 EXHIBIT INDEX

Exhibit
  No.      Description                       Method of Filing
  ---      -----------                       ----------------

3.1  Certificate of Incorporation of The New   Incorporated herein by reference
     Beard Company as filed with the Secretary
     of State of Oklahoma on September 20,
     2000

3.2  Registrant's By-Laws as currently in      Incorporated herein by reference
     effect

4.1  Certificate of Designations, Powers,      Incorporated herein by reference
     Preferences and Relative, Participating,
     Option and Other Special Rights, and the
     Qualifications, Limitations or
     Restrictions Thereof of the Series A
     Convertible Voting Preferred Stock of the
     Registrant

4.2 Settlement Agreement, with Certificate of Incorporated herein by reference Amendment attached thereto, by and among Registrant, Beard Oil, New York Life
     Insurance Company, New York Life
     Insurance and Annuity Company, John
     Hancock Mutual Life Insurance Company,
     Memorial Drive Trust and Sensor Oil &
     Gas, Inc., dated as of April 13, 1995

10.1 Form of 12% Convertible Subordinated      Filed herewith electronically
     Promissory Note

10.2 Security and Collateral Agent Agreement, Filed herewith electronically by and among Registrant, InvesTrust,
     N.A. and Beard Technologies, Inc.,
     dated as of January 26, 2005

10.3 Form of 2005 Warrant                      Filed herewith electronically

10.4 Letter Agreement by and between 7HBF,     Filed herewith electronically
     Ltd. ("7HBF") and Registrant dated
     February 7, 2005

10.5 Unsecured Promissory Note from BEE/7HBF, Filed herewith electronically LLC to 7HBF dated February 14, 2005

31.1 Chief Executive Officer Certification     Filed herewith electronically
     required by Rule 13a-14(a) or Rule
     15d-14(a)

31.2 Chief Financial Officer Certification     Filed herewith electronically
     required by Rule 13a-14(a) or Rule
     15d-14(a)

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