Form 10-Q
period 2005-06-30
BEARD CO /OK
filed 2005-08-19
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                         Commission File Number 1-12396


                                THE BEARD COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Oklahoma                                      73-0970298
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                           Enterprise Plaza, Suite 320
                              5600 North May Avenue
                          Oklahoma City, Oklahoma         73112
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (405) 842-2333

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 12, 2005.


                  Common Stock $.0006665 par value - 5,255,315

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page
                                                                        ----
Item 1.   Financial Statements...........................................3

    Balance Sheets - June 30, 2005 (Unaudited) and
       December 31, 2004.................................................3

    Statements of Operations - Three Months and Six Months
       ended June 30, 2005 and 2004 (Unaudited)..........................4

    Statements of Shareholders' Equity (Deficiency) - Year
       ended December 31, 2004 and Six Months ended
       June 30, 2005 (Unaudited).........................................5

    Statements of Cash Flows - Six Months ended
       June 30, 2005 and 2004 (Unaudited)................................6

    Notes to Financial Statements (Unaudited)............................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....24

Item 4.   Controls and Procedures.......................................24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...26

Item 3.   Defaults Upon Senior Securities...............................26

Item 4.   Submission of Matters to a Vote of Security Holders...........26

Item 5.   Other Information.............................................26

Item 6.   Exhibits......................................................26

Signatures..............................................................27

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements


                                  THE BEARD COMPANY AND SUBSIDIARIES
                                            Balance Sheets
                           June 30, 2005 (Unaudited) and December 31, 2004
                                                                    June 30,           December 31,
                                Assets                                2005                 2004
                                ------                          --------------      ----------------
Current assets:
     Cash and cash equivalents                                  $      884,000        $      127,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2005 and 2004                        209,000               167,000
     Prepaid expenses and other assets                                  85,000                82,000
     Current maturities of notes receivable                              6,000                     -
     Assets of discontinued operations held for sale                    89,000                40,000
                                                                --------------        --------------
            Total current assets                                     1,273,000               416,000
                                                                --------------        --------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2005 and 2004                                           17,000                     -

Investments and other assets                                           126,000               121,000

Property, plant and equipment, at cost                               2,632,000             2,090,000
     Less accumulated depreciation, depletion and amortization       1,463,000             1,457,000
                                                                --------------        --------------
            Net property, plant and equipment                        1,169,000               633,000
                                                                --------------        --------------

Intangible assets, at cost                                             495,000               292,000
     Less accumulated amortization                                     215,000               189,000
                                                                --------------        --------------
            Net intangible assets                                      280,000               103,000
                                                                --------------        --------------

                                                                $    2,865,000        $    1,273,000
                                                                ==============        ==============

           Liabilities and Shareholders' Equity (Deficiency)
           -------------------------------------------------

Current liabilities:
     Trade accounts payable                                     $      102,000        $      177,000
     Accrued expenses                                                  349,000               314,000
     Short-term debt - related entities                                      -               200,000
     Current maturities of long-term debt                              175,000               241,000
     Current maturities of long-term debt - related entities           317,000               333,000
     Liabilities of discontinued operations held for sale               54,000                95,000
                                                                --------------        --------------
            Total current liabilities                                  997,000             1,360,000
                                                                --------------        --------------

Long-term debt less current maturities                                 346,000               367,000

Long-term debt - related entities                                    5,817,000             3,440,000

Other long-term liabilities                                            360,000               250,000

Minority interest in consolidated subsidiary                            16,000                     -

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued and
        outstanding                                                    889,000               889,000
     Common stock of $.0006665 par value per share; 15,000,000
        shares authorized; 5,255,315 and 4,839,565 shares
        issued and outstanding in 2005 and 2004, respectively            4,000                 3,000
     Capital in excess of par value                                 38,415,000            38,193,000
     Accumulated deficit                                           (43,964,000)          (43,214,000)
     Accumulated other comprehensive loss                              (15,000)              (15,000)
                                                                --------------        --------------
            Total shareholders' equity (deficiency)                 (4,671,000)           (4,144,000)
                                                                --------------        --------------

Commitments and contingencies (note 7)
                                                                $    2,865,000        $    1,273,000
                                                                ==============        ==============

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                       (Unaudited)
                                                            For Three Months Ended             For Six Months Ended
                                                         ----------------------------      ----------------------------
                                                           June 30,         June 30,         June 30,         June 30,
                                                             2005             2004             2005             2004
                                                         -----------      -----------      -----------      -----------
Revenues:
    Coal reclamation                                     $   39,000       $   18,000       $   39,000       $   18,000
    Carbon dioxide                                          283,000          163,000          501,000          326,000
    China                                                         -                -                -                -
    e-Commerce                                                5,000            4,000           30,000           29,000
    Other                                                         -                -                -                -
                                                         -----------      -----------      -----------      -----------
                                                            327,000          185,000          570,000          373,000
                                                         -----------      -----------      -----------      -----------

Expenses:
    Coal reclamation                                        143,000          138,000          319,000          274,000
    Carbon dioxide                                           28,000           45,000           75,000           76,000
    China                                                   147,000          143,000          271,000          277,000
    e-Commerce                                               45,000           30,000           82,000           58,000
    Other                                                     2,000            2,000            7,000           12,000
    Selling, general and administrative                     231,000          231,000          438,000          430,000
    Depreciation, depletion & amortization                   31,000           15,000           58,000           38,000
                                                         -----------      -----------      -----------      -----------
                                                            627,000          604,000        1,250,000        1,165,000
                                                         -----------      -----------      -----------      -----------

Operating profit (loss):
    Coal reclamation                                       (106,000)        (121,000)        (284,000)        (256,000)
    Carbon dioxide                                          244,000          108,000          405,000          230,000
    China                                                  (148,000)        (144,000)        (272,000)        (278,000)
    e-Commerce                                              (42,000)         (27,000)         (55,000)         (32,000)
    Other, primarily corporate                             (248,000)        (235,000)        (474,000)        (456,000)
                                                         -----------      -----------      -----------      -----------
                                                           (300,000)        (419,000)        (680,000)        (792,000)
                                                         -----------      -----------      -----------      -----------

Other income (expense):
    Interest income                                           5,000                -           10,000            1,000
    Interest expense                                       (218,000)        (138,000)        (421,000)        (259,000)
    Equity in operations of unconsolidated affiliates        85,000           70,000          169,000          138,000
    Gain on settlement                                            -          117,000                -        2,943,000
    Gain on sale of assets                                        -           73,000           21,000           76,000
    Minority interest in operations of
       consolidated subsidiary                                4,000                -           34,000                -
    Other                                                     1,000            2,000                -           (5,000)
                                                         -----------      -----------      -----------      -----------

Earnings (loss) from continuing operations
    before income tax benefit (expense)                    (423,000)        (295,000)        (867,000)       2,102,000
Income tax benefit (expense)                                (14,000)         (12,000)         (33,000)        (109,000)
                                                         -----------      -----------      -----------      -----------

Earnings (loss) from continuing operations                 (437,000)        (307,000)        (900,000)       1,993,000

    Earnings from discontinued operations                    62,000            4,000          150,000            7,000
                                                         -----------      -----------      -----------      -----------
Net earnings (loss)                                      $ (375,000)      $ (303,000)      $ (750,000)      $2,000,000
                                                         ===========      ===========      ===========      ===========

Net earnings (loss) per average common share outstanding:
    Basic:
       Earnings (loss) from continuing operations         $   (0.07)       $   (0.06)       $   (0.15)       $    0.40
       Earnings from discontinued operations                   0.01             0.00             0.02             0.00
                                                         -----------      -----------      -----------      -----------
       Net earnings (loss)                                $   (0.06)       $   (0.06)       $   (0.13)       $    0.40
                                                         ===========      ===========      ===========      ===========

Net earnings (loss) per average common share outstanding:
    Diluted:
       Earnings (loss) from continuing operations         $   (0.07)       $   (0.06)       $   (0.15)       $    0.34
       Earnings from discontinued operations                   0.01             0.00             0.02             0.00
                                                         -----------      -----------      -----------      -----------
       Net earnings (loss)                                $   (0.06)       $   (0.06)       $   (0.13)       $    0.34
                                                         ===========      ===========      ===========      ===========

Weighted average common shares outstanding:
    Basic                                                 6,010,000        5,161,000        5,880,000        5,043,000
                                                         ===========      ===========      ===========      ===========
    Diluted                                               6,010,000        5,161,000        5,880,000        5,941,000
                                                         ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                                                     THE BEARD COMPANY AND SUBSIDIARIES
                                               Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                                         Accumulated      Common
                                          Preferred             Common          Capital in                  Other      Shareholders'
                                       ----------------   ------------------    Excess of   Accumulated  Comprehensive    Equity
                                       Shares    Stock      Shares   Stock      Par Value     Deficit       Income     (Deficiency)
                                       ----------------   ------------------   ----------- ------------  ------------- ------------
Balance, December 31, 2003             27,838  $889,000   4,657,690  $ 3,000   $37,941,000 $(44,151,000)  $ (15,000)  $(5,333,000)

   Net earnings                          -         -           -        -             -         937,000        -          937,000
   Comprehensive income:
     Foreign currency translation
       adjustment                        -         -           -        -             -            -           -             -
                                                                                                                      -----------
   Comprehensive earnings                -         -           -        -             -            -           -          937,000
                                                                                                                      -----------
   Issuance of stock for warrants
     exercised                           -         -        181,875     -           50,000         -           -           50,000

   Reservation of shares pursuant
     to deferred compensation plan       -         -           -        -          202,000         -           -          202,000
                                       ------  --------  ----------  -------   -----------  -----------    --------   -----------

Balance, December 31, 2004             27,838   889,000   4,839,565    3,000    38,193,000  (43,214,000)    (15,000)   (4,144,000)

   Net loss (unaudited)                  -         -           -        -             -        (750,000)       -         (750,000)
   Comprehensive income:
     Foreign currency translation
       adjustment (unaudited)            -         -          -         -             -            -           -             -
                                                                                                                      -----------
   Comprehensive loss (unaudited)        -         -          -         -             -            -           -         (750,000)
                                                                                                                      -----------
   Issuance of stock for warrants
     exercised (unaudited)               -         -       415,750     1,000       122,000         -           -          123,000

   Reservation of shares pursuant
     to deferred compensation plan
    (unaudited)                          -         -          -         -          100,000         -           -          100,000
                                       ------  --------  ----------  -------   -----------  -----------    --------   -----------

Balance, June 30, 2005 (unaudited)     27,838  $889,000  5,255,315   $ 4,000   $38,415,000 $(43,964,000)  $ (15,000)  $(4,671,000)
                                       ======  ========  =========   =======   =========== ============   =========   ===========

See accompanying notes to financial statements.

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)
                                                                                   For the Six Months Ended
                                                                             ------------------------------------
                                                                             June 30, 2005          June 30, 2004
                                                                             -------------          -------------
Operating activities:
     Cash received from customers                                            $    461,000           $   359,000
     Gain on settlement                                                                 -             2,943,000
     Cash paid to suppliers and employees                                      (1,058,000)           (1,383,000)
     Interest received                                                              9,000                 1,000
     Interest paid                                                               (274,000)             (606,000)
     Taxes (paid) refunded                                                       (119,000)                    -
     Operating cash flows of discontinued operations                              (65,000)               14,000
                                                                            -------------          -------------
          Net cash provided by (used in) operating activities                  (1,046,000)            1,328,000
                                                                            -------------          -------------

Investing activities:
     Acquisition of property, plant and equipment                                (542,000)              (20,000)
     Acquisition of intangibles                                                   (41,000)                    -
     Proceeds from sale of assets                                                  30,000               126,000
     Proceeds from sale of assets of discontinued operations                      110,000                49,000
     Other                                                                        157,000              (132,000)
                                                                            -------------          -------------
          Net cash provided by (used in) investing activities                    (286,000)               23,000
                                                                            -------------          -------------

Financing activities:
     Proceeds from term notes                                                      90,000               650,000
     Payments on line of credit and term notes                                   (207,000)           (1,393,000)
     Proceeds from related party debt                                           2,605,000               715,000
     Payments on related party debt                                              (306,000)           (1,073,000)
     Capitalized costs associated with issuance of debt                          (191,000)              (36,000)
     Proceeds from exercise of warrants                                           123,000                     -
     Other                                                                        (25,000)                1,000
                                                                            -------------          -------------
          Net cash provided by (used in) financing activities                   2,089,000            (1,136,000)
                                                                            -------------          -------------

Net increase in cash and cash equivalents                                         757,000               215,000

Cash and cash equivalents at beginning of period                                  127,000               216,000
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                   $    884,000           $   431,000
                                                                            =============          =============

Continued

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities:

                                                                                   For the Six Months Ended
                                                                             ------------------------------------
                                                                             June 30, 2005          June 30, 2004
                                                                             -------------          -------------
Net earnings (loss)                                                          $   (750,000)          $ 2,000,000
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                      58,000                38,000
     Gain on sale of assets                                                       (21,000)              (76,000)
     Gain on sale of assets of discontinued operations                           (155,000)              (21,000)
     Equity in operations of unconsolidated affiliates                           (169,000)             (138,000)
     Noncash compensation expense                                                 100,000               104,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                    (50,000)               (3,000)
     Minority interest in consolidated subsidiary                                 (34,000)                    -
     Other                                                                         (2,000)                9,000
     Increase in accounts receivable, prepaid expenses
        and other current assets                                                  (51,000)              (56,000)
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                             28,000              (529,000)
                                                                            -------------          -------------

     Net cash provided by (used in) operating activities                     $ (1,046,000)          $ 1,328,000
                                                                            =============          =============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             June 30, 2005 and 2004
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies
-----------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2004 annual report on Form 10-K.

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

     The results of operations for the three and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     In December, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with SFAS No. 148, the Company elected to continue the intrinsic value method to account for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No.
     25. Accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements.

     The following pro forma information (in thousands, except per share data) is calculated net of tax as if compensation cost for the Company's stock-based compensation awards was determined based upon the fair value at the date of grant consistent with the methodology prescribed under SFAS No. 123.

                                                            For the Three Months          For the Six Months
                                                                   Ended                         Ended
                                                      ----------------------------- -----------------------------
                                                          June 30,        June 30,       June 30,       June 30,
                                                             2005          2004           2005            2004
                                                      -------------- -------------- -------------- --------------
      Earnings (loss) from continuing operations,
        as reported                                       $    (437)      $   (307)     $    (900)     $   1,993
      Earnings from discontinued operations,
        as reported                                              62              4            150              7
                                                      -------------- -------------- -------------- --------------

      Net earnings (loss), as reported                    $    (375)      $   (303)     $    (750)     $   2,000
                                                      ============== ============== ============== ==============
      Earnings (loss) from continuing operations,
        as reported                                       $    (437)      $   (307)     $    (900)     $   1,993
         Less:  total stock-based employee
           compensation determined under fair value
           based method for all awards, net of tax               (5)              -            (5)              -
                                                      -------------- -------------- -------------- --------------

      Pro forma net earnings (loss) from continuing
        operations                                        $    (442)      $   (307)     $    (905)     $   1,993
      Earnings from discontinued operations,
        as reported                                              62              4            150              7
                                                      -------------- -------------- -------------- --------------

      Pro forma net earnings (loss)                       $    (380)      $   (303)     $    (755)     $   2,000
                                                      ============== ============== ============== ==============

      Net earnings (loss) per average common share outstanding, as reported:
        Basic:
          Earnings (loss) from continuing operations      $   (0.07)      $  (0.06)     $  (0.15)      $    0.40
          Earnings from discontinued operations                0.01           0.00          0.02            0.00
                                                      -------------- -------------- -------------- --------------

      Net earnings (loss), as reported                    $   (0.06)      $  (0.06)     $  (0.13)      $    0.40
                                                      ============== ============== ============== ==============

      Net earnings (loss) per average common share outstanding, as reported:
        Diluted:
          Earnings (loss) from continuing operations      $   (0.07)      $  (0.06)     $  (0.15)      $    0.34
          Earnings from discontinued operations                0.01           0.00          0.02            0.00
                                                      -------------- -------------- -------------- --------------

      Net earnings (loss), as reported                    $   (0.06)      $  (0.06)     $  (0.13)      $    0.34
                                                      ============== ============== ============== ==============

      Net earnings (loss) per average common share outstanding, pro forma:
        Basic:
          Earnings (loss) from continuing operations      $   (0.07)      $  (0.06)     $  (0.15)      $    0.40
          Earnings from discontinued operations                0.01           0.00          0.02            0.00
                                                      -------------- -------------- -------------- --------------

      Net earnings (loss)-basic, pro forma                $   (0.06)      $  (0.06)     $  (0.13)      $    0.40
                                                      ============== ============== ============== ==============

      Net earnings (loss) per average common share outstanding, pro forma:
        Diluted:
          Earnings (loss) from continuing operations      $   (0.07)      $  (0.06)     $  (0.15)      $    0.34
          Earnings from discontinued operations                0.01           0.00          0.02            0.00
                                                      -------------- -------------- -------------- --------------

            Net earnings (loss) - diluted, pro forma      $   (0.06)      $  (0.06)     $  (0.13)      $    0.34
                                                      ============== ============== ============== ==============

     Weighted average common shares outstanding,
       As reported:
         Basic                                            6,010,000      5,161,000      5,880,000      5,043,000
                                                      ============== ============== ============== ==============
         Diluted                                          6,010,000      5,161,000      5,880,000      5,941,000
                                                      ============== ============== ============== ==============

     Weighted average common shares outstanding,
       Pro forma:
         Basic                                            6,010,000      5,161,000      5,880,000      5,043,000
                                                      ============== ============== ============== ==============
         Diluted                                          6,010,000      5,161,000      5,880,000      5,941,000
                                                      ============== ============== ============== ==============

     All share, per share and exercise price figures referred to have been adjusted to reflect the 2-for-1 stock split effected at the close of business on August 6, 2004.

     Reclassifications
     -----------------
     Certain 2004 balances have been reclassified to conform to the 2005 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---------------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. The Company's revenues from continuing operations are on an uptrend; they increased in 2003 and 2004. Although the Company incurred operating losses and negative cash flows from operations during each of the last six years, it anticipates commencing a project in both its Coal and China Segments in 2005. During the first half of 2005 the Company successfully arranged the financing for its initial fertilizer manufacturing facility in China. Additionally, the Coal Segment is currently pursuing eight different projects, and anticipates commencing at least one of these projects prior to year end. (See "Additional Details" below). The Company received the second installment of the McElmo Dome Settlement (the "Settlement"), totaling $2,826,000, in March of 2004, enabling 2004 to become a profitable year while at the same time enhancing the Company's liquidity. The Settlement has also resulted in better pricing and higher profit margins for the CO2 Segment.

     During the 18 month period ended June 30, 2005, the Company continued efforts, commenced in the prior two years, to reduce its negative cash flow. The Company's Chairman and President continued to defer a portion of their base salary into the Company's 2003-2 Deferred Stock Compensation Plan (the "DSC Plan") and its outside directors continued to defer their directors' fees into the DSC Plan. The Chairman of Beard Technologies continued to defer a portion of his salary during such period. The Company also continued to suspend its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan.

     The Company also completed three private debt placements, raising gross proceeds of $3,300,000, during such period; of which $1,845,000 was raised during the first quarter of 2005. The Company also borrowed $200,000 from an unconsolidated subsidiary during the fourth quarter of 2004. The negative result of the debt placements has been a substantial amount of dilution to the Company's common equity. During the 18 month period the Company issued 602,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) in connection with the private debt placements, accrued 601,000 Stock Units in the participants' accounts as a result of deferrals of salary into the DSC Plan, and issued 50,000 options to a financial consultant. An aggregate of $2,100,000 of convertible notes were also issued in connection with the private debt placement completed in the 2005 first quarter of 2005 that are convertible into 2,100,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the options, the convertible notes and the salary deferrals.

     Additional Details
     ------------------
     As a result of the private debt placement completed during the first quarter of 2005 the Company obtained net additional working capital totaling approximately $1,721,000, and working capital increased from $(944,000) at December 31, 2004 to $276,000 at June 30, 2005. Most of the
     net proceeds were used to fund operations; however, part was used to repay a portion of the Company's debt.

     In February of 2005 the Company announced that a private investor had agreed to finance the cost of the China Segment's initial fertilizer manufacturing facility in China. The Company and the investor have each contributed US$50,000 to the limited liability company (the "LLC") that has been formed to own and operate the enterprise. The Company and the investor each own 50% of the LLC, and the investor has loaned US$850,000 to the LLC to fund the additional capital costs and pre-operating costs of the facility. A building has been leased, equipment has been ordered, and production is expected to commence in September of 2005. The LLC has organized a wholly foreign-owned enterprise ("WFOE"), Xianghe BH Fertilizer Co., Ltd., to operate the business. The plant is initially targeted to produce about 32,000 metric tons per year of organic chemical compound fertilizer ("OCCF"), with estimated revenues of more than US$5,000,000 annually.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project") which it expects to commence in the last four months of 2005 if it can successfully arrange the financing therefor. The segment is actively pursuing seven other projects and has a number of other projects in the pipeline for follow up once these eight projects have come to a resolution.

     The timing of the coal projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     In addition, proceeds to the Company from the sales of assets during the first half of 2005 totaled $203,000. The Company expects to generate cash of approximately $43,000 from the disposition of the remaining assets of two of its discontinued segments, and can sell certain other assets to generate cash if necessary.

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

     Subsequent Developments
     -----------------------
     As a result of another private debt placement currently underway, the Company has, to date during the third quarter of 2005, exchanged $624,000 of 10% notes due November 2006 for an equivalent amount of 12% convertible notes due August 2009 (the "12% Notes"), and has also sold $386,000 of the 12% Notes. The note exchange resulted in a $385,000 improvement in working capital by eliminating $250,000 of current maturities of long-term debt to related parties and $135,000 of current maturities of long-term debt. The $386,000 of 12% Notes sold for cash added approximately $363,000 to working capital, net of expenses. The sale and exchange of the convertible notes has created additional dilution to shareholders as the outstanding 12% Notes are convertible into an aggregate of 448,888 shares of common stock.

     During the third quarter we have also received and accepted a proposal from a lending institution indicating that it will provide us with a $9,000,000 loan for the Pinnacle Project assuming that the USDA guarantees at least 70% of the borrowed amount. The proposal is only a quotation and not a commitment to extend credit. Credit will not be extended until credit has been approved by the lending institution and we can provide no assurance that any financing will be provided from this lending institution. In addition, a group of investors has agreed to provide $2,800,000 of equity for the Pinnacle Project provided the USDA-guaranteed loan is secured. The agreement for this commitment was executed on August 12, 2005.

     On July 29, 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion consisting of a decision on the merits relating to several issues that are currently in dispute concerning implementation of the Settlement Agreement. According to the Plaintiffs' attorney, the advisory opinion, which is not binding on the Plaintiffs or defendants, was favorable to the Plaintiffs on most issues. If the advisory opinion fails to resolve the matter the parties will proceed to arbitration. We estimate that, in the event all three of the matters in dispute should be resolved in the Plaintiffs' favor, we could receive as much as $540,000 for our share of the money in dispute. (See Part II - Item 1. Legal Proceedings - McElmo Dome Litigation).

     Vista Resources has advised that pipeline connections for its six new gas wells drilled during the first half of 2005 in eastern Colorado are now being finalized. The Company has a 22.5% working interest in these wells which are targeted to come on stream by the end of August and generate initial cash flow of approximately $25,000 per month to the Company's interest.

(3)  Discontinued Operations
----------------------------
     BE/IM Segment
     -------------
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. As a result, Beard's share of the venture's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 and the Company took over the remaining assets and liabilities.

     The Company recorded no revenues for this segment for either of the three or six-month periods ended June 30, 2005 or 2004. For the three and six-month periods ending June 30, 2005, the Company recorded $35,000 and $48,000 in earnings, respectively, for this segment primarily as a result of the sale of equipment, and charged $13,000 and $38,000 against an accrual for anticipated expenses related to the shutdown of one of its plants for the same periods, respectively. The Company recorded $6,000 and $21,000 in earnings for the three and six-month periods ending June 30, 2004 primarily as a result of the sale of equipment, and charged operating losses of $1,000 and $4,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2004 three and six-month periods, respectively.

     As of June 30, 2005, the significant assets related to the operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $6,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the remaining assets and expects the disposition to be completed by December 31, 2005.

     WS Segment
     ----------
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The Company recorded no revenues for this segment for either the first half of 2005 or 2004. Beard's share of operating results from the discontinued segment were earnings of $40,000 and $102,000 for the three and six-month periods ended June 30, 2005, respectively. Included in these results were gains of $43,000 and $107,000 from the sale of equipment for the three and six-month periods, respectively. Beard recorded losses of $1,000 and $13,000 for the three and six-month periods ended June 30, 2004, respectively, for this segment.

     As of June 30, 2005, the significant assets of the WS Segment consisted of accounts receivable and fixed assets with a recorded value of $89,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $48,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2005.

(4)  Convertible Preferred Stock
--------------------------------
     Effective January 1, 2003, the Company's preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.31114354 shares on August 12, 2005 (total of 287,041 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Loss Per Share
-------------------
     Basic earnings (loss) per share data is computed by dividing earnings
     (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the DSC Plan. These shares are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company's preferred stock and convertible notes were converted to common stock.

     Diluted loss per share from continuing operations in the statements of operations for the three and six-month periods ended June 30, 2005 and the three month period ended June 30, 2004 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company's losses from continuing operations. Weighted average shares of 5,941,000 for the diluted earnings per share calculation for the six months ended June 30, 2004 are composed of basic common shares of 5,042,565; 27,838 shares of preferred stock convertible to 288,149 common shares; and 610,000 warrants assumed exercised and converted to common shares.

     The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                         For the Three Months Ended                  For the Six Months Ended
                                       -------------------------------------  --------------------------------------
                                            June 30,            June 30,           June 30,             June 30,
                                              2005                2004               2005                 2004
                                       -------------------------------------  --------------------------------------
     Basic EPS:
       Weighted average common
        shares outstanding                    5,255,315           4,657,690          5,137,636            4,657,690
       Weighted average shares in
        deferred stock compensation
        plan treated as common stock
        equivalents                             755,085             503,242            742,466              384,875
                                       -------------------------------------  --------------------------------------
                                              6,010,400           5,160,932          5,880,102            5,042,565
                                       =====================================  ======================================
     Diluted EPS:
       Weighted average common
        shares outstanding                    5,255,315           4,657,690          5,137,636            4,657,690
       Weighted average shares in
        deferred stock compensation
        plan treated as common stock
        equivalents                             755,085             503,242            742,466              384,875
       Convertible Preferred Shares
        considered to be common
        stock equivalents                             -                   -                  -              288,149
       Warrants issued in connection
        with debt offerings treated
        as common stock equivalents                   -                   -                  -              610,000
                                       -------------------------------------  --------------------------------------
                                              6,010,400           5,160,932          5,880,102            5,940,714
                                       =====================================  ======================================

(6)  Income Taxes
-----------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded provisions of $14,000 and $33,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2005, respectively, and $12,000 and $109,000 for federal alternative minimum taxes for the same periods in 2004, respectively.

     At June 30, 2005, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                       Expiration
                                                           Date           Amount
                                                       -----------      ----------
Federal regular tax operating loss carryforwards        2006-2008       $ 46,000

Tax depletion carryforward                             Indefinite       $ 3,000

(7)  Commitments and Contingencies
----------------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or results of operations.

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

(8)  Business Segment Information
---------------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first six months of 2005 and 2004: Coal, Carbon Dioxide, China and e-Commerce.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China focusing on the installation, and operation of plants that manufacture environmentally friendly organic chemical compound fertilizer. The e-Commerce Segment consists of a 71%-owned subsidiary whose activities are aimed at developing business opportunities to leverage starpay.com, l.l.c.'s intellectual property portfolio of Internet payment methods and security technologies.

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

                                              Carbon
                                   Coal       Dioxide     China      e-Commerce    Totals
                                   ----       -------     -----      ----------    ------
      Three months ended
        June 30, 2005
     -------------------
     Revenues from
       external  customers         $    39    $  286      $   -       $  5         $  330
     Segment profit (loss)            (106)      244       (148)       (42)           (52)

      Three months ended
        June 30, 2004
     -------------------
     Revenues from
       external  customers         $    18    $  163      $   -       $  4         $  185
     Segment profit (loss)            (121)      108       (144)       (27)          (184)

       Six months ended
        June 30, 2005
     -------------------
     Revenues from
       external  customers         $   39     $  505      $   -       $  30        $  574
     Segment profit (loss)           (284)       405       (272)        (55)         (206)
     Segment assets                    480       488        859          20         1,847

       Six months ended
        June 30, 2004
     -------------------
     Revenues from
       external  customers         $   18     $  326      $   -       $  29        $  373
     Segment profit (loss)           (256)       230       (278)        (32)         (336)
     Segment assets                    38        467         49           8           562

     Reconciliation of total reportable segment loss to consolidated earnings
     (loss) from continuing operations before income taxes is as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                                            For the Three Months     For the Six Months
                                                                   Ended                    Ended
                                                            --------------------     --------------------
                                                          June 30,        June 30,   June 30,     June 30,
                                                            2005            2004       2005         2004
                                                          --------        --------   --------     --------
      Total loss for reportable segments                  $  (52)         $ (184)    $ (206)      $ (336)
      Net corporate income (expenses) not allocated
        to segments                                         (371)           (111)      (661)       2,438
                                                          ------          ------     ------       ------
        Total consolidated earnings (loss) for
          continuing operations                           $ (423)         $ (295)    $ (867)      $2,102
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in the Company's financial condition since December 31, 2004 and results of operations for the quarter ended June 30, 2005, compared to the prior year second quarter and the six months ended June 30, 2005 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2004 Form 10-K.

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

     Our revenues from continuing operations are on a sharp uptrend. They increased 26% in 2003, 64% in 2004, and 53% for the first six months of 2005 versus the comparable six months of 2004. We anticipate higher revenues in the CO2 Segment due to better pricing resulting from implementation of the McElmo Dome Settlement Agreement (the "Settlement"). Six new gas wells are expected to come on stream in Colorado beginning in August, resulting in our first oil and gas revenues in many years. We expect the first production from our initial fertilizer manufacturing plant in China to occur during the last four months of 2005.

     Although we incurred operating losses and negative cash flows from operations during each of the last six years, we expect to commence a project in both our Coal and China Segments in 2005, and believe that we will reverse this trend in late 2005 or early 2006.

     Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of our unprofitable segments. We are now in the final stage of disposing of the segments' remaining assets. Such dispositions resulted in income of $150,000 and $7,000 for the six months ended June 30, 2005 and 2004, respectively, as a result of the sale of equipment.

Material changes in financial condition - June 30, 2005 as compared with December 31, 2004.
------------------------------------------------------------------------

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                    June 30,            December 31,           Increase
                                      2005                  2004              (Decrease)
                                      ----                  ----              ----------
Cash and cash equivalents        $     884,000          $    127,000        $    757,000

Working capital                  $     276,000          $   (944,000)       $  1,220,000

Current ratio                        1.28 to 1             0.31 to 1

     During the first six months of 2005, the Company increased its working capital by $1,220,000 from $(944,000) as of December 31, 2004. The Company placed an additional $1,845,000 of its 12% Convertible Subordinated Notes due 2010, which infused over $1,676,000 in working capital in the first half of 2005. Related entities purchased $1,755,000 of the 12% Notes. The Company utilized $513,000 to pay down its outstanding debt, including $306,000 to related parties. Purchases of property, plant and equipment totaled $542,000 for the first half of 2005, including $147,000, $150,000, and $227,000 for its Coal and China Segments and its share of the cost for six oil and gas wells, respectively. Proceeds from the sale of assets totaled $140,000 during the first half of 2005. Net revenue from the Company's interest in its CO2 producing properties provided $426,000 of working capital for the first half of 2005. $284,000 of working capital were used to help fund the operations of the Coal Segment. The China Segment utilized over $272,000 of working capital. $55,000 were used to fund the startup activities of the e-Commerce Segment. The Company received distributions of $162,000 from other investments, including Cibola. The remainder of the working capital was utilized to fund other operations.

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

     Receipt of the Settlement from the McElmo Dome litigation improved our balance sheet and income statement. We received $1,162,000 of the Settlement in 2003, and $2,826,000 and $117,000 in March and May of 2004, respectively. Upon receipt of the second installment of the Settlement, we were able to eliminate $2,635,000 of our total indebtedness.

     Our principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract on the Pinnacle Project on which we are currently pursuing financing, and is actively pursuing seven other projects. We have a number of other projects in the pipeline once these projects have come to a resolution. The timing of the projects we are actively pursuing is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize. (See "Subsequent Developments - Pinnacle Financing" below).

     In addition to the above, we are continuing to pursue both debt and equity financing through several different sources on our other coal projects. We have retained three different firms who are currently seeking financing: (i) a New York City-based firm which specializes in energy financing that is pursuing both debt and equity financing for the projects; (ii) a Maryland-based firm that has already obtained a terms sheet from a bank for the USDA-guaranteed portion of the financing needed for the Pinnacle Project; and (iii) a third firm that specializes in USDA-guaranteed financing.

     In February of 2005 we announced that a private investor had agreed to finance the cost of the China Segment's initial fertilizer manufacturing facility in China. We and the investor have each contributed US$50,000 to the limited liability Company (the "LLC") that has been formed to own and operate the enterprise. We and the investor each own 50% of the LLC, and the investor has loaned US$850,000 to the LLC to fund the additional capital costs and pre-operating costs of the facility. A building has been leased, equipment has been ordered, and production is expected to commence in September of 2005. The LLC has organized a wholly foreign-owned enterprise ("WFOE"), Xianghe BH Fertilizer Co., Ltd., to operate the business. The plant is initially targeted to produce about 32,000 metric tons per year of organic chemical compound fertilizer ("OCCF"), with estimated revenues of more than US$5,000,000 annually.

     We completed a private debt placement of $2,100,000 of convertible notes in January of 2005. $255,000 of the notes were exchanged for notes we had previously issued. The notes are convertible into 2,100,000 shares of our common stock. Net proceeds of approximately $1,700,000 are being used to provide the working capital necessary to fund our operations until the financing for the Pinnacle Project has been completed.

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

Subsequent Developments

     Private Debt Placement. As a result of another private debt placement currently underway, the Company has, to date during the third quarter of 2005, exchanged $624,000 of 10% notes due November 2006 for an equivalent amount of 12% convertible notes due August 2009 (the "12% Notes"), and has also sold $386,000 of the 12% Notes. The note exchange resulted in a $385,000 improvement in working capital by eliminating $250,000 of current maturities of long-term debt to related parties and $135,000 of current maturities of long-term debt. The $386,000 of 12% Notes sold for cash added approximately $363,000 to working capital, net of expenses. The sale and exchange of the convertible notes has created additional dilution to shareholders as the $985,000 of outstanding 12% Notes is convertible into an aggregated of 448,888 shares of common stock.

     Pinnacle Financing. During the third quarter we have also received and accepted a proposal from a lending institution indicating that it will provide us with a $9,000,000 loan for the Pinnacle Project assuming that the USDA guarantees at least 70% of the borrowed amount. The proposal is only a quotation and not a commitment to extend credit. Credit will not be extended until credit has been approved by the lending institution and we can provide no assurance that any financing will be provided from this lending institution. In addition, a group of investors has agreed to provide $2,800,000 of equity for the Pinnacle Project provided the USDA-guaranteed loan is secured. The agreement for this commitment was executed on August 12, 2005.

     McElmo Dome Litigation. On July 29, 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion consisting of a decision on the merits relating to several issues that are currently in dispute concerning implementation of the Settlement Agreement. According to the Plaintiffs' attorney, the advisory opinion, which is not binding on the Plaintiffs or defendants, was favorable to the Plaintiffs on most issues. If the advisory opinion fails to resolve the matter the parties will proceed to arbitration. We estimate that, in the event all three of the matters in dispute should be resolved in the Plaintiffs' favor, we could receive as much as $540,000 for our share of the money in dispute. (See Part II - Item
1. Legal Proceedings - McElmo Dome Litigation).

     New Gas Wells. Vista Resources has advised us that pipeline connections for its six new gas wells drilled during the first half of 2005 in eastern Colorado are now being finalized. The Company has a 22.5% working interest in these wells which are targeted to come on stream by the end of August and generate initial cash flow of approximately $25,000 per month to the Company's interest.

Material changes in results of operations - Quarter ended June 30, 2005 as compared with the Quarter ended June 30, 2004.
--------------------------------------------------------------------------

     The net loss for the second quarter of 2005 was $375,000 compared to $303,000 for the 2004 second quarter. Continuing operations posted a net loss of $437,000 compared to a loss from continuing operations of $307,000 for the same period in 2004. In addition, the Company's discontinued operations had income of $62,000 for the second quarter of 2005 compared to $4,000 for the second quarter of 2004.

     The Coal Segment's $21,000 increase in revenues to $39,000 accounted for most of the decrease in the segment's operating loss which amounted to $106,000 in the second quarter of 2005 versus $121,000 in the 2004 second quarter. The operating profit in the CO2 Segment more than doubled, increasing to $244,000 compared to $108,000 a year earlier. The China Segment's loss for the second quarter of 2005 totaled $148,000 compared to $144,000 for the same period in 2004. The e-Commerce Segment incurred operating losses of $42,000 for the second quarter of 2005 compared to $27,000 in the second quarter of 2004. The operating loss in Other activities for the second quarter of 2005 increased $13,000 compared to the same period in 2004. As a result, the operating loss for the current quarter decreased $119,000 to $300,000 versus $419,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                               2005           2004
                                               ----           ----
      Operating profit (loss):
         Coal reclamation                   $(106,000)     $(121,000)
         Carbon dioxide                       244,000        108,000
         China                               (148,000)      (144,000)
         e-Commerce                           (42,000)       (27,000)
                                        --------------- --------------
                  Subtotal                    (52,000)      (184,000)
         Other                               (248,000)      (235,000)
                                        --------------- --------------
                   Total                    $(300,000)     $(419,000)
                                        =============== ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

     The segment recorded revenues of $39,000 for the second quarter of 2005 compared to $18,000 for the same period in 2004 as a result of performing several consulting and coring jobs in 2005. Operating costs increased $5,000 to $143,000 for the second quarter of 2005 compared to $138,000 for the same period in 2004. The increased costs were incurred in performing the services for the billed work in 2005.

Carbon dioxide

     Second quarter 2005 operations reflected an operating profit of $244,000 compared to $108,000 for the 2004 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $120,000 to $283,000 for the second quarter of 2005 compared to $163,000 for the same period in 2004. The increase in revenue for the current quarter was due to both increased pricing and volumes, with the Company receiving an average of $0.60 per mcf sold in the 2005 quarter versus $0.50 per mcf in the year earlier quarter while production increased 118MMCF to the Company's interest reflecting increased demand for CO2 gas.

China

     The China Segment incurred an operating loss of $148,000 for the second quarter of 2005 compared to $144,000 for the same period in 2004. The segment had $4,000 more in SG&A expenses in 2005 compared to 2004 as it geared up for the installation and construction of its initial fertilizer manufacturing plant.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $42,000 for the second quarter of 2005 versus an operating loss of $27,000 in the prior year quarter. The segment received $5,000 in revenue for the second quarter of 2005 compared to $4,000 for the same period in 2004. This was more than offset by a $15,000 increase in operating expenses due primarily to increased legal expenses related to the VISA litigation.

Other corporate activities

     Other corporate activities include general and corporate activities, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $248,000 for the second quarter of 2005 as compared to $235,000 for the same period of 2004. This increase in operating losses was due primarily to a $14,000 increase in amortization expense associated with the costs of issuing the 10% and 12% debt capitalized in the latter portion of 2004 and the first half of 2005.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the current quarter remained static at $231,000 for the second quarter of 2005 and 2004.

Depreciation, depletion and amortization expenses

     DD&A expense increased $16,000 from $15,000 in the second quarter of 2004 to $31,000 in the same period of 2005. The increase reflected the increased amortization expense associated with the capitalized costs of issuing the 10% participating and 12% subordinated debt in 2004 and 2005.

Other income and expenses

     The other income and expenses for the second quarter of 2005 netted to a loss of $123,000 compared to income of $124,000 for the second quarter of 2004. Interest income was up $5,000 for the second quarter of 2005 versus the same period in 2004. Interest expense was $80,000 higher as a result of the increase in debt, primarily to related parties and the issuance of the subordinated and participating debt. The Company received a $117,000 gain on settlement in the second quarter of 2004 with no such receipt in the same period of 2005.

     The Company's equity in operations of unconsolidated affiliates reflected income of $85,000 for the second quarter of 2005 compared to $70,000 for the same period in 2004. Improved operating results for Cibola Corporation accounted for the increase. In addition, the second quarter of 2005 reflected a minority interest in the operations of the Company's consolidated subsidiary in China in the amount of $4,000 with no such amount in the second quarter of 2004.

Income taxes

     The Company recorded a provision for federal alternative minimum taxes of $14,000 in the second quarter of 2004 compared to $12,000 for the same period in 2004. The Company has not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     As mentioned in the Overview above, our financial results for the three months ended in 2005 and 2004 benefited from earnings of $62,000 and $4,000, respectively, as a result of activities in two of our four discontinued segments. The second quarter of 2005 benefited from the disposition of assets which generated gains of $77,000 compared to $6,000 for the same period in 2004, offset by expenses of $15,000 and $2,000 respectively. As of June 30, 2005, assets of discontinued operations held for resale totaled $89,000 and liabilities of discontinued operations totaled $54,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2005.

Material changes in results of operations - Six months ended June 30, 2005 as compared with the Six months ended June 30, 2004.
-----------------------------------------------------------------------------

     The Company recorded a loss of $750,000 for the first half of 2005 compared to $2,000,000 in net income for the first six months of 2004. Continuing operations reflected losses of $900,000 compared to earnings of $1,993,000 for the same period in 2004. In addition, the Company had income of $150,000 and $7,000 from discontinued operations for the first half of 2005 and 2004, respectively.

     Operating results of the Company's primary operating segments are reflected below:

                                            2005                2004
                                      ----------------    ----------------
    Operating profit (loss):
      Coal reclamation                    $ (284,000)         $ (256,000)
      Carbon dioxide                          405,000             230,000
      China                                 (272,000)           (278,000)
      e-Commerce                             (55,000)            (32,000)
                                      ----------------    ----------------
                Subtotal                    (206,000)           (336,000)
      Other                                 (474,000)           (456,000)
                                      ----------------    ----------------
                 Total                    $ (680,000)         $ (792,000)
                                      ================    ================

     The "Other" in the above table reflects primarily general and corporate activities, as well as other activities and investments of the Company.

Coal reclamation

     As was the case in 2004, all of the Coal Segment's revenues for the six-month periods ended on June 30th were recorded in the second quarter of the year. Revenues increased $21,000 to $39,000 for the first six months of 2005 compared to $18,000 for the same period in 2004 as the result of several consulting and coring jobs in the year 2005. Operating costs increased $45,000 to $319,000 for the first six months of 2005 compared to $274,000 for the same period in 2004 as a result of increased labor, expendable supplies, advertising, travel and other costs. As a result, the operating loss for the first six months of 2005 increased $28,000 to $284,000 compared to $256,000 in the first six months of 2004.

Carbon dioxide

     Operations for the first six months of 2005 resulted in an operating profit of $405,000 compared to a $230,000 operating profit for the 2004 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company's carbon dioxide producing unit in Colorado. Segment operating revenues increased $175,000 or 54% to $501,000 for the first six months of 2005 compared to $326,000 for the same period in 2004. The Company recorded $1,000 less in operating costs associated with the properties in the first half of 2005 compared to the same period in 2004. Production volumes for the McElmo Dome field increased for the first six months of 2005 compared to the same period in 2004. The increase in revenue for the current six months was due to higher volumes to the Company's interest accompanied by an increase in pricing, with the Company receiving an average of $0.52 per mcf sold in the first six months of 2005 versus $0.39 per mcf in the year earlier period. Paid volumes were up 127,000 mcf in the current six months versus a year ago.

China

     The China Segment incurred an operating loss of $272,000 for the first half months of 2005 compared to $278,000 for the same period in 2004. The higher losses in 2004 were attributable to higher SG&A expenses as the Company looked for projects to demonstrate its composting technology. See "Other income and expense" detail below.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $55,000 for the first half of 2005 versus an operating loss of $32,000 in the prior year period. A $22,000 increase in legal fees accounted for the majority of the change as the segment continued its suit against VISA.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to the Company's operating segments or held for investment. These activities generated operating losses of $474,000 for the first half of 2005 as compared to $456,000 in the same period of 2004. The Company charged $14,000 more in DD&A costs for the six-month period in 2005 compared to the same period in 2004 because of the amortization of capitalized costs associated with the issuance of the participating and subordinated debt in 2004 and 2005. The Company also incurred several smaller increases in numerous other expense accounts.

Selling, general and administrative expenses

     The Company's selling, general and administrative expenses ("SG&A") in the first half of 2005 increased $8,000 to $438,000 from $430,000 for the 2004 six months. Minor increases in numerous SG&A expense accounts accounted the increase.

Depreciation, depletion and amortization expenses

     DD&A expense increased $20,000 from $38,000 for the six months ended June 30, 2004 to $58,000 for the same period in 2005. The increase was due primarily to increased amortization expense associated with the capitalized costs of the 10% participating and 12% subordinated debt issued in late 2004 and early 2005.

Other income and expense

     The other income and expenses for the first six months of 2005 netted to a loss of $187,000 compared to income of $2,894,000 for the same period in 2004. The Company received $2,826,000 of the McElmo Dome Settlement in March of 2004 and another $117,000 in May of 2004 with no comparable receipts in the first six months of 2005. The Company used $2,620,000 of these funds to pay down its debt and associated interest in 2004. In the first six months of 2005, the Company has incurred a net increase in debt of $2,074,000 and total debt at June 30, 2005 is approximately $2,639,000 greater than at June 30, 2004. As a result, interest expense for the first six months of 2005 is $421,000 compared to $259,000 for the same period in 2004. The Company invested a portion of these additional funds in short-term instruments and, as a result, interest income is $9,000 greater for the first six months of 2005 than it was in 2004. The Company realized gains on sale of assets for the first six months of 2005 totaling $21,000 compared to $76,000 in the prior year period. We realized a $34,000 reduction in expenses attributable to our operations in China as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.


     The Company's equity in the operations of unconsolidated affiliates netted to income of $169,000 for the first six months of 2005 compared to $138,000 for the same period in 2004. These amounts reflect the improved operating results of Cibola Corporation.

Income taxes

     The Company recorded provisions of $33,000 and $109,000 for federal alternative minimum taxes for the six-month periods ended June 30, 2005 and 2004, respectively.

Discontinued operations

     As mentioned in the Overview above, our financial results for the six months ended in 2005 and 2004 benefited from earnings of $150,000 and $7,000, respectively, as a result of activities in two of our four discontinued segments. The second quarter of 2005 benefited from the disposition of assets which generated gains of $77,000 compared to $6,000 for the same period in 2004, offset by expenses of $6,000 and $3,000 respectively. As of June 30, 2005, assets of discontinued operations held for resale totaled $89,000 and liabilities of discontinued operations totaled $54,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2005, the Company had long-term debt of $6,655,000, including accrued interest to related entities of $93,000. Debt in the amount of $5,733,000 has fixed interest rates; therefore, the Company's interest expense and operating results would not be affected by an increase in market interest rates for this amount. The Company's $804,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004 and the Company then began amortizing the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates would have increased the Company's interest expense by approximately $5,000. At June 30, 2005, a 10% increase in market interest rates would have reduced the fair value of the Company's long-term debt by $75,000.

     The Company has no other market risk sensitive instruments.

Item 4. Controls and Procedures.

     Our principal executive officer and principal financial officer have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports it files is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed in the reports that it files is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of the date of this filing, our CEO and CFO determined that the controls and procedures are adequate and effective. The evaluation resulted in no significant changes in those controls or in other factors that could significantly affect the controls, and no corrective actions with regard to significant deficiencies and material weaknesses.


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

     Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the McElmo Dome litigation. A mediation held in Denver on March 31, 2005, was unsuccessful. However, the Plaintiffs and the defendants agreed to submit letter briefs to the party who served as the court-appointed fairness expert during the proceedings concerning the Settlement Agreement who agreed to render an advisory opinion consisting of a decision on the merits relating to the current disputes. The fairness expert rendered his advisory opinion, which is not binding on the Plaintiffs or defendants, on July 29, 2005. According to the Plaintiffs' attorney, the advisory opinion was favorable to the Plaintiffs on most issues. The parties have agreed that if his decision fails to resolve the matter they will proceed to arbitration. To date we have had no reaction from the defendants as to whether they might be willing to settle the dispute or wish to proceed to arbitration. We estimate that, in the event all three of the matters in dispute should be resolved in the Plaintiffs' favor, we could receive as much as $540,000 for our share of the money in dispute.

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

     From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the VIMachine Patent claims. A hearing regarding patent claim construction (a "Markman hearing") was held on October 21 and 29, 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. On January 4, 2005, Magistrate Judge Sanderson filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. Judge Sanderson found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the Magistrate's recommendations in the form of an appeal to District Judge Lindsey and are awaiting the Court's final ruling on claim construction issues. It is anticipated the Court will rule on these issues during the third quarter of 2005.

     Both sides anticipate filing dispositve motions in the fall of 2005. Trial is slated to begin in February 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Default Upon Senior Securities.
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Commencing on April 29, 2005, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

     (a) The annual meeting was held on June 9, 2005.

     (b) The business of the meeting included the election of W. M. Beard to serve as director for a three-year term or until his successor has been elected and qualified.

     In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

    Allan R. Hallock         (2006)          Ford C. Price    (2006)
    Harlon E. Martin, Jr.    (2007)          Herb Mee, Jr.    (2007)

     To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

     The table below sets forth the voting for election of director:

                                   Votes          Votes           Votes                           Broker
       Name of Nominee              For          Against         Withheld      Abstentions      Non-Votes
       ---------------              ---          -------         --------      -----------      ---------
       W. M. Beard               4,927,833         -0-            13,340           -0-            601,183

     (c) At the meeting the stockholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2005. The table below sets forth the voting for such proposal:

      Votes              Votes                              Broker
       For              Against         Abstentions       Non-Votes
       ---              -------         -----------       ---------
    4,938,849            2,078              246            601,183

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

 10      Material Contracts

10.1 Restated and Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated April 1, 2005.

10.2 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated as of February 14, 2005.

10.3     The Beard Company 2005 Stock Option Plan adopted on June 9, 2005*

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

                                       (Registrant) THE BEARD COMPANY

                                       /s/Herb Mee, Jr.
     (Date)   August 19, 2005          ___________________________________
                                       Herb Mee, Jr., President and
                                       Chief Financial Officer

                                       /s/Jack A. Martine
     (Date)   August 19, 2005          ___________________________________
                                       Jack A. Martine, Controller and
                                       Chief Accounting Officer

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

10.1   Restated and Amended Letter Loan         Filed herewith electronically
       Agreement by and between Registrant and
       The William M. Beard and Lu Beard 1988
       Charitable Unitrust (the "Unitrust")
       dated April 1, 2005.

10.2   Replacement Renewal and Extension        Filed herewith electronically
       Promissory Note from Registrant to the
       Trustees of the Unitrust dated as of
       February 14, 2005.

10.3   The Beard Company 2005 Stock Option      Filed herewith electronically
       Plan adopted on June 9, 2005

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