Form 10-Q
period 2005-09-30
BEARD CO /OK
filed 2005-11-21
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the quarterly period ended September 30, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                         Commission File Number 1-12396


                                THE BEARD COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Oklahoma                                      73-0970298
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                           Enterprise Plaza, Suite 320
                              5600 North May Avenue
                          Oklahoma City, Oklahoma         73112
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (405) 842-2333

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

     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 18, 2005.

                  Common Stock $.0006665 par value - 5,377,046

                                       THE BEARD COMPANY

                                             INDEX

PART I. FINANCIAL INFORMATION                                                            Page
-----------------------------                                                            ----

Item 1.       Financial Statements........................................................3

     Balance Sheets - September 30, 2005 (Unaudited) and
         December 31, 2004................................................................3

     Statements of Operations - Three Months and Nine Months
         ended September 30, 2005 and 2004 (Unaudited)....................................4

     Statements of Shareholders' Equity (Deficiency) - Year ended December 31, 2004 and Nine Months ended September 30, 2005 (Unaudited).............................5

     Statements of Cash Flows - Nine Months ended
         September 30, 2005 and 2004 (Unaudited)..........................................6

     Notes to Financial Statements (Unaudited)............................................8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................26

Item 4.       Controls and Procedures....................................................26

PART II.  OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings..........................................................26

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds................28

Item 3.       Defaults Upon Senior Securities............................................28

Item 4.       Submission of Matters to a Vote of Security Holders........................28

Item 5.       Other Information..........................................................28

Item 6.       Exhibits...................................................................28

Signatures...............................................................................29

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                                  Balance Sheets
                               September 30, 2005 (Unaudited) and December 31, 2004
                                                     Assets                       September 30,      December 31,
                                                     ------                           2005              2004
                                                                                ----------------   ----------------
Current assets:
       Cash and cash equivalents                                                $       358,000    $       127,000
       Accounts receivable, less allowance for doubtful
          receivables of $80,000 in 2005 and $97,000 in 2004                            179,000            167,000
       Inventories                                                                       98,000                  -
       Prepaid expenses and other assets                                                 56,000             32,000
       Current maturities of notes receivable                                             6,000                  -
       Assets of discontinued operations held for sale                                   20,000             40,000
                                                                                ----------------   ----------------
                   Total current assets                                                 717,000            366,000
                                                                                ----------------   ----------------
Note receivable, less allowance for doubtful receivable of
       $30,000 in 2005 and 2004                                                          15,000                  -

Restricted certificate of deposit                                                        50,000             50,000

Investments and other assets                                                             95,000            121,000

Property, plant and equipment, at cost                                                3,642,000          2,090,000
       Less accumulated depreciation, depletion and amortization                      1,477,000          1,457,000
                                                                                ----------------   ----------------
                   Net property, plant and equipment                                  2,165,000            633,000
                                                                                ----------------   ----------------
Intangible assets, at cost                                                              543,000            292,000
       Less accumulated amortization                                                    229,000            189,000
                                                                                ----------------   ----------------
                   Net intangible assets                                                314,000            103,000
                                                                                ----------------   ----------------
                                                                                $     3,356,000    $     1,273,000
                                                                                ================   ================

                      Liabilities and Shareholders' Equity (Deficiency)
                      -------------------------------------------------

Current liabilities:
       Trade accounts payable                                                   $       315,000    $       177,000
       Accrued expenses                                                                 716,000            314,000
       Short-term debt - related entities                                                     -            200,000
       Current maturities of long-term debt                                              53,000            241,000
       Current maturities of long-term debt - related entities                           93,000            333,000
       Liabilities of discontinued operations held for sale                              45,000             95,000
                                                                                ----------------   ----------------
                   Total current liabilities                                          1,222,000          1,360,000
                                                                                ----------------   ----------------

Long-term debt less current maturities                                                1,136,000            367,000

Long-term debt - related entities                                                     5,772,000          3,440,000

Other long-term liabilities                                                             414,000            250,000

Minority interest in consolidated subsidiary                                             12,000                  -

Shareholders' equity (deficiency):
       Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued and
        outstanding                                                                     889,000            889,000
       Common stock of $.0006665 par value per share; 15,000,000
        shares authorized; 5,255,315 and 4,839,565 shares
        issued and outstanding in 2005 and 2004, respectively                             4,000              3,000
       Capital in excess of par value                                                38,464,000         38,193,000
       Accumulated deficit                                                          (44,538,000)       (43,214,000)
       Accumulated other comprehensive loss                                             (19,000)           (15,000)
                                                                                ----------------   ----------------
                   Total shareholders' equity (deficiency)                           (5,200,000)        (4,144,000)
                                                                                ----------------   ----------------
Commitments and contingencies (note 7)
                                                                                $     3,356,000    $     1,273,000
                                                                                ================   ================

See accompanying notes to financial statements.

                                             THE BEARD COMPANY AND SUBSIDIARIES
                                                  Statements of Operations
                                                        (Unaudited)
                                                               For Three Months Ended           For Nine Months Ended
                                                             -----------------------------  ------------------------------
                                                             September 30,  September 30,    September 30,   September 30,
                                                                  2005          2004             2005            2004
                                                             -------------  -------------    -------------   -------------
Revenues:
     Coal reclamation                                         $   13,000     $   52,000      $    52,000     $    70,000
     Carbon dioxide                                              310,000        197,000          811,000         523,000
     China                                                             -              -                -               -
     e-Commerce                                                    1,000              -           31,000          29,000
     Other                                                        20,000              -           20,000               -
                                                              -----------    -----------     ------------    ------------
                                                                 344,000        249,000          914,000         622,000
                                                              -----------    -----------     ------------    ------------
Expenses:
     Coal reclamation                                            189,000        230,000          508,000         504,000
     Carbon dioxide                                               34,000         27,000          109,000         103,000
     China                                                       264,000        134,000          535,000         411,000
     e-Commerce                                                   44,000         31,000          126,000          89,000
     Other                                                         5,000          6,000           12,000          18,000
     Selling, general and administrative                         203,000        205,000          641,000         635,000
     Depreciation, depletion & amortization                       34,000         25,000           92,000          63,000
                                                              -----------    -----------     ------------    ------------
                                                                 773,000        658,000        2,023,000       1,823,000
                                                              -----------    -----------     ------------    ------------
Operating profit (loss):
     Coal reclamation                                           (179,000)      (185,000)        (463,000)       (441,000)
     Carbon dioxide                                              266,000        160,000          671,000         390,000
     China                                                      (268,000)      (133,000)        (540,000)       (411,000)
     e-Commerce                                                  (43,000)       (33,000)         (98,000)        (65,000)
     Other, primarily corporate                                 (205,000)      (218,000)        (679,000)       (674,000)
                                                              -----------    -----------     ------------    ------------
                                                                (429,000)      (409,000)      (1,109,000)     (1,201,000)
Other income (expense):
     Interest income                                               3,000          1,000           13,000           2,000
     Interest expense                                           (229,000)      (156,000)        (650,000)       (415,000)
     Equity in operations of unconsolidated affiliates            66,000         73,000          235,000         211,000
     Gain on settlement                                                -              -                -       2,943,000
     Gain on sale of assets                                       43,000         11,000           64,000          87,000
     Impairment of investments                                   (13,000)             -          (13,000)              -
     Minority interest in operations of consolidated
          subsidiary                                               4,000              -           38,000               -
     Other                                                       (13,000)        (2,000)         (13,000)         (7,000)
                                                              -----------    -----------     ------------    ------------

Earnings (loss) from continuing operations
     before income taxes                                        (568,000)      (482,000)      (1,435,000)      1,620,000
Income taxes                                                           -        (27,000)         (33,000)       (136,000)
                                                              -----------    -----------     ------------    ------------

Earnings (loss) from continuing operations                      (568,000)      (509,000)      (1,468,000)      1,484,000

     Earnings (loss) from discontinued operations                 (6,000)        (3,000)         144,000           4,000
                                                              -----------    -----------     ------------    ------------
Net earnings (loss)                                           $ (574,000)    $ (512,000)     $(1,324,000)    $ 1,488,000
                                                              ===========    ===========     ============    ============

Net earnings (loss) per average common share outstanding:
     Basic:
        Earnings (loss) from continuing operations            $    (0.10)    $    (0.09)     $     (0.25)    $      0.27
        Earnings (loss) from discontinued operations               (0.00)         (0.00)            0.03            0.00
                                                              -----------    -----------     ------------    ------------
        Net earnings (loss)                                   $    (0.10)    $    (0.09)     $     (0.22)    $      0.27
                                                              ===========    ===========     ============    ============

Net earnings (loss) per average common share outstanding:
     Diluted:
        Earnings (loss) from continuing operations            $    (0.10)    $    (0.09)     $     (0.25)    $      0.22
        Earnings (loss) from discontinued operations               (0.00)         (0.00)            0.03            0.00
                                                              -----------    -----------     ------------    ------------
        Net earnings (loss)                                   $    (0.10)    $    (0.09)     $     (0.22)    $      0.22
                                                              ===========    ===========     ============    ============

Weighted average common shares outstanding -
     Basic                                                     6,032,000      5,471,000        5,910,000       5,471,000
                                                              ===========    ===========     ============    ============
     Diluted                                                   6,032,000      5,471,000        5,910,000       6,736,000
                                                              ===========    ===========     ============    ============

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                         Total
                                                                                                         Accumulated    Common
                                        Preferred              Common          Capital in                   Other     Shareholders'
                                        ---------              ------          Excess of     Accumulated Comprehensive   Equity
                                     Shares    Stock      Shares     Stock     Par Value       Deficit      Income    (Deficiency)
                                     -----------------  -------------------  -------------  -------------  ---------  ------------
Balance, December 31, 2003           27,838  $889,000    4,657,690  $3,000    $37,941,000   $(44,151,000)  $(15,000)  $(5,333,000)

   Net earnings                           -         -            -       -              -        937,000          -       937,000
   Comprehensive income:
     Foreign currency translation
     adjustment                           -         -            -       -              -              -          -             -

                                                                                                                      ------------
Comprehensive earnings                    -         -            -       -              -              -          -       937,000
                                                                                                                      ------------

Issuance of stock for warrants
  exercised                               -         -      181,875       -         50,000              -          -        50,000

Reservation of shares pursuant to
  deferred compensation plan              -         -            -       -        202,000              -          -       202,000

                                     -----------------  -------------------  -------------  -------------  ---------  ------------

Balance, December 31, 2004           27,838   889,000    4,839,565   3,000     38,193,000    (43,214,000)   (15,000)   (4,144,000)

   Net loss (unaudited)                   -         -            -       -              -     (1,324,000)         -    (1,324,000)
   Comprehensive income:
     Foreign currency translation
     adjustment (unaudited)               -         -            -       -              -              -     (4,000)       (4,000)

                                                                                                                      ------------
Comprehensive loss (unaudited)            -         -            -       -              -              -          -    (1,328,000)
                                                                                                                      ------------

Issuance of stock for warrants
  exercised (unaudited)                   -         -      415,750   1,000        122,000              -          -       123,000

Reservation of shares pursuant to
  deferred compensation plan
  (unaudited)                             -         -            -       -        149,000              -          -       149,000

                                     -----------------  -------------------  -------------  -------------  ---------  ------------
Balance, September 30, 2005
  (unaudited)                        27,838  $889,000    5,255,315  $4,000    $38,464,000   $(44,538,000)  $(19,000)  $(5,200,000)
                                     =================  ===================  =============  =============  =========  ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                For the Nine Months Ended
                                                                          ---------------------------------------
                                                                          September 30, 2005  September 30, 2004
                                                                          ---------------------------------------
Operating activities:
       Cash received from customers                                       $      898,000      $      586,000
       Gain on settlement                                                              -           2,943,000
       Cash paid to suppliers and employees                                   (1,846,000)         (1,917,000)
       Interest received                                                          13,000               2,000
       Interest paid                                                            (510,000)           (622,000)
       Taxes paid                                                               (119,000)                  -
       Operating cash flows of discontinued operations                           (75,000)              9,000
                                                                          ---------------     ---------------
            Net cash provided by (used in) operating activities               (1,639,000)          1,001,000
                                                                          ---------------     ---------------

Investing activities:
       Acquisition of property, plant and equipment                           (1,012,000)           (105,000)
       Acquisition of intangibles                                                (42,000)             (3,000)
       Purchase of restricted certificate of deposit                                   -             (50,000)
       Proceeds from sale of assets                                              139,000             136,000
       Proceeds from sale of assets of discontinued operations                   110,000              49,000
       Proceeds from redemption of bond                                                -             201,000
       Other                                                                     247,000             (62,000)
                                                                          ---------------     ---------------
            Net cash provided by (used in) investing activities                 (558,000)            166,000
                                                                          ---------------     ---------------

Financing activities:
       Proceeds from term notes                                                  760,000             650,000
       Payments on line of credit and term notes                                (208,000)         (1,396,000)
       Proceeds from related party debt                                        2,321,000             715,000
       Payments on related party debt                                           (398,000)         (1,070,000)
       Capitalized costs associated with issuance of subordinated debt          (195,000)            (36,000)
       Proceeds from sale of stock warrants                                      123,000              45,000
       Member contribution to consolidated partnership                            50,000                   -
       Other                                                                     (25,000)                  -
                                                                          ---------------     ---------------
            Net cash provided by (used in) financing activities                2,428,000          (1,092,000)
                                                                          ---------------     ---------------

Net increase in cash and cash equivalents                                        231,000              75,000

Cash and cash equivalents at beginning of period                                 127,000             216,000
                                                                          ---------------     ---------------
Cash and cash equivalents at end of period                                $      358,000      $      291,000
                                                                          ===============     ===============


Continued

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)
Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities

                                                                                 For the Nine Months Ended
                                                                          ---------------------------------------
                                                                          September 30, 2005   September 30, 2004
                                                                          ---------------------------------------
Net earnings (loss)                                                       $   (1,324,000)      $   1,488,000
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
       Depreciation, depletion and amortization                                   91,000              63,000
       Gain on sale of assets                                                    (66,000)            (87,000)
       Gain on sale of assets of discontinued operations                        (155,000)            (33,000)
       Equity in net earnings of unconsolidated affiliates                      (235,000)           (211,000)
       Net cash used by discontinued operations offsetting
           accrued impairment loss                                               (54,000)             (6,000)
       Noncash compensation expense                                              149,000             152,000
       Minority interest in consolidated partnership                             (38,000)                  -
       Other                                                                           -              12,000
                                                                          ----------------     --------------
           Net cash provided by (used in) operations before
              changes in current assets and liabilities                       (1,632,000)          1,378,000
       Increase in accounts receivable, prepaid expenses
          and other current assets                                               (15,000)            (52,000)
       Increase in inventories                                                   (98,000)                  -
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                         106,000            (325,000)
                                                                          ----------------     --------------
       Net cash provided by (used in) operating activities                $   (1,639,000)      $   1,001,000
                                                                          ================     ==============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                           Notes Financial Statements

                           September 30, 2005 and 2004
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
----------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2004 annual report on Form 10-K.

     The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest ("Beard" or the "Company"). Subsidiaries and investees in which Beard does not exercise control are accounted for using the equity method, except for the Company's investment in Cibola which is accounted for on the cost method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

     The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

     The results of operations for the three and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     Inventories
     -----------
     Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at September 30, 2005, was made up of raw materials of $61,000 and work-in-process of $37,000. There were no finished goods at September 30, 2005. The inventories are valued at the lower of cost or market on the first-in, first-out meethod.

     Stock-Based Compensation
     ------------------------
     In December, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with SFAS No. 148, the Company elected to continue the intrinsic value method to account for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25. Accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements.

     The following pro forma information (in thousands, except per share data) is calculated net of tax as if compensation cost for the Company's stock-based compensation awards was determined based upon the fair value at the date of grant consistent with the methodology prescribed under SFAS No. 123.

                                                    For the Three Months Ended        For the Nine Months Ended
                                                    --------------------------        -------------------------
                                                   September 30,   September 30,    September 30,    September 30,
                                                       2005             2004           2005             2004
                                                    -----------     -----------      -----------     -----------
Earnings (loss) from continuing operations,
  as reported                                        $ (568)         $  (509)         $(1,468)        $ 1,484
Earnings (loss) from discontinued operations,
  as reported                                            (6)              (3)             144               4
                                                    -----------     -----------      -----------     -----------

Net earnings (loss), as reported                     $ (574)         $  (512)         $(1,324)        $ 1,488
                                                    ===========     ===========      ===========     ===========

Earnings (loss) from continuing operations,
  as reported                                        $ (568)         $  (509)         $(1,468)        $ 1,484
      Less:  total stock-based employee
       compensation determined under fair value
       based method for all awards, net of tax            -                -               (5)              -
                                                    -----------     -----------      -----------     -----------
Pro forma net earnings (loss) from continuing
  operations                                         $  (568)        $  (509)         $(1,473)        $ 1,484
Earnings (loss) from discontinued operations,
  as reported                                             (6)             (3)             144               4
                                                    -----------     -----------      -----------     -----------
Pro forma net earnings (loss)                        $  (574)        $  (512)         $(1,329)        $ 1,488
                                                    ===========     ===========      ===========     ===========

Net earnings (loss) per average common share
  outstanding, as reported:
      Basic:
        Earnings (loss) from continuing operations   $ (0.10)        $ (0.09)         $ (0.25)        $ 0.27
        Earnings from discontinued operations           0.00            0.00             0.03           0.00
                                                    -----------     -----------      -----------     -----------

Net earnings (loss), as reported                     $ (0.10)        $ (0.09)         $ (0.22)        $ 0.27
                                                    ===========     ===========      ===========     ===========

Net earnings (loss) per average common share
  outstanding, as reported:
      Diluted:
        Earnings (loss) from continuing operations   $ (0.10)        $ (0.09)         $ (0.25)        $ 0.22
        Earnings from discontinued operations           0.00            0.00             0.03           0.00
                                                    -----------     -----------      -----------     -----------

Net earnings (loss), as reported                     $ (0.10)        $ (0.09)         $ (0.22)        $ 0.22
                                                    ===========     ===========      ===========     ===========

Net earnings (loss) per average common share
  outstanding, pro forma:
      Basic:
        Earnings (loss) from continuing operations   $ (0.10)        $ (0.09)         $ (0.25)        $ 0.27
        Earnings from discontinued operations           0.00            0.00              0.03          0.00
                                                    -----------     -----------      -----------     -----------

          Net earnings (loss)-basic, pro forma       $ (0.10)        $ (0.09)         $  (0.22)       $ 0.27
                                                    ===========     ===========      ===========     ===========

Net earnings (loss) per average common share
  outstanding, pro forma:
      Diluted:
        Earnings (loss) from continuing operations   $ (0.10)        $ (0.09)         $ (0.25)        $ 0.22
        Earnings from discontinued operations           0.00            0.00             0.03           0.00
                                                    -----------     -----------      -----------     -----------

        Net earnings (loss) - diluted, pro forma     $ (0.10)        $ (0.09)         $ (0.22)        $ 0.22
                                                    ===========     ===========      ===========     ===========

Weighted average common shares outstanding,
  As reported:
      Basic                                          6,032,000       5,471,000        5,910,000       5,471,000
                                                    ===========     ===========      ===========     ===========
      Diluted                                        6,032,000       5,471,000        5,910,000       6,736,000
                                                    ===========     ===========      ===========     ===========

Weighted average common shares outstanding,
  Pro forma:
      Basic                                          6,032,000       5,471,000        5,910,000       5,471,000
                                                    ===========     ===========      ===========     ===========
      Diluted                                        6,032,000       5,471,000        5,910,000       6,736,000
                                                    ===========     ===========      ===========     ===========

     All share, per share and exercise price figures referred to have been adjusted to reflect the 2-for-1 stock split effected at the close of business on August 6, 2004.

     Reclassifications
     -----------------
     Certain 2004 balances have been reclassified to conform to the 2005 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---------------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. The Company's revenues from continuing operations are on an uptrend; they increased in 2003, in 2004, and during each of the first three quarters of 2005. Although the Company incurred operating losses and negative cash flows from operations during each of the last six years, it successfully arranged the financing for its initial fertilizer manufacturing facility in China in February of 2005, and the facility commenced production in September. In addition, the Company anticipates commencing a project in its Coal Segment prior to year-end 2005. The Coal Segment is currently pursuing a number of other projects, and anticipates commencing one of these projects during the first half of 2006. (See "Additional Details" below). The Company received the second installment of the McElmo Dome Settlement (the "Settlement"), totaling $2,826,000, in March of 2004, enabling 2004 to become a profitable year while at the same time enhancing the Company's liquidity. The Settlement has also resulted in better pricing and higher profit margins for the CO2 Segment.

     During the 21 month period ended September 30, 2005, the Company continued efforts, commenced in the prior two years, to reduce its negative cash flow. The Company's Chairman and President continued to defer a portion of their base salary into the Company's 2003-2 Deferred Stock Compensation Plan (the "DSC Plan") and its outside directors continued to defer their directors' fees into the DSC Plan. The Company also continued to suspend its 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan.

     The Company also completed three private debt placements, raising gross proceeds of $3,300,000, during such period; of which $1,845,000 was raised during the first quarter of 2005. In addition, as a result of another private debt placement still in progress, the Company during the third quarter of 2005 exchanged $624,000 of 10% notes due November 2006 for an equivalent amount of 12% convertible notes due August 2009 (the "12% Notes"), and also sold $386,000 of the 12% Notes.

     The negative result of the debt placements has been a substantial amount of dilution to the Company's common equity. During the 21 month period the Company issued 602,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) in connection with the private debt placements, accrued 621,000 Stock Units in the participants' accounts as a result of deferrals of salary into the DSC Plan, and issued 50,000 options to a financial consultant. Moreover, the private debt placement completed in the first quarter of 2005 consisted of $2,100,000 of convertible notes that are convertible into 2,100,000 shares of common stock. The $1,010,000 of convertible notes exchanged or sold in the third quarter are convertible into 448,889 shares of common stock. These offerings have resulted in additional dilution totaling 2,548,889 shares. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the options, the first issue of convertible notes and part of the salary deferrals.

     The note exchange resulted in a $385,000 improvement in working capital by eliminating $250,000 of current maturities of long-term debt to related parties and $135,000 of current maturities of long-term debt. The $386,000 of 12% Notes sold for cash added approximately $363,000 to working capital, net of expenses. The sale and exchange of the convertible notes has created additional dilution to shareholders as the $1,010,000 of 12% Notes are convertible into an aggregate of 448,889 shares of common stock.

     Additional Details
     ------------------
     As a result of the private debt placement completed during the first quarter of 2005 the Company obtained net additional working capital totaling approximately $1,721,000, and working capital increased from $(944,000) at December 31, 2004 to $276,000 at June 30, 2005. As a result of the private debt placement currently in progress, the notes exchanged in the third quarter of 2005 resulted in a $385,000 improvement in working capital by eliminating $250,000 of current maturities of long-term debt to related parties and $135,000 of current maturities of long-term debt. The $386,000 of 12% Notes sold for cash during such period added approximately $363,000 to working capital, net of expenses. Most of the net proceeds were used to fund operations; however, part was used to repay a portion of the Company's debt.

     In February of 2005 the Company announced that a private investor had agreed to finance the cost of the China Segment's initial fertilizer manufacturing facility in China. The Company and the investor each contributed US$50,000 to the limited liability company (the "LLC") formed to own and operate the enterprise. The Company and the investor each own 50% of the LLC, and the investor loaned US$850,000 to the LLC to fund the additional capital costs and pre-operating costs of the facility. A building was leased, equipment was ordered, and fertilizer production commenced in September of 2005. The LLC organized a wholly foreign-owned enterprise ("WFOE"), Xianghe BH Fertilizer Co., Ltd. ("XBH"), to operate the business. The plant is initially targeted to produce about 32,000 metric tons per year of OCCF, with estimated revenues of more than US$5,000,000 annually.

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project") which it expects to commence prior to year-end 2005 if it can successfully arrange the financing therefor. The segment is actively pursuing a number of other projects which it has under development.

     During the third quarter the Company received and accepted a proposal from a lending institution indicating that it will provide a $9,000,000 loan for the Pinnacle Project assuming that the USDA guarantees at least 70% of the borrowed amount. The proposal is only a quotation and not a commitment to extend credit. Credit will not be extended until credit has been approved by the lending institution, and there is no assurance that any financing will be provided from this lending institution. In addition, a group of investors has agreed to provide $2,800,000 of equity for the Pinnacle Project provided the USDA-guaranteed loan is secured. The agreement for this commitment was executed on August 12, 2005.

     The timing of the coal projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     In addition, proceeds to the Company from the sales of assets during the first nine months of 2005 totaled $256,000. The Company expects to generate cash of approximately $45,000 from the disposition of the remaining assets of two of its discontinued segments, and can sell certain other assets to generate cash if necessary.

     The Company believes that if the current efforts to finance the Pinnacle Project are successful, it will provide sufficient working capital to sustain the Company's activities until the fertilizer plant in China has achieved its targeted production rate and the other projects under development in the Coal Segment have commenced operation and the Company is generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then the Company will need to pursue additional outside financing, which would likely involve further dilution to shareholders.

     The Company's liquidity and ability to fund operations improved during the third quarter as a result of its new oil and gas operations. In September the Company announced that Vista Resources had drilled and completed two additional gas wells in eastern Colorado on the acreage farmed out to them. Production commenced in late September from six of the eight wells in the field. The Company has a 22.5% back-in interest after payout in the first well, and a 22.5% working interest in the other seven wells. The wells are expected to generate initial cash flow of $30,000 to $40,000 per month to the Company's interest.

     Subsequent Developments
     -----------------------
     Private Debt Placement
     During October of 2005 the Company sold an additional $125,000 of the 12% Convertible Notes for cash, further improving the Company's liquidity. Such notes are convertible into 55,555 shares of common stock, resulting in additional dilution.

     XBH Start-up Operations
     As discussed above, XBH commenced fertilizer production in September, and is currently seeking market acceptance for its products. The Company anticipates a slower growth in sales than originally projected, which will likely result in losses by the China Segment in the fourth quarter of 2005.

     McElmo Dome Litigation
     On July 29, 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion consisting of a decision on the merits relating to several issues that are currently in dispute concerning implementation of the Settlement Agreement. After consideration by both parties, the advisory opinion, which was not binding on the Plaintiffs or defendants, failed to resolve the matter and in October 2005 the parties agreed to proceed to arbitration. The Plaintiffs and defendants have each selected an arbitrator, and the arbitrators selected are in the process of selecting a third arbitrator. Our counsel estimates the arbitration to occur within the next six months. The Company estimates that, if all of the matters in dispute should be resolved in the Plaintiffs' favor, the Company could receive as much as $540,000 for our share of the money in dispute. (See Part II - Item 1. Legal Proceedings - McElmo Dome Litigation).

     Coalition Managers' Litigation
     In a separate suit, in which we are not a defendant, two parties who objected to the Settlement have sued the managers of the Coalition alleging various claims which Defendants have denied. In March of 2003 the Court instituted a stay on discovery in the matter. On October 27, 2005, Defendants filed a motion to lift the stay on discovery in order to move the case along. The Company expects that this matter will be resolved in favor of the Defendants, and that the Company will ultimately receive an additional $100,000 to $125,000 from the litigation reserve. (See Part II -
     Item 1. Legal Proceedings - McElmo Dome Litigation).

     Visa Litigation
     On July 12, 2005, the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the "Phillips Case"). The Federal Circuit attempted to explain how the operative language in patents is to be interpreted when construing patent claims.

     Subsequent to the Federal Circuit's decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson's Report and Recommendation respective to the Markman hearing held in October 2004 in light of the Federal Circuit's decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held on November 2, 2005. The Company anticipates a final Markman ruling may occur as early as mid-March 2006. Thereafter, a revised Scheduling Order will be prepared setting out a new trial date. (See Part II - Item 1. Legal Proceedings - Visa Litigation).

(3)  Discontinued Operations
----------------------------
     BE/IM Segment
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of the assets in the Brine Extraction/Iodine Manufacturing ("BE/IM") Segment. As a result, Beard's share of the venture's operating results has been reported as discontinued for all periods presented in the accompanying statements of operations. The joint venture was dissolved in 2000 and the Company took over the remaining assets and liabilities.

     The Company recorded no revenues for this segment during any of the three or nine-month periods ended September 30, 2005 or 2004. For the three and nine-month periods ended September 30, 2005, the Company recorded a loss of $4,000 and $44,000 in earnings, respectively, for this segment primarily as a result of the sale of equipment, and charged $3,000 and $50,000 against an accrual for anticipated expenses related to the shutdown of one of its plants for the same periods, respectively. The Company recorded $6,000 and $21,000 in earnings for the three and nine-month periods ended September 30, 2004, respectively, primarily as a result of the sale of equipment, and charged operating losses of $3,000 and $6,000 against an accrual for anticipated expenses related to the shutdown of one of its plants during the 2004 three and nine-month periods, respectively.

     As of September 30, 2005, the significant assets related to the operations consisted primarily of equipment with no estimated net realizable value. The significant liabilities related to remaining operations consisted primarily of accrued expenses totaling $2,000 related to the shutdown of operations. The Company is actively pursuing opportunities to sell the remaining assets and expects the disposition to be completed by December 31, 2005.

     WS Segment
     In August 2001 the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. In December 2001 all of the sand separators owned by the 100%-owned company in the WS Segment were sold for $100,000. The Company is now pursuing the sale of all remaining equipment owned by the segment.

     The segment recorded no revenues for either the first nine months of 2005 or 2004. The Company's share of operating results from the discontinued segment were losses of $2,000 and earnings of $100,000 for the three and nine-month periods ended September 30, 2005, respectively. Included in these results were gains of $107,000 from the sale of equipment for the nine-month period, all recorded in the first six months of 2005. The Company recorded losses of $3,000 and $16,000 for the three and nine-month periods ended September 30, 2004, respectively.

     As of September 30, 2005, the significant assets of the WS Segment consisted of fixed assets with a recorded value of $19,000. The significant liabilities of the entity consisted of trade accounts payable and accrued expenses totaling $43,000. It is anticipated that all liabilities of the segment will be paid prior to December 31, 2005.

(4) Convertible Preferred Stock
-------------------------------

     Effective January 1, 2003, the Company's preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.31114354 shares on September 30, 2005 (total of 287,041 shares). The conversion ratio will be adjusted as: (i) additional warrants are issued, (ii) additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plan, or (iii) convertible notes are issued by the Company, at an exercise price, a grant price or a conversion price, respectively, below $1.29165 per share. Fractional shares will not be issued, and cash will be paid in lieu thereof.

(5) Earnings (Loss) Per Share
-----------------------------
     Basic earnings (loss) per share data is computed by dividing earnings
     (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the DSC Plan. These shares are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company's preferred stock and convertible notes were converted to common stock.

     Diluted loss per share from continuing operations in the statements of operations for the three and nine-month periods ended September 30, 2005 and the three month period ended September 30, 2004 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company's losses from continuing operations. Weighted average shares of 6,735,818 for the diluted earnings per share calculation for the nine months ended September 30, 2004 are composed of basic common shares of 4,839,565; 27,838 shares of preferred stock convertible to 288,932 common shares; 631,571 of shares in the DSC Plan treated as issued and outstanding, and 975,750 warrants assumed exercised and converted to common shares.

     The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                       For the Three Months Ended         For the Nine Months Ended
                                       --------------------------         -------------------------
                                     September 30,    September 30,     September 30,    September 30,
                                         2005            2004               2005             2004
                                     -------------    -------------     -------------    -------------
Basic EPS:
----------
  Weighted average common
   shares outstanding                     5,255,315     4,839,565           5,158,398      4,839,565
  Shares in deferred stock
   compensation plan treated
   as common stock equivalents              776,582       631,571             751,212        631,571
                                   -------------------------------    -------------------------------
                                          6,031,897     5,471,136           5,909,610      5,471,136
                                   ===============================    ===============================

Diluted EPS:
------------
  Weighted average common
   shares outstanding                     5,255,315     4,839,565           5,158,398      4,839,565
  Shares in deferred stock
   compensation plan treated
   as common stock equivalents              776,582       631,571             751,212        631,571
  Employee stock options
   treated as common stock
   equivalents                               81,742             -                   -              -
  Convertible Preferred Shares
   considered to be common
   stock equivalents                              -             -                   -        288,932
  Warrants issued in connection
   with debt offerings treated
   as common stock equivalents                    -             -                   -        975,750
                                   -------------------------------    -------------------------------
                                          6,113,639     5,471,136           5,909,610      6,735,818
                                   ===============================    ===============================

(6) Income Taxes
----------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a provision of $33,000 for federal alternative minimum taxes for the nine-month period ended September 30, 2005, and $27,000 and $136,000 for federal alternative minimum taxes for the three and nine-month periods in 2004, respectively.

     At September 30, 2005, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                    Expiration
                                                       Date                    Amount
                                                    ----------------------------------
Federal regular tax operating loss carryforwards     2006-2008                $ 45,500

  Tax depletion carryforward                        Indefinite                $  3,000


(7) Commitments and Contingencies
---------------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not believe any such claim will have a material effect on the Company's financial position, liquidity or results of operations.

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

(8) Business Segment Information
--------------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2005 and 2004: Coal, Carbon Dioxide, China and e-Commerce.

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

                                               Carbon
                                 Coal          Dioxide          China          e-Commerce      Totals
                                -------       --------        --------         ----------     --------
     Three months ended
     -------------------
     September 30, 2005
     -------------------
Revenues from external
   customers                    $   13         $  310           $   -          $     1         $  324
Segment profit (loss)             (179)           266            (328)             (43)          (284)

     Three months ended
     -------------------
     September 30, 2004
     -------------------
Revenues from external
   customers                    $    52        $  197           $   -          $     -         $  249
Segment profit (loss)              (185)          160            (133)             (33)          (191)

     Nine months ended
     -------------------
     September 30, 2005
     -------------------
Revenues from external
   customers                    $    52        $  811           $   -          $    31         $  894
Segment profit (loss)              (463)          671            (600)             (98)          (490)
Segment assets                    1,129           481             723                6          2,339

     Nine months ended
     -------------------
     September 30, 2004
     -------------------
Revenues from external
   customers                    $    70        $  523           $   -          $    29         $  622
Segment profit (loss)              (441)          390            (411)             (65)           (527)
Segment assets                      149           468              48                7            672

     Reconciliation of total reportable segment loss to consolidated earnings
     (loss) from continuing operations before income taxes is as follows for the three and nine-month periods ended September 30, 2005 and 2004 (in thousands):

                                                   For the Three Months Ended           For the Nine Months Ended
                                               ----------------------------------   ---------------------------------
                                                September 30,    September 30,       September 30,     September 30,
                                                   2005              2004               2005               2004
                                               ---------------  -----------------   ----------------  ---------------
     Total loss for reportable segments              $ (284)            $ (191)         $    (490)        $   (527)
     Net corporate income (costs)
       not allocated to segments                       (284)              (291)              (945)           2,147
                                               ---------------  -----------------   ----------------  ---------------
     Total consolidated earnings (loss)
       from continuing operations before
       income taxes                                  $ (568)            $ (482)         $  (1,435)        $  1,620
                                               ===============  =================   ================  ===============

                       THE BEARD COMPANY AND SUBSIDIARIES

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT SUCH EXPECTATIONS WILL OCCUR. OUR ACTUAL FUTURE PERFORMANCE COULD DIFFER MATERIALLY FROM SUCH STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. WE ASSUME NO DUTY TO UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS AND WE DO NOT INTEND TO REVISE OUR FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN OUR INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on material changes in our financial condition since December 31, 2004 and results of operations for the quarter ended September 30, 2005, compared to the prior year third quarter and the nine months ended September 30, 2005 compared to the prior year nine months. Such discussion should be read in conjunction with our financial statements including the related footnotes.

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

     Our revenues from continuing operations are on a sharp uptrend. They increased 26% in 2003, 64% in 2004, and 47% for the first nine months of 2005 versus the comparable nine months of 2004. Revenues of the CO2 Segment were up 55% in the nine months compared to the year earlier period due to better pricing resulting from implementation of the McElmo Dome Settlement Agreement (the "Settlement"). Six new gas wells came on stream in Colorado at the end of the third quarter of 2005, resulting in our first oil and gas revenues in many years. Our initial fertilizer manufacturing plant in China commenced production in September, and we expect it to record its initial sales in October of 2005.

     We incurred operating losses and negative cash flows from operations during each of the last six years. However, with CO2 revenues on a sharp uptrend, new oil and gas production coming on stream, fertilizer sales targeted to begin in the fourth quarter, and a project expected to commence in our Coal Segment prior to year-end 2005 we anticipate reversing this trend in 2006.

     Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of our unprofitable segments. We are now in the final stage of disposing of the segments' remaining assets. Such dispositions resulted in income of $64,000 and $87,000 for the nine months ended September 30, 2005 and 2004, respectively, as a result of the sale of equipment.

Material changes in financial condition - September 30, 2005 as compared with
-----------------------------------------------------------------------------
December 31, 2004.
-----------------

     The following table reflects changes in our financial condition during the periods indicated:

                           September 30,   December 31,      Increase
                                2005          2004          (Decrease)
                           -------------  -------------    ------------
Cash and cash equivalents   $  358,000    $    127,000     $    231,000

Working capital             $ (505,000)   $   (994,000)    $    489,000

Current ratio                0.59 to 1     0.31 to 1

     During the first nine months of 2005, we increased our working capital by $489,000 from $(994,000) as of December 31, 2004. In the first half of 2005 we placed an additional $1,845,000 of our 12% Convertible Subordinated Notes due 2010 (the "2010 Notes"), which infused over $1,676,000 in working capital. Related entities purchased $1,755,000 of the 2010 Notes. We utilized $513,000 to pay down outstanding debt, including $306,000 to related parties During the third quarter of 2005, we exchanged $624,000 of 10% notes due November 2006 for an equivalent amount of 12% convertible notes due August 2009 (the "2009 Notes"), and sold $386,000 of the 2009 Notes. The note exchange resulted in a $385,000 improvement in working capital by eliminating $250,000 of current maturities of long-term debt to related parties and $135,000 of current maturities of long-term debt. Related parties exchanged $384,000 of 10% notes for the 2009 Notes and purchased $106,000 of the 2009 Notes. The $386,000 of 2009 Notes sold for cash added approximately $363,000 to working capital, net of expenses. The sale and exchange of the 2010 and 2009 Notes has created additional dilution to shareholders as the additional $1,845,000 of 2010 Notes is convertible into an aggregate of 1,845,000 shares of common stock and the $1,010,000 of 2009 Notes is convertible into an aggregate of 448,889 shares of common stock

     Purchases of property, plant and equipment totaled $1,029,000 in the first nine months of 2005, including $309,000, $408,000, and $274,000 for our Coal and China Segments and our share of the cost of seven oil and gas wells, respectively. Proceeds from the sale of assets totaled $249,000 during the first nine months of 2005. Net revenue from our interest in our CO2 producing properties provided $811,000 of working capital for the first nine months of 2005. $463,000 of working capital were used to help fund the operations of the Coal Segment. The China Segment utilized over $540,000 of working capital. $98,000 were used to fund the startup activities of the e-Commerce Segment. We received distributions of $235,000 from other investments, including Cibola. The remainder of the working capital was utilized to fund other operations.

     In March of 2004, following receipt of the second installment of the Settlement, our long-term line of credit from an affiliate of the Chairman was paid down to $2,785,000 and ceased to be a revolving credit line. We also terminated our $375,000 short-term line of credit from the same party. The remaining loan from the related party was supplemented by (i) additional borrowings of $200,000 in November of 2004 from an unconsolidated subsidiary;
(ii) three private placements completed in 2004 and January of 2005 which raised proceeds of $3,300,000; and (iii) a fourth private placement currently in progress which raised proceeds of $1,010,000 during the third quarter and an additional $125,000 in October. Such funds were needed to provide additional working capital, improve liquidity and to "bridge the gap" until we receive the funds necessary to proceed with a coal project. In addition, we have been disposing of the remaining assets from our discontinued segments as opportunities have become available and are continuing to pursue the sale of their few remaining assets.

     Receipt of the Settlement from the McElmo Dome litigation improved our balance sheet and income statement. We received $1,162,000 of the Settlement in 2003, and $2,826,000 and $117,000 in March and May of 2004, respectively. Upon receipt of the second installment of the Settlement, we were able to eliminate $2,635,000 of our total indebtedness.

     Our principal business is coal reclamation, and this is where management's operating attention is primarily focused. During the third quarter we received and accepted a proposal from a lending institution indicating that it will provide us with a $9,000,000 loan for the Pinnacle Project assuming that the USDA guarantees at least 70% of the borrowed amount. The proposal is only a quotation and not a commitment to extend credit. Credit will not be extended until credit has been approved by the lending institution and we can provide no assurance that any financing will be provided from this lending institution. In addition, a group of investors has agreed to provide $2,800,000 of equity for the Pinnacle Project provided the USDA-guaranteed loan is secured. The agreement for this commitment was executed on August 12, 2005.

     The Coal Segment has a signed contract on the Pinnacle Project on which we are currently pursuing financing, and is actively pursuing a number of other projects. No other definitive contracts have as yet been signed, and there is no assurance that the required financing for the Pinnacle Project or any of the other projects will be obtained or that any of the projects will materialize. The timing of the projects we are actively pursuing is uncertain but, subject to obtaining the necessary financing, they are considered to have a high probability of activity.

     In February of 2005 a private investor agreed to finance the cost of the China Segment's initial fertilizer manufacturing facility in China. We and the investor each contributed US$50,000 to the limited liability company (the "LLC") that has been formed to own and operate the enterprise. We and the investor each own 50% of the LLC, and the investor loaned US$850,000 to the LLC to fund the additional capital costs and pre-operating costs of the facility. The LLC organized a wholly foreign-owned enterprise ("WFOE"), Xianghe BH Fertilizer Co., Ltd. ("XBH"), to operate the business. XBH's new facility commenced initial fertilizer production in September of 2005. The plant is initially targeted to produce about 32,000 metric tons per year of organic chemical compound fertilizer ("OCCF"), with estimated revenues of more than US$5,000,000 annually.

     During the first nine months of 2005 eight new gas wells were drilled in eastern Colorado on a farmout we made to Vista Resources. We have a 22.5% working interest in seven of the wells, and a small override and a backin after payout in the discovery well. The first six wells came on stream in September, and the other two wells commenced production in October. The eight wells are expected to generate initial cash flow of $30,000 to $40,000 per month to the Company's interest.

     We believe that if the private debt placement now in progress is successful, it will provide sufficient working capital to sustain our activities until the operations of the projects under development in the Coal Segment have been established and we are generating positive cash flow from operations. If such efforts are not successful or are only partially successful, then a restructuring of our operations will become necessary in the near term in order that we can continue as a going concern.

Subsequent Developments

     Private Debt Placement. During October of 2005 the Company sold an additional $125,000 of the 12% Convertible Notes for cash, further improving the Company's liquidity. Such notes are convertible into 55,555 shares of common stock, resulting in additional dilution.

     XBH Start-up Operations. As discussed above, XBH commenced fertilizer production in September, and is currently seeking market acceptance for its products. We anticipate a slower growth in sales than originally projected, which will likely result in losses by the China Segment in the fourth quarter of 2005.

     McElmo Dome Litigation. On July 29, 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion consisting of a decision on the merits relating to several issues that are currently in dispute concerning implementation of the Settlement Agreement. After consideration by both parties, the advisory opinion, which was not binding on the Plaintiffs or defendants, failed to resolve the matter and in October 2005 the parties agreed to proceed to arbitration. The Plaintiffs and defendants have each selected an arbitrator, and the arbitrators selected are in the process of selecting a third arbitrator. Our counsel estimates the arbitration to occur within the next six months. We estimate that, if all of the matters in dispute should be resolved in the Plaintiffs' favor, we could receive as much as $540,000 for our share of the money in dispute. (See Part II - Item
1. Legal Proceedings - McElmo Dome Litigation).

     Coalition Managers' Litigation. In a separate suit, in which we are not a defendant, two parties who objected to the Settlement have sued the managers of the Coalition alleging various claims which Defendants have denied. In March of 2003 the Court instituted a stay on discovery in the matter. On October 27, 2005, Defendants filed a motion to lift the stay on discovery in order to move the case along. We expect that this matter will be resolved in favor of the Defendants, and that the Company will ultimately receive an additional $100,000 to $125,000 from the litigation reserve. (See Part II - Item 1. Legal Proceedings - McElmo Dome Litigation).

     Visa Litigation. On July 12, 2005, the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the "Phillips Case"). The Federal Circuit attempted to explain how the operative language in patents is to be interpreted when construing patent claims.

     Subsequent to the Federal Circuit's decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson's Report and Recommendation respective to the Markman hearing held in October 2004 in light of the Federal Circuit's decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held on November 2, 2005. We anticipate a final Markman ruling may occur as early as mid-March 2006. Thereafter, a revised Scheduling Order will be prepared setting out a new trial date. (See Part II -
Item 1. Legal Proceedings - Visa Litigation).

Material changes in results of operations - Quarter ended September 30, 2005 as
-------------------------------------------------------------------------------
compared with the Quarter ended September 30, 2004.
--------------------------------------------------

     The net loss for the third quarter of 2005 was $574,000 compared to $512,000 for the 2004 third quarter. Continuing operations posted a net loss of $568,000 compared to a loss from continuing operations of $509,000 for the same period in 2004. In addition, our discontinued operations had a loss of $6,000 for the third quarter of 2005 compared to $3,000 in the third quarter of 2004.

     The Coal Segment's $39,000 decrease in revenues to $13,000 more than accounted for the decrease in the segment's operating loss which amounted to $179,000 in the third quarter of 2005 versus $185,000 in the 2004 third quarter. The operating profit in the CO2 Segment was 66% greater than before, increasing to $266,000 compared to $160,000 a year earlier. The China Segment's loss for the third quarter of 2005 totaled $268,000 compared to $133,000 for the same period in 2004. The e-Commerce Segment incurred operating losses of $43,000 for the third quarter of 2005 compared to $33,000 in the third quarter of 2004. The operating loss in Other activities for the third quarter of 2005 decreased $13,000 to $205,000 compared to $218,000 for the same period in 2004. As a result, the operating loss for the current quarter increased to $429,000 versus $409,000 in the corresponding quarter of the prior year.

     Operating results of the Company's primary operating Segments are reflected below:

                                           2005                 2004
                                    -------------------  -------------------
      Operating profit (loss):
         Coal reclamation           $         (179,000)  $         (185,000)
         Carbon dioxide                        266,000              160,000
         China                                (268,000)            (133,000)
         e-Commerce                            (43,000)             (33,000)
                                    -------------------- --------------------
                        Subtotal              (224,000)            (191,000)
         Other                                (205,000)            (218,000)
                                    -------------------- --------------------
                          Total     $         (429,000)  $         (409,000)
                                    ==================== ====================

     The "Other" in the above table reflects primarily general and corporate activities, as well as our other activities, including our new oil and gas activities.

Coal reclamation

     The segment recorded revenues of $13,000 for the third quarter of 2005 compared to $52,000 for the same period in 2004 as the segment performed fewer consulting and coring jobs in 2005. Operating costs decreased $41,000 to $189,000 in the third quarter of 2005 compared to $230,000 for the same period in 2004. The decreased costs reflect the lower level of services performed in 2005.

Carbon dioxide

     Third quarter 2005 operations reflected an operating profit of $266,000 compared to $160,000 for the 2004 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $113,000 to $310,000 for the third quarter of 2005 compared to $197,000 for the same period in 2004. The increase in revenue for the current quarter was due to both increased pricing and volumes, with the Company receiving an average of $0.61 per mcf sold in the 2005 quarter versus $0.39 per mcf in the year earlier quarter while production increased 49,000 mcf to the Company's interest reflecting increased demand for CO2 gas.

China

     The China Segment incurred an operating loss of $268,000 for the third quarter of 2005 compared to $133,000 for the same period in 2004. The segment had $222,000 more in SG&A expenses in 2005 than it incurred in 2004 as it finalized the installation and construction of its initial fertilizer manufacturing plant, geared up for its initial production of fertilizer and built its first inventory. $237,000 of the loss incurred by the segment during the quarter were incurred by the LLC which owns our fertilizer manufacturing operations and by its wholly-owned subsidiary, Xianghe BH Fertilizer Co., Ltd. Since these companies have incurred losses during the pre-operating period of the plant, and are in a deficit position, we cannot offset the minority interest's 50% share of the third quarter loss resulting from such activities which would have reduced the segment's loss by $119,000. Once such entities start producing net income, we will be able pick up 100% of their income until their 50% share of the prior losses has been offset.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $43,000 for the third quarter of 2005 versus an operating loss of $33,000 in the prior year quarter. The segment received $1,000 of revenue for the third quarter of 2005 versus none for the same period in 2004. This improvement was more than offset by a $13,000 increase in operating expenses due primarily to increased legal expenses related to the VISA litigation.

Other corporate activities

     Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $205,000 for the third quarter of 2005 compared to $218,000 for the same period in 2004. SG&A expenses remained static for the two periods. The decrease in the loss was attributed to net income of $13,000 from six of the eight gas wells that were completed during the second and third quarters of 2005. Production began at the end of the third quarter of 2005.

Selling, general and administrative expenses

     SG&A expenses decreased to $203,000 for the third quarter of 2005 from $205,000 in the third quarter of 2004. Decreases in some SG&A expenses such as insurance and subscriptions were nearly offset by increases in others such as legal and accounting fees, resulting in a net $2,000 decrease.

Depreciation, depletion and amortization expenses

     DD&A expense increased $9,000 from $25,000 in the third quarter of 2004 to $34,000 in the same period of 2005. The increase reflected the increased amortization expense associated with the capitalized costs of issuing the 10% participating and 12% convertible debt in 2004 and 2005.

Other income and expenses

     The other income and expenses for the third quarter of 2005 netted to a loss of $139,000 compared to a loss of $73,000 for the third quarter of 2004. Interest income was up $2,000 for the third quarter of 2005 versus the same period in 2004. Interest expense was $73,000 higher as a result of the increase in debt, primarily to related parties and the issuance of the convertible notes. We had gains on sale of assets of $43,000 in the third quarter of 2005 compared to $11,000 in the third quarter of 2004.

     Our equity in operations of unconsolidated affiliates reflected income of $66,000 for the third quarter of 2005 compared to $73,000 for the same period in 2004. The operating results for Cibola Corporation accounted for the decrease, reflecting the expiration of its gas purchase and sales contracts in August of 2005. We impaired our remaining investment of $13,000 in Cibola effective for the third quarter of 2005. The minority shareholders have agreed to exercise a call option to repurchase the common stock of Cibola held by us. No gain or loss will be recognized upon the repurchase other than the $13,000 impairment and we will no longer be a shareholder of Cibola as of December 1, 2005.

Income taxes

     We recorded no provision for federal alternative minimum taxes in the third quarter of 2005 compared to $27,000 for the same period in 2004. We have not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

     Our financial results for the three months ended September 30, 2005 and 2004, respectively, were burdened by losses of $6,000 and $3,000, respectively, as a result of activities in two of our four discontinued segments. As of September 30, 2005, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $45,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2005.

Material changes in results of operations - Nine months ended September 30, 2005
--------------------------------------------------------------------------------
as compared with the Nine months ended September 30, 2004.
----------------------------------------------------------

     We recorded a loss of $1,324,000 for the first nine months of 2005 compared to $1,488,000 in net income for the first nine months of 2004. Continuing operations reflected losses of $1,468,000 compared to earnings of $1,484,000 for the same period in 2004. In addition, we had income of $144,000 and $4,000 from discontinued operations for the first nine months of 2005 and 2004, respectively.

     Operating results of our primary operating segments are reflected below:

                                            2005                     2004
                                    -------------------    -------------------
     Operating profit (loss):
       Coal reclamation                    $ (463,000)            $ (441,000)
       Carbon dioxide                          671,000                390,000
       China                                 (540,000)              (411,000)
       e-Commerce                             (98,000)               (65,000)
                                    -------------------    -------------------
                       Subtotal              (430,000)              (527,000)
       Other                                 (679,000)              (674,000)
                                    -------------------    -------------------
                         Total           $ (1,109,000)          $ (1,201,000)
                                    ===================    ===================

     The "Other" in the above table reflects primarily general and corporate activities, as well as our other activities, including our new oil and gas activities.

Coal reclamation

     The Coal Segment's revenues decreased $18,000 to $52,000 for the first nine months of 2005 compared to $70,000 for the same period in 2004 as the segment performed fewer consulting and coring jobs in 2005. Operating costs increased $4,000 to $508,000 for the first nine months of 2005 compared to $504,000 for the same period in 2004 as the segment geared up to handle the anticipated Pinnacle Project. As a result, the operating loss for the first nine months of 2005 increased $22,000 to $463,000 compared to $441,000 in the first nine months of 2004.

Carbon dioxide

     Operations for the first nine months of 2005 resulted in an operating profit of $671,000 compared to a $390,000 operating profit for the 2004 first nine months. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues increased $288,000 or 55% to $811,000 for the first nine months of 2005 compared to $523,000 for the same period in 2004. We recorded $6,000 more in operating costs associated with the properties in the nine months of 2005 compared to the same period in 2004. Production volumes for the McElmo Dome field increased 14% for the first nine months of 2005 compared to the same period in 2004. The increase in revenue for the current nine months was due to higher volumes to our interest accompanied by an increase in pricing. We received an average of $0.56 per mcf sold in the first nine months of 2005 versus $0.41 per mcf in the year earlier period. Paid volumes were up 176,000 mcf in the current nine months versus a year ago.

China

     The China Segment incurred an operating loss of $540,000 for the first nine months of 2005 compared to $411,000 for the same period in 2004. The segment had $366,000 more in SG&A expenses in 2005 than it incurred in 2004 as it finalized the installation and construction of its initial fertilizer manufacturing plant, geared up for its initial production of fertilizer and built its first inventory. $396,000 of the loss incurred by the segment during the nine months were incurred by the LLC which owns our fertilizer manufacturing operations and by its wholly-owned subsidiary, Xianghe BH Fertilizer Co., Ltd. Since these companies have incurred losses during the pre-operating period of the plant, and are in a deficit position, we cannot offset the minority party's 50% share of the nine months loss resulting from such activities, which would have reduced the segment's loss by another $174,000 for the period. Once such entities start producing net income, we will be able pick up 100% of their income until their 50% share of the prior losses has been offset.

e-Commerce

     The e-Commerce Segment incurred an operating loss of $98,000 for the first nine months of 2005 versus an operating loss of $65,000 in the prior year period. A $35,000 increase in legal fees accounted for the majority of the change as the segment continued its suit against VISA.

Other corporate activities

     Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $679,000 for the first nine months of 2005 as compared to $674,000 in the same period of 2004. We charged $25,000 more in DD&A costs for the nine months period in 2005 compared to the same period in 2004 because of the amortization of capitalized costs associated with the issuance of the participating and convertible debt in 2004 and 2005. SG&A decreased approximately $6,000 for the nine months ended September 30, 2005 compared to the same period in 2004; primarily as a result of slightly lower costs in numerous types of expenses. Additionally, other corporate activities benefited by approximately $16,000 in net income from eight gas wells in which we have an interest, six of which began producing at the end of the third quarter of 2005.

Selling, general and administrative expenses

     SG&A expenses increased $6,000 to $641,000 from $635,000 for the 2004 nine months. Minor increases in numerous SG&A expense accounts accounted for the increase.

Depreciation, depletion and amortization expenses

     DD&A expense increased $29,000 from $63,000 for the nine months ended September 30, 2004 to $92,000 for the same period in 2005. The increase was due primarily to increased amortization expense associated with the capitalized costs of issuing the 10% participating and 12% convertible debt in 2004 and 2005

Other income and expense

     The other income and expenses for the first nine months of 2005 netted to a loss of $326,000 compared to income of $2,821,000 for the same period in 2004. We received $2,826,000 of the McElmo Dome Settlement in March of 2004 and another $117,000 in May of 2004 with no comparable receipts in the first nine months of 2005. We used $2,620,000 of these funds to pay down its debt and associated interest in 2004. In the first nine months of 2005, we incurred a net increase in debt of $2,673,000 and total debt at September 30, 2005 was approximately $3,230,000 greater than at September 30, 2004. As a result, interest expense for the first nine months of 2005 was $650,000 compared to $415,000 for the same period in 2004. We invested a portion of these additional funds in short-term instruments and, as a result, interest income was $11,000 greater for the first nine months of 2005 than it was in 2004. We realized gains on sale of assets for the first nine months of 2005 totaling $64,000 compared to $87,000 in the prior year period. We realized a $38,000 reduction in expenses attributable to our operations in China as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

     Our equity in the operations of unconsolidated affiliates netted to income of $235,000 for the first nine months of 2005 compared to $211,000 for the same period in 2004. These amounts reflect the improved operating results of Cibola Corporation. We impaired our remaining investment of $13,000 in Cibola effective for the third quarter of 2005. The minority shareholders have agreed to exercise a call option to repurchase the common stock of Cibola held by us. No gain or loss will be recognized upon the repurchase other than the $13,000 impairment and we will no longer be a shareholder of Cibola as of December 1, 2005.

Income taxes

     We recorded provisions of $33,000 and $136,000 for federal alternative minimum taxes for the nine-month periods ended September 30, 2005 and 2004, respectively.

Discontinued operations

     As mentioned in the Overview above, our financial results for the nine months ended in 2005 and 2004 benefited from earnings of $144,000 and $4,000, respectively, as a result of activities in two of our four discontinued segments. The nine months of 2005 benefited from the disposition of assets which generated gains of $156,000 compared to $21,000 for the same period in 2004, offset by expenses of $12,000 and $17,000 respectively. As of September 30, 2005, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $45,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At September 30, 2005, we had long-term debt of $7,054,000, including accrued interest to related entities of $107,000. Debt in the amount of $6,527,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Our $180,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004 and we then began amortizing the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates would have increased our interest expense by approximately $6,000. At September 30, 2005, a 10% increase in market interest rates would have reduced the fair value of our long-term debt by $81,000.

     We have no other market risk sensitive instruments.

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


PART II.  OTHER INFORMATION.

Item 1.   Legal Proceedings.

McElmo Dome Litigation
----------------------
     The McElmo Dome Settlement (the "Settlement") became final in July of 2003. We received our $1,151,000 share of the first installment of the Settlement in July of 2003, a second installment totaling $2,826,000 in March of 2004 and a third installment of $117,000 in May of 2004. We have expensed our entire share, totaling $450,000, of the costs of the litigation. The Settlement proceeds resulted in net income of $3,976,000, after alternative minimum taxes of $118,000.

     Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the McElmo Dome litigation. A mediation held in Denver on March 31, 2005, was unsuccessful. The Plaintiffs and the defendants then submitted letter briefs to the party who served as the court-appointed fairness expert during the proceedings concerning the Settlement Agreement who agreed to render an advisory opinion consisting of a decision on the merits relating to the current disputes. The fairness expert rendered his advisory opinion which, according to the Plaintiffs' attorney, was favorable to the Plaintiffs on most issues, on July 29, 2005. His decision failed to resolve the matter and the parties are now proceeding to binding arbitration. The Plaintiffs and defendants have each selected an arbitrator, and the parties selected are now in the process of selecting a third arbitrator. Our counsel estimates the arbitration to occur within the next six months. We estimate that, if all of the matters in dispute should be resolved in the Plaintiffs' favor, we could receive as much as $540,000 for our share of the money in dispute.

Coalition Managers' Litigation
------------------------------
     In a separate suit, in which we are not a defendant, two parties who objected to the Settlement have sued the managers of the Coalition alleging various claims which defendants have denied. The Coalition has held back approximately $730,000 as a litigation reserve until this matter is resolved to pay for defense of the case and winding up costs of the Coalition. One of the plaintiffs has subsequently withdrawn from the suit. The Court on March 11, 2003 instituted a stay on discovery in the matter. Since the case has been pending for over three years (since April 24, 2002), Defendants on October 27, 2005, filed a motion to lift the stay on discovery in order to move the case along. We expect that this matter will be resolved in favor of the defendants, and that we will ultimately receive an additional $100,000 to $125,000 from the holdback in addition to the three installments described above.

Visa Litigation
---------------
     In May of 2003 our 71%-owned subsidiary, starpay.com, l.l.c., along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of U.S. Patent No. 5,903,878 (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. On July 25, 2003, the Plaintiffs filed an Amended Complaint. The suit seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

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

     On July 12, 2005, the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the "Phillips Case"). That is, instead of relegating the case to a three-judge panel, it was heard by the entire Federal Circuit bench. The Federal Circuit attempted to explain how the operative language in patents is to be interpreted. One key question before the Court was to which sources of information the trial court should refer when construing patent claims.

     Subsequent to the Federal Circuit's decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson's Report and Recommendation respective to the Markman hearing in light of the Federal Circuit's en banc decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held on November 2, 2005.

     Magistrate Judge Sanderson will soon provide his final Report and Recommendation on the Markman issues to District Judge Lindsay who will in turn provide the Court's final ruling on claim construction issues. We anticipate a final Markman ruling may occur as early as mid-March 2006. Thereafter, a revised Scheduling Order will be prepared setting out a new trial date.


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

     4.2 Settlement Agreement, with Certificate of Amendment attached thereto, by and among Registrant, Beard Oil, New York Life Insurance Company, New York Life Insurance and Annuity Company, John Hancock Mutual Life Insurance Company, Memorial Drive Trust and Sensor Oil & Gas, Inc., dated as of April 13, 1995. (This Exhibit has been previously filed
          Exhibit 4(g) to Registrant's Form 10-K for the period ended December 31, 1994 and same is incorporated herein by reference).

     10   Material Contracts

     10.1 Restated and Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated April 1, 2005. (This Exhibit has been previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2005 and same is incorporated herein by reference).

     10.2 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated as of February 14, 2005. (This Exhibit has been previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ended June 30, 2005 and same is incorporated herein by reference).

     10.3 The Beard Company 2005 Stock Option Plan adopted on June 9, 2005*. (This Exhibit has been previously filed as Exhibit 10.3 to the Registrant's Form 10-Q for the period ended June 30, 2005 and same is incorporated herein by reference).

     10.4 Call Option Agreement by and between Registrant and Richard R. Dunning, Larry D. Hartzog and Michael C. Black, dated April 10, 1996.

     10.5 Form of 12% Convertible Subordinated Promissory Note due August 31, 2009.

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

                                      (Registrant) THE BEARD COMPANY

                                       /s/ Herb Mee, Jr.
(Date)      November 18, 2005          ____________________________
                                       Herb Mee, Jr., President and
                                       Chief Financial Officer

                                       /s/ Jack A. Martine
(Date)      November 18, 2005          ____________________________
                                       Jack A. Martine, Controller and
                                       Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
  No.       Description                         Method of Filing
--------    -----------                         ----------------

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

10.1 Restated and Amended Letter Loan          Incorporated herein by reference
     Agreement by and between Registrant and
     The William M. Beard and Lu Beard 1988
     Charitable Unitrust (the "Unitrust")
     dated April 1, 2005.

10.2 Replacement Renewal and Extension         Incorporated herein by reference
     Promissory Note from Registrant to the
     Trustees of the Unitrust dated as of
     February 14, 2005.

10.3 The Beard Company 2005 Stock Option Plan Incorporated herein by reference adopted on June 9, 2005*.

10.4 Call Option Agreement by and between      Filed herewith electronically
     Registrant and Richard R. Dunning, Larry
     D. Hartzog and Michael C. Black, dated
     April 10, 1996.

10.5 Form of 12% Convertible Subordinated      Filed herewith electronically
     Promissory Note due August 31, 2009.

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