Form 10-K/A
period 2004-12-31
BEARD CO /OK
filed 2006-04-17
CIK 909992

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

                                THE BEARD COMPANY
                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I

Item 1.   Business..........................................................
Item 2.   Properties........................................................
Item 3.   Legal Proceedings.................................................
Item 4.   Submission of Matters to a Vote of Security Holders...............
Item 4a.  Executive Officers and Significant Employees of the Registrant....

PART II
Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities.....
Item 6.   Selected Financial Data...........................................
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation................................
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk..............................................................
Item 8.   Financial Statements and Supplementary Data.......................
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................
Item 9A.  Controls and Procedures...........................................
Item 9B   Other Information.................................................

PART III
Item 10.  Directors and Executive Officers of the Registrant................
Item 11.  Executive Compensation............................................
Item 12.  Security Ownership of Certain Beneficial Owners and Management....

Item 13.  Certain Relationships and Related Transactions....................
Item 14.  Principal Accountant Fees and Services............................

PART IV
Item 15.  Exhibits, Financial Statement Schedules...........................

SIGNATURES..................................................................

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

                                                    2004             2003             2002             2001             2000
                                                    ----             ----             ----             ----             ----
                                                                     (in thousands, except per share data)
Statement of operations data:
   Revenues from continuing operations            $   972          $   593         $   469          $   602           $   717

   Interest income                                      3                1             119              177               136

   Interest expense                                  (694)            (637)           (519)            (326)             (179)

   Earnings (loss) from continuing
      operations                                      937           (1,490)         (4,391)          (1,453)           (1,392)

   Loss from discontinued operations                    -             (121)           (223)            (868) <F1>      (1,637)

   Net earnings (loss)                                937           (1,611)         (4,614)          (2,321)           (3,029)

   Net earnings (loss) attributable to
      common shareholders                             937           (1,611)         (4,614)          (2,321)           (3,029)

   Net earnings (loss) per share <F2>:
    Basic:
         Earnings (loss) from continuing
              operations                             0.18            (0.33)          (1.05)           (0.37)            (0.37)
         Loss from discontinued operations           0.00            (0.02)          (0.05)           (0.21)            (0.43)
         Net earnings (loss)                         0.18            (0.35)          (1.10)           (0.58)            (0.80)
    Diluted:
         Earnings (loss) from continuing
              operations                             0.14            (0.33)          (1.05)           (0.37)            (0.37)
         Loss from discontinued operations           0.00            (0.02)          (0.05)           (0.21)            (0.43)
         Net earnings (loss)                         0.14            (0.35)          (1.10)           (0.58)            (0.80)

Balance Sheet Data:
   Working capital                                   (944)            (854)           (303)             281              (159)

   Total assets                                     2,712            2,380           2,703            5,497             6,526

   Long-term debt (excluding
       current maturities)                          5,393            6,322           5,680            3,952             2,867

   Convertible preferred stock                        889              889               -                -                 -

   Redeemable preferred stock                           -                -             889              889               889

    Total common shareholders'
   equity (deficiency)                             (4,144)          (5,333)         (4,833)            (344)            1,883
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

     During 2004 we reduced our working capital by $140,000 to $(994,000) in 2004 from $(854,000) at year-end 2003. The Coal Segment used $183,000 to purchase equipment and $682,000 to fund operating losses. The China Segment required $549,000 to fund net advances for operations. The four discontinued segments absorbed $-0-, $121,000 and $223,000, respectively, in 2004, 2003 and 2002 to fund their operations while we sought buyers for the remaining assets. Another $124,000 was used to fund the startup activities of the e-Commerce Segment. We repaid $2,466,000 in debt. Other corporate activities utilized approximately $1,445,000 of working capital. The bulk of these expenditures were funded by the second and third installments of the McElmo Dome Settlement totaling $2,943,000, an additional $1,820,000 in debt, $754,000 from the sale of carbon dioxide, a $122,000 distribution from an investment in a real estate partnership and $63,000 from the sale of assets.

     As a result, at December 31, 2004, we were in a negative working capital position with working capital of $(994,000), and a current ratio of 0.27 to 1.

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

     Our selected liquidity highlights for the past three years are summarized below:

                                                                2004           2003             2002
                                                                ----           ----             ----
Cash and cash equivalents                                   $  127,000      $  216,000       $  79,000
Accounts and other receivables, net                            167,000          89,000         133,000
Asset sales                                                     63,000         234,000         334,000
Assets of discontinued operations held for resale               40,000          55,000         324,000
Liabilities of discontinued operations held for resale          95,000          92,000         125,000
Trade accounts payable                                         177,000         133,000         138,000
Current maturities of long-term and short-term debt            774,000         698,000         419,000
Long-term debt                                               5,393,000       6,322,000       5,680,000
Working capital                                               (994,000)       (854,000)       (303,000)
Current ratio                                                0.27 to 1       0.32 to 1       0.65 to 1
Net cash provided by (used in) operations                      447,000        (732,000)     (1,789,000)

     In 2004, we had negative cash flow of $89,000. Operations of the Coal, China, and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,330,000. (See "Results of operations---Other corporate activities" below).

     Our investing activities provided cash of $226,000 in 2004. Proceeds from the sale of assets provided cash of $63,000. Net distributions from our investment in Cibola and a real estate partnership provided cash of $452,000. Acquisitions of property, plant and equipment and intangible assets used $255,000 of the cash outflow.

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

     Effect of Recent Developments on Liquidity. Our debt-to-equity ratio, which stood at 3.33(A) to 1 at year-end 2001, had deteriorated to 14.49(A) at year-end 2002, but improved to 12.06(A) to 1 at year-end 2003, and to 2.12(A) to 1 at year-end 2004. Consolidated debt, which totaled $4,259,000 at year-end 2001, $6,099,000 at year-end 2002, and $7,020,000 at year-end 2003, decreased to $6,167,000 at year-end 2004. Although our balance sheet improved in 2004 as a result of the receipt of the settlement and the subsequent pay down of debt, it is essential that some of the projects under development in the Coal and China Segments achieve positive cash flow quickly. If this does not occur, we must pursue additional outside financing, which would likely involve further dilution to our shareholders.
____________________

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

     In addition, the Company recorded impairments of $3,087,000, $2,159,000 and $667,000 related to its investment in Cibola Corporation for the years 2004, 2003 and 2002, respectively. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. After considering the impairments mentioned and the interest charges on a note payable for the purchase of the Cibola common stock, the Company recorded net earnings of $290,000, $238,000 and $123,000 for 2004, 2003 and
2002, respectively, from its investment in Cibola which represented the actual net distributions to the Company under terms of an agreement with Cibola.

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

     Interest expense. Interest expense increased to $694,000 in 2004 from $637,000 in 2003 and $519,000 in 2002 reflecting the increased level of debt in each year as we borrowed to meet our working capital and operating needs and to fund the China ventures.

     Equity in earnings of unconsolidated affiliates. Our equity in earnings of unconsolidated affiliates reflected net earnings, after considering the impairments discussed below of $495,000 and $355,000 for 2004 and 2003, respectively, compared to losses of $119,000 for 2002. Our equity in the operating losses of our affiliate in China reflected a loss of $357,000 for 2002, the second year of conducting the operations in China in this format, and $-0- for both 2003 and 2004, respectively. The losses for 2002 represent 50% of the losses recorded by the affiliate in China. The litigation seeking to dissolve the affiliate, in which we had been involved with our former partner, was settled in 2003 and the entity was dissolved in December of that year.

     Offsetting our share of the losses of the affiliate in China was our share of the earnings of Cibola Corporation ("Cibola"). Although we own 80% of the common stock of Cibola, we do not have operating or financial control of this gas marketing subsidiary. We recorded $3,496,000, $2,515,000 and $908,000 representing our 80% share of the earnings of Cibola for 2004, 2003 and 2003, respectively. Due to the terms of an agreement with the minority and preferred shareholders of Cibola, however, that provided that the net worth of Cibola would have to reach $50,000,000 before we could actually begin to receive our 80% share of any excess, we also recorded impairments of $3,087,000, $2,159,000 and $667,000 for the years 2004, 2003 and 2002, respectively. Cibola, then, contributed $409,000, $356,000, and $241,000 of our pre-tax net income for fiscal years 2004, 2003 and 2002, respectively, pursuant to this agreement and prior to the interest charges of $119,000 per year on the note payable for the purchase of the Cibola common stock. Such income was down in 2002 due to capital losses incurred on Cibola's investments. In addition, in 2004, we recorded $86,000 in earnings from our investment in JMG-15, a real estate partnership in Texas that sold a parcel of land during the year, compared to losses of $2,000 and $4,000 for 2003 and 2002, respectively, from the partnership.

     Gain on sale of assets. Gains on the sale of assets totaled $14,000 in 2004, $1,000 in 2003, and $27,000 in 2002. Such gains reflected proceeds from the sale of certain assets sold in such years.

     Impairment of investments and other assets. The Company recorded impairments of $3,087,000, $2,159,000 and $667,000 for the years 2004, 2003 and
2002, respectively, which reduced the recorded earnings attributable to the Company's investment in Cibola to the actual distributions received under the terms of an agreement with the minority and preferred shareholders of Cibola. In 2002, we also recognized $872,000 of impairments to the carrying values of investments and other assets related to the recoverability of such investments or assets, due primarily to a $759,000 impairment of our net investment in our then 50%-owned subsidiary in China.

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

Contractual Obligations
-----------------------

     The table below sets forth our contractual cash obligations as of December 31, 2004:

                                                    Payments Due By Period
                        -----------------------------------------------------------------------------------
Contractual                                                                                     2010 and
Obligations                 Total             2005           2006-2007         2008-2009         Beyond
--------------------    --------------    -------------    ---------------    -------------    ------------
Long-term debt
 obligations             $4,381,000        $  583,000          $3,543,000        $     -       $255,000
Interest payable
 on debt obligations        639,000           127,000             448,000         61,000          3,000
Bonus/production
 payment                    568,000                 -             568,000              -              -
Short-term debt
 obligations                200,000           200,000                   -              -              -
Capital lease
 obligations                      -                 -                   -              -              -
Operating lease
 obligations                282,000           206,000              76,000              -              -
Purchase
 obligations                      -                 -                   -              -              -
Other long-term
 liabilities                103,000                 -                   -              -         103,000
                        --------------    -------------    ---------------    -------------    ------------

       Total             $6,173,000        $1,116,000          $4,635,000        $61,000        $361,000
                        ==============    =============    ===============    =============    ============

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     At December 31, 2004, we had no notes receivable and total debt of $6,167,000, including accrued interest to related parties of $138,000 and the accrued production payment of $147,000 on our 10% debt due November 30, 2006. Debt in the amount of $4,820,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Our $1,200,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004. We will then amortize the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates above the 10% floor would have increased our interest expense by approximately $3,000. At December 31, 2004, a 10% increase in market rates above the 10% floor would have reduced the fair value of our long-term debt by $69,000.

     We have no other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                       The Beard Company and Subsidiaries
                          Index to Financial Statements
                    Forming a Part of Form 10-K Annual Report
                    to the Securities and Exchange Commission

                                                                    Page Number
                                                                    -----------

Report of Independent Registered Public Accounting Firm ....................

Financial Statements:

   Balance Sheets, December 31, 2004 and 2003...............................

   Statements of Operations, Years ended December 31, 2004, 2003 and 2002...

   Statements of Shareholders' Equity (Deficiency), Years ended
     December 31, 2004, 2003 and 2002.......................................

   Statements of Cash Flows, Years ended December 31, 2004, 2003 and 2002...

   Notes to Financial Statements, December 31, 2004, 2003 and 2002..........

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Beard Company
Oklahoma City, Oklahoma

We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 1 and Note 5 to the Financial Statements, the Company has restated its 2004, 2003 and 2002 financial statements to account for its investment in an unconsolidated affiliate on a "gross" basis rather than a "net basis". The Company had issued a note payable to acquire common stock of this affiliate, and had previously netted the note payable to the affiliate against the Company's investment in the affiliate. The Company had also only recognized earnings to the extent of the cash distributions received from the affiliate, due to the contractual arrangement with the affiliate. In these restated financial statements, the Company has presented the investment in the unconsolidated affiliate and the note payable to the unconsolidated affiliate separately in its consolidated balance sheet. The Company has also recognized all of its earnings attributable to earnings of the affiliate, and has then impaired such earnings to the extent of the cash distributions received. In our original report, we expressed an unqualified opinion on the financial statements as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004, and our opinion on the revised statements, as expressed herein, remains unqualified.


                                             COLE & REED P.C.

Oklahoma City, Oklahoma
March 28, 2005

                                     THE BEARD COMPANY AND SUBSIDIARIES
                                               Balance Sheets
                                                                        December 31,       December 31,
                                      Assets                               2004               2003
                                      ------                         -----------------  ------------------
                                                                        (Restated)          (Restated)
                                                                   (See Notes 1 and 5)   (See Notes 1 and 5)
Current assets:
     Cash and cash equivalents                                         $      127,000      $      216,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2004 and 2003                               167,000              89,000
     Prepaid expenses and other assets                                         32,000              34,000
     Assets of discontinued operations held for resale                         40,000              55,000
                                                                     -----------------  ------------------
              Total current assets                                            366,000             394,000
                                                                     -----------------  ------------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2004 and 2003 (note 6)                                              -                   -

Restricted certificate of deposit                                              50,000                   -

Investments and other assets, net of impairment of $17,064,000
  in 2004 and $13,977,000 in 2003 (notes 1 and 5)                           1,560,000           1,520,000

Property, plant and equipment, at cost (note 7)                             2,090,000           1,843,000
     Less accumulated depreciation, depletion and amortization              1,457,000           1,392,000
                                                                     -----------------  ------------------
              Net property, plant and equipment                               633,000             451,000
                                                                     -----------------  ------------------
Intangible assets, at cost (note 8)                                           292,000             183,000
     Less accumulated amortization                                            189,000             168,000
                                                                     -----------------  ------------------
              Net intangible assets                                           103,000              15,000
                                                                     -----------------  ------------------
                                                                       $    2,712,000      $    2,380,000
                                                                     =================  ==================

                Liabilities and Shareholders' Equity (Deficiency)
                -------------------------------------------------

Current liabilities:
     Trade accounts payable                                            $      177,000      $      133,000
     Accrued expenses (note 3)                                                314,000             325,000
     Short-term debt                                                                -              32,000
     Short-term debt - related entities                                       200,000             661,000
     Current maturities of long-term debt (note 9)                            241,000               5,000
     Current maturities of long-term debt - related entities (note 9)         333,000                   -
     Liabilities of discontinued operations held for resale                    95,000              92,000
                                                                     -----------------  ------------------
              Total current liabilities                                     1,360,000           1,248,000
                                                                     -----------------  ------------------
Long-term debt less current maturities (note 9)                               428,000           1,215,000

Long-term debt - related entities (note 9)                                  4,965,000           5,107,000

Other long-term liabilities                                                   103,000             143,000

Common shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding                                                       889,000             889,000
     Common stock of $.0006665 and $.001333 par value per share;
         15,000,000 and 7,500,000 authorized; 4,839,565 and 2,328,845
         shares issued and outstanding in 2004 and 2003, respectively           3,000               3,000
     Capital in excess of par value                                        38,193,000          37,941,000
     Accumulated deficit                                                  (43,214,000)        (44,151,000)
     Accumulated other comprehensive loss                                     (15,000)            (15,000)
                                                                     -----------------  ------------------
              Total common shareholders' equity (deficiency)               (4,144,000)         (5,333,000)
                                                                     -----------------  ------------------
Commitments and contingencies (notes 4, 10, and 14)
                                                                       $    2,712,000      $    2,380,000
                                                                     =================  ==================

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                                                 Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2004              2003               2002
                                                                   ----------------  ----------------   ---------------
                                                                     (Restated)         (Restated)         (Restated)
                                                               (See Notes 1 and 5) (See Notes 1 and 5) (See Notes 1 and 5)
Revenues:
     Coal reclamation                                                 $    189,000      $     59,000       $    12,000
     Carbon dioxide                                                        754,000           508,000           445,000
     China                                                                       -                 -                 -
     e-Commerce                                                             29,000            25,000                 -
     Other                                                                       -             1,000            12,000
                                                                   ----------------  ----------------   ---------------
                                                                           972,000           593,000           469,000
                                                                   ----------------  ----------------   ---------------
Expenses:
     Coal reclamation                                                      854,000           570,000           581,000
     Carbon dioxide                                                        128,000           106,000           117,000
     China                                                                 548,000           724,000            46,000
     e-Commerce                                                            147,000           119,000           151,000
     Selling, general and administrative                                   870,000           923,000           884,000
     Depreciation, depletion and amortization                               92,000           169,000           144,000
     Impairment of long-lived assets (notes 1, 7, 8 and 16)                      -            82,000         1,561,000
     Other                                                                  33,000            38,000            42,000
                                                                   ----------------  ----------------   ---------------
                                                                         2,672,000         2,731,000         3,526,000
                                                                   ----------------  ----------------   ---------------
Operating profit (loss):
     Coal reclamation                                                     (682,000)         (516,000)       (2,105,000)
     Carbon dioxide                                                        585,000           363,000           291,000
     China                                                                (549,000)         (724,000)          (63,000)
     e-Commerce                                                           (124,000)         (100,000)         (202,000)
     Other, principally corporate                                         (930,000)       (1,161,000)         (978,000)
                                                                   ----------------  ----------------   ---------------
                                                                        (1,700,000)       (2,138,000)       (3,057,000)
Other income (expense):
     Interest income                                                         3,000             1,000           119,000
     Interest expense                                                     (694,000)         (637,000)         (519,000)
     Equity in net earnings of unconsolidated affiliates                 3,582,000         2,513,000           548,000
     Gain on settlement                                                  2,943,000         1,151,000                 -
     Gain on sale of assets                                                 14,000             1,000            27,000
     Impairment of investments and other assets (notes 1, 5, 8 and 16)  (3,087,000)       (2,159,000)       (1,539,000)
     Other                                                                  (6,000)         (222,000)           (1,000)
                                                                   ----------------  ----------------   ---------------
Earnings (loss) from continuing operations before income taxes           1,055,000        (1,490,000)       (4,422,000)

Income tax (expense) benefit  (note 11)                                   (118,000)                -            31,000
                                                                   ----------------  ----------------   ---------------
Earnings (loss) from continuing operations                                 937,000        (1,490,000)       (4,391,000)

Discontinued operations (note 3):
     Earnings (loss) from discontinued brine extraction/iodine manufacturing
         activities                                                         21,000                 -           (88,000)
     Loss from discontinued interstate travel facilities activities              -            (9,000)          (85,000)
     Loss from discontinued natural gas well servicing activities          (21,000)         (112,000)          (50,000)
                                                                   ----------------  ----------------   ---------------
     Loss from discontinued operations                                           -          (121,000)         (223,000)
                                                                   ----------------  ----------------   ---------------
Net earnings (loss)                                                   $    937,000      $ (1,611,000)      $(4,614,000)
                                                                   ================  ================   ===============
Net earnings (loss) attributable to common shareholders (note 4)      $    937,000      $ (1,611,000)      $(4,614,000)
                                                                   ================  ================   ===============
Net earnings (loss) per average common share outstanding:
  Basic (notes 1 and 12):
     Earnings (loss) from continuing operations                       $       0.18      $      (0.33)      $     (1.05)
     Loss from discontinued operations                                           -             (0.02)            (0.05)
                                                                   ----------------  ----------------   ---------------
     Net earnings (loss)                                              $       0.18      $      (0.35)      $     (1.10)
                                                                   ================  ================   ===============
Net earnings (loss) per average common share outstanding:
  Diluted (notes 1 and 12):
     Earnings (loss) from continuing operations                       $       0.14      $      (0.33)      $     (1.05)
     Loss from discontinued operations                                           -             (0.02)            (0.05)
                                                                   ----------------  ----------------   ---------------
     Net earnings (loss)                                              $       0.14      $      (0.35)      $     (1.10)
                                                                   ================  ================   ===============
Weighted average common shares outstanding:
     Basic                                                               5,215,000         4,542,000         4,193,000
                                                                   ================  ================   ===============
     Diluted                                                             6,478,000         4,542,000         4,193,000
                                                                   ================  ================   ===============

See accompanying notes to financial statements.

                                                THE BEARD COMPANY AND SUBSIDIARIES
                                          Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                           Accumulated                   Common
                                                             Capital in                      Other                     Shareholders'
                                         Preferred  Common   Excess of      Accumulated   Comprehensive    Treasury        Equity
                                           Stock    Stock    Par Value        Deficit         Loss          Stock      (Deficiency)
                                         --------- --------- -----------    -----------    ---------    ------------   -------------
Balance, December 31, 2001               $      -  $  3,000  $38,081,000   $(36,568,000)   $(14,000)    $(1,846,000)    $(  344,000)

       Net loss                                 -         -            -     (4,614,000)          -               -      (4,614,000)
       Comprehensive loss:
         Foreign currency translation
         adjustment                             -         -            -              -      (1,000)              -          (1,000)

                                                                                                                        ------------
    Comprehensive loss                          -         -            -              -           -               -      (4,615,000)
                                                                                                                        ------------
    Issuance of stock warrants                  -         -       11,000              -           -               -          11,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)            -         -      115,000              -           -               -         115,000

                                         --------  --------  -----------   ------------    ---------    -----------     ------------
Balance, December 31, 2002                      -     3,000   38,207,000    (41,182,000)    (15,000)     (1,846,000)     (4,833,000)

       Net loss                                 -         -            -     (1,611,000)          -               -      (1,611,000)
       Comprehensive loss:
         Foreign currency translation
         adjustment                             -         -            -              -           -               -               -

                                                                                                                        ------------
    Comprehensive loss                          -         -            -              -           -               -      (1,611,000)
                                                                                                                        ------------
    Expiration of mandatory redemption
       option for preferred stock         889,000         -            -              -           -               -         889,000

    Issuance of stock warrants                  -         -       24,000              -           -               -          24,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)            -         -      198,000              -           -               -         198,000

    Issuance of shares pursuant to termination
         of deferred stock compensation plan    -         -     (488,000)    (1,358,000)          -       1,846,000               -

                                         --------  --------  -----------   ------------    ---------    -----------     ------------

Balance, December 31, 2003                889,000     3,000   37,941,000    (44,151,000)    (15,000)              -      (5,333,000)

       Net earnings                             -         -            -        937,000           -               -         937,000
       Comprehensive income:
         Foreign currency translation
         adjustment                             -         -            -              -           -               -               -

                                                                                                                        ------------
    Comprehensive income                        -         -            -              -           -               -         937,000
                                                                                                                        ------------
    Issuance of stock warrants                  -         -       50,000              -           -               -          50,000

    Reservation of shares pursuant to deferred
         compensation plan (note 12)           -          -      202,000              -           -               -         202,000
                                         --------  --------  -----------   ------------    ---------    -----------     ------------

Balance, December 31, 2004               $889,000  $  3,000  $38,193,000   $(43,214,000)   $(15,000)    $         -     $(4,144,000)
                                         ========  ========  ===========   ============    =========    ===========     ============

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows
                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2004              2003              2002
                                                                ----------------  ----------------  ---------------
                                                                    (Restated)      (Restated)        (Restated)
                                                             (See Notes 1 and 5) (See Notes 1 and 5) (See Notes 1 and 5)
Operating activities:
     Cash received from customers                               $       894,000   $       593,000   $      499,000
     Gain on settlement                                               2,943,000         1,162,000                -
     Cash paid to suppliers and employees                            (2,670,000)       (2,247,000)      (1,595,000)
     Interest received                                                    3,000             1,000           21,000
     Interest paid                                                     (830,000)         (279,000)        (549,000)
     Operating cash flows of discontinued operations                    (12,000)          (81,000)        (284,000)
                                                                ----------------  ----------------  ---------------
          Net cash provided by (used in) operating activities           328,000          (851,000)      (1,908,000)
                                                                ----------------  ----------------  ---------------

Investing activities:
     Acquisition of property, plant and equipment                      (221,000)          (59,000)         (68,000)
     Acquisition of intangibles                                         (34,000)           (3,000)          (2,000)
     Proceeds from sale of assets                                        14,000             1,000           49,000
     Proceeds from sale of assets of discontinued operations             49,000           233,000          285,000
     Payments on notes receivable                                             -                 -          188,000
     Investment in and advances to fifty percent-owned
       and wholly-owned subsidiary in Mexico                                  -                 -          (21,000)
     Investment in and advances to fifty percent-owned
       subsidiary in China                                                    -                 -         (585,000)
     Other investments                                                  418,000           319,000          318,000
                                                                ----------------  ----------------  ---------------
          Net cash provided by investing activities                     226,000           491,000          164,000
                                                                ----------------  ----------------  ---------------

Financing activities:
     Proceeds from line of credit and term notes                        755,000           879,000        1,166,000
     Proceeds from related party debt                                 1,065,000           814,000        1,178,000
     Payments on line of credit and term notes                       (1,397,000)         (828,000)        (373,000)
     Payments on related party debt                                  (1,069,000)         (302,000)        (101,000)
     Proceeds from exercise of warrants                                  45,000                 -                -
     Capitalized costs associated with issuance of
       subordinated debt                                                (42,000)          (66,000)        (102,000)
                                                                ----------------  ----------------  ---------------
          Net cash provided by (used in) financing activities          (643,000)          497,000        1,768,000
                                                                ----------------  ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                    (89,000)          137,000           24,000

Cash and cash equivalents at beginning of year                          216,000            79,000           55,000
                                                                ----------------  ----------------  ---------------

Cash and cash equivalents at end of year                        $       127,000   $       216,000   $       79,000
                                                                ================  ================  ===============

See accompanying notes to financial statements.


                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Cash Flows

Reconciliation of Net Earnings (Loss) to Net Cash Provided by (Used In) Operating Activities:
                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2004              2003              2002
                                                                ----------------  ----------------  ---------------
                                                                    (Restated)       (Restated)        (Restated)
                                                              (See Notes 1 and 5) (See Notes 1 and 5) (See Notes 1 and 5)
Net earnings (loss)                                             $       937,000   $    (1,611,000)  $   (4,614,000)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
     Depreciation, depletion and amortization                            92,000           169,000          144,000
     Depreciation, depletion and amortization
       discontinued operations                                                -                 -            2,000
     Gain on sale of assets                                             (14,000)           (1,000)         (27,000)
     Gain on sale of assets of discontinued operations                  (33,000)          (51,000)         (86,000)
     Provision for uncollectible accounts and notes                           -            17,000           25,000
     Impairment of investments and other assets of
       discontinued operations                                                -            85,000           80,000
     Equity in net earnings of unconsolidated
       affiliates                                                    (3,582,000)       (2,513,000)        (548,000)
     Impairment of investments and other assets                       3,087,000         2,240,000        3,100,000
     Equity in net loss of unconsolidated affiliates of
       discontinued operations                                                -                 -           15,000
     Non cash compensation expense and stock warrants                   206,000           222,000          126,000
     Other                                                                5,000                 -          (10,000)
     Net change in assets and liabilities of discontinued
       operations                                                             -           (17,000)        (155,000)
     (Increase) decrease in accounts receivable, other
       receivables, prepaid expenses and other current assets          (126,000)           58,000         (102,000)
     Decrease in inventories                                                  -                 -           93,000
     Increase (decrease) in trade accounts payable,
        accrued expenses and other liabilities                         (244,000)          551,000           49,000
                                                                ----------------  ----------------  ---------------
     Net cash provided by (used in) operating activities        $       328,000   $      (851,000)  $   (1,908,000)
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

In addition, the Company recorded impairments of $3,087,000, $2,159,000 and $667,000 related to its investment in Cibola Corporation for the years 2004, 2003 and 2002, respectively. See Restatements of Previously Issued Financial Statements below. In 2002, the Company also recognized $872,000 of impairments to the carrying values of investments and other assets relating to the recoverability of such investments or assets.

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

Restatements of Previously Issued Financial Statements
------------------------------------------------------
This Form 10-K/A is a restatement of the previously issued Form 10K for the periods ended December 31, 2004, 2003 and 2002. It is prepared to present the results of the Company's investment in Cibola on a "gross" rather than "net" basis. While the Company owns 80% of the common stock of Cibola Corporation, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Beard has issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges of $119,000 per year had previously been netted against the distributions from Cibola but are now included in interest expense. The note is due to be repaid on June 30, 2006. The stock is subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. The Company had previously recorded as earnings from unconsolidated affiliates the net cash distributions received from Cibola which amounted to $290,000, $238,000 and $122,000 for the years ended December 31, 2004, 2003 and
2002, respectively. In recording the Company's share of Cibola earnings according to the Agreement, these amounts are increased to $3,496,000, $2,515,000 and $908,000 for the years 2004, 2003 and 2003, respectively. Since Beard management felt it was unlikely that the net worth of Cibola would reach the requisite amount, the Company also recorded impairments totaling $3,087,000, $2,159,000 and $667,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These impairments and the interest charges on the note payable to Cibola reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received and previously presented as earnings from unconsolidated affiliates. The effect of these changes on the Balance Sheets is to increase both investments and other assets and long-term debt - related entities by $1,439,000 as of December 31, 2004 and 2003. There is no change to either net income (loss) or net earnings (loss) per share for any of the periods presented as a result of these restatements. The impact of these changes on the Statements of Cash Flows is to decrease net cash provided by (used in) operating activities and to increase net cash provided by (used in) investing activities by $119,000 for each of the years 2004, 2003 and 2002.

In making its determination that the Company should account for its investment in Cibola using the equity method and not consolidate Cibola Corporation, Beard personnel reviewed the pertinent accounting literature, most especially Emerging Issues Task Force ("EITF") 96-16 and Financial Accounting Standards Board ("FASB") No. 94, Consolidation of All Majority-Owned Subsidiaries, and noted that Cibola's corporate governance arrangements, the comparable economic interests and investments at risk precluded consolidation of the entity. Specifically, FASB 94 indicates that "consolidation is appropriate when one entity has a controlling interest in another entity and that the usual condition for a controlling interest is ownership of a majority voting interest, but the statement acknowledges that in some circumstances control does not rest with the majority owner...these (minority) rights may be so restrictive as to call into question whether control rests with a majority owner." EITF 96-16 lists several factors to consider in analyzing the rights of the minority shareholders and how restrictive they are in determining where "control" rests and, in the case of Cibola, these factors are determinative and conclusive. The minority common shareholders of Cibola have the right to select three of the five board members and all major decisions, including the payment of dividends, are made at the board level, not the shareholder level. All of the Cibola officers were and are minority shareholders. Any changes to the Cibola Articles of Incorporation or Bylaws require an affirmative vote of 85% of the common shares outstanding - not just a simple majority and more than the 80% owned by Beard. The call option gives the minority shareholders the ability to remove Beard as a shareholder and this ability can be exercised at any time with five days written notice. The $1,439,000 note payable of Beard to Cibola for its 80% share of the common stock is non-recourse. Beard's actual total investment in Cibola is less than $15,000. The minority shareholders' initial investment was more than $2,000,000 - an amount at risk far greater than Beard's. Therefore, Beard determined that the equity method of accounting for its investment in Cibola is appropriate.

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

(5)  Investments and Other Assets
---  ----------------------------
Investments and other assets consisted of the following:

                                                            December 31,
                                                            ------------
                                                        2004          2003
                                                        ----          ----
   Investment in Cibola Corporation                  $1,531,000    $1,452,000
   Investment in real estate limited partnerships        13,000        50,000
   Other assets                                          16,000        18,000
                                                     ----------    ----------
                                                     $1,560,000    $1,520,000
                                                     ==========    ==========

Investment in Cibola Corporation
--------------------------------
The Company owns 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but does not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets are controlled by its minority common stockholders and preferred stockholders. See
Note 1 regarding the earnings from this unconsolidated affiliate.

The summarized financial information of Cibola Corporation as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 is as follows:

                                                      2004           2003
                                                 -------------  ---------------
                                                   (audited)       (unaudited)
Current assets                                    $    776,000     $  1,585,000
Current liabilities                                   (480,000)        (454,000)
                                                  ------------     ------------
Working capital                                        296,000        1,131,000

Restricted assets;
Cash and cash equivalents                            3,742,000        2,726,000
Investment securities                               11,912,000       11,657,000
Notes receivable and accrued interest                7,662,000        3,893,000
Certificates of deposit                                      -          122,000
Stockholders' equity:
  Common & Preferred stock                           2,130,000        2,130,000
  Contributed capital                                1,474,000        1,474,000
  Retained earnings                                 20,409,000       16,596,000
  Accumulated other comprehensive income             1,039,000          768,000
  Note receivable - common stock                    (1,439,000)      (1,439,000)
                                                  ------------     ------------
Total stockholders' equity                        $ 23,613,000     $ 19,529,000
                                                  ============     ============

Revenue                                           $  7,262,000     $  6,887,000
                                                  ============     ============

Net earnings                                      $  3,813,000     $  2,639,000
Other comprehensive income -
      unrealized securities gains                      271,000        2,001,000
                                                  ------------     ------------
Comprehensive income                              $  4,804,000     $  4,640,000
                                                  ============     ============

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

           2005         $ 21,000
           2006           20,000
           2007            7,000
           2008            7,000
           2009            6,000
           2010            1,000
                       ----------
                        $ 62,000
                       ==========

(9)  Long-term Debt
---  --------------
Long-term debt is summarized as follows:

                                                         December 31,
                                                         ------------
                                                    2004              2003
                                                    ----              ----
   Coal                                        $                   $      1,000
                                                          -
   e-Commerce (a)                                     3,000               9,000
   Other                                                  -               2,000
   10% Subordinated Notes (b)(f)                          -           1,240,000
   10% Participating Notes (c)(f)                 1,347,000                   -
   12% Convertible Subordinated Notes (d)           255,000                   -
   8.25% Note Payable to Cibola Corporation (e)   1,439,000           1,439,000
   Loans including accrued interest -
     affiliated entities (e)                      3,123,000           4,329,000
                                               ------------        ------------
                                                  6,167,000           7,020,000
   Less current maturities                          774,000             698,000
                                               ------------        ------------
       Long-term debt                          $  5,393,000        $  6,322,000
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

(c) In June of 2004, the Company completed the sale of $1,200,000 of its 10% Participating Notes raising a net of $1,163,000 of working capital after reductions for expenses. The notes were accompanied by warrants to purchase a total of 480,000 shares of Beard Company stock at exercise prices ranging from $0.135 to $0.23 per share. The notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4%, with a floor of 10% and will mature on November 30, 2006. The Company paid interest only until November 30, 2004. The Company will then amortize the notes with equal payments of principal and interest over the ensuing eight quarters. The note holders will also collectively receive at maturity a bonus/production payment equivalent to approximately $1 per ton for the coal expected to be recovered during the term of the notes from a coal project described in the offering document. The total amount for the bonus/production payment is expected to equal $568,000. The Company had accrued $147,000 of the production payment as of December 31, 2004. As a result of the estimated bonus/production payment, these notes have an effective interest rate of 29%. Related entities purchased a total of $700,000 of these notes. The Company prepaid $280,000 of the notes, along with accrued interest totaling $14,000, on February 10, 2005.

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

     At December 31, 2004, the Company had borrowed $1,439,000 from Cibola Corporation, the 80%-owned natural gas marketing subsidiary. The note bears interest at 8.25%, payable semiannually on April 1 and October 1. The note is due to be repaid on June 30, 2006. The note is secured by the Company's stock in Cibola Corporation and is subject to a call option by the minority common and preferred shareholders of Cibola. In the event the call option is exercised, the stock will be surrendered in full payment of the note.

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
       assets

                2002
                ----
     Revenues from external
       customers                         $    12   $  445      $   -        $    -      $  457
     Interest income                           -        -          -             -           -
     Interest expense                          1        -         98             2         101
     Depreciation, depletion and
        amortization                          21       35          3             6          65
     Segment profit (loss)                (2,105)     291       (714)         (202)     (2,730)
     Segment assets                           33      458        439            15         945
     Expenditures for segment                  7       62          -             2          71
       assets

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------
        Total revenues for reportable segments                         $   972              $   592              $   457
        Revenues from corporate activities not
           allocated  to segments                                            -                    1                   12
                                                            -------------------- -------------------- --------------------
           Total consolidated revenues                                 $   972              $   593              $   469
                                                            ==================== ==================== ====================

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------

        Total interest expense for
            reportable segments                                        $     1              $     3              $   101
        Interest expense from China operations
            accounted for as an equity investment                            -                    -                  (98)
        Interest expense from corporate activities not
           allocated to segments                                           693                  634                  516
                                                            -------------------- -------------------- --------------------
           Total consolidated interest expense                         $   694              $   637              $   519
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
                                                            ==================== ==================== ====================


Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows
(in thousands):

                                                                     2004                 2003                 2002
                                                            -------------------- -------------------- --------------------

        Total loss for reportable segments                             $  (770)             $(  977)             $(2,730)
        Eliminate loss from China operations
           accounted for as an equity investment                             -                    -                  714
        Equity in loss from China operations accounted
            for as an equity investment                                      -                    -                 (357)
        Net corporate income (costs) not allocated
           to segments                                                   1,825                 (513)              (2,049)
                                                            -------------------- -------------------- --------------------
             Total consolidated earnings (loss) from
               continuing operations                                   $ 1,055              $(1,490)             $(4,422)
                                                            ==================== ==================== ====================


Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                                             2004       2003
                                                          ----------- ---------
        Total assets for reportable segments              $     779   $   559
        Assets of discontinued operations                        40        55
        Corporate assets not allocated to segments            1,893     1,766
                                                          ----------- ---------
           Total consolidated assets                      $   2,712   $ 1,380
                                                          =========== =========

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                                               2004       2003
                                                         ----------- -----------

        Total expenditures for assets for reportable
            Segments                                     $      253  $       42
        Corporate expenditures not allocated to segments          -          20
                                                         ----------- -----------
           Total expenditures for assets                 $      253  $       62
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

(18)   Impact of Recently Adopted Accounting Standards
----   -----------------------------------------------
In November 2004, the FASB issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. The guidance in that Opinion, however, included certain exception to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.

In addition, in December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock Based Compensation, entitled Share-Based Payment. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

       10.9 Cibola Corporation financial statements for the three years ended December 31, 2004.

       10.10 Supplemental Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated November 13, 2003. (This Exhibit, which superseded all prior Letter Loan Agreements between the parties, has been previously filed as Exhibit 10.12 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.11 Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Letter Loan Agreements between the parties, has been previously filed as Exhibit 10.13 to
              Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.12 Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 25, 2004.

       10.13 Supplemental Promissory Note from Registrant to the Trustees of the Unitrust dated November 13, 2003. (This Exhibit, which superseded all prior Supplemental Promissory Notes between the parties, has been previously filed as Exhibit 10.15 to
              Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.14 Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Notes between the parties, has been previously filed as Exhibit 10.16 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.15 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Note superseded all prior Notes between the parties).

       10.16 Form of 10% Subordinated Note due September 30, 2003. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

       10.17 Form of 2002 Warrant. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

       10.18 Promissory Note from Registrant to B & M Limited, a Partnership, dated February 7, 2003. (This Exhibit has been previously filed as Exhibit 10(a) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.19 Promissory Note from Registrant to Boatright Family, L.L.C. ("Boatright"), dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.20 Form of 2003 Warrant. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.21 Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

       10.22 Subordination and Nominee Agreement dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10.26 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.23 Form of 10% Participating Note due November 30, 2006. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

       10.24 Form of 2004 Warrant. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

       10.25 Form of 2004 Production Payment. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

       10.26  Deed of Trust, Assignment of Production,   Security  Agreement and
              Financing Statement by and between Registrant and McElmo Dome Nominee, LLC, dated as of May 21, 2004.

       10.27  Form of Convertible Subordinated Promissory Note.

       10.28 Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C.

       10.29  Amended and Restated  Promissory  Note from Registrant to The John
              M. Beard Trust dated November 19, 2003. (This Exhibit has been previously filed as Exhibit 10.27 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.30 Advancing Term Promissory Note from Registrant to Cibola Corporation dated December 31, 2003. (This Exhibit has been previously filed as Exhibit 10.28 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

       10.31 Promissory Note from Registrant to Bank of Nichols Hills dated February 27, 2004.

       10.32  Advancing  Term   Promissory   Note  from   Registrant  to  Cibola
              Corporation dated December 1, 2004.

       10.33 Dredging Services Agreement by and between DTE Dickerson LLC and Beard Technologies, Inc., dated July 14, 2004. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended September 30, 2004, filed on Nov 16, 2004, and same is incorporated herein by reference).

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


                                              THE BEARD COMPANY
                                                (Registrant)

                                               /s/Herb Mee, Jr.
DATE:  April 12, 2006                     By Herb Mee, Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                       Title                    Date
---------                                       -----                    ----
      /s/W. M. Beard
By  _________________________________    Chief Executive Officer     April 12, 2005
         W.M. Beard

          /s/Herb Mee, Jr.
By  _________________________________    President and Chief         April 12, 2005
         Herb Mee, Jr.                   Financial Officer

       /s/Jack A. Martine
By  _________________________________    Controller and              April 12, 2005
       Jack A. Martine                   Chief Accounting Officer

        /s/W. M. Beard
By  _________________________________    Chairman of the Board       April 12, 2005
          W.M. Beard

         /s/Herb Mee, Jr.
By  _________________________________    Director                    April 12, 2005
          Herb Mee, Jr.

        /s/Allan R. Hallock
By  _________________________________    Director                    April 12, 2005
       Allan R. Hallock

    /s/Harlon E. Martin, Jr.
By___________________________________    Director                    April 12, 2005
       Harlon E. Martin, Jr.

        /s/Ford C. Price
By  _________________________________    Director                    April 12, 2005
        Ford C. Price

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

10.8   Tax  Sharing  Agreement  by  and  among  Incorporated herein by reference
       Registrant,   Cibola   and  the  Cibola
       shareholders, dated April 10, 1996.

10.9 Cibola Corporation financial statements Filed herewith electronically for the three years ended December 31, 2004.

10.10 Supplemental Letter Loan Agreement by Incorporated herein by reference and between Registrant and The William
       M. Beard and Lu Beard  1988  Charitable
       Unitrust   (the    "Unitrust")    dated
       November 13, 2003.

10.11  Restated   and   Amended   Letter  Loan  Incorporated herein by reference
       Agreement by and between Registrant and
       the Unitrust dated March 26, 2004.

10.12  Amendment   to  Restated   and  Amended  Filed herewith electronically
       Letter  Loan  Agreement  by and between
       Registrant  and the Unitrust dated June
       25, 2004.

10.13  Supplemental   Promissory   Note   from  Incorporated herein by reference
       Registrant   to  the  Trustees  of  the
       Unitrust dated November 13, 2003.

10.14 Renewal and Extension Promissory Note Incorporated herein by reference from Registrant to the Trustees of the Unitrust dated March 26, 2004.

10.15  Replacement   Renewal   and   Extension  Filed herewith electronically
       Promissory  Note from Registrant to the
       Trustees  of the  Unitrust  dated March
       26, 2004.

10.16  Form  of  10%  Subordinated   Note  due  Incorporated herein by reference
       September 30, 2003.

10.17  Form of 2002 Warrant.                    Incorporated herein by reference

10.18  Promissory  Note from Registrant to B &  Incorporated herein by reference
       M   Limited,   a   Partnership,   dated
       February 7, 2003.

10.19  Promissory   Note  from  Registrant  to  Incorporated herein by reference
       Boatright Family, L.L.C. ("Boatright"),
       dated February 21, 2003.

10.20  Form of 2003 Warrant.                    Incorporated herein by reference

10.21  Form of Deed of  Trust,  Assignment  of  Incorporated herein by reference
       Production,   Security   Agreement  and
       Financing   Statement   dated   as   of
       February 21, 2003.

10.22  Subordination   and  Nominee  Agreement  Incorporated herein by reference
       dated February 21, 2003.

10.23 Form of 10% Participating Note due Incorporated herein by reference November 30, 2006.

10.24  Form of 2004 Warrant.                    Incorporated herein by reference

10.25  Form of 2004 Production Payment.         Incorporated herein by reference

10.26  Deed of Trust, Assignment of Production, Filed herewith electronically
       Security   Agreement   and    Financing
       Statement  by  and  between  Registrant
       Registrant  and  McElmo  Dome  Nominee,
       LLC, dated as of May 21, 2004.

10.27  Form   of   Convertible   Subordinated   Filed herewith electronically
       Promissory Note.

10.28  Subordination   and  Nominee  Agreement  Filed herewith electronically
       dated May 21, 2004,  by and between the
       Unitrust and Boatright Family, L.L.C.

10.29 Amended and Restated Promissory Note Incorporated herein by reference from Registrant to The John M. Beard
       Trust dated November 19, 2003.

10.30 Advancing Term Promissory Note from Incorporated herein by reference Registrant to Cibola Corporation dated
       December 31, 2003.

10.31 Promissory Note from Registrant to Bank Filed herewith electronically of Nichols Hills dated February 27,
       2004.

10.32 Advancing Term Promissory Note from Filed herewith electronically Registrant to Cibola Corporation dated
       December 1, 2004.

10.33  Dredging  Services   Agreement  by  and  Incorporated herein by reference
       between  DTE  Dickerson  LLC and  Beard
       Technologies,   Inc.,  dated  July  14,
       2004.

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