Form 10-Q/A
period 2005-03-31
BEARD CO /OK
filed 2006-04-17
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A

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

                                THE BEARD COMPANY

                                    INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1.   Financial Statements.............................................

    Balance Sheets - March 31, 2005 (Unaudited) and
       December 31, 2004...................................................

    Statements of Operations - Three Months ended March 31, 2005 and 2004 (Unaudited)................................................

    Statements of Shareholders' Equity (Deficiency) - Year ended
       December 31, 2004 and Three Months ended March 31, 2005 (Unaudited).

    Statements of Cash Flows - Three Months ended
       March 31, 2005 and 2004 (Unaudited).................................

    Notes to Financial Statements (Unaudited)..............................

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......

Item 4.   Controls and Procedures..........................................


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......

Item 3.   Defaults Upon Senior Securities..................................

Item 4.   Submission of Matters to a Vote of Security Holders..............

Item 5.   Other Information................................................

Item 6.   Exhibits.........................................................

Signatures.................................................................

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                     Balance Sheets
                                    March 31, 2005 (Unaudited) and December 31, 2004

                                                                        March 31,            December 31,
                                           Assets                          2005                  2004
                                           ------                   -------------------   -------------------
                                                                (Restated - See Note 1)  (Restated - See Note 1)
Current assets:
     Cash and cash equivalents                                          $      965,000        $      127,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2005 and 2004                                180,000               167,000
     Prepaid expenses and other assets                                          24,000                32,000
     Current maturities of notes receivable                                      6,000                     -
     Assets of discontinued operations held for resale                         103,000                40,000
                                                                    -------------------   -------------------
            Total current assets                                             1,278,000               366,000
                                                                    -------------------   -------------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2005 and 2004                                                   19,000                     -

Restricted certificate of deposit                                               50,000                50,000

Investments and other assets, net of impairment of
  $17,945,000 in 2005 and $17,064,000 in 2004                                1,563,000             1,560,000

Property, plant and equipment, at cost                                       2,192,000             2,090,000
     Less accumulated depreciation, depletion and amortization               1,447,000             1,457,000
                                                                    -------------------   -------------------
            Net property, plant and equipment                                  745,000               633,000
                                                                    -------------------   -------------------

Intangible assets, at cost                                                     445,000               292,000
     Less accumulated amortization                                             200,000               189,000
                                                                    -------------------   -------------------
            Net intangible assets                                              245,000               103,000
                                                                    -------------------   -------------------
                                                                        $    3,900,000        $    2,712,000
                                                                    ===================   ===================


                Liabilities and Shareholders' Equity (Deficiency)
                -------------------------------------------------

Current liabilities:
     Trade accounts payable                                             $      126,000        $      177,000
     Accrued expenses                                                          259,000               314,000
     Short-term debt - related entities                                         92,000               200,000
     Current maturities of long-term debt                                      109,000               241,000
     Current maturities of long-term debt - related entities                   284,000               333,000
     Liabilities of discontinued operations held for resale                     84,000                95,000
                                                                    -------------------   -------------------
            Total current liabilities                                          954,000             1,360,000
                                                                    -------------------   -------------------

Long-term debt less current maturities                                         415,000               367,000

Long-term debt - related entities                                            6,553,000             4,879,000

Other long-term liabilities                                                    305,000               250,000

Minority interest in consolidated subsidiary                                    20,000                     -

Common shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding                                                        889,000               889,000
     Common stock of $.0006665 par value per share; 15,000,000
         shares authorized; 5,255,315 and 4,839,565 shares
         issued and outstanding in 2005 and 2004, respectively                   4,000                 3,000
     Capital in excess of par value                                         38,364,000            38,193,000
     Accumulated deficit                                                   (43,589,000)          (43,214,000)
     Accumulated other comprehensive loss                                      (15,000)              (15,000)
                                                                    -------------------   -------------------
            Total common shareholders' equity (deficiency)                  (4,347,000)           (4,144,000)
                                                                    -------------------   -------------------

Commitments and contingencies (note 7)
                                                                        $    3,900,000        $    2,712,000
                                                                    ===================   ===================

See accompanying notes to financial statements.

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                              Statements of Operations
                                                    (Unaudited)
                                                                          For the Three Months Ended
                                                                 ---------------------------------------
                                                                     March 31,            March 31,
                                                                       2005                 2004
                                                                 ------------------   ------------------
                                                                    (Restated)           (Restated)
                                                                   (See Note 1)         (See Note 1)
Revenues:
    Coal reclamation                                                 $           -        $           -
    Carbon dioxide                                                         218,000              163,000
    China                                                                        -                    -
    e-Commerce                                                              25,000               25,000
    Other                                                                        -                    -
                                                                 ------------------   ------------------
                                                                           243,000              188,000
                                                                 ------------------   ------------------
Expenses:
    Coal reclamation                                                       176,000              136,000
    Carbon dioxide                                                          47,000               31,000
    China                                                                  124,000              134,000
    e-Commerce                                                              37,000               28,000
    Selling, general and administrative                                    207,000              199,000
    Depreciation, depletion and amortization                                27,000               23,000
    Other                                                                    5,000               10,000
                                                                 ------------------   ------------------
                                                                           623,000              561,000
                                                                 ------------------   ------------------
Operating profit (loss):
    Coal reclamation                                                      (178,000)            (135,000)
    Carbon dioxide                                                         161,000              122,000
    China                                                                 (124,000)            (134,000)
    e-Commerce                                                             (13,000)              (5,000)
    Other, primarily corporate                                            (226,000)            (221,000)
                                                                 ------------------   ------------------
                                                                          (380,000)            (373,000)
Other income (expense):
    Interest income                                                          5,000                1,000
    Interest expense                                                      (233,000)            (151,000)
    Equity in net earnings of unconsolidated affiliates                    995,000              857,000
    Impairment of investment in unconsolidated affiliate                  (881,000)            (759,000)
    Gain on settlement                                                           -            2,826,000
    Gain on sale of assets                                                  21,000                3,000
    Other                                                                   (1,000)              (7,000)
    Minority interest in operations of consolidated subsidiary              30,000                    -
                                                                 ------------------   ------------------
Earnings (loss) from continuing operations before income taxes            (444,000)           2,397,000

Income tax benefit (expense) (note 6)                                      (19,000)             (97,000)

                                                                 ------------------   ------------------
Earnings (loss) from continuing operations                                (463,000)           2,300,000

Earnings from discontinued operations (note 3)                              88,000                3,000
                                                                 ------------------   ------------------
Net earnings (loss)                                                  $    (375,000)       $   2,303,000
                                                                 ==================   ==================

Net earnings (loss) per average common share outstanding:
    Basic
       Earnings (loss) from continuing operations                    $       (0.08)       $        0.47
       Earnings from discontinued operations                                  0.01                 0.00
                                                                 ------------------   ------------------
       Net earnings (loss)                                           $       (0.07)       $        0.47
                                                                 ==================   ==================

Net earnings (loss) per average common share outstanding:
    Diluted
       Earnings (loss) from continuing operations                    $       (0.08)       $        0.40
       Earnings from discontinued operations                                  0.01                 0.00
                                                                 ------------------   ------------------
       Net earnings (loss)                                           $      (0.07)        $        0.40
                                                                 ==================   ==================

Weighted average common shares outstanding:
    Basic                                                                5,685,000            4,924,000
                                                                 ==================   ==================
    Diluted                                                              5,685,000            5,687,000
                                                                 ==================   ==================

See accompanying notes to financial statements.

                                                    THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Shareholders' Equity (Deficiency)
                                                                                                                         Total
                                                                                                      Accumulated       Common
                                                                            Capital in                  Other         Shareholders'
                                          Preferred            Common        Excess of   Accumulated Comprehensive       Equity
                                       Shares    Stock     Shares   Stock    Par Value     Deficit       Loss         (Deficiency)
                                      -----------------  ------------------ -----------  ----------- -------------  ---------------
Balance, December 31, 2003             27,838 $ 889,000  4,657,690  $ 3,000  $37,941,000 $(44,151,000)  $(15,000)     $(5,333,000)

   Net earnings                             -        -           -        -            -      937,000          -          937,000
   Comprehensive income:
    Foreign currency translation
     adjustment                             -        -           -        -            -            -          -                -
                                                                                                                   -----------------
  Comprehensive earnings                    -        -           -        -            -            -          -          937,000
                                                                                                                   -----------------
  Issuance of stock for warrants
   exercised                                -        -     181,875        -       50,000            -          -           50,000

  Reservation of shares pursuant to
   deferred compensation plan               -        -           -        -      202,000            -          -          202,000

                                      -----------------  ------------------ ------------ ------------  ------------- ---------------

Balance, December 31, 2004             27,838   889,000  4,839,565    3,000   38,193,000  (43,214,000)   (15,000)      (4,144,000)

   Net loss (unaudited)                     -         -          -        -            -     (375,000)         -         (375,000)
   Comprehensive loss (unaudited):
    Foreign currency translation
     adjustment (unaudited)                 -         -          -        -            -            -          -                -
                                                                                                                   -----------------
  Comprehensive loss (unaudited)            -         -          -        -            -            -          -         (375,000)
                                                                                                                   -----------------
  Issuance of stock for warrants
   exercised (unaudited)                    -         -    415,750    1,000      122,000            -          -          123,000

  Reservation of shares pursuant to
   deferred compensation plan
   (unaudited)                              -         -          -        -       49,000            -          -           49,000
                                      -----------------  ------------------ ------------ ------------  ------------- ---------------
Balance, March 31, 2005 (unaudited)    27,838 $ 889,000  5,255,315  $ 4,000  $38,364,000 $(43,589,000)  $(15,000)     $(4,347,000)
                                      =================  ================== ============ ============  ============= ===============

See accompanying notes to financial statements.

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Cash Flows
                                                  (Unaudited)
                                                                       For the Three Months Ended
                                                               -----------------------------------------
                                                                March 31, 2005         March 31, 2004
                                                               -----------------------------------------
                                                           (Restated - see Note 1) (Restated - see Note 1)
Operating activities:
     Cash received from customers                              $         155,000     $          159,000
     Gain on settlement                                                        -              2,826,000
     Cash paid to suppliers and employees                               (512,000)              (539,000)
     Interest received                                                     4,000                  1,000
     Interest paid                                                      (199,000)              (559,000)
     Taxes paid                                                         (119,000)                     -
     Operating cash flows of discontinued operations                     (16,000)               (38,000)
                                                               ------------------    -------------------
          Net cash provided by (used in) operating activities           (687,000)             1,850,000
                                                               ------------------    -------------------

Investing activities:
     Acquisition of property, plant and equipment                       (130,000)                (8,000)
     Acquisition of intangibles                                         (149,000)                     -
     Proceeds from sale of assets                                         30,000                      -
     Proceeds from sale of assets of discontinued operations              70,000                 43,000
     Other                                                               219,000                 30,000
                                                               ------------------    -------------------
          Net cash provided by investing activities                       40,000                 65,000
                                                               ------------------    -------------------

Financing activities:
     Proceeds from term notes                                             90,000                125,000
     Payments on line of credit and term notes                          (203,000)            (1,242,000)
     Proceeds from related party debt                                  1,868,000                 15,000
     Payments on related party debt                                     (248,000)              (873,000)
     Proceeds from exercise of warrants                                  123,000                      -
     Loan to buyer                                                       (30,000)                     -
     Capitalized costs associated with issuance of
       subordinated debt                                                (114,000)                     -
     Other                                                                (1,000)                     -
                                                               ------------------    -------------------
          Net cash provided by (used in) financing activities          1,485,000             (1,975,000)
                                                               ------------------    -------------------

Net increase (decrease) in cash and cash equivalents                     838,000                (60,000)

Cash and cash equivalents at beginning of period                         127,000                216,000
                                                               ------------------    -------------------

Cash and cash equivalents at end of period                     $         965,000     $          156,000
                                                               ==================    ===================

Continued

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Cash Flows
                                                  (Unaudited)


Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities
                                                                              For the Three Months Ended
                                                                       -----------------------------------------
                                                                         March 31, 2005         March 31, 2004
                                                                       -----------------------------------------
                                                                     (Restated - see Note 1) (Restated - see Note 1)
Net earnings (loss)                                                        $    (375,000)         $   2,303,000
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                     27,000                 24,000
     Gain on sale of assets                                                       (9,000)                     -
     Gain on sale of assets of discontinued operations                           (91,000)                     -
     Equity in operations of unconsolidated affiliates                          (995,000)              (857,000)
     Impairment of investment in unconsolidated affiliate                        881,000                759,000
     Increase in impairment reserve                                                    -                 12,000
     Non cash compensation expense                                                16,000                 50,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                   (12,000)                (2,000)
     Minority interest in consolidated subsidiary                                (30,000)                     -
     Increase in accounts receivable, prepaid expenses
        other current assets                                                     (32,000)               (12,000)
     Decrease in accounts payable, accrued
        expenses and other liabilities                                           (67,000)              (427,000)
                                                                       ------------------    -------------------
     Net cash provided by (used in) operating activities                   $    (687,000)         $   1,850,000
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

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2005 and 2004
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2004 annual report on Form 10-K/A.

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

     Restatement of Previously Issued Financial Statements
     -----------------------------------------------------
     This Form 10-Q/A is a restatement of the previously issued Form 10-Q for the three-month periods ended March 31, 2005 and 2004. It is prepared to present the results of the Company's investment in Cibola on a "gross" rather than "net" basis. While the Company owns 80% of the common stock of Cibola Corporation, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Beard has issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges amounted to approximately $30,000 per quarter and were previously netted against against the distributions from Cibola but are now included in interest expense. The note is due on June 30, 2006. The stock is subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. The Company had previously recorded as earnings from unconsolidated affiliates the net cash distributions received from Cibola which amounted to $84,000 and $68,000 for the three-month periods ended March 31, 2005 and 2004, respectively. In recording the Company's share of Cibola earnings according to the Agreement, these amounts are increased to $995,000 and $857,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Since Beard management felt it was unlikely that the net worth of Cibola would reach the requisite amount, the Company also recorded impairments totaling $881,000 and $759,000 for the three-month periods ended March 31, 2005 and 2004, respectively. These impairments and the interest charges on the note payable to Cibola reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received and previously presented as earnings from unconsolidated affiliates. The effect of these changes on the Balance Sheets is to increase both investments and other assets and long-term debt
     - related entities by $1,439,000 as of March 31, 2005 and December 31, 2004. There is no change to either net income (loss) or net earnings (loss) per share for any of the periods presented as a result of these restatements. The impact of these changes on the Statements of Cash Flows is to decrease net cash provided by (used in) operating activities and to increase net cash provided by (used in) investing activities by the $30,000 interest charges for each of the quarters ended March 31, 2005 and 2004.

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

     In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2004 Form 10-K/A.

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

Material changes in financial condition - March 31, 2005 as compared with December 31, 2004.
-------------------------------------------------------------------------

     The following table reflects changes in our financial condition during the periods indicated:

                                     March 31,    December 31,       Increase
                                       2005          2004           (Decrease)
                                       ----          ----           ----------
Cash and cash equivalents       $   965,000      $   127,000       $    838,000

Working capital                 $   324,000      $  (994,000)      $  1,318,000

Current ratio                     1.34 to 1        0.27 to 1

     During the first quarter of 2005, our working capital increased by $1,318,000 from $(994,000) as of December 31, 2004. In January 2005 we completed the private placement of $2,100,000 of convertible subordinated notes, $255,000 of which were exchanged for notes issued in a prior offering. Net proceeds from the offering amounted to approximately $1,700,000. Our CO2 Segment provided cash of $171,000. We used $538,000 to repay debt and accrued interest, including $328,000 to related parties. We used $178,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $124,000 in the pursuit of environmental opportunities in China. Also, we used $30,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

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

Other income and expenses

     The other income and expenses for the first quarter of 2005 netted to a loss of $64,000 compared to earnings of $2,770,000 for the same period in 2004. We received the second installment of the McElmo Dome settlement totaling $2,826,000 in March of 2004 with no comparable receipt in the first quarter of 2005. Interest income was $5,000 for the first quarter of 2005 compared to $1,000 for the same period in 2004. Interest expense was $82,000 higher in the first quarter of 2005 compared to the first quarter of 2004 reflecting the three debt offerings completed in 2004 and 2005. Our equity in earnings of unconsolidated affiliates reflected net income of $114,000 for the first quarter of 2005 compared to $98,000 for the same period in 2004. The Company recorded $995,0000 as its share of earnings from its investment in Cibola Corporation compared to $857,000 for the prior year quarter. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Since Beard management felt this was unlikely, the Company also recorded impairments of $881,000 and $759,000 for the three months ended March 31, 2005 and 2004, respectively. The interest expense totals include $30,000 to Cibola for each of the three months ended March 31, 2005 and 2004, respectively. These impairments and the interest charges reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received of $84,000 and $68,000 for the first quarter of 2005 and 2004, respectively. We realized gains on sale of assets for the three months ended March 31, 2005 totaling $21,000 compared to $3,000 for the same period in 2004. We realized a $30,000 reduction in expenses attributable to our operations in China as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2005, we had total debt of $7,655,000 which included $92,000 of short-term debt to a related party and $35,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $7,327,000 of debt was $6,464,000 of long-term debt which had fixed interest rates rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At March 31, 2005, a 10% increase in market interest rates would have reduced the fair value of our debt by $86,000.

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

10.2 Security and Collateral Agent Agreement, by and among Registrant, InvesTrust, N.A. and Beard Technologies, Inc., dated as of January 26, 2005.

10.3 Form of 2005 Warrant.

10.4 Letter Agreement by and between 7HBF, Ltd. ("7HBF") and Registrant dated February 7, 2005.

10.5 Unsecured Promissory Note from BEE/7HBF, LLC to 7HBF dated February 14,
     2005.

10.6 Cibola Corporation financial statements for the three years ended December 31, 2004. (This Exhibit has been previously filed as Exhibit 10.9 to Registrant's Form 10-K/A for the period ended December 31, 2004, filed April 17, 2006, and same is incorporated herein by reference.)

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

                                         (Registrant)   THE BEARD COMPANY

                                                  /s/ Herb Mee, Jr.
     (Date)   April 12, 2006            ___________________________________
                                               Herb Mee, Jr., President and
                                               Chief Financial Officer

                                                 /s/ Jack A. Martine
     (Date)   April 12, 2006            ___________________________________
                                               Jack A. Martine, Controller and
                                               Chief Accounting Officer


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

10.3 Form of 2005 Warrant                      Filed herewith electronically

10.4 Letter Agreement by and between 7HBF,     Filed herewith electronically
     Ltd. ("7HBF") and Registrant dated
     February 7, 2005

10.5 Unsecured Promissory Note from BEE/7HBF, Filed herewith electronically LLC to 7HBF dated February 14, 2005

10.6 Cibola Corporation financial statements   Incorporated herein by reference
     for the three years ended December
     31, 2004.

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