Form 10-Q/A
period 2005-06-30
BEARD CO /OK
filed 2006-04-17
CIK 909992

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

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page
                                                                        ----
Item 1.   Financial Statements..........................................

    Balance Sheets - June 30, 2005 (Unaudited) and
       December 31, 2004................................................

    Statements of Operations - Three Months and Six Months
       ended June 30, 2005 and 2004 (Unaudited).........................

    Statements of Shareholders' Equity (Deficiency) - Year
       ended December 31, 2004 and Six Months ended
       June 30, 2005 (Unaudited)........................................

    Statements of Cash Flows - Six Months ended
       June 30, 2005 and 2004 (Unaudited)...............................

    Notes to Financial Statements (Unaudited)...........................

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....

Item 4.   Controls and Procedures.......................................


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...

Item 3.   Defaults Upon Senior Securities...............................

Item 4.   Submission of Matters to a Vote of Security Holders...........

Item 5.   Other Information.............................................

Item 6.   Exhibits......................................................

Signatures..............................................................

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements


                                  THE BEARD COMPANY AND SUBSIDIARIES
                                            Balance Sheets
                           June 30, 2005 (Unaudited) and December 31, 2004
                                                                    June 30,           December 31,
                                Assets                                2005                 2004
                                ------                          --------------      ----------------
                                                        (Restated - see Note 1)   (Restated - see Note 1
Current assets:
     Cash and cash equivalents                                  $      884,000        $      127,000
     Accounts receivable, less allowance for doubtful
        receivables of $97,000 in 2005 and 2004                        209,000               167,000
     Prepaid expenses and other assets                                  35,000                32,000
     Current maturities of notes receivable                              6,000                     -
     Assets of discontinued operations held for sale                    89,000                40,000
                                                                --------------        --------------
            Total current assets                                     1,223,000               366,000
                                                                --------------        --------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2005 and 2004                                           17,000                     -

Restricted certificate of deposit                                       50,000                50,000
Investments and other assets, net of impairment of
  $18,778,000 in 2005 and $17,064,000 in 2004                        1,565,000             1,560,000

Property, plant and equipment, at cost                               2,632,000             2,090,000
     Less accumulated depreciation, depletion and amortization       1,463,000             1,457,000
                                                                --------------        --------------
            Net property, plant and equipment                        1,169,000               633,000
                                                                --------------        --------------

Intangible assets, at cost                                             495,000               292,000
     Less accumulated amortization                                     215,000               189,000
                                                                --------------        --------------
            Net intangible assets                                      280,000               103,000
                                                                --------------        --------------

                                                                $    4,304,000        $    2,712,000
                                                                ==============        ==============

           Liabilities and Shareholders' Equity (Deficiency)
           -------------------------------------------------

Current liabilities:
     Trade accounts payable                                     $      102,000        $      177,000
     Accrued expenses                                                  349,000               314,000
     Short-term debt - related entities                                      -               200,000
     Current maturities of long-term debt                              175,000               241,000
     Current maturities of long-term debt - related entities         1,756,000               333,000
     Liabilities of discontinued operations held for sale               54,000                95,000
                                                                --------------        --------------
            Total current liabilities                                2,436,000             1,360,000
                                                                --------------        --------------

Long-term debt less current maturities                                 453,000               428,000

Long-term debt - related entities                                    5,967,000             4,965,000

Other long-term liabilities                                            103,000               103,000

Minority interest in consolidated subsidiary                            16,000                     -

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued and
        outstanding                                                    889,000               889,000
     Common stock of $.0006665 par value per share; 15,000,000
        shares authorized; 5,255,315 and 4,839,565 shares
        issued and outstanding in 2005 and 2004, respectively            4,000                 3,000
     Capital in excess of par value                                 38,415,000            38,193,000
     Accumulated deficit                                           (43,964,000)          (43,214,000)
     Accumulated other comprehensive loss                              (15,000)              (15,000)
                                                                --------------        --------------
            Total shareholders' equity (deficiency)                 (4,671,000)           (4,144,000)
                                                                --------------        --------------

Commitments and contingencies (note 7)
                                                                $    4,304,000        $    2,712,000
                                                                ==============        ==============

See accompanying notes to financial statements.

                                           THE BEARD COMPANY AND SUBSIDIARIES
                                                Statements of Operations
                                                       (Unaudited)
                                                            For Three Months Ended             For Six Months Ended
                                                         ----------------------------      ----------------------------
                                                           June 30,         June 30,         June 30,         June 30,
                                                             2005             2004             2005             2004
                                                         -----------      -----------      -----------      -----------
                                                        (Restated)        (Restated)       (Restated)       (Restated)
                                                       (See Note 1)      (See Note 1)     (See Note 1)     (See Note 1)
Revenues:
    Coal reclamation                                     $   39,000       $   18,000       $   39,000       $   18,000
    Carbon dioxide                                          283,000          163,000          501,000          326,000
    China                                                         -                -                -                -
    e-Commerce                                                5,000            4,000           30,000           29,000
    Other                                                         -                -                -                -
                                                         -----------      -----------      -----------      -----------
                                                            327,000          185,000          570,000          373,000
                                                         -----------      -----------      -----------      -----------

Expenses:
    Coal reclamation                                        143,000          138,000          319,000          274,000
    Carbon dioxide                                           28,000           45,000           75,000           76,000
    China                                                   147,000          143,000          271,000          277,000
    e-Commerce                                               45,000           30,000           82,000           58,000
    Other                                                     2,000            2,000            7,000           12,000
    Selling, general and administrative                     231,000          231,000          438,000          430,000
    Depreciation, depletion & amortization                   31,000           15,000           58,000           38,000
                                                         -----------      -----------      -----------      -----------
                                                            627,000          604,000        1,250,000        1,165,000
                                                         -----------      -----------      -----------      -----------

Operating profit (loss):
    Coal reclamation                                       (106,000)        (121,000)        (284,000)        (256,000)
    Carbon dioxide                                          244,000          108,000          405,000          230,000
    China                                                  (148,000)        (144,000)        (272,000)        (278,000)
    e-Commerce                                              (42,000)         (27,000)         (55,000)         (32,000)
    Other, primarily corporate                             (248,000)        (235,000)        (474,000)        (456,000)
                                                         -----------      -----------      -----------      -----------
                                                           (300,000)        (419,000)        (680,000)        (792,000)
                                                         -----------      -----------      -----------      -----------

Other income (expense):
    Interest income                                           5,000                -           10,000            1,000
    Interest expense                                       (247,000)        (168,000)        (480,000)        (319,000)
    Equity in operations of unconsolidated affiliates       947,000          907,000        1,942,000        1,764,000
    Impairment in investment in unconsolidated affiliate   (833,000)        (807,000)      (1,714,000)      (1,566,000)
    Gain on settlement                                            -          117,000                -        2,943,000
    Gain on sale of assets                                        -           73,000           21,000           76,000
    Minority interest in operations of
       consolidated subsidiary                                4,000                -           34,000                -
    Other                                                     1,000            2,000                -           (5,000)
                                                         -----------      -----------      -----------      -----------

Earnings (loss) from continuing operations
    before income tax benefit (expense)                    (423,000)        (295,000)        (867,000)       2,102,000
Income tax benefit (expense)                                (14,000)         (12,000)         (33,000)        (109,000)
                                                         -----------      -----------      -----------      -----------

Earnings (loss) from continuing operations                 (437,000)        (307,000)        (900,000)       1,993,000

    Earnings from discontinued operations                    62,000            4,000          150,000            7,000
                                                         -----------      -----------      -----------      -----------
Net earnings (loss)                                      $ (375,000)      $ (303,000)      $ (750,000)      $2,000,000
                                                         ===========      ===========      ===========      ===========

Net earnings (loss) per average common share outstanding:
    Basic:
       Earnings (loss) from continuing operations         $   (0.07)       $   (0.06)       $   (0.15)       $    0.40
       Earnings from discontinued operations                   0.01             0.00             0.02             0.00
                                                         -----------      -----------      -----------      -----------
       Net earnings (loss)                                $   (0.06)       $   (0.06)       $   (0.13)       $    0.40
                                                         ===========      ===========      ===========      ===========

Net earnings (loss) per average common share outstanding:
    Diluted:
       Earnings (loss) from continuing operations         $   (0.07)       $   (0.06)       $   (0.15)       $    0.34
       Earnings from discontinued operations                   0.01             0.00             0.02             0.00
                                                         -----------      -----------      -----------      -----------
       Net earnings (loss)                                $   (0.06)       $   (0.06)       $   (0.13)       $    0.34
                                                         ===========      ===========      ===========      ===========

Weighted average common shares outstanding:
    Basic                                                 6,010,000        5,161,000        5,880,000        5,043,000
                                                         ===========      ===========      ===========      ===========
    Diluted                                               6,010,000        5,161,000        5,880,000        5,941,000
                                                         ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                                                     THE BEARD COMPANY AND SUBSIDIARIES
                                               Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                                         Accumulated      Common
                                          Preferred             Common          Capital in                  Other      Shareholders'
                                       ----------------   ------------------    Excess of   Accumulated  Comprehensive    Equity
                                       Shares    Stock      Shares   Stock      Par Value     Deficit        Loss      (Deficiency)
                                       ----------------   ------------------   ----------- ------------  ------------- ------------
Balance, December 31, 2003             27,838  $889,000   4,657,690  $ 3,000   $37,941,000 $(44,151,000)  $ (15,000)  $(5,333,000)

   Net earnings                          -         -           -        -             -         937,000        -          937,000
   Comprehensive income:
     Foreign currency translation
       adjustment                        -         -           -        -             -            -           -             -
                                                                                                                      -----------
   Comprehensive earnings                -         -           -        -             -            -           -          937,000
                                                                                                                      -----------
   Issuance of stock for warrants
     exercised                           -         -        181,875     -           50,000         -           -           50,000

   Reservation of shares pursuant
     to deferred compensation plan       -         -           -        -          202,000         -           -          202,000
                                       ------  --------  ----------  -------   -----------  -----------    --------   -----------

Balance, December 31, 2004             27,838   889,000   4,839,565    3,000    38,193,000  (43,214,000)    (15,000)   (4,144,000)

   Net loss (unaudited)                  -         -           -        -             -        (750,000)       -         (750,000)
   Comprehensive loss (unaudited):
     Foreign currency translation
       adjustment (unaudited)            -         -          -         -             -            -           -             -
                                                                                                                      -----------
   Comprehensive loss (unaudited)        -         -          -         -             -            -           -         (750,000)
                                                                                                                      -----------
   Issuance of stock for warrants
     exercised (unaudited)               -         -       415,750     1,000       122,000         -           -          123,000

   Reservation of shares pursuant
     to deferred compensation plan
    (unaudited)                          -         -          -         -          100,000         -           -          100,000
                                       ------  --------  ----------  -------   -----------  -----------    --------   -----------

Balance, June 30, 2005 (unaudited)     27,838  $889,000  5,255,315   $ 4,000   $38,415,000 $(43,964,000)  $ (15,000)  $(4,671,000)
                                       ======  ========  =========   =======   =========== ============   =========   ===========

See accompanying notes to financial statements.

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)
                                                                                   For the Six Months Ended
                                                                             ------------------------------------
                                                                             June 30, 2005          June 30, 2004
                                                                             -------------          -------------
                                                                        (Restated - See Note 1) (Restated - See Note 1)
Operating activities:
     Cash received from customers                                            $    461,000           $   359,000
     Gain on settlement                                                                 -             2,943,000
     Cash paid to suppliers and employees                                      (1,058,000)           (1,383,000)
     Interest received                                                              9,000                 1,000
     Interest paid                                                               (333,000)             (666,000)
     Taxes (paid) refunded                                                       (119,000)                    -
     Operating cash flows of discontinued operations                              (65,000)               14,000
                                                                            -------------          -------------
          Net cash provided by (used in) operating activities                  (1,105,000)            1,268,000
                                                                            -------------          -------------

Investing activities:
     Acquisition of property, plant and equipment                                (542,000)              (20,000)
     Acquisition of intangibles                                                   (41,000)                    -
     Proceeds from sale of assets                                                  30,000               126,000
     Proceeds from sale of assets of discontinued operations                      110,000                49,000
     Other                                                                        216,000               (73,000)
                                                                            -------------          -------------
          Net cash provided by (used in) investing activities                    (227,000)               82,000
                                                                            -------------          -------------

Financing activities:
     Proceeds from term notes                                                      90,000               650,000
     Payments on line of credit and term notes                                   (207,000)           (1,393,000)
     Proceeds from related party debt                                           2,605,000               715,000
     Payments on related party debt                                              (306,000)           (1,073,000)
     Capitalized costs associated with issuance of debt                          (191,000)              (36,000)
     Proceeds from exercise of warrants                                           123,000                     -
     Other                                                                        (25,000)                1,000
                                                                            -------------          -------------
          Net cash provided by (used in) financing activities                   2,089,000            (1,136,000)
                                                                            -------------          -------------

Net increase in cash and cash equivalents                                         757,000               215,000

Cash and cash equivalents at beginning of period                                  127,000               216,000
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                   $    884,000           $   431,000
                                                                            =============          =============

Continued

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities:

                                                                                   For the Six Months Ended
                                                                             ------------------------------------
                                                                             June 30, 2005          June 30, 2004
                                                                             -------------          -------------
                                                                        (Restated - See Note 1) (Restated - See Note 1)
Net earnings (loss)                                                          $   (750,000)          $ 2,000,000
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
     Depreciation, depletion and amortization                                      58,000                38,000
     Gain on sale of assets                                                       (21,000)              (76,000)
     Gain on sale of assets of discontinued operations                           (155,000)              (21,000)
     Equity in operations of unconsolidated affiliates                         (1,942,000)           (1,764,000)
     Impairment of investment in unconsolidated affiliate                       1,714,000             1,566,000
     Noncash compensation expense                                                 100,000               104,000
     Net cash used by discontinued operations offsetting
       accrued impairment loss                                                    (50,000)               (3,000)
     Minority interest in consolidated subsidiary                                 (34,000)                    -
     Other                                                                         (2,000)                9,000
     Increase in accounts receivable, prepaid expenses
        and other current assets                                                  (51,000)              (56,000)
     Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                             28,000              (529,000)
                                                                            -------------          -------------

     Net cash provided by (used in) operating activities                     $ (1,105,000)          $ 1,268,000
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

     Restatements of Previously Issued Financial Statements
     ------------------------------------------------------
     This Form 10-Q/A is a restatement of the previously issued Form 10Q for the three and six-month periods ended June 30, 2005 and 2004. It is prepared to present the results of the Company's investment in Cibola on a "gross" rather than "net" basis. While the Company owns 80% of the common stock of Cibola Corporation, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Beard has issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges amounted to approximately $30,000 and $59,000 for each of the three and six-month periods ended June 30, 2005 and 2004, respectively. These amounts were previously netted against the distributions from Cibola but are reclassified to interest expense. The note is due on June 30, 2006. The stock is subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. The Company had previously recorded as earnings from unconsolidated affiliates the net cash distributions received from Cibola which amounted to $85,000 and $70,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $169,000 and $138,000 for the six-month periods ending on the same dates, respectively. In recording the Company's share of Cibola earnings according to the Agreement, these amounts were increased to $947,000 and $907,000 for the three-month periods ended June 30, 2005 and 2004, respectively. These earnings amounts were increased to $1,942,000 and $1,764,000 for the six-month periods ended June 30, 2005 and 2004, respectively. Since Beard management felt its was unlikely that the net worth of Cibola would reach the requisite amount, the Company also recorded impairments totaling $833,000 and $807,000 for the three-month periods ended June 30, 2005 and 2004, respectively. The impairments totaled $1,714,000 and $1,566,000 for the six-month periods ended June 30, 2005 and 2004, respectively. These impairments and the interest charges on the note payable to Cibola reduced the net earnings to the Company from its investment in Cibola to the actual cash distributions received and previously presented as earnings from unconsolidated affiliates. The effect of these changes on the Balance Sheets is to increase both investments and other assets and current maturities of long-term debt - related entities by $1,439,000 as of June 30, 2005 and December 31, 2004. There is no change to either net income (loss) or net earnings (loss) per share for any of the periods presented as a result of this restatement. The impact of these changes on the Statements of Cash Flows is to decrease net cash provided by (used in) operating activities and to increase net cash provided by (used in) investing activities by $59,000 for each of the six-month periods ended June 30, 2005 and 2004.

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

     In preparing the discussion and analysis, the Company has presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in the Company's 2004 Form 10-K/A.

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

Material changes in financial condition - June 30, 2005 as compared with December 31, 2004.
------------------------------------------------------------------------

     The following table reflects changes in the Company's financial condition during the periods indicated:

                                    June 30,            December 31,           Increase
                                      2005                  2004              (Decrease)
                                      ----                  ----              ----------
Cash and cash equivalents        $     884,000          $    127,000        $    757,000

Working capital                  $  (1,213,000)          $  (994,000)       $   (219,000)

Current ratio                        0.50 to 1             0.27 to 1

     During the first six months of 2005, the Company decreased its working capital by $219,000 from $(994,000) as of December 31, 2004 to $(1,213,000) at
June 30, 2005. The Company placed an additional $1,845,000 of its 12% Convertible Subordinated Notes due 2010, which infused over $1,676,000 in working capital in the first half of 2005. Related entities purchased $1,755,000 of the 12% Notes. The Company utilized $513,000 to pay down its outstanding debt, including $306,000 to related parties. Purchases of property, plant and equipment totaled $542,000 for the first half of 2005, including $147,000, $150,000, and $227,000 for its Coal and China Segments and its share of the cost for six oil and gas wells, respectively. Proceeds from the sale of assets totaled $140,000 during the first half of 2005. Net revenue from the Company's interest in its CO2 producing properties provided $426,000 of working capital for the first half of 2005. $284,000 of working capital were used to help fund the operations of the Coal Segment. The China Segment utilized over $272,000 of working capital. $55,000 were used to fund the startup activities of the e-Commerce Segment. The Company received distributions of $162,000 from other investments, including Cibola. The remainder of the working capital was utilized to fund other operations. In addition, based upon the maturity date, the note payable to Cibola totaling $1,439,000 was reclassified as a current liability at June 30, 2005.

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

     The Company's equity in operations of unconsolidated affiliates reflected income of $115,000 for the second quarter of 2005 compared to $100,000 for the same period in 2004. The Company recorded $947,000 as its share of earnings from its investment in Cibola Corporation compared to $907,000 for the prior year quarter. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Since Beard management felt this was unlikely, the Company also recorded impairments of $833,000 and $807,000 for the three months ended June 30, 2005 and 2004, respectively. The interest expense totals include $29,000 to Cibola for each of the three months ended June 30, 2005 and 2004, respectively. These impairments and the interest charges reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received of $85,000 and $70,000 for the second quarter of 2005 and 2004, respectively. Improved operating results for Cibola Corporation accounted for the increase. In addition, the second quarter of 2005 reflected a minority interest in the operations of the Company's consolidated subsidiary in China in the amount of $4,000 with no such amount in the second quarter of 2004.

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

     The Company's equity in the operations of unconsolidated affiliates netted to income of $229,000 for the first six months of 2005 compared to $198,000 for the same period in 2004. These amounts reflect the improved operating results of Cibola Corporation. The Company recorded $1,943,000 as its share of earnings from its investment in Cibola Corporation compared to $1,764,000 for the prior year six months. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Since Beard management felt this was unlikely, the Company also recorded impairments of $1,714,000 and $1,566,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The interest expense totals include approximately $59,000 to Cibola for each of the six-month periods ended June 30, 2005 and 2004, respectively. These impairments and the interest charges reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received of $169,000 and $138,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2005, the Company had long-term debt of $8,351,000, including accrued interest to related entities of $93,000. Debt in the amount of $7,198,000 has fixed interest rates; therefore, the Company's interest expense and operating results would not be affected by an increase in market interest rates for this amount. The Company's $804,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004 and the Company then began amortizing the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates would have increased the Company's interest expense by approximately $5,000. At June 30, 2005, a 10% increase in market interest rates would have reduced the fair value of the Company's long-term debt by $89,000.

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

10.2 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated as of February 14, 2005.

10.3     The Beard Company 2005 Stock Option Plan adopted on June 9, 2005*

10.4 Cibola Corporation financial statements for the three years ended December 31, 2004. (This Exhibit has been previously filed as Exhibit
         10.9 to Registrant's Form 10-K/A for the period ended December 31, 2004, filed April 17, 2006, and same is incorporated herein by reference.)

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

10.3   The Beard Company 2005 Stock Option      Filed herewith electronically
       Plan adopted on June 9, 2005

10.4 Cibola Corporation financial statements Incorporated herein by reference for the three years ended December
       31, 2004.

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