Form 10-Q/A
period 2005-09-30
BEARD CO /OK
filed 2006-04-17
CIK 909992

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

                  Common Stock $.0006665 par value - 5,377,046

                                       THE BEARD COMPANY

                                             INDEX

PART I. FINANCIAL INFORMATION                                                            Page
-----------------------------                                                            ----

Item 1.       Financial Statements......................................................

     Balance Sheets - September 30, 2005 (Unaudited) and
         December 31, 2004..............................................................

     Statements of Operations - Three Months and Nine Months
         ended September 30, 2005 and 2004 (Unaudited)..................................

     Statements of Shareholders' Equity (Deficiency) - Year ended December 31, 2004 and Nine Months ended September 30, 2005 (Unaudited)...........................

     Statements of Cash Flows - Nine Months ended
         September 30, 2005 and 2004 (Unaudited)........................................

     Notes to Financial Statements (Unaudited)..........................................

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................

Item 4.       Controls and Procedures...................................................

PART II.  OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings.........................................................

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...............

Item 3.       Defaults Upon Senior Securities...........................................

Item 4.       Submission of Matters to a Vote of Security Holders.......................

Item 5.       Other Information.........................................................

Item 6.       Exhibits..................................................................

Signatures..............................................................................

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                                  Balance Sheets
                               September 30, 2005 (Unaudited) and December 31, 2004
                                                     Assets                       September 30,      December 31,
                                                     ------                           2005              2004
                                                                                ----------------   ----------------
                                                                          (Restated - See Note 1) (Restated - See Note 1)
Current assets:
       Cash and cash equivalents                                                $       358,000    $       127,000
       Accounts receivable, less allowance for doubtful
          receivables of $80,000 in 2005 and $97,000 in 2004                            179,000            167,000
       Inventories                                                                       98,000                  -
       Prepaid expenses and other assets                                                 56,000             32,000
       Current maturities of notes receivable                                             6,000                  -
       Assets of discontinued operations held for sale                                   20,000             40,000
                                                                                ----------------   ----------------
                   Total current assets                                                 717,000            366,000
                                                                                ----------------   ----------------
Note receivable, less allowance for doubtful receivable of
       $30,000 in 2005 and 2004                                                          15,000                  -

Restricted certificate of deposit                                                        50,000             50,000

Investments and other assets, net of impairment of $19,512,000 in 2005 and
  $17,064,000 in 2004                                                                 1,534,000          1,560,000

Property, plant and equipment, at cost                                                3,642,000          2,090,000
       Less accumulated depreciation, depletion and amortization                      1,477,000          1,457,000
                                                                                ----------------   ----------------
                   Net property, plant and equipment                                  2,165,000            633,000
                                                                                ----------------   ----------------
Intangible assets, at cost                                                              543,000            292,000
       Less accumulated amortization                                                    229,000            189,000
                                                                                ----------------   ----------------
                   Net intangible assets                                                314,000            103,000
                                                                                ----------------   ----------------
                                                                                $     4,795,000    $     2,712,000
                                                                                ================   ================

                      Liabilities and Shareholders' Equity (Deficiency)
                      -------------------------------------------------

Current liabilities:
       Trade accounts payable                                                   $       315,000    $       177,000
       Accrued expenses                                                                 716,000            314,000
       Short-term debt - related entities                                                     -            200,000
       Current maturities of long-term debt                                              53,000            241,000
       Current maturities of long-term debt - related entities                        1,532,000            333,000
       Liabilities of discontinued operations held for sale                              45,000             95,000
                                                                                ----------------   ----------------
                   Total current liabilities                                          2,661,000          1,360,000
                                                                                ----------------   ----------------

Long-term debt less current maturities                                                1,265,000            428,000

Long-term debt - related entities                                                     5,954,000          4,965,000

Other long-term liabilities                                                             103,000            103,000

Minority interest in consolidated subsidiary                                             12,000                  -

Shareholders' equity (deficiency):
       Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued and
        outstanding                                                                     889,000            889,000
       Common stock of $.0006665 par value per share; 15,000,000
        shares authorized; 5,255,315 and 4,839,565 shares
        issued and outstanding in 2005 and 2004, respectively                             4,000              3,000
       Capital in excess of par value                                                38,464,000         38,193,000
       Accumulated deficit                                                          (44,538,000)       (43,214,000)
       Accumulated other comprehensive loss                                             (19,000)           (15,000)
                                                                                ----------------   ----------------
                   Total shareholders' equity (deficiency)                           (5,200,000)        (4,144,000)
                                                                                ----------------   ----------------
Commitments and contingencies (note 7)
                                                                                $     4,795,000    $     2,712,000
                                                                                ================   ================

See accompanying notes to financial statements.

                                             THE BEARD COMPANY AND SUBSIDIARIES
                                                  Statements of Operations
                                                        (Unaudited)
                                                               For Three Months Ended           For Nine Months Ended
                                                             -----------------------------  ------------------------------
                                                             September 30,  September 30,    September 30,   September 30,
                                                                  2005          2004             2005            2004
                                                             -------------  -------------    -------------   -------------
                                                               (Restated)      (Restated)     (Restated)      (Restated)
                                                              (See Note 1)    (See Note 1)   (See Note 1)    (See Note 1)
Revenues:
     Coal reclamation                                         $   13,000     $   52,000      $    52,000     $    70,000
     Carbon dioxide                                              310,000        197,000          811,000         523,000
     China                                                             -              -                -               -
     e-Commerce                                                    1,000              -           31,000          29,000
     Other                                                        20,000              -           20,000               -
                                                              -----------    -----------     ------------    ------------
                                                                 344,000        249,000          914,000         622,000
                                                              -----------    -----------     ------------    ------------
Expenses:
     Coal reclamation                                            189,000        230,000          508,000         504,000
     Carbon dioxide                                               34,000         27,000          109,000         103,000
     China                                                       264,000        134,000          535,000         411,000
     e-Commerce                                                   44,000         31,000          126,000          89,000
     Other                                                         5,000          6,000           12,000          18,000
     Selling, general and administrative                         203,000        205,000          641,000         635,000
     Depreciation, depletion & amortization                       34,000         25,000           92,000          63,000
                                                              -----------    -----------     ------------    ------------
                                                                 773,000        658,000        2,023,000       1,823,000
                                                              -----------    -----------     ------------    ------------
Operating profit (loss):
     Coal reclamation                                           (179,000)      (185,000)        (463,000)       (441,000)
     Carbon dioxide                                              266,000        160,000          671,000         390,000
     China                                                      (268,000)      (133,000)        (540,000)       (411,000)
     e-Commerce                                                  (43,000)       (33,000)         (98,000)        (65,000)
     Other, primarily corporate                                 (205,000)      (218,000)        (679,000)       (674,000)
                                                              -----------    -----------     ------------    ------------
                                                                (429,000)      (409,000)      (1,109,000)     (1,201,000)
Other income (expense):
     Interest income                                               3,000          1,000           13,000           2,000
     Interest expense                                           (259,000)      (185,000)        (739,000)       (504,000)
     Equity in operations of unconsolidated affiliates           830,000        764,000        2,772,000       2,528,000
     Impairment in investment of unconsolidated affiliate       (734,000)      (662,000)      (2,448,000)     (2,228,000)
     Gain on settlement                                                -              -                -       2,943,000
     Gain on sale of assets                                       43,000         11,000           64,000          87,000
     Impairment of investments                                   (13,000)             -          (13,000)              -
     Minority interest in operations of consolidated
          subsidiary                                               4,000              -           38,000               -
     Other                                                       (13,000)        (2,000)         (13,000)         (7,000)
                                                              -----------    -----------     ------------    ------------

Earnings (loss) from continuing operations
     before income taxes                                        (568,000)      (482,000)      (1,435,000)      1,620,000
Income taxes                                                           -        (27,000)         (33,000)       (136,000)
                                                              -----------    -----------     ------------    ------------

Earnings (loss) from continuing operations                      (568,000)      (509,000)      (1,468,000)      1,484,000

     Earnings (loss) from discontinued operations                 (6,000)        (3,000)         144,000           4,000
                                                              -----------    -----------     ------------    ------------
Net earnings (loss)                                           $ (574,000)    $ (512,000)     $(1,324,000)    $ 1,488,000
                                                              ===========    ===========     ============    ============

Net earnings (loss) per average common share outstanding:
     Basic:
        Earnings (loss) from continuing operations            $    (0.10)    $    (0.09)     $     (0.25)    $      0.27
        Earnings (loss) from discontinued operations               (0.00)         (0.00)            0.03            0.00
                                                              -----------    -----------     ------------    ------------
        Net earnings (loss)                                   $    (0.10)    $    (0.09)     $     (0.22)    $      0.27
                                                              ===========    ===========     ============    ============

Net earnings (loss) per average common share outstanding:
     Diluted:
        Earnings (loss) from continuing operations            $    (0.10)    $    (0.09)     $     (0.25)    $      0.22
        Earnings (loss) from discontinued operations               (0.00)         (0.00)            0.03            0.00
                                                              -----------    -----------     ------------    ------------
        Net earnings (loss)                                   $    (0.10)    $    (0.09)     $     (0.22)    $      0.22
                                                              ===========    ===========     ============    ============

Weighted average common shares outstanding -
     Basic                                                     6,032,000      5,471,000        5,910,000       5,471,000
                                                              ===========    ===========     ============    ============
     Diluted                                                   6,032,000      5,471,000        5,910,000       6,736,000
                                                              ===========    ===========     ============    ============

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                         Total
                                                                                                         Accumulated    Common
                                        Preferred              Common          Capital in                   Other     Shareholders'
                                        ---------              ------          Excess of     Accumulated Comprehensive   Equity
                                     Shares    Stock      Shares     Stock     Par Value       Deficit       Loss      (Deficiency)
                                     -----------------  -------------------  -------------  -------------  ---------  ------------
Balance, December 31, 2003           27,838  $889,000    4,657,690  $3,000    $37,941,000   $(44,151,000)  $(15,000)  $(5,333,000)

   Net earnings                           -         -            -       -              -        937,000          -       937,000
   Comprehensive income:
     Foreign currency translation
     adjustment                           -         -            -       -              -              -          -             -

                                                                                                                      ------------
Comprehensive earnings                    -         -            -       -              -              -          -       937,000
                                                                                                                      ------------

Issuance of stock for warrants
  exercised                               -         -      181,875       -         50,000              -          -        50,000

Reservation of shares pursuant to
  deferred compensation plan              -         -            -       -        202,000              -          -       202,000

                                     -----------------  -------------------  -------------  -------------  ---------  ------------

Balance, December 31, 2004           27,838   889,000    4,839,565   3,000     38,193,000    (43,214,000)   (15,000)   (4,144,000)

   Net loss (unaudited)                   -         -            -       -              -     (1,324,000)         -    (1,324,000)
   Comprehensive loss (unaudited):
     Foreign currency translation
     adjustment (unaudited)               -         -            -       -              -              -     (4,000)       (4,000)

                                                                                                                      ------------
Comprehensive loss (unaudited)            -         -            -       -              -              -          -    (1,328,000)
                                                                                                                      ------------

Issuance of stock for warrants
  exercised (unaudited)                   -         -      415,750   1,000        122,000              -          -       123,000

Reservation of shares pursuant to
  deferred compensation plan
  (unaudited)                             -         -            -       -        149,000              -          -       149,000

                                     -----------------  -------------------  -------------  -------------  ---------  ------------
Balance, September 30, 2005
  (unaudited)                        27,838  $889,000    5,255,315  $4,000    $38,464,000   $(44,538,000)  $(19,000)  $(5,200,000)
                                     =================  ===================  =============  =============  =========  ============

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                For the Nine Months Ended
                                                                          ---------------------------------------
                                                                          September 30, 2005  September 30, 2004
                                                                          ---------------------------------------
                                                                      (Restated - See Note 1) (Restated - See Note 1)
Operating activities:
       Cash received from customers                                       $      898,000      $      586,000
       Gain on settlement                                                              -           2,943,000
       Cash paid to suppliers and employees                                   (1,875,000)         (1,917,000)
       Interest received                                                          13,000               2,000
       Interest paid                                                            (570,000)           (711,000)
       Taxes paid                                                               (119,000)                  -
       Operating cash flows of discontinued operations                           (75,000)              9,000
                                                                          ---------------     ---------------
            Net cash provided by (used in) operating activities               (1,728,000)             912,000
                                                                          ---------------     ---------------

Investing activities:
       Acquisition of property, plant and equipment                           (1,012,000)           (105,000)
       Acquisition of intangibles                                                (42,000)             (3,000)
       Purchase of restricted certificate of deposit                                   -             (50,000)
       Proceeds from sale of assets                                              139,000             136,000
       Proceeds from sale of assets of discontinued operations                   110,000              49,000
       Proceeds from redemption of bond                                                -             201,000
       Other                                                                     336,000              27,000
                                                                          ---------------     ---------------
            Net cash provided by (used in) investing activities                 (469,000)            255,000
                                                                          ---------------     ---------------

Financing activities:
       Proceeds from term notes                                                  760,000             650,000
       Payments on line of credit and term notes                                (208,000)         (1,396,000)
       Proceeds from related party debt                                        2,321,000             715,000
       Payments on related party debt                                           (398,000)         (1,070,000)
       Capitalized costs associated with issuance of subordinated debt          (195,000)            (36,000)
       Proceeds from sale of stock warrants                                      123,000              45,000
       Member contribution to consolidated partnership                            50,000                   -
       Other                                                                     (25,000)                  -
                                                                          ---------------     ---------------
            Net cash provided by (used in) financing activities                2,428,000          (1,092,000)
                                                                          ---------------     ---------------

Net increase in cash and cash equivalents                                        231,000              75,000

Cash and cash equivalents at beginning of period                                 127,000             216,000
                                                                          ---------------     ---------------
Cash and cash equivalents at end of period                                $      358,000      $      291,000
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

                                                                                 For the Nine Months Ended
                                                                          ---------------------------------------
                                                                          September 30, 2005   September 30, 2004
                                                                          ---------------------------------------
                                                                     (Restated - See Note 1)  (Restated - See Note 1)
Net earnings (loss)                                                       $   (1,324,000)      $   1,488,000
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
       Depreciation, depletion and amortization                                   91,000              63,000
       Gain on sale of assets                                                    (66,000)            (87,000)
       Gain on sale of assets of discontinued operations                        (155,000)            (33,000)
       Equity in net earnings of unconsolidated affiliates                    (2,772,000)         (2,528,000)
       Impairment of investment in unconsolidated affiliate                    2,448,000           2,228,000
       Net cash used by discontinued operations offsetting
           accrued impairment loss                                               (54,000)             (6,000)
       Noncash compensation expense                                              149,000             152,000
       Minority interest in consolidated partnership                             (38,000)                  -
       Other                                                                           -              12,000
       Increase in accounts receivable, prepaid expenses
          and other current assets                                               (15,000)            (52,000)
       Increase in inventories                                                   (98,000)                  -
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                         106,000            (325,000)
                                                                          ----------------     --------------
       Net cash provided by (used in) operating activities                $   (1,728,000)      $     912,000
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

     Restatements of Previously Issued Financial Statements
     ------------------------------------------------------
     This Form 10-Q/A is a restatement of the previously issued Form 10Q for the three and nine-month periods ended September 30, 2005 and 2004. It is prepared to present the results of the Company's investment in Cibola on a "gross" rather than "net" basis. While the Company owns 80% of the common stock of Cibola Corporation, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Beard has issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges amounted to approximately $30,000 and $89,000 for each of the three and nine-month periods ended September 30, 2005 and 2004, respectively. The note is due on June 30, 2006. The stock is subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. The Company had previously recorded as earnings from unconsolidated affiliates the net cash distributions received from Cibola which amounted to $66,000 and $73,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $235,000 and $211,000 for the nine-month periods ending on the same dates, respectively. In recording the Company's share of Cibola earnings according to the Agreement, these amounts were increased to $830,000 and $764,000 for the three month periods ended September 30, 2005 and 2004, respectively. The total earnings for Cibola were $2,772,000 and $2,528,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. Since Beard management felt it was unlikely that the net worth of Cibola would reach the requisite amount, the Company also recorded impairments totaling $734,000 and $662,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The impairments totaled $2,448,000 and $2,228,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. These impairments and the interest charges on the note payable to Cibola reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received and previously presented as earnings from unconsolidated affiliates. The minority common and preferred shareholders have agreed to exercise the call option for the Company's common stock in Cibola in November 2005 and the stock will be surrendered in full payment of the note payable. Beard will cease to be a shareholder of Cibola Corporation effective December 1, 2005. The effect of these changes on the Balance Sheets is to increase both investments and other assets and current maturities of long-term debt - related entities by $1,439,000 as of September 30, 2005 and December 31, 2004. There is no change to either net income (loss) or net earnings (loss) per share for any of the periods presented as a result of this restatement. The impact of these changes on the Statements of Cash Flows is to decrease net cash provided by (used in) operating activities and to increase net cash provided by (used in) investing activities by $89,000 for each of the nine-month periods ended September 30, 2005 and 2004.

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
-----------------

     The following table reflects changes in our financial condition during the periods indicated:

                           September 30,   December 31,      Increase
                                2005          2004          (Decrease)
                           -------------  -------------    ------------
Cash and cash equivalents  $   358,000    $    127,000     $    231,000

Working capital            $(1,944,000)   $   (994,000)    $   (950,000)

Current ratio                0.27 to 1       0.27 to 1

     During the first nine months of 2005, we decreased our working capital by $950,000 from $(994,000) as of December 31, 2004. In the first half of 2005 we placed an additional $1,845,000 of our 12% Convertible Subordinated Notes due 2010 (the "2010 Notes"), which infused over $1,676,000 in working capital. Related entities purchased $1,755,000 of the 2010 Notes. We utilized $513,000 to pay down outstanding debt, including $306,000 to related parties During the third quarter of 2005, we exchanged $624,000 of 10% notes due November 2006 for an equivalent amount of 12% convertible notes due August 2009 (the "2009 Notes"), and sold $386,000 of the 2009 Notes. The note exchange resulted in a $385,000 improvement in working capital by eliminating $250,000 of current maturities of long-term debt to related parties and $135,000 of current maturities of long-term debt. Related parties exchanged $384,000 of 10% notes for the 2009 Notes and purchased $106,000 of the 2009 Notes. The $386,000 of 2009 Notes sold for cash added approximately $363,000 to working capital, net of expenses. The sale and exchange of the 2010 and 2009 Notes has created additional dilution to shareholders as the additional $1,845,000 of 2010 Notes is convertible into an aggregate of 1,845,000 shares of common stock and the $1,010,000 of 2009 Notes is convertible into an aggregate of 448,889 shares of common stock. In addition, based upon the maturity date, the note payable to Cibola totaling $1,439,000 was reclassified as a current liability at September 30, 2005.

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

     Our equity in operations of unconsolidated affiliates reflected income of $95,000 for the third quarter of 2005 compared to $102,000 for the same period in 2004. The Company recorded $829,000 as its share of earnings from its investment in Cibola Corporation compared to $764,000 for the prior year quarter. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Since Beard management felt this was unlikely, the Company also recorded impairments of $734,000, including our remaining investment of $13,000, and $662,000 for the three months ended March 31, 2005 and 2004, respectively. The interest expense totals include $30,000 to Cibola for each of the three months ended September 30, 2005 and 2004, respectively. These impairments and the interest charges reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received of $66,000 and $73,000 for the third quarter of 2005 and 2004, respectively. The operating results for Cibola Corporation accounted for the decrease, reflecting the expiration of its gas purchase and sales contracts in August of 2005. The minority shareholders have agreed to exercise a call option to repurchase the common stock of Cibola held by us, and the Company's note payable for the stock will be forgiven. No gain or loss will be recognized upon the repurchase other than the $13,000 impairment and we will no longer be a shareholder of Cibola as of December 1, 2005.

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

     Our equity in the operations of unconsolidated affiliates netted to income of $324,000 for the first nine months of 2005 compared to $300,000 for the same period in 2004. These amounts reflect the improved operating results of Cibola Corporation. The Company recorded $2,772,000 as its share of earnings from its investment in Cibola Corporation compared to $2,528,000 for the prior year nine months. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Since Beard management felt this was unlikely, the Company also recorded impairments of $2,435,000 and $2,228,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The interest expense totals include $89,000 to Cibola for each of the nine-month periods ended September 30, 2005 and 2004, respectively. These impairments and the interest charges reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received of $235,000 and $211,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. In addition to the impairment for the Cibola earnings, we impaired our remaining investment of $13,000 in Cibola effective for the third quarter of 2005. The minority common and preferred shareholders have agreed to exercise a call option to repurchase the common stock of Cibola held by us, and the Company's note payable for the purchase of the stock will be forgiven. No gain or loss will be recognized upon the repurchase other than the $13,000 impairment and we will no longer be a shareholder of Cibola as of December 1, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At September 30, 2005, we had long-term debt of $8,804,000, including accrued interest to related entities of $107,000. Debt in the amount of $7,966,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Our $180,000 of 10% Participating Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004 and we then began amortizing the notes with equal payments of principal and interest over the remaining eight quarters. A 10% increase in market interest rates would have increased our interest expense by approximately $6,000. At September 30, 2005, a 10% increase in market interest rates would have reduced the fair value of our long-term debt by $95,000.

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

     31   Rule 13a-14(a)/15d-14(a) Certifications:

     31.1 Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

     31.2 Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

     32   Section 1350 Certifications:

     32.1 Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
_______________

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

                                      (Registrant) THE BEARD COMPANY

                                       /s/ Herb Mee, Jr.
(Date)      April 12, 2006             ____________________________
                                       Herb Mee, Jr., President and
                                       Chief Financial Officer

                                       /s/ Jack A. Martine
(Date)      April 12, 2006             ____________________________
                                       Jack A. Martine, Controller and
                                       Chief Accounting Officer

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