Form 10-K
period 2005-12-31
BEARD CO /OK
filed 2006-04-17
CIK 909992

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

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

(Title of each class)               (Name of each exchange on which registered)
      None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.0006665 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [_]   Accelerated filer [_]  Non-accelerated filer [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on June 30, 2005, was $5,032,000.

The number of shares outstanding of the registrant's common stock as of March 31, 2006 was Common Stock $.0006665 par value - 5,539,210

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

                                THE BEARD COMPANY
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS
PART I
Item 1.     Business.........................................................
Item 1A.    Risk Factors.....................................................
Item 1B.     Unresolved Staff Comments.......................................
Item 2.     Properties.......................................................
Item 3.     Legal Proceedings................................................
Item 4.     Submission of Matters to a Vote of Security Holders..............
Item 4a.    Executive Officers and Significant Employees of the Registrant...

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities......................
Item 6.     Selected Financial Data..........................................
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operation...........................................
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......
Item 8.     Financial Statements and Supplementary Data......................
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................
Item 9A.    Controls and Procedures..........................................
Item 9B     Other Information................................................

PART III
Item 10.    Directors and Executive Officers of the Registrant...............
Item 11.    Executive Compensation...........................................
Item 12.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................

Item 13.    Certain Relationships and Related Transactions...................
Item 14.    Principal Accounting Fees and Services...........................

PART IV
Item 15.    Exhibits and Financial Statement Schedules.......................
SIGNATURES  .................................................................

                                THE BEARD COMPANY

                                    FORM 10-K

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 1. BUSINESS (c) NARRATIVE DESCRIPTION OF OPERATING SEGMENTS, "ITEM 1A, RISK FACTORS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                                     PART I

Item 1. Business.
-----------------

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

     In 1989 BOC founded Beard Investment Company (now The Beard Company) for the purpose of building new businesses which Beard management believed to have either high growth potential or better-than-average profit potential. Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow.

     We have been involved in numerous businesses during the last 28 years, many of them unsuccessful. We have now reduced our operating activities down to four segments:

     o The coal reclamation ("Coal") Segment, which is in the business of operating coal fines reclamation facilities in the U.S.;

     o The carbon dioxide ("CO2") Segment, which has profitably produced CO2 gas since the early 1980's;

     o The China ("China") Segment, which is focusing on the construction and operation of organic chemical compound fertilizer plants in China; and

     o The e-Commerce ("e-Commerce") Segment, whose current strategy is to develop business opportunities to leverage starpay's(TM) intellectual property portfolio of Internet payment methods and security technologies.

     Net Operating Loss Carryforwards. We have approximately $44.9 million of unused net operating losses ("NOL's") available for carryforward, which expire between 2006 and 2008, and approximately $3.5 million in tax depletion carryforwards. The loss of the NOL's would have a negative impact on our future value. If we were to experience an "ownership change" as defined in Section 382 of the Internal Revenue Code, we would be severely limited in our ability to use our NOL's in the future. Our Certificate of Incorporation contains provisions to prevent the triggering of such a change by restricting transfers of shares without the Board of Directors' consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of our outstanding capital stock.

     Effect of Recent Operations on Liquidity. Sustaining the operating activities of our unprofitable Coal, China and e-Commerce segments, plus our overhead, has resulted in a serious outflow of cash during the past several years. We have managed this cash shortfall through a series of financings and the sale of various assets, principally those left over from our discontinued operations. These financings were supplemented by the funds we received from the McElmo Dome litigation (the "Settlement". See "Item 3. Legal Proceedings--McElmo Dome Litigation" for complete details). The financings included private placements of (i) $1,200,000 of 10% Floating Rate Notes due November 30, 2006 (the "2006 Notes") coupled with warrants and a production payment completed in June of 2004, (ii) $2,100,000 of 12% Convertible Subordinated Notes due February 15, 2010 (the "2010 Notes") completed in October of 2004 and January of 2005 and
(iii) $2,004,102 of 12% Convertible Subordinated Notes due August 31, 2009 (the "2009 Notes"). In each case the Notes were offered to accredited investors and sold on a best efforts basis by us and by an investment banking firm which acted as a selling agent.

     The offering of 2009 Notes was commenced in June of 2005. At year-end 2005 a total of $1,135,000 of the 2009 Notes had been sold, including $624,102 of 2009 Notes which were exchanged for 2006 Notes. As of December 31, 2005, the 2010 and 2009 Notes were convertible into 2,100,000 and 504,444 (649,859 at March 31, 2006) shares of the Company's common stock, respectively, and their conversion will create a substantial amount of dilution on our future earnings per share. Sale of the 2010 and 2009 Notes, net of the exchange and legal and other costs associated with the offerings, provided approximately $2,219,000 of net proceeds to us in 2005 and substantially improved our liquidity and working capital position. The net proceeds provided the necessary working capital to "bridge the gap" until our new fertilizer plant in China develops positive cash flow and the financing for the Pinnacle Project (defined below) has been finalized. The 2010 Notes gave the purchasers a security position in certain equipment owned by Beard Technologies, Inc. ("BTI") in the event that we did not obtain sufficient financing to perform the Pinnacle Project.

     We have several projects in various stages of development in the Coal Segment which, subject to arranging necessary financing, we ultimately expect to mature into operating projects. We have finalized a definitive agreement with Pinnacle Mining Company, LLC, a coal mining and energy resources company ("PMC"), to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project" or the "Project"). PMC is a wholly-owned subsidiary of PinnOak Resources, LLC ("PinnOak").

     In February of 2005 we successfully concluded a $900,000 financing for our initial fertilizer manufacturing plant in China. In September of 2005 we announced the opening of the facility. In October of 2005 the plant produced its first inventory and sold its first fertilizer.

     Unless the context otherwise requires, references to us herein include our consolidated subsidiaries, including BOC.

Recent Developments

     Loans from and Agreement with PinnOak Resources. Since September of 2004, when PMC signed an agreement whereby BTI agreed to construct the Pinnacle Project, PinnOak has been anxious for the Project to get started despite the fact that a USDA guaranty needed to secure a $9,000,000 bank loan has not yet been obtained. Accordingly, during the fourth quarter of 2005, PinnOak loaned $1,100,000 to Beard Pinnacle, LLC ("BPLLC") to get construction started.

     On February 8, 2006, we filed a Form 8-K advising that two of our wholly-owned subsidiaries, BTI and BPLLC, had executed an agreement with PinnOak in connection with the Project (the "February 8 Agreement"). The 8-K pointed out that (i) we had previously received and accepted a proposal from a lending institution to provide a $9,000,000 loan for the Project and (ii) that affiliates of PinnOak had agreed to provide $2,800,000 of equity and own 50% of BPLLC. Both commitments are subject to the condition that the USDA guarantees at least 70% of the borrowed amount (the "Guaranty"). At this point our loan application is still being reviewed by the USDA, and there is no assurance that the Guaranty will be forthcoming.

     The agreement provides that if BPLLC has not obtained the Guaranty or a third party loan in an amount sufficient to complete the Project on or before April 1, 2006, PinnOak has committed to assume control of the Project and be responsible for funding or arranging the funding of the Project. If additional funding is needed prior to receipt of the Guaranty, PinnOak has agreed to provide additional loans to BPLLC to finance construction of the Project, and BTI, BPLLC and registrant have agreed to provide certain collateral. As of April 12, 2006 (including the $1,100,000 advanced in 2005 and an additional $875,000 which had been advanced prior to the February 8 Agreement) PinnOak had advanced a total of $5,910,000 to finance the construction. On March 23 the amount of BPLLC's note was increased from $5,100,000 to $9,000,000 and the "trigger date" for certain events was extended from April 1, 2006 to May 1, 2006.

       Fertilizer Sales. To date the production from our fertilizer manufacturing plant near Beijing has lagged significantly behind our original projections and it now appears that it will be at least July or August before we will be able to reach the monthly production rate of 1,935 tons of OCCF we are now projecting as the full production rate of the existing facility. We had originally projected reaching a monthly production rate of 2,667 tons, which we had projected as the targeted production rate of the present facility, in December of 2005. However, initial capacity has been lowered because some of the equipment was downsized to reduce the cost of the facility. In addition, the plant has added equipment to provide a new line of liquid fertilizer which will add to its sales capacity. Despite the slow start, March sales have been encouraging and sales are on the uptrend.

     Because of the delay in reaching our targeted production rate, the plant owners have each had to loan an additional US$40,000 to provide the additional working capital needed until the plant can generate sufficient funds to sustain its own operations. (See "Operations in China---Financing of Initial Fertilizer Manufacturing Plant in China").

     Placement of Convertible Subordinated Notes. During the first quarter of 2006 we sold another $192,851 of 2009 Notes, generating additional working capital of approximately $191,000.

     Bank Credit Facility on Colorado Gas Wells. On March 28, 2006, we closed on a $350,000 reducing revolving credit facility with a local bank secured by a first lien on the production from our eight new gas wells in Yuma County, Colorado. The new credit facility provides an initial borrowing base of $350,000, with such commitment reducing at the rate of $10,000 per month. The loan matures on September 30, 2007, with interest payable monthly at Wall Street Journal Prime Rate plus 150 basis points. As of April 10, 2006, $260,000 has been drawn against the facility. $115,000 of such amount was used to repay loans from related parties; the balance was added to working capital.

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

     The rising price of natural gas has driven the spot price of coal to record levels that have not been seen in the coal industry since the oil crisis of 1974 and 1975. Many energy economists believe that natural gas prices will remain high for many years to come. The strong coal market, plus added pressure from regulatory agencies to more quickly reclaim or re-mine abandoned slurry impoundments, has sparked renewed interest among pond owners and coal operators to quickly move forward with pond recovery projects. Many of these recovery projects had been sitting on the back burner for a number of years because of marginal coal prices and stagnant demand.

     We believe this is an ideal set of circumstances for BTI, which in recent years has been totally focused on pond recovery. During the last seven years, BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines. We have a great deal of expertise in the complicated business of coal pond recovery. We believe that we are the industry leader and that most coal operators contact us first when they are interested in having a pond recovered.

     Projects Under Development. This convergence of high coal prices with added regulatory agency pressure has resulted in BTI having more potential projects on the drawing board than at any other time in its existence. In September of 2004 we announced the signing of an agreement to perform the Pinnacle Project. (See below). The contract has an initial term of six years and is extendible for an additional four years if sufficient coal reserves remain at the end of the initial term.

     Currently, we are actively pursuing seven other projects, all but two of which are located in the Central Appalachian Coal Basin. We also have a number of other projects in the pipeline for follow up once these projects have come to a resolution. We have had more coal producers and utilities call us to discuss projects in the last two years than we had during the previous 13 years of BTI's existence.

     Pinnacle Project. In 2004 we formed Beard Pinnacle, LLC ("BPLLC"), an Oklahoma limited liability company, a subsidiary of BTI. BPLLC was formed to construct and operate a pond fines recovery facility, known as the Pinnacle Project, located at the Smith Branch Coal Refuse Disposal Facility owned by PMC, a subsidiary of PinnOak. The facility is located near Pineville, West Virginia. BTI and PinnOak have executed an agreement regarding the initial equity funding of BPLLC and its development and operation of the Pinnacle Project based upon the premise that BPLLC or its lender would receive a USDA loan guaranty of up to 70% of a $9,000,000 loan. Based upon this premise, the parties commenced construction of the Pinnacle Project in September of 2005 and PinnOak advanced $1,100,000 to finance the construction in 2005. (See "Item 1. Business. General development of business---Recent Developments---Loans from and Agreement with PinnOak Resources" for additional details).

     Although it has not been determined whether the principal financing for the Pinnacle Project will be from the USDA-guaranteed loan or from funding arranged by PinnOak, to date PinnOak has advanced a total of $5,910,000 to cover construction costs. We presently anticipate that we will have initial production from the Project in June of 2006.

     At this point, we cannot determine whether the USDA-guaranteed financing or financing arranged by PinnOak will provide the funds for the Pinnacle Project. Additionally, we cannot assure you that any of the seven pond recovery projects currently under development will proceed.

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


                                         Percent of
                                        Consolidated
                                       Revenues from
           Fiscal Year                   Continuing
              Ended                      Operations
              -----                      ----------
             12/31/05                       3.8%
             12/31/04                       19.4%
             12/31/03                       9.9%


     As of December 31, 2005, the segment was not dependent on a single customer. Loss of all of the segment's customers at that time would not have a material adverse effect on the segment nor on us. Assuming BPLLC is a consolidated subsidiary in 2006, the Pinnacle Project is expected to account for more than 90% of segment revenues and approximately 44% of consolidated revenues. Early termination of this Project would have a material adverse effect on the segment and on us in such year. However, as additional projects under development by the segment have been negotiated and finalized, such dependence will be lessened.

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

     Carbon Dioxide (CO2) Properties

                                                    [GRAPHIC OMITTED]


     McElmo Dome. The McElmo Dome field in Dolores and Montezuma Counties in western Colorado is a 240,000-acre unit which produces CO2 gas.

     We own a 0.53814206% working interest (0.4526611% net revenue interest) and an overriding royalty interest equivalent to a 0.0920289% net revenue interest in the Unit, giving us a total 0.5446900% net revenue interest.

     Deliveries of CO2 gas are transported through a 502-mile pipeline to the Permian Basin oilfields in West Texas where such gas is utilized primarily for tertiary oil recovery. Kinder Morgan CO2 Company, L.P. serves as operator of the unit. There are 52 producing wells, ranging from 7,634 feet to 8,026 feet in depth, that produce from the Leadville formation at individual rates of up to 55 million cubic feet per day. McElmo Dome is believed to be the largest producing CO2 field in the world. The Four Corners Geological Society in 1983 estimated that the field contained 17 trillion cubic feet ("TCF") of CO2. The gas is approximately 98% CO2.

       In 2005 we sold 1,902,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $.60 per Mcf. In 2004, we sold 1,787,000 Mcf attributable to our working and overriding royalty interests at an average price of $.42 per Mcf. In 2003 we sold 1,529,000 Mcf attributable to our working and overriding royalty interests at an average price of $.33 per Mcf. We were underproduced by 48,000 Mcf on the sale of our share of McElmo Dome gas at year-end 2005.

     As the result of the recent increase in oil prices, CO2 demand for tertiary recovery and McElmo Dome production has increased accordingly. CO2 production, which averaged 784 million cubic feet per day in 2003, increased to 887 million cubic feet per day in 2004, and increased further to 957 million cubic feet per day in 2005. We have been advised by the operator that the field is now capable of producing 1.2 billion cubic feet per day.

     We consider our ownership interest in the McElmo Dome Field to be one of our most valuable assets. At year-end 2005 the field had produced 5.048 TCF of CO2, leaving 11.952 TCF of remaining reserves. The operator reported that the Unit contains more than 10 TCF of reserves (54.5 BCF to our net interest). As a result of the settlement of the McElmo Dome litigation, the recent improvement in oil prices and the increased demand and improved pricing for CO2, we now believe that our interest in the field has a fair market value of approximately $7.8 million versus a book value of $329,000 at year-end 2005.

     Our interest in the McElmo Dome Field is subject to a deed of trust lien in the amount of approximately (i) $389,000 in favor of a holder of our 2009 Notes and (ii) $2,783,000 in favor of a related party.

     Anticipated Improvement in Pricing as a Result of the McElmo Dome Settlement. In addition to establishing a cash settlement fund to settle the litigation, the McElmo Dome Settlement Agreement also provided for the monitoring of pipeline tariffs, minimum prices and funding for a CO2 Claims Committee to enforce these provisions. (See "Item 3. Litigation"). We anticipate additional improvement in pricing from the above. Moreover, we are continuing to investigate marketing our share of the CO2 through other parties at a higher price.

     Bravo Dome. We also own a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. Bravo Dome is believed to be the second largest producing CO2 field in the world. At December 31, 2005, we had produced 670,000 Mcf of CO2 gas which is presently in storage. We sold no CO2 gas from Bravo Dome in 2005, 2004 and 2003. Our solid CO2 segment, which was sold in 1997, had previously provided the market for such gas. We are continuing our efforts to market our share of the gas at a reasonable price, but such efforts have to date been unsuccessful.

     Occidental Petroleum Corporation operates the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

     Net CO2 Production. The following table sets forth our net CO2 production from McElmo Dome for each of the last three fiscal years:

                                     Net CO2
         Fiscal Year               Production
            Ended                     (Mcf)
            -----                     -----
           12/31/05                1,902,000
           12/31/04                1,787,000
           12/31/03                1,529,000

     Average Sales Price and Production Cost. The following table sets forth our average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last three fiscal years:

                                Average Sales              Average Lifting
        Fiscal Year             Price Per Mcf               Cost Per Mcf
           Ended                   of CO2                      of CO2
           -----                   ------                      ------
         12/31/05                   $0.60                      $0.07
         12/31/04                   $0.42                      $0.06
         12/31/03                   $0.33                      $0.06

     Market Demand and Competition. Our principal market for CO2 is for injection into mature oil fields in the Permian Basin, where industry demand is expected to grow modestly for the next several years. Our primary competitors for the sale of CO2 include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain CO2 reserves, and Petro-Source Carbon Company, which gathers waste CO2 from natural gas production in the Val Verde Basin of West Texas. There is no assurance that new CO2 sources will not be discovered or developed, which could compete with us or that new methodologies for enhanced oil recovery will not replace CO2 flooding.

     Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years. Our CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2005, approximately 95% of our revenues from the sale of CO2 gas was derived from Kinder Morgan, L.P. and approximately 5% was derived from Exxon Mobil.

                               Percent of
                              Consolidated
                              Revenues from
    Fiscal Year                Continuing
     Ended                     Operations
     -----                     ----------
     12/31/05                     84.6%
     12/31/04                     77.6%
     12/31/03                     85.7%

     Under the existing operating agreements, so long as any CO2 gas is being produced and sold from the field, we have the right to sell our undivided share of the production to either Kinder Morgan or Exxon Mobil and also have the right to sell such production to other users. During 2005 Kinder Morgan was offering a slightly higher price than Exxon Mobil, so more of the segment's production was sold to Kinder Morgan. We believe that the loss of either Kinder Morgan or Exxon Mobil as a customer would have a material adverse effect on the segment and on us.

     Productive Wells. Our principal CO2 properties are held through our ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2005, we held a working interest in a total of 396 gross (0.45 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

                                        Number of Wells
                                        ---------------
            State                     Gross         Net
            -----                     -----         ---
Colorado.............................  46          0.248
New Mexico........................... 350          0.205
    Total............................ 396          0.453

     Financial Information. Financial information about our CO2 gas operations is contained in our Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

                               OPERATIONS IN CHINA

     Background Information. In 1998 we opened an office in the People's Republic of China (the "PRC" or "China"). In 1999 we established a Representative Office in Beijing. In 2001 Beijing Beard Bio-Tech Engineering Co., Ltd. ("BTEC"), a Chinese corporation, was organized as a wholly-owned subsidiary to serve as the operating entity for all of the China Segment's activities in the PRC. In 2002 we formed BEE, a wholly-owned Oklahoma limited liability company, to serve as the parent company of BTEC and all of the segment's subsidiaries in the PRC. In February of 2005 BEE and a private investor formed BEE/7HBF, LLC which is owned 50% each by BEE and the private investor. This new entity then formed a wholly foreign-owned enterprise ("WFOE") in China, called Xianghe BH Fertilizer Co., Ltd. ("XBH"), that serves as the marketing arm for the fertilizer we produce in China and controls and manages the segment's initial fertilizer manufacturing plant in the PRC.


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

     Organic-Chemical Compound Fertilizer Initiatives. China, which is the world's fourth largest country in area, is also the world's most heavily populated country, with a population of almost 1.3 billion. China categorizes about 800 million of their population as "farmers." The average sized farm is less than two acres. In order to earn a subsistence living, China's farmers must, if possible, multi-crop the same plot of soil, frequently using hybrid crop varieties with greater yields that stress the soil much more so than non-hybrid crops. To ensure production, fertilizers are used with each planting, which increases soil stress. This abusive farming practice has, over time, resulted in damaged, less productive soil. Working with the top agronomists and academicians in the Chinese agricultural community, we have developed a concept to mitigate this problem by manufacturing organic chemical compound fertilizers ("OCCF"). The end result is a line of environmentally friendly fertilizers utilizing organics derived from waste materials that, due to their abundance, are a serious environmental nuisance in China.

     Formulation of Product. The formulation of our products will be based on the target crops and determined by leading soil scientists at China Agricultural University in Beijing and agronomists in each province. Our production will amount to less than about 5% of total fertilizer demand in each of the provinces in which we are planning to construct a facility. We believe that the sales price for our products will be commensurate with and that the quality will be superior to other similar products presently available. We expect to receive strong support for our products from these senior scientists and from the Provincial authorities. Based on these and other factors, we are confident that our products will be well received by the agricultural community once they have had an opportunity to test them.

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

     BEE will pay a license fee prior to the start up date of each plant which utilizes the REUSE technology. For biosolid plants, such fee will be determined by the design biocell capacity of each plant. The fee for a biosolid plant will range from $125,000 to $250,000 depending upon the size of the plant. The license fee for a municipal solid waste plant will be higher due to the complexity of the plant and equipment involved. If either type of plant is later expanded, BEE will pay a supplemental license fee equal to 10% of the construction cost of the plant enhancement. BEE will also pay a quarterly royalty payment to REUSE for each metric ton of compost sold.

     BEE has placed the marketing of the REUSE technology on hold pending completion and successful startup of our initial fertilizer manufacturing plant described below, which will be used to showcase our OCCF technology.

     Financing of Initial Fertilizer Manufacturing Plant in China. In February of 2005 we announced that a private investor had agreed to finance the cost of our initial fertilizer manufacturing facility in the PRC. Beard Environmental Engineering, L.L.C. ("BEE") and the investor have formed a limited liability company, BEE/7HBF, LLC ("BEE/7HBF") which is expected to own all of our fertilizer operations in China. BEE/7HBF then formed XBH to serve as the marketing arm for the fertilizer we produce in China and control and manage the day-to-day operations of the facility. The investor and BEE each made a $50,000 cash contribution to and have a 50% ownership and equity in BEE/7HBF. The investor loaned $850,000 of additional funds to BEE/7HBF in the first half of 2005 to fund the capital costs and pre-operating costs of the facility. The lender can look only to available funds of BEE/7HBF for repayment, and neither we nor BEE will be liable for repayment of the loan.

     The initial plant is located near Beijing and produces a new, environmentally friendly, OCCF. The new fertilizer will use up to 62% less chemicals and yet provide superior performance as compared to chemical fertilizers presently used in the PRC. The plant was initially targeted to produce about 32,000 metric tons annually. However, in order to reduce the initial cost of the facility, it was later scaled back to a capacity of approximately 23,000 metric tons of OCCF per year. In addition, the plant has added equipment to produce a new line of liquid fertilizer which will add to its sales capacity. The facility has been sized to permit production capacity to be more than doubled to meet future market demand. The plant produced and shipped its initial product in October of 2005.

     Method of Distribution. Our OCCF is distributed primarily through warehouse distributors who purchase our product in bulk and then market directly to end users who are primarily farmers. Presently, XBH distributes its production through small to mid-size warehouse distributors. These are fertilizer distributors that maintain one or more warehouses stocked with various fertilizer products and distribute on demand to 50 or more retail outlets. Some of the retail outlets may also be owned by the warehouse distributor, but the majority are independently owned or are part of a chain of retail outlets. Orders received from the warehouse distributor are generally priced Ex-Factory.

     Sources and Availability of Raw Materials. We maintain at least two qualified sources of all raw materials necessary for producing our OCCF product. In addition, our purchasing department is continuously seeking better pricing while maintaining quality.

     Backlog. At December 31, 2005, XBH had a backlog of orders believed to be firm in the amount of US$20,000. All of such orders are expected to be filled within the current fiscal year.

     Dependence of the Segment on a Single Customer. As of December 31, 2005, XBH was not dependent upon a single customer. Loss of all of the segment's customers at that time would not have a material adverse effect on the segment nor on us. The segment recorded its initial revenues of US$29,000 in December of 2005 and accounted for only 2.1% of consolidated revenues. The segment generated no revenues in 2004 and 2003.

     Principal Products and Services. The principal products and services supplied by our China Segment are the manufacture and production of OCCF. It may later utilize proprietary technology licensed from others for the manufacture of a portion of its production.

     Facilities. XBH leases office, manufacturing and appurtenant space in Xianghe County, Hebei Province, located about 37 miles southeast of Beijing. The facility is sited on about 22 acres of land in an industrial development and is comprised of a workshop (approximately 30,000 square feet, three-story office building with third-floor apartments (approximately 9,500 square feet/floor), finished-goods warehouse (approximately 11,000 square feet), dormitory and shower/mechanical building (approximately 2,500 square feet), two guardhouses and a coal storage building. The total area under roof is approximately 74,500 square feet.

     Market Demand and Competition. The China Segment must compete against significantly larger companies, as well as a number of small independent concerns. Competition is largely on the basis of technological expertise, product quality and customer service.

     Seasonality. Fertilizer sales in China are subject to seasonal swings in demand. In general, producers of row crops (e.g., wheat, corn and cotton) in our market area of China purchase fertilizers during two major buying seasons. Fertilizer is used at an increased rate in early spring to provide the boost winter crops require to become active again and to carry their growth through to harvest. Orders for spring sales begin in September and run through November. Again in the fall, fertilizer usage is increased as farmers prepare their fields for planting winter crops. Orders for winter sales, although not as significant as fall sales orders, begin in March and run through May. Alternately, greenhouse growers in this part of China generally have three growing seasons as a result of the type of vegetable crops raised there. Fertilizer sales into this market tend to be much less seasonal. As opposed to row crops farmers, who have two major application events each year, greenhouse growers apply fertilizers to their crops over a longer period of time during the growth cycle of the crop.

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

     On March 28, 2003, starpay finalized a Patent License Agreement with Universal Certificate Group LLC ("UCG"), a private company based in New York City. UCG has developed a universal online gift certificate that is accepted as payment at hundreds of online stores through its subsidiary, GiveAnything.com, LLC. The Agreement, which remains in effect for the term of the patent, grants to UCG the exclusive, worldwide license to use, improve, enhance or sublicense the Voucher Patent. Under the Agreement, starpay received a license fee payable annually for three years plus a royalty payable semi-annually during the patent term. starpay also shares in any license fees or royalties paid to UCG for any sublicenses. UCG has the exclusive right to institute any suit for infringement under the Agreement. starpay has the right to jointly participate in any suit, in which case any damages obtained will be shared according to the fees and expenses borne by each party. UCG has the option to terminate the Agreement at any time without liability.

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


                                        Percent of
                                        Consolidated
                                       Revenues from
           Fiscal Year                   Continuing
              Ended                      Operations
              -----                      ----------
             12/31/05                       2.2%
             12/31/04                       3.0%
             12/31/03                       4.2%


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

     It is not possible to reliably estimate the amount or timing of our future expenditures relating to environmental matters because of continually changing laws and regulations, and the nature of our businesses. We cannot accurately predict the scope of environmental or worker safety legislation or regulations that will be enacted. Our cost to comply with newly enacted legislation or regulations affecting our business operations may require us to make material expenditures to comply with these laws. We do not presently include environmental exposures in our insurance coverage. Should we become involved with projects having environmental exposure, we believe we will have no difficulty in obtaining environmental coverage adequate to satisfy our probable environmental liabilities. As of this date, we are not aware of any environmental liability or claim that could reasonably be expected to have a material adverse effect upon our present financial condition.


                             OIL AND GAS OPERATIONS

     In January of 2005 we announced that we were back in the oil and gas business. We reported that in recent years our wholly-owned subsidiary, BOC, has filed on a number of federal and state oil and gas leases. One of the leases which BOC acquired was a 640-acre tract covering all of Section 36, Township 3 North, Range 48 West, in Yuma County, Colorado.

     In January of 2004 BOC entered into a farmout agreement with Vista Resources ("Vista") of Pittsburgh, Pennsylvania. Vista has now drilled eight wells in the Niobrara Formation on the farmout lands. Under the farmout arrangement, BOC was carried for a 22.5% working interest in the initial well in which it owns a 3.6% overriding royalty interest until payout and a 22.5% working interest (19.6875% net revenue interest) thereafter. We paid our 22.5% share of the cost of the additional wells. All eight of the wells were completed as gas producers in the Niobrara Formation at a depth of approximately 2,800 feet. The wells were placed on production in the fourth quarter of 2005, and are currently producing at an average rate of approximately 65-70 MCF per day from each well. If we can convince Vista to add additional compression equipment we are hopeful that the production rate can be increased to 100-150 MCF per day which we feel can be done without impairing the future economics of the reservoir. Our share of the production from these wells totaled $86,000 in 2005.

     BOC also has a 4.5% overriding royalty interest in 12 wells which produce coal bed methane gas from the Mesaverde Formation from a 317 acre tract in
Section 1, Township 41 North, Range 71 West, Campbell County, Wyoming. Our share of production from these wells totaled $8,000 in 2005.

     In addition to the producing tracts in Colorado and Wyoming, BOC owns undeveloped leases covering 41 acres in Colorado, 4,510 acres in Mississippi, 33 acres in Nebraska and 11,230 acres in Wyoming, a total of 15,814 acres.


                           OTHER CORPORATE ACTIVITIES

     Other Assets. During the last six years we have disposed of most of the assets related to our discontinued operations. However, we still have a few remaining assets and investments which we are in the process of liquidating as opportunities materialize. At year-end 2005 such assets consisted primarily of the residue of an iodine extraction plant and related equipment, drilling rig components and related equipment, wastewater storage tanks and a real estate limited partnership in which we are a limited partner. All of such assets are reflected on our books for less than their anticipated realizable value. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in our ongoing business activities or redeployed into newly targeted opportunities.

     Office and Other Leases. We lease office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2006, at a current annual rental of $81,000. In addition, our subsidiaries lease space at other locations as required to serve their respective needs.

     Employees. As of December 31, 2005, we employed 85 full time and two part time employees in all of our operations, including five full time employees and two part time employees on the corporate staff.

(d)  Financial information about foreign and domestic operations and export
---  ----------------------------------------------------------------------
     sales.
     ------

     See Item 1(c) for a description of foreign and domestic operations and export sales.


Item 1A.  Risk Factors.
--------  -------------

     Lack of Profitable Operations in Recent Periods. Although we were profitable in 2004 as a result of the McElmo Dome Settlement (see "Item 3. Legal Proceedings---McElmo Dome Litigation" for complete details), we have suffered net operating losses during each of the last seven years. Until we can demonstrate the ability to generate positive cash flow from operations, this shortcoming will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

     There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

     Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. However, such deficiency increased to ($5,983,000) at year-end 2005 and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in both our China and Coal Segments this year. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all.

     We have substantial indebtedness and may not have enough revenues to pay our debts. As of December 31, 2005, we had $8,669,000 of total debt outstanding, including $132,000 of accrued interest to an affiliate of the Chairman, $1,631,000 of which is due in 2006. If we obtain the USDA Guaranty for a loan for the Pinnacle Project, $1,100,000 of the $1,631,000 of debt due in 2006 would be repaid to PinnOak from the proceeds of the USDA Guaranteed loan. If we do not obtain the USDA Guaranty for the Pinnacle Project, PinnOak has agreed to either fund or arrange for funding of the project and we expect to replace the current note with a long term note with a term of three and one-half to four years, which would also defer all or a portion of the $1,100,000 principal payable to PinnOak in 2006. We, or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

     Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have ten firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. Approximately 42% of our 5,539,000 outstanding shares are held by management and another 8.5% are held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 287,000 shares, presently exercisable warrants and options totaling 708,000 shares, notes convertible into 2,604,000 shares at year-end 2005 (2,750,000 at March 31, 2006), and a total of 598,000 shares at year-end 2005 (566,000 shares at March 31, 2006) in two DSC Plans scheduled for distribution in 2006 and future years.

     History of Delays in Finalizing New Coal Projects. We have experienced delays in the past in finalizing our new coal projects. We may experience additional delays in the future. Although we have signed a definitive agreement on the Pinnacle Project, it is uncertain at this time whether the ultimate financing will come from a bank and guaranteed by the USDA, or be provided or arranged by the pond owner. Accordingly, the terms of the financing are uncertain at this time. No definitive contracts have been signed in connection with the other projects currently under development in the Coal Segment, nor has any financing been arranged to date for these projects. Continued delays in finalizing our new coal projects may have a material adverse effect on us.

     History of Delays in Finalizing Projects in China. We have experienced delays in the past in finalizing projects in China and may experience additional delays in the future. In early 2005 we successfully arranged the financing for our initial project. Although the project was completed under budget and in a timely manner, we have failed to achieve our projected rate of market penetration and the project is now several months behind budget. Continued delays in finalizing our new projects in China, or delays in meeting budgeted projections, may have a material adverse effect on us.

     starpay Intellectual Property Rights; Copying by Competitors. We have identified at least three competitors that offer services that potentially conflict with starpay's intellectual property rights. If we are unable to protect our intellectual property rights from infringement, we may not be able to realize the anticipated profit potential from the e-Commerce Segment.

     Failure to Achieve a Settlement or Win a Judgment in the Lawsuit Against Visa. In connection with the lawsuit against Visa, we have agreed to bear one-half of the out-of-pocket expenses (excluding legal fees) borne by the law firm handling the case. At this point it is difficult to estimate the maximum exposure for such expenses, or the length of time before the matter might be resolved. However, if our operating results do not improve going forward and we are unable to pay our share of the expenses, then we would be faced with reducing our potential recovery from any settlement or judgment.

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

Item 1B. Unresolved Staff Comments.
-------  --------------------------

     Not applicable.

Item 2.  Properties.
-------  -----------

     See Item 1(c) for a description of properties.

Item 3.  Legal Proceedings.
------   ------------------

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

     McElmo Dome Litigation. In 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the "Defendants"). Plaintiffs' complaint alleged damages caused by Defendants' wrongful determination of the value of CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations" at pages 10-12) and the corresponding wrongful underpayment to Plaintiffs.

     A Settlement Agreement was signed in 2001 (the "Settlement"). The Settlement became final in 2003 and we received our $1,151,000 share of the first installment of the Settlement. We received additional installments totaling $2,943,000 in 2004. We expensed all of our share, totaling $450,000, of the costs of the litigation. The Settlement proceeds resulted in net income of $3,976,000, after alternative minimum taxes of $118,000.

     Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the litigation. A mediation held in Denver in March of 2005 was unsuccessful. In July of 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion on the merits of several issues currently in dispute concerning implementation of the Settlement Agreement. The advisory opinion, which was not binding on the parties, failed to resolve the matter and in October 2005 the parties agreed to proceed to binding arbitration. The three arbitrators selected held a preliminary hearing in Albuquerque on March 1, 2006. The parties presented their respective positions concerning various procedural issues and established a scheduling and procedure order. A hearing on the merits is scheduled to be held in Albuquerque on June 26-30, 2006, with an award to be issued within 30 days thereafter. The Company estimates that, if all of the matters in dispute should be resolved in the Plaintiffs' favor, the Company could receive as much as $540,000 for our share of the money in dispute.

     It should be noted that the matters which are currently the subject of arbitration do not include additional sums which may be owed to Plaintiffs for 2005 and subsequent years. If the arbitration results in an award to Plaintiffs, it is anticipated that additional money will ultimately be owed to Plaintiffs for the later periods.

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

     The Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit until such time as its outcome has been determined. Presently approximately $735,000 remains in the defense fund. Once the case has been resolved, any remaining funds net of costs will be distributed to the Coalition members, including us. In March of 2004 the Court dismissed the claims against the attorneys and several of the claims against the managers but gave the Plaintiff the opportunity to make additional arguments as to why other claims should not be dismissed. In April of 2004 Plaintiff asked the Court not to dismiss the remaining claims and moved to file a Second Amended Complaint against the managers and, for the first time, against the Coalition. In May of 2004 the Defendants asked the Court to deny Plaintiff's new Complaint and have been waiting for the Court's Order since then. We consider the Plaintiff's claims to be without merit. We will receive approximately 22% of the remaining funds, if any, once the suit has been resolved.

     Visa Litigation. In May of 2003 our 71%-owned subsidiary, starpay.com, l.l.c., along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of U.S. Patent No. 5,903,878 (the "VIMachine Patent") that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. In July of 2003, the Plaintiffs filed an Amended Complaint. The suit seeks damages and injunctive relief (i) related to Visa's infringement of the VIMachine Patent; (ii) related to Visa's breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa's pending patent application; and (iv) under California's common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay's intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

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

     In February of 2004 Defendants filed an Answer to Plaintiffs' Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that they be found not to infringe the VIMachine Patent. Visa asked for other related relief based on these two allegations.

     In April and May 2004, Plaintiffs filed their Patent Infringement Contentions and a supplement thereto detailing Visa's alleged infringement of the majority of the patent claims depicted in the VIMachine Patent. Subsequently, in May of 2004, Defendants filed Preliminary Invalidity Contentions requesting the VIMachine Patent be found invalid.

     From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the 878' patent claims. A hearing regarding patent claim construction (a "Markman hearing") was held in October of 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. On January 4, 2005, Magistrate Judge Sanderson filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. Judge Sanderson found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the Magistrate's recommendations in the form of an appeal to District Judge Lindsey and are awaiting the Court's final ruling on claim construction issues.

     In July of 2005 the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the "Phillips Case"). That is, instead of relegating the case to a three-judge panel, it was heard by the entire Federal Circuit bench. The Federal Circuit attempted to explain how the operative language in patents is to be interpreted. One key question before the Court was to which sources of information the trial court should refer when construing patent claims.

     Subsequent to the Federal Circuit's decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson's Report and Recommendation respective to the Markman hearing in light of the Federal Circuit's en banc decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held in November of 2005. On January 19, 2006, Magistrate Judge Sanderson filed his final Report and Recommendation on the Markman issues to District Judge Lindsay who will in turn provide the Court's final ruling on claim construction issues. In his report Judge Sanderson found no reason to change any portions of his recommendations filed on January 4, 2005, in light of the Federal Circuit's decision in the Phillips Case. We anticipate a final Markman ruling may occur as early as mid-April 2006. Thereafter, a revised Scheduling Order will be prepared setting out a new trial date.

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

     In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. In an October 2004, news release, Visa depicted Verified by Visa as "the leading security standard for authentication of Internet transactions." In this release Visa announced that Verified by Visa had "recorded an increase of close to 200% in the number of transactions for the quarter ending in September 2004," and that "total Verified by Visa card volume for the first nine months of 2004 was $5.4 billion." In April of 2005 Visa announced that "transaction volume during the first quarter of 2005 had increased more than 230% over last year." Towards the end of 2005 Visa announced that Verified by Visa had "$7 billion in volume during the first half of the year......a 194% year-over-year increase." Since late 2005,
Plaintiffs have not seen or received public information bearing on the transaction volume within the Verified by Visa system.

     Both sides anticipate filing dispositive motions this year, probably during the summer. Until Judge Lindsey rules regarding pending claim construction issues, there is no scheduling order in place. Plaintiffs will push for a trial in calendar 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4a.  Executive Officers and Significant Employees of the Registrant.
--------  ---------------------------------------------------------------

     The table below sets forth the age, positions with us and the year in which each person first became our executive officer or significant employee. All positions are held with us unless otherwise indicated, and such persons are part of the corporate staff serving us and all of our subsidiaries unless otherwise indicated.

                                                                                                    Executive Officer
                                                                                                     Or Significant
                                                                                                       Employee of
                                                                                                     Beard or Beard
           Name                                   Principal Positions<F6>                               Oil Since         Age
           ----                                   --------------------                                  ---------         ---
     W. M. Beard                               Chairman of the Board and
                                               Chief Executive Officer<F1><F2>                          June 1969          77
    Herb Mee, Jr.                        President & Chief Financial Officer<F1><F2>                  November 1973        77
  Philip R. Jamison                      Chairman - Beard Technologies, Inc.<F3>                      February 1997        67
    C. David Henry                        President - Beard Technologies, Inc.                          July 2004          52
                                              and Beard Pinnacle, LLC<F4>
   Riza E. Murteza        President & CEO - Beard Environmental Engineering, L.L.C.
                      Chairman - Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd.           November 1998        76
                             Chairman, President & CEO - Xianghe BH Fertilizer Co., Ltd.<F4>
   Marc A. Messner              President - Advanced Internet Technologies, L.L.C.,
                                        Sole Manager - starpay.com, l.l.c.<F6>
                                and Vice President Corporate Development of the Company                April 1999          44
   Jack A. Martine                      Controller and Chief Accounting Officer                       October 1996         56
   Rebecca G. Voth                              Secretary and Treasurer<F2>                             July 1997          46
_______________

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


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters.
         --------

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a)  Market information.

     Our common stock trades on the OTC Bulletin Board ("OTCBB") under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations A for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

        2005<F1><F2>         High              Low
        ------------         ----              ---
Fourth quarter              $2.60            $0.90
Third quarter                2.75             1.75
Second quarter               2.85             1.70
First quarter                3.00             0.52

        2004<F1><F2>         High              Low
        ------------         ----              ---
Fourth quarter              $0.83            $0.52
Third quarter                1.25             0.35
Second quarter               1.00             0.115
First quarter                0.275            0.10
_______________

<F1>
     The reported quotations were obtained from the OTCBB Web Site. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quotations reflect the high best bid and low best bid for each quarter. One market maker has frequently quoted a bid of $0.01 per share, and at other times a bid of $.0001 per share, and such bids are not considered to reflect a realistic bid for the shares.
<F2>
     All of the 2004 quotations prior to August 6, 2004, have been adjusted to reflect the 2-for-1 stock split effected at the close of business on that date.

(b)  Holders.

     As of March 31, 2006, the Company had 428 record holders of common stock.

(c) Dividends.

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

(d)  Securities authorized for issuance under equity compensation plans<F1>.

        Plan category                Number of securities to              Weighted-average        Number of securities remaining
                                     be issued upon exercise              exercise price of        available for future issuance
                                 of outstanding options, warrants       outstanding options,         under equity compensation
                                            and rights                   warrants and rights        plans (excluding securities
                                                                                                     reflected in column (a))
                                               (a)                               (b)                            (c)
                               -------------------------------------    ----------------------    --------------------------------
     Equity compensation              1993 SO Plan -   26,250<F2>                $2.08<F2>                       None
  plans approved by security
           holders                  2003-2 DSC Plan - 580,155<F3>                $0.53<F3>                       None
  Equity compensation plans           2005 SO Plan -   45,000<F4>                $2.70<F4>                      55,000
   not approved by security
           holders                   2005 DSC Plan -   17,935<F5>                $1.46<F5>                      82,065
                               -------------------------------------    ----------------------    --------------------------------
            Total              All Plans           -  669,340                    $0.76                         137,065
                               =====================================    ======================    ================================
_______________

<F1>
     The numbers shown in the above table are as of December 31, 2005.
<F2>
     The 1993 Stock Option Plan, as amended and as adjusted for subsequent stock splits, authorized the issuance of 412,500 shares of common stock. Stockholders approved the initial plan and all subsequent amendments. The Plan terminated on August 26, 2003.
<F3>
     The 2003-2 Deferred Stock Compensation Plan, as amended, which authorized 800,000 shares to be issued, was approved by the stockholders at the 2004 Annual Stockholders' Meeting. At the time the Plan was terminated on November 17, 2005, a total of 797,812 Stock Units had been credited to the Participants' Stock Unit Accounts based upon the Participants' deferral of $425,100 of Fees or Compensation. At year-end 2005, 217,653 shares had been distributed to the Participants, 4 fractional shares had been cashed out, and 580,155 additional shares remained to be distributed to Participants who had elected the equal annual installments distribution method. As of March 31, 2006, an additional 56,242 shares had been distributed, leaving 523,913 shares to be issued.
<F4>
     The 2005 Stock Option Plan, which authorized the issuance of 100,000 shares of common stock to be issued, was adopted by the Board of Directors on June 9, 2005. The Plan will be presented for approval by stockholders at the 2006 Annual Stockholders' Meeting.
<F5>
     The 2005 Deferred Stock Compensation Plan, which authorized 100,000 shares to be issued, was adopted by the Board of Directors on November 17, 2005. As of December 31, 2005, a total of 17,935 Stock Units had been credited to the Participants' Stock Unit Accounts based upon the Participants' deferral of $26,150 of Fees or Compensation. As of March 31, 2006, a total of 42,495 shares had been credited to the Participants' Accounts, based upon the Participants' deferral of $55,850 of Fees or Compensation. The Plan will be presented for approval by stockholders at the 2006 Annual Stockholders' Meeting.

Item 6.  Selected Financial Data.
-------  ------------------------

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 38 of this report.

                                               2005       2004       2003      2002        2001
                                               ----       ----       ----      ----        ----
                                                   (in thousands, except per share data)
Statement of operations data:
   Revenues from continuing operations       $ 1,379    $   972    $   593    $   469    $   602

   Interest income                                19          3          1        119        177

   Interest expense                             (999)      (694)      (637)      (519)      (326)

   Earnings (loss) from continuing
      operations                              (2,302)       937     (1,490)    (4,391)    (1,453)

   Earnings (loss) from discontinued
      operations                                 142         --       (121)      (223)      (868)<F1>

   Net earnings (loss)                        (2,160)       937     (1,611)    (4,614)    (2,321)

   Net earnings (loss) attributable to
      common shareholders                     (2,160)       937     (1,611)    (4,614)    (2,321)

   Net earnings (loss) per share<F2>:
    Basic:
         Earnings (loss) from continuing
              operations                       (0.39)      0.18      (0.33)     (1.05)     (0.37)
         Earnings (loss) from discontinued
              operations                        0.02       0.00      (0.02)     (0.05)     (0.21)
         Net earnings (loss)                   (0.37)      0.18      (0.35)     (1.10)     (0.58)
    Diluted:
         Earnings (loss) from continuing
              operations                       (0.39)      0.14      (0.33)     (1.05)     (0.37)
         Earnings (loss) from discontinued
              operations                        0.02       0.00      (0.02)     (0.05)     (0.21)
         Net earnings (loss)                   (0.37)      0.14      (0.35)     (1.10)     (0.58)

Balance Sheet Data:
   Working capital                            (2,448)      (994)      (854)      (303)       281

   Total assets                                4,464      2,712      2,380      2,703      5,497

   Long-term debt (excluding
       current maturities)                     7,038      5,393      6,322      5,680      3,952

   Convertible preferred stock                   889        889        889         --         --

   Redeemable preferred stock                     --         --         --        889        889

    Total common shareholders' equity
                    (deficiency)              (5,983)    (4,144)    (5,333)    (4,833)      (344)
_______________

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


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

     The following discussion addresses the significant factors affecting our results of operations, financial condition, liquidity and capital resources. Such discussion should be read in conjunction with our financial statements including the related notes and our selected financial information.

Overview
--------

     General. In 2005 we operated within the following operating segments: (1) the Coal Reclamation Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China Segment, and (4) the e-Commerce Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is focusing on the construction and operation of plants that manufacture environmentally friendly organic chemical compound fertilizer ("OCCF") in China. The e-Commerce Segment is engaged in a strategy to develop business opportunities to leverage starpay's intellectual property portfolio of Internet payment methods and security technologies.

     In 2005 our continuing operations reflected a loss of $2,302,000 compared to earnings of $937,000 in 2004 and a loss of $1,490,000 in 2003.

     Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of our unprofitable segments. Such discontinued operations contributed earnings of $142,000 in 2005 compared to losses of $-0- and $121,000 in 2004 and 2003, respectively. See "Discontinued Operations" below.

     Now that the McElmo Dome litigation has been settled, we are focusing our primary attention on the Coal, China and e-Commerce Segments, which we believe have significant potential for growth and profitability.

     We have other assets and investments that we have been liquidating as opportunities have materialized.

     Operating results for 2005, 2004 and 2003 continue to be impacted by the lack of a major coal reclamation contract since January of 1999. Termination of our last such contract (see "Coal Reclamation Activities---The MCN Projects") has resulted in a severe decline in the segment's revenues---from $8,585,000 in 1998 down to $52,000 in 2005---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $516,000 in 2003, $682,000 in 2004 and $783,000 in 2005. $6,000 of the 2003 loss resulted from impairments of long-lived assets within the segment.

     Operating profit of the CO2 Segment in 2005 increased $364,000, or 62%, from the prior year, as a result of both increased production and higher pricing. The operating losses of the China Segment increased to $787,000 in 2005 compared to $549,000 for the prior year as the segment incurred increased costs associated with the construction and initial operations of its first fertilizer plant in China. $336,000 of the losses incurred by the segment during the year were incurred by the LLC which owns our fertilizer manufacturing operations and by its wholly-owned subsidiary, Xianghe BH Fertilizer Co., Ltd. The operating loss of the e-Commerce Segment increased to $139,000 from $124,000 the previous year as a result of increased expenses associated with its lawsuit against VISA. The operating loss from corporate activities at the parent company level increased $27,000, or 3%, primarily as a result of increased amortization of capitalized costs associated with debt. The Company's overall results for 2005 were disappointing - a loss of $2,302,000 compared to earnings of $937,000 in 2004. While revenues for 2005 increased $407,000, expenses increased $424,000 compared to 2004 and the bottom line was severely impacted by a $305,000 increase in interest expense. Further, the results for 2004 reflected the receipt of $2,943,000 for the second and third installments of the McElmo Dome settlement with no comparable income amount in 2005.

     Operating profit of the CO2 Segment in 2004 increased $222,000, or 61%, from the prior year, as a result of both increased production and higher pricing. The operating losses of the China Segment decreased to $549,000 in 2004 from $724,000 for the prior year as the segment incurred fewer administrative costs associated with the termination of a relationship with a former technology partner in China. The operating loss of the e-Commerce Segment increased to $124,000 from $100,000 the previous year as a result of increased expenses associated with its lawsuit against VISA. The operating loss from corporate activities at the parent company level decreased $231,000, or 20%, primarily as a result of lower professional fees and a reduction in amortization of capitalized costs associated with our debt offerings. The year reflected a reversal of our fortunes---going from a loss of $1,611,000 in 2003 to earnings of $937,000 in 2004, primarily reflecting (i) the receipt of $2,943,000 as the second and third installments of the McElmo Dome settlement versus $1,151,000 the prior year, (ii) a $379,000 increase in total revenues, and (iii) a reduction in operating costs of $59,000.

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

     The recurring net losses and overall declines in financial condition and liquidity raise substantial doubts about our ability to continue as a going concern, as expressed in the independent auditors' opinion on page 40.

Liquidity and capital resources
-------------------------------

     Capital investments. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used in) operations during 2005, 2004 and 2003 were $(1,888,000), $328,000, and $(851,000), respectively, while capital additions from continuing operations were $2,097,000, $217,000 and $55,000, respectively, as indicated in the table below:

                     2005         2004        2003
                     ----         ----        ----
Coal             $1,504,000   $  183,000   $    7,000

Carbon dioxide       26,000       33,000       33,000
China               279,000           --           --

e-Commerce               --        1,000           --

Other               288,000           --       15,000
                 ----------   ----------   ----------
Total            $2,097,000   $  217,000   $   55,000
                 ==========   ==========   ==========

     Our 2006 capital expenditure budget has tentatively been set at $9,130,000. This includes the capital cost of the Pinnacle Project, but does not include the cost of any additional recovery plants that may be constructed by the Coal Segment since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing. It also does not include the cost of doubling the production capacity of the fertilizer manufacturing facility in China, since the timing of the increase has not yet been determined, and the funds for such increase, if it should occur, will need to come from the cash flow of the present facility.

     Liquidity. The Coal Segment produced a healthy profit in 1998, but has since operated unprofitably. Activity commenced in China in late 1998 and in the e-Commerce Segment in early 1999, but both are still essentially start-up operations. Sustaining the operating activities of our three unprofitable segments, plus our overhead, has resulted in a serious outflow of cash during the past three years. We have managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from our discontinued operations. A $2,783,000 long-term line of credit from an affiliate of the Chairman, secured by our working and overriding royalty interests in the McElmo Dome Field, has been periodically extended and currently matures in April of 2008.

     Two private placements of notes and warrants totaling $629,000 were completed in February and July of 2003. Three additional private placements were completed in June and December of 2004 and January of 2005 for gross proceeds of $3,300,000, of which $1,455,000 was received in 2004. In addition, we borrowed $200,000 from a related party in November 2003, $103,000 from an unconsolidated subsidiary in December 2003, and $125,000 from a bank in February and March of 2004. Such funds were needed to "bridge the gap" until the distribution of the McElmo Dome settlement had been completed. Receipt of the second and third installments from the McElmo Dome litigation improved our balance sheet and income statement. We received $1,162,000 of the settlement in July of 2003, and $2,826,000 and $117,000 in March and May of 2004, respectively. Upon receipt of the second installment, we were able to eliminate $2,620,000 of our total indebtedness. (See "Item 3. Legal Proceedings---McElmo Dome Litigation").

     We borrowed an additional $200,000 from the unconsolidated subsidiary in November of 2004 to provide needed working capital until the $2,100,000 private placement was completed in January of 2005. Another private placement was commenced in June of 2005 and $1,135,000 of the notes had been sold by year-end, $624,102 of which were received in exchange for one of the earlier issues. We had sold another $193,000 of these notes by March 31, 2006. On March 28, 2006, we obtained a $350,000 credit facility from a local bank which has been used to provide us with additional working capital since that date. See "Item 1. Business. General development of business. Recent Developments---Bank Credit Facility on Colorado Gas Wells").

     Our activities in 2003 were primarily funded by the proceeds from two private placements of notes and warrants, by loans from related parties or an affiliate and by the sale of assets. Our activities in 2004 and 2005 were primarily funded from the proceeds of four additional private placements. Future cash flows and availability of credit are subject to a number of variables, including demand for our coal reclamation services and technology, continuing demand for CO2 gas, demand for the installation of fertilizer manufacturing facilities in China and the e-Commerce Segment's success (i) in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property or (ii) resulting from its ongoing Visa litigation.

     During 2005 we reduced our working capital by $1,504,000 to $(2,448,000) in 2005 from $(994,000) at year-end 2004. The Coal Segment used $1,918,000 to purchase equipment and $801,000 to fund operating losses. The China Segment required $818,000 to fund net advances for operations and $430,000 to purchase equipment. Another $139,000 was used to fund the startup activities of the e-Commerce Segment. We repaid $634,000 in debt and $510,000 in accrued interest expense. Other corporate activities utilized approximately $811,000 of working capital. The bulk of these expenditures were funded by an additional $4,338,000 in debt, $1,172,000 from the sale of carbon dioxide and $246,000 from the sale of assets.

     As a result, at December 31, 2005, we were in a negative working capital position with working capital of $(2,448,000), and a current ratio of 0.25 to 1. We expect our working capital position to be improved in 2006 as a result of the Pinnacle Project operations. At this juncture it is uncertain whether the $9,000,000 loan for the Pinnacle Project will come from a loan arranged by the pond owner or from the bank if the USDA guaranty is obtained. We anticipate that this determination will occur no later than May of 2006 and that our agreements with PinnOak (some of which are still in the final negotiation stage) will be finalized at that point. In either event the pond owner will be obligated, once the remaining draft agreements have been finalized and executed, to reimburse us in June for overhead charges through May totaling $370,000, plus approximately $377,000 for BTI equipment and other project expenses incurred but not yet billed to the Pinnacle Project. Regardless of the source of funding, construction on the project is moving forward rapidly and we expect to have first coal production and start generating cash flow in June of 2006. In addition, if the USDA guaranty is obtained, a portion of the $9,000,000 bank loan will be utilized to pay off the loans from PinnOak, so $1,100,000 of the working capital deficit will go away. If the USDA guaranty is not obtained, and PinnOak arranges for the funding of the project, BPLLC's short-term note to PinnOak will be replaced by a $9,000,000 note with a term of approximately three and one-half to four years. If PinnOak assumes control of the project, BPLLC will be owned 75% by PinnOak and 25% by BTI, instead of the 50% ownership each Company now has of BPLLC.

     In addition to the $747,000 cash infusion from the Pinnacle Project discussed above, we expect to generate cash of at least $50,000 from the disposition of the remaining assets from two of our discontinued segments, and can sell certain other assets to generate cash if necessary. Moreover, we believe it is likely that we will receive up to $500,000 as a result of the binding arbitration scheduled to be held at the end of June, 2006. Although we believe that we have a strong position in this matter, there is no assurance that the matters in dispute will be resolved in our favor. See "Item 3. Legal Proceedings. McElmo Dome Litigation."

     Our principal business is coal reclamation, and this is where management's operating attention is primarily focused. $5,910,000 has already been advanced by PinnOak to finance construction on the Pinnacle Project. The Coal Segment is actively pursuing seven other projects which it has under development. With the exception of the Pinnacle Project, no definitive contracts have been signed and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     In addition, our initial fertilizer manufacturing plant in China commenced production in October of 2005. Although sales have developed much more slowly than anticipated, recent sales have been encouraging. As a result, we now anticipate that the plant will be generating positive cash flow during the last six months of 2006, in which case we will no longer be burdened with carrying the overhead in China.

     We incurred losses from continuing operations totaling $2,855,000 during the past three years. The Company realized net earnings from discontinued operations totaling $21,000 during such period as the bulk of the assets of the four discontinued segments were sold. The problems from the discontinued segments are now behind us and management expects to dispose of the few assets remaining from such operations in 2006. We will pursue the sale of such assets as opportunities become available.

     Once the Pinnacle Project and the China fertilizer plant start generating positive cash flow, the outlook for the Company will significantly improve. Although we feel there is a high degree of certainty that both projects will achieve this result, there is no assurance that such will be the case. If, on the other hand, both projects achieve their targeted objectives, we will have taken a major step toward restoring our credibility and putting ourselves on the path to profitability.

     It is essential that these projects move forward quickly. If that does not occur, we must pursue additional outside financing, which would likely involve further dilution to our stockholders. Our selected liquidity highlights for the past three years are summarized below:

                                                                  2005           2004           2003
                                                                  ----           ----           ----
Cash and cash equivalents                                     $   363,000    $   127,000    $   216,000
Accounts and other receivables, net                               215,000        167,000         89,000

Asset sales                                                       246,000         63,000        234,000

Assets of discontinued operations held for resale                  20,000         40,000         55,000

Liabilities of discontinued operations held for resale             42,000         95,000         92,000
Trade accounts payable                                            717,000        177,000        133,000
Current maturities of long-term and short-term debt             1,631,000        774,000        698,000
Long-term debt                                                  7,038,000      5,393,000      6,322,000
Working capital                                                (2,448,000)      (994,000)      (854,000)
Current ratio                                                   0.25 to 1      0.27 to 1      0.32 to 1
Net cash provided by (used in) operations                      (1,888,000)       328,000       (851,000)

     In 2005, we had positive cash flow of $236,000. Operations of the Coal, China, and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,676,000 (See "Results of operations---Other corporate activities" below).

     Our investing activities utilized cash of $1,499,000 in 2005. Proceeds from the sale of assets provided cash of $246,000. Net distributions from our investment in Cibola and a real estate partnership provided cash of $241,000. Acquisitions of property, plant and equipment and intangible assets used $2,097,000 of the cash outflow.

     Our financing activities provided cash flows of $3,623,000 in 2005. We received net cash of $4.258,000 from our borrowings and from the exercise of warrants and utilized $634,000 for payments on lines of credit and term notes.

     At December 31, 2005 we had no available lines of credit. However, at March 31, 2006 we had cash and cash equivalents of $287,000, plus available credit of $150,000, primarily as a result of the $350,000 reducing revolving credit facility closed in March of 2006 with a local bank.

     Material Trends and Uncertainties. We recorded a net loss of $2,160,000 in 2005 compared with net earnings of $937,000 in 2004 and a net loss of $1,611,000 in 2003. 2004 results benefited from the $2,943,000 received from the McElmo Dome settlement. We have generated operating losses for seven consecutive years. The recent trend had been positive until 2005. We recorded an operating loss of $1,717,000 in 2005 versus operating losses of $1,700,000 in 2004 and $2,138,000 in 2003, respectively. Despite the amount of debt that we have incurred in recent years, we believe that we have the ability to finance our Coal and China projects on a project financing basis, as demonstrated by the financing of our initial fertilizer plant in China and the Pinnacle Project in West Virginia. At the corporate level, future borrowings will likely be dependent upon our ability to generate positive cash flows from operations. It is unlikely that additional borrowings will be made available to us from a related party. We will continue to pursue USDA-guaranteed loans for our Coal projects, but there is no assurance we will be successful in such efforts. As discussed above, it is critical that we achieve positive cash flow on our Coal and China projects this year. If we do not achieve positive cash flow on our Coal and China projects this year, we may be forced to raise additional capital, which would likely further dilute our shareholder holdings. We cannot assure you that we would be able to raise additional capital on acceptable terms, or at all.

     Our 2005, 2004 and 2003 financial results were burdened by impairments of long-lived assets totaling $-0-, $-0- and $82,000, benefited from earnings from discontinued operations totaling $142,000 in 2005 and were burdened by losses from discontinued operations totaling $-0- and $121,000, respectively in 2004 and 2003. At year-end 2005 our total assets, net of current assets of $820,000, had been written down to $3,644,000. $329,000 of this amount consisted of our McElmo Dome properties which generated revenues of $1,172,000 and operating profits of $949,000 in 2005. We believe it is highly unlikely that there will be any significant impairments going forward. Nor do we anticipate having any additional losses from the operations of the discontinued segments going forward. On the other hand, 2003 and 2004 financial results benefited from the McElmo Dome settlement in the gross amount of $1,162,000 and $2,943,000, respectively. The Settlement is a non-recurring item, so we will not have this benefit in the future except to the extent that McElmo Dome operating results may benefit from improved pricing or reduced pipeline charges as a result of the Settlement.

     In addition, the Company recorded impairments of investments and other assets of $4,465,000, $3,087,000 and $2,159,000 related to its investment in Cibola Corporation for the years 2005, 2004 and 2003, respectively. While the Company owned 80% of the common stock of Cibola through November 30, 2005, it did not have financial or operating control of this gas marketing subsidiary. After considering the impairments mentioned, the Company recorded net earnings of $338,000, $409,000 and $357,000 for 2005, 2004 and 2003, respectively, from its investment in Cibola which represented actual distributions to the Company under terms of an agreement with Cibola which was terminated on December 1, 2005.

     One uncertainty we are facing is the amount of litigation expense the e-Commerce Segment will incur in 2006 and possibly 2007 related to the litigation against Visa. It is difficult to estimate how much the segment's one-half of the out-of-pocket expenses (excluding legal fees) associated with such litigation may total. However, we believe that the anticipated improved results from the Coal, China and CO2 Segments, will take care of such expenses.

Results of operations
---------------------

     General. We discontinued four of our segments, all of which were unprofitable, during the period from 1998 to 2001. Management has since been focusing its attention on making the remaining operations profitable. We have now succeeded in bringing our initial fertilizer project in China on-line, and anticipate that the Pinnacle Project will be on stream in June of 2006. Subject to obtaining the necessary financing, we believe we are now getting close to bringing one or more of the other projects under development in the Coal Segment to reality. If not, as mentioned above, we will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

     Operating profit (loss) for the last three years for our remaining segments is set forth below:

                                           2005           2004           2003
                                           ----           ----           ----
Operating profit (loss):
    Coal                              $  (783,000)   $  (682,000)   $  (516,000)
    Carbon dioxide                        949,000        585,000        363,000
    China                                (787,000)      (549,000)      (724,000)
    e-Commerce                           (139,000)      (124,000)      (100,000)
                                      -----------    -----------    -----------
                  Subtotal               (760,000)      (770,000)      (977,000)
   Other - principally corporate         (957,000)      (930,000)    (1,161,000)
                                      -----------    -----------    -----------
                  Total               $(1,717,000)   $(1,700,000)   $(2,138,000)
                                      ===========    ===========    ===========

     Following is a discussion of results of operations for the three-year period ended December 31, 2005.

     Coal reclamation. As a result of the recent change of direction, we have focused much of our attention on coal reclamation. The following table depicts segment operating results for the last three years:

                             2005         2004         2003
                             ----         ----         ----
Revenues                  $  52,000    $ 189,000    $  59,000
Operating costs            (520,000)    (719,000)    (441,000)
SG&A                       (305,000)    (135,000)    (129,000)
Other expenses              (10,000)     (17,000)      (5,000)
                          ---------    ---------    ---------
Operating profit (loss)   $(783,000)   $(682,000)   $(516,000)
                          =========    =========    =========

     The 2005 operating loss for the segment was $101,000 greater than that of 2004 largely due to no active projects and limited lab analysis activity. In addition, the segment incurred greater SG&A type expenses as it prepared for the Pinnacle project which is expected to begin production in 2006. The 2004 operating loss reflects the negative impact of the early termination of a contract that did not work out as expected. The 2003 operating losses included $6,000 of impairments of long-lived assets. Except for the aforementioned contract, no new projects were undertaken during the three year period. However, the industry climate has improved dramatically in recent months due to the increase in coal and natural gas prices, and the outlook for the segment has correspondingly improved, with seven other projects currently under development including two new projects since the beginning of 2005.

     Carbon dioxide. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our two carbon dioxide producing units in Colorado and New Mexico. These units also provide very minor amounts of revenue from the sale of oil, natural gas and sulphur. The following table depicts operating results for the last three years:

                         2005           2004           2003
                         ----           ----           ----
Revenues             $ 1,172,000    $   754,000    $   508,000
Operating expenses      (181,000)      (128,000)      (106,000)
DD&A                     (42,000)       (41,000)       (39,000)
                     -----------    -----------    -----------
Operating profit     $   949,000    $   585,000    $   363,000
                     ===========    ===========    ===========

     The following table shows the trend in production volume, sales prices and lifting cost for the three years:

                                    2005           2004             2003
                                    ----           ----             ----
Net production (Mcf)             1,902,000       1,787,000       1,529,000
Average sales price per Mcf    $     0.60      $      0.42     $      0.33
Average lifting cost per Mcf   $     0.07      $      0.06     $      0.06

     As evidenced by the above, revenues, production, sales prices and lifting costs per Mcf are all trending up. More importantly, the operating margin continues to trend upward. As a result of additional development drilling in the field in 2003-2004, the increase in oil prices which has increased the demand for CO2, and the anticipated continuing improvement in CO2 pricing as a result of the McElmo Dome settlement, we look for continuing improvement in the outlook for the CO2 Segment in 2006.

     China. In 2003 and most of 2004 the China Segment focused its attention on the financing and construction of fertilizer plants utilizing composting technology licensed from third parties. These efforts were unsuccessful; accordingly, in the fall of 2004 the segment shifted its focus to the concept of a much smaller mini-plant which would not utilize the licensed technology. The initial mini-plant was constructed in 2005 and began operations in the fourth quarter of 2005, recording the segment's first revenues of $29,000. The segment had no revenues in 2004 or 2003, and recorded $802,000, $548,000 and $724,000 of operating and SG&A expenses in 2005, 2004 and 2003, respectively, while pursuing its various marketing efforts. The segment recorded operating losses of $787,000, $549,000 and $724,000 attributable to its operations in China for the years 2005, 2004 and 2003, respectively.

     e-Commerce. In early 1999, we began developing our proprietary concept for an Internet payment system through starpay. starpay recorded its initial revenues of $25,000 in 2003 and $29,000 and $31,000 in 2004 and 2005,
respectively. The segment recorded $168,000, $147,000 and $119,000 of SG&A expenses, respectively, in 2005, 2004 and 2003. Operating results for 2004 and 2005 were burdened with additional expenses associated with the segment's ongoing litigation against VISA and, as a result, operating losses increased from $100,000 in 2003 to $124,000 in 2004 and to $139,000 in 2005.

     Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $957,000 in 2005, $930,000 in 2004 and $1,161,000 in 2003. The increased operating loss in 2005 compared to 2004 was due to higher professional fees associated with the search for project financing and increased amortization of capitalized costs associated with our subordinated debt, including a $51,000 charge for capitalized costs associated with an unsuccessful search for new financing. The $231,000 decrease in the operating loss for 2004 compared to 2003 was attributable to a $58,000 reduction in professional fees and other SG&A costs, a $91,000 drop in amortization costs associated with our subordinated debt, and the fact that there was no impairment of leases in 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased to $861,000 in 2005 from $870,000 in 2004 after decreasing from $923,000 in 2003. The $9,000 decrease in 2005 compared to 2004 was the result of reductions in many types of expenses, none of which were individually significant. The $53,000 decrease in 2004 was primarily attributable to lower professional fees associated with the issuance of our debt.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased to $187,000 in 2005 after decreasing to $92,000 in 2004 from $169,000 in 2003. The increase in 2005 was due to higher depreciation costs associated with the plant in China and increased amortization expense associated with the issuance of debt in 2005. The decrease in 2004 was the result of lower amortization costs associated with the issuance of our subordinated debt. The lower amortization expense was the result of such costs being amortized over a longer term than in the prior year.

     Impairment of long-lived assets. In 2003 we recognized $82,000 of impairment of long-lived assets as required by Financial Accounting Standards Board ("FASB") No. 144. Assets in the Coal Segment were impaired $6,000 in 2003 while the remaining $76,000 of the 2003 impairments related to assets unrelated to the operating segments. No such impairments were required in 2004 or 2005.

     Interest income. Interest income increased to $19,000 in 2005 after increasing to $3,000 in 2004 from $1,000 in 2003. The increases are from short-term investments associated with increased levels of cash on hand as a result of our debt offerings.

     Interest expense. Interest expense increased to $999,000 in 2005 from $694,000 in 2004 and from $637,000 in 2003 reflecting the increased level of debt in each year as we borrowed to meet our working capital and operating needs and to fund the Coal and China ventures. These amounts include $109,000 for 2005 and $119,000 for both 2003 and 2004 paid to Cibola Corporation for Beard's investment in Cibola.

     Equity in earnings of unconsolidated affiliates. Our equity in earnings of unconsolidated affiliates reflected net earnings of $336,000, $495,000 and $354,000 for 2005, 2004 and 2003, respectively, after the impairments discussed below. Our equity in the operating losses of our affiliate in China reflected a loss of $357,000 for 2002, the second year of conducting the operations in China in this format, and $-0- for both 2003 and 2004, respectively.

     Offsetting our share of the losses of the affiliate in China was our share of the earnings of Cibola Corporation ("Cibola"). Although we owned 80% of the common stock of Cibola, we did not have operating or financial control of this gas marketing subsidiary which was formed in 1996. We recorded $4,803,000, $3,496,000 and $2,515,000 representing our 80% share of the earnings of Cibola for 2005, 2004 and 2003, respectively. Due to the terms of an agreement with the minority and preferred shareholders of Cibola, however, that provided that the net worth of Cibola would have to reach $50,000,000 before we could begin to receive our 80% share of any excess over $50,000,000, we also recorded impairments of $4,451,000, $3,087,000 and $2,159,000 for the years 2005, 2004 and 2003, respectively. Beard also wrote off $13,000 of its remaining investment in Cibola in the third quarter of 2005. Cibola, then, contributed a net $230,000, $290,000 and $238,000 of our financial net income for fiscal years 2005, 2004 and 2003, respectively, after netting the interest charges above and these impairments against our 80% share of earnings, pursuant to this agreement. The agreement was terminated, according to its terms, by the minority common and preferred shareholders effective December 1, 2005. Cibola did not reach the aforementioned net worth position and accordingly we received from Cibola only the net amounts recorded above and already distributed. In addition, in 2004, we recorded $86,000 in earnings from our investment in JMG-15, a real estate partnership in Texas that sold a parcel of land during the year, compared to losses of $2,000 for each of the years 2005 and 2003, respectively, from this partnership.

     Gain on sale of assets. Gains from the sale of assets totaled $64,000, $14,000 and $1,000 in 2005, 2004 and 2003, respectively. Such gains reflected proceeds from the sale of certain assets sold in such years.

     Impairment of investments and other assets. The Company recorded impairments of $4,465,000, $3,087,000 and $2,159,000 for the years 2005, 2004 and 2003, respectively, which reduced the recorded earnings attributable to the Company's investment in Cibola to the actual distributions received under the terms of an agreement which was terminated by the minority and preferred shareholders on December 1, 2005.

     Income taxes. We have approximately $48.4 million of net operating loss carryforwards and depletion carryforwards to reduce future income taxes. Based on our historical results of operations, it is not likely that we will be able to fully realize the benefit of our net operating loss carryforwards which begin expiring in 2006. At December 31, 2005 and 2004, we have not reflected as a deferred tax asset any future benefit we may realize as a result of our tax credits and loss carryforwards. Our future regular taxable income for the next three years will be effectively sheltered from federal income tax as a result of our substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum taxes of $35,000, $118,000 and $-0- for 2005, 2004 and 2003, respectively. It is anticipated that we will continue to incur minor alternative minimum tax in the future, despite our carryforwards and credits.

     Discontinued operations. Bolstered by gains totaling $155,000 from the sales of equipment, discontinued operations recorded net earnings of $142,000 for the year 2005. As mentioned in the Overview above, our financial results from the discontinuance of these four segments were burdened by losses of $-0-and $121,000, respectively, in 2004 and 2003. As of December 31, 2005, the assets and liabilities of discontinued operations held for resale totaled $20,000 and $42,000, respectively. We believe that all of the assets of the discontinued segments have been written down to their realizable value. See Note 4 to the financial statements.

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

Impact of Recently Adopted Accounting Standards
-----------------------------------------------
In November of 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs be excluded from the costs of inventory and expensed when incurred. This standard is effective for fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 151 effective January 1, 2006. The adoption of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

In December of 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an acceptable alternative. As allowed by the Securities and Exchange Commission, SFAS 123R must be adopted at the beginning of the next fiscal year that begins after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006. The Company believes that the effects of implementing SFAS 123R will not be significantly different from the pro forma disclosures.

In May of 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FADB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS 154 is required for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this new standard effective January 1, 2006. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

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

Revenue Recognition
-------------------
We recognize revenue when it is realized or receivable and earned. Revenue from the CO2 Segment is recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. Revenue from the sale of inventory produced by our China Segment is recognized when the product is shipped or delivered. License fees from the e-Commerce segment are recognized over the term of the agreement.

Off-Balance Sheet Arrangements
------------------------------

We do not have any material off-balance sheet arrangements.

Contractual Obligations
-----------------------

The table below sets forth our contractual cash obligations as of December 31, 2005:

                                                                   Payments Due By Period
                                 -------------------------------------------------------------------------------------------
Contractual                                                                                                    2011 and
Obligations                           Total               2006            2007-2008           2009-2010          Beyond
-----------------------------    ----------------    ---------------    --------------     ---------------    --------------
Long-term debt obligations          $ 11,234,000         $2,327,000         $4,383,000          $4,524,000           $    -
Capital lease obligations                 47,000              9,000             22,000              16,000                -
Operating lease obligations              780,000            302,000            339,000             139,000                -
Purchase obligations                           -                  -                  -                   -                -
Other long-term liabilities                    -                  -                  -                   -                -
                                 ----------------    ---------------    --------------    ----------------    --------------
           Total                    $ 12,061,000         $2,638,000         $4,744,000         $ 4,679,000           $    -
                                 ================    ===============    ==============    ================    ==============


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

     At December 31, 2005, we had notes receivable of $20,000 and total debt of $8,669,000, including accrued interest to related parties of $132,000 and an accrued production payment totaling $366,000. Debt in the amount of $6,916,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. The remaining outstanding $154,000 principal balance of our $1,200,000 of 10% Participating Notes bears interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4% with a floor of 10%. The Notes required payment of interest only until November 30, 2004. The Company then began amortizing the notes with equal payments of principal and interest over the remaining eight quarters. At December 31, 2005, interest was accruing on these notes based on a rate of 11.25%. Another $1,100,000 note in the Coal Segment is accruing interest at WSJ Prime plus 2%, or 9.25%, at year-end. A 10% increase in market interest rates above the year-end rates would have increased our interest expense by less than $5,000. At December 31, 2005, a 10% increase in market rates above the 10% floor would have reduced the fair value of our long-term debt by $83,000.

     We have no other market risk sensitive instruments.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                       The Beard Company and Subsidiaries
                          Index to Financial Statements
                    Forming a Part of Form 10-K Annual Report
                    to the Securities and Exchange Commission
                                                                          Page
                                                                         Number
                                                                         ------

Report of Independent Registered Public Accounting Firm.....................

Financial Statements:

   Balance Sheets, December 31, 2005 and 2004...............................

   Statements of Operations, Years ended December 31, 2005, 2004 and 2003...

   Statements of Shareholders' Equity (Deficiency), Years ended December
     31, 2005, 2004 and 2003................................................

   Statements of Cash Flows, Years ended December 31, 2005, 2004 and 2003...

   Notes to Financial Statements, December 31, 2005, 2004 and 2003..........

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
The Beard Company
Oklahoma City, Oklahoma

We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                           COLE & REED, P.C.


Oklahoma City, Oklahoma
April 12, 2006

                                          THE BEARD COMPANY AND SUBSIDIARIES
                                                    Balance Sheets
                                                                           December 31,            December 31,
                                       Assets                                  2005                    2004
                                                                       ---------------------   ----------------------
Current assets:
     Cash and cash equivalents                                              $       363,000          $       127,000
     Accounts receivable, less allowance for doubtful
        receivables of $80,000 in 2005 and $97,000 in 2004                          215,000                  167,000
     Inventories                                                                    149,000                        -
     Prepaid expenses and other assets                                               67,000                   32,000
     Current maturities of notes receivable                                           6,000
     Assets of discontinued operations held for resale                               20,000                   40,000
                                                                       ---------------------   ----------------------
              Total current assets                                                  820,000                  366,000
                                                                       ---------------------   ----------------------

Note receivable, less allowance for doubtful receivable of
     $30,000 in 2005 and 2004 (note 6)                                               14,000                        -

Restricted certificate of deposit                                                    50,000                   50,000

Investments and other assets, net of impairment
     of $17,064,000 in 2004 (note 5)                                                 36,000                1,560,000

Property, plant and equipment, at cost (note 7)                                   4,779,000                2,090,000
     Less accumulated depreciation, depletion and amortization                    1,512,000                1,457,000
                                                                       ---------------------   ----------------------
              Net property, plant and equipment                                   3,267,000                  633,000
                                                                       ---------------------   ----------------------

Intangible assets, at cost (note 8)                                                 523,000                  292,000
     Less accumulated amortization                                                  246,000                  189,000
                                                                       ---------------------   ----------------------
              Net intangible assets                                                 277,000                  103,000
                                                                       ---------------------   ----------------------

                                                                            $     4,464,000          $     2,712,000
                                                                       =====================   ======================


                 Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Trade accounts payable                                                 $       717,000          $       177,000
     Accrued expenses (note 3)                                                      878,000                  314,000
     Short-term debt - related entities (note 9)                                  1,100,000                  200,000
     Current maturities of long-term debt (note 9)                                  215,000                  241,000
     Current maturities of long-term debt - related entities (note 9)               316,000                  333,000
     Liabilities of discontinued operations held for resale                          42,000                   95,000
                                                                       ---------------------   ----------------------
              Total current liabilities                                           3,268,000                1,360,000
                                                                       ---------------------   ----------------------

Long-term debt less current maturities (note 9)                                   1,268,000                  428,000

Long-term debt - related entities (note 9)                                        5,770,000                4,965,000

Other long-term liabilities                                                         133,000                  103,000

Minority interest in consolidated subsidiary                                          8,000                        -

Common shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding                                                             889,000                  889,000
     Common stock of $.0006665 and $.001333 par value per share;
         15,000,000 and 7,500,000 authorized; 5,472,968 and 4,839,565
         shares issued and outstanding in 2005 and 2004, respectively                 4,000                    3,000
     Capital in excess of par value                                              38,509,000               38,193,000
     Accumulated deficit                                                        (45,374,000)             (43,214,000)
     Accumulated other comprehensive loss                                           (11,000)                 (15,000)
                                                                       ---------------------   ----------------------
              Total common shareholders' equity (deficiency)                     (5,983,000)              (4,144,000)
                                                                       ---------------------   ----------------------

Commitments and contingencies (notes 4, 10, and 14)
                                                                            $     4,464,000          $     2,712,000
                                                                       =====================   ======================

See accompanying notes to financial statements.


                                                THE BEARD COMPANY AND SUBSIDIARIES
                                                     Statements of Operations
                                                                                          Year Ended December 31,
                                                                         -------------------------------------------------------
                                                                               2005                2004              2003
                                                                         ------------------  -----------------  ----------------
Revenues:
     Coal reclamation                                                        $      52,000       $    189,000       $    59,000
     Carbon dioxide                                                              1,172,000            754,000           508,000
     China                                                                          29,000                  -                 -
     e-Commerce                                                                     31,000             29,000            25,000
     Other                                                                          95,000                  -             1,000
                                                                         ------------------  -----------------  ----------------
                                                                                 1,379,000            972,000           593,000
                                                                         ------------------  -----------------  ----------------

Expenses:
     Coal reclamation                                                              825,000            854,000           570,000
     Carbon dioxide                                                                181,000            128,000           106,000
     China                                                                         802,000            548,000           724,000
     e-Commerce                                                                    168,000            147,000           119,000
     Selling, general and administrative                                           861,000            870,000           923,000
     Depreciation, depletion and amortization                                      187,000             92,000           169,000
     Impairment of long-lived assets (notes 1, 7, 8 and 16)                              -                  -            82,000
     Other                                                                          72,000             33,000            38,000
                                                                         ------------------  -----------------  ----------------
                                                                                 3,096,000          2,672,000         2,731,000
                                                                         ------------------  -----------------  ----------------

Operating profit (loss):
     Coal reclamation                                                             (783,000)          (682,000)         (516,000)
     Carbon dioxide                                                                949,000            585,000           363,000
     China                                                                        (787,000)          (549,000)         (724,000)
     e-Commerce                                                                   (139,000)          (124,000)         (100,000)
     Other, principally corporate                                                 (957,000)          (930,000)       (1,161,000)
                                                                         ------------------  -----------------  ----------------
                                                                                (1,717,000)        (1,700,000)       (2,138,000)

Other income (expense):
     Interest income                                                                19,000              3,000             1,000
     Interest expense                                                             (999,000)          (694,000)         (637,000)
     Equity in net earnings of unconsolidated affiliates                         4,801,000          3,582,000         2,513,000
     Impairment of investments and other assets (notes 1, 5, 7, 8 and 16)       (4,465,000)        (3,087,000)       (2,159,000)
     Gain on settlement                                                                  -          2,943,000         1,151,000
     Gain on sale of assets                                                         64,000             14,000             1,000
     Minority interest in operations of unconsolidated subsidiaries                 42,000                  -                 -
     Other                                                                         (12,000)            (6,000)         (222,000)
                                                                         ------------------  -----------------  ----------------
Earnings (loss) from continuing operations before income taxes                  (2,267,000)         1,055,000        (1,490,000)

Income tax (expense) benefit  (note 11)                                            (35,000)          (118,000)                -
                                                                         ------------------  -----------------  ----------------

Earnings (loss) from continuing operations                                      (2,302,000)           937,000        (1,490,000)

Discontinued operations (note 3):
     Earnings from discontinued brine extraction/iodine manufacturing
         activities                                                                 44,000             21,000                 -
     Loss from discontinued interstate travel facilities activities                      -                  -            (9,000)
     Earnings (loss) from discontinued natural gas well servicing activities        98,000            (21,000)         (112,000)
                                                                         ------------------  -----------------  ----------------
     Earnings (loss) from discontinued operations                                  142,000                  -          (121,000)
                                                                         ------------------  -----------------  ----------------

Net earnings (loss)                                                          $  (2,160,000)      $    937,000       $(1,611,000)
                                                                         ==================  =================  ================

Net earnings (loss) attributable to common shareholders (note 4)             $  (2,160,000)      $    937,000       $(1,611,000)
                                                                         ==================  =================  ================

Net earnings (loss) per average common share outstanding: Basic (notes 1 and
   12):
     Earnings (loss) from continuing operations                              $       (0.39)      $       0.18       $     (0.33)
     Earnings (loss) from discontinued operations                                     0.02                  -             (0.02)
                                                                         ------------------  -----------------  ----------------
     Net earnings (loss)                                                     $       (0.37)      $       0.18       $     (0.35)
                                                                         ==================  =================  ================

Net earnings (loss) per average common share outstanding: Diluted (notes 1 and
   12):
     Earnings (loss) from continuing operations                              $       (0.39)      $       0.14       $     (0.33)
     Earnings (loss) from discontinued operations                                     0.02                  -             (0.02)
                                                                         ------------------  -----------------  ----------------
     Net earnings (loss)                                                     $       (0.37)      $       0.14       $     (0.35)
                                                                         ==================  =================  ================

Weighted average common shares outstanding:
     Basic                                                                       5,888,000          5,215,000         4,542,000
                                                                         ==================  =================  ================
     Diluted                                                                     5,888,000          6,478,000         4,542,000
                                                                         ==================  =================  ================

See accompanying notes to financial statements.


                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                           Total
                                                                                                Accumulated                Common
                                                                      Capital in                   Other               Shareholders'
                                     Preferred           Common        Excess of   Accumulated Comprehensive Treasury      Equity
                                  Shares  Stock     Shares    Stock    Par Value      Deficit  Income (loss)  Stock     (Deficiency)
                                  ----------------  ----------------  -----------  ----------- ------------ ---------  -------------
Balance, December 31, 2002              - $      -  3,657,690 $3,000  $38,207,000  $(41,182,000) $(15,000) $(1,846,000) $(4,833,000)

  Net loss                              -        -          -      -            -    (1,611,000)        -            -   (1,611,000)
  Comprehensive loss:
    Foreign currency translation
     adjustment                         -        -          -      -            -             -         -            -            -

                                                                                                                        -----------
  Total comprehensive loss              -        -          -      -            -             -         -            -   (1,611,000)
                                                                                                                        -----------

  Expiration of mandatory redemption
   option for preferred stock      27,838  889,000          -      -            -             -         -            -      889,000

  Issuance of stock warrants            -        -          -      -       24,000             -         -            -       24,000

  Reservation of shares pursuant
   to deferred compensation plan
   (note 12)                            -        -          -      -      198,000             -         -            -      198,000

  Issuance of shares pursuant to
   termination of deferred
   stock compensation plan              -        -  1,000,000      -     (488,000)   (1,358,000)        -    1,846,000            -

                                   ---------------  ----------------  ------------ ------------- --------- ------------ -----------

Balance, December 31, 2003         27,838  889,000  4,657,690  3,000   37,941,000   (44,151,000)  (15,000)           -   (5,333,000)

  Net earnings                          -        -          -      -            -       937,000         -            -      937,000
  Comprehensive income:
    Foreign currency translation
     adjustment                         -        -          -      -            -             -         -            -            -

                                                                                                                          ---------
  Total comprehensive income            -        -          -      -            -             -         -            -      937,000
                                                                                                                          ---------

  Issuance of stock warrants            -        -    181,875      -       50,000             -         -            -       50,000

  Reservation of shares pursuant
   to deferred compensation
   plan (note 12)                       -        -          -      -      202,000             -         -            -      202,000

                                   ---------------  ----------------  ------------ ------------- --------- ------------ -----------

Balance, December 31, 2004         27,838 $889,000  4,839,565 $3,000  $38,193,000  $(43,214,000) $(15,000) $         -    4,144,000)

  Net loss                              -        -          -      -            -    (2,160,000)        -            -   (2,160,000)
  Comprehensive income (loss):
    Foreign currency translation
     adjustment                         -        -          -      -            -             -     4,000            -        4,000

                                                                                                                       ------------
  Total comprehensive loss              -        -          -      -            -             -         -            -   (2,156,000)
                                                                                                                       ------------

  Issuance of stock warrants            -        -    415,750  1,000      122,000             -         -            -      123,000

  Reservation of shares pursuant
   to deferred compensation
   plan (note 12)                       -        -                 -      194,000             -         -            -      194,000

  Issuance of shares pursuant
   deferred stock compensation
   plan                                 -        -    217,653      -            -             -         -            -            -
                                   ---------------  ----------------  ------------ ----------------------- ------------ -----------

Balance, December 31, 2005         27,838 $889,000  5,472,968 $4,000  $38,509,000  $(45,374,000) $(11,000) $         -  $(5,983,000)
                                   ===============  ================  ============ ============= ========= ============ ============

See accompanying notes to financial statements.


                                            THE BEARD COMPANY AND SUBSIDIARIES
                                                 Statements of Cash Flows
                                                                                    Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                         2005               2004              2003
                                                                    ----------------  -----------------  ----------------
Operating activities:
     Cash received from customers                                      $  1,349,000        $   894,000       $   593,000
     Gain on settlement                                                           -          2,943,000         1,162,000
     Cash paid to suppliers and employees                                (2,456,000)        (2,670,000)       (2,247,000)
     Interest received                                                       18,000              3,000             1,000
     Interest paid                                                         (600,000)          (830,000)         (279,000)
     Taxes paid                                                            (119,000)                 -                 -
     Operating cash flows of discontinued operations                        (80,000)           (12,000)          (81,000)
                                                                    ----------------  -----------------  ----------------
          Net cash provided by (used in) operating activities            (1,888,000)           328,000          (851,000)
                                                                    ----------------  -----------------  ----------------

Investing activities:
     Acquisition of property, plant and equipment                        (2,097,000)          (221,000)          (59,000)
     Acquisition of intangibles                                             (44,000)           (34,000)           (3,000)
     Proceeds from sale of assets                                           139,000             14,000             1,000
     Proceeds from sale of assets of discontinued operations                107,000             49,000           233,000
     Other investments                                                      396,000            418,000           319,000
                                                                    ----------------  -----------------  ----------------
          Net cash provided by (used in) investing activities            (1,499,000)           226,000           491,000
                                                                    ----------------  -----------------  ----------------

Financing activities:
     Proceeds from line of credit and term notes                          2,017,000            755,000           879,000
     Proceeds from related party debt                                     2,321,000          1,065,000           814,000
     Payments on line of credit and term notes                             (219,000)        (1,397,000)         (828,000)
     Payments on related party debt                                        (415,000)        (1,069,000)         (302,000)
     Proceeds from exercise of warrants                                     123,000             45,000                 -
     Member contribution to a consolidated partnership                       25,000                  -                 -
     Capitalized costs associated with issuance of
       subordinated debt                                                   (203,000)           (42,000)          (66,000)
     Other                                                                  (26,000)                 -                 -
                                                                    ----------------  -----------------  ----------------
          Net cash provided by (used in) financing activities             3,623,000           (643,000)          497,000
                                                                    ----------------  -----------------  ----------------

Net increase (decrease) in cash and cash equivalents                        236,000            (89,000)          137,000

Cash and cash equivalents at beginning of year                              127,000            216,000            79,000
                                                                    ----------------  -----------------  ----------------

Cash and cash equivalents at end of year                               $    363,000        $   127,000       $   216,000
                                                                    ================  =================  ================

See accompanying notes to financial statements.


                                            THE BEARD COMPANY AND SUBSIDIARIES
                                                 Statements of Cash Flows


Reconciliation of Net Earnings (Loss) to Net Cash Provided by (Used In) Operating Activities:
                                                                                   Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                         2005               2004              2003
                                                                    ----------------  -----------------  ----------------
Net earnings (loss)                                                    $ (2,160,000)       $   937,000       $(1,611,000)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
     Depreciation, depletion and amortization                               187,000             92,000           169,000
     Provision for abandonment costs                                         30,000                  -                 -
     Gain on sale of assets                                                 (64,000)           (14,000)           (1,000)
     Gain on sale of assets of discontinued operations                     (154,000)           (33,000)          (51,000)
     Provision for uncollectible accounts and notes                               -                  -            17,000
     Impairment of investments and other assets of
       discontinued operations                                                    -                  -            85,000
     Equity in net earnings of unconsolidated
       affiliates                                                        (4,801,000)        (3,582,000)       (2,513,000)
     Impairment of investments and other assets                           4,465,000          3,087,000         2,240,000
     Non cash compensation expense and stock warrants                       194,000            206,000           222,000
     Minority interest in consolidated partnership                          (42,000)
     Other                                                                  (21,000)             5,000                 -
     Net change in assets and liabilities of discontinued
       operations                                                           (33,000)                 -           (17,000)
     (Increase) decrease in accounts receivable, other
       receivables, prepaid expenses and other current assets               (86,000)          (126,000)           58,000
     Increase in inventories                                               (149,000)                 -                 -
     Increase (decrease) in trade accounts payable,
        accrued expenses and other liabilities                              746,000           (244,000)          551,000
                                                                    ----------------  -----------------  ----------------
     Net cash provided by (used in) operating activities               $ (1,888,000)       $   328,000       $  (851,000)
                                                                    ================  =================  ================

See accompanying notes to financial statements.



                       THE BEARD COMPANY AND SUBSIDIARIES

                          Notes to Financial Statements

                        December 31, 2005, 2004, and 2003


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

Cash and Cash Equivalents
-------------------------
There were no cash equivalents at December 31, 2005 or 2004. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Receivables and Credit Policies
-------------------------------
Accounts receivable include amounts due from the sale of CO2 and natural gas from properties in which the Company owns an interest, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

Inventory
---------
At December 31, 2005, inventory consisted of raw materials ($45,000), work-in-process ($75,000) and finished goods ($29,000) located at our fertilizer plant in China and is valued at the lower of cost or market.

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

In 2003, the Company recorded impairments of long-lived assets of $6,000 in the Coal Segment and $76,000 in Other operations. There were no such impairments in 2004 or 2005.

In addition, the Company recorded impairments to its investments and other assets of $4,465,000, $3,087,000 and $2,159,000 related to its investment in Cibola Corporation ("Cibola") for the years 2005, 2004 and 2003, respectively. See Note 5 for additional information related to the Company's investment in Cibola.

Other Long-Term Liabilities
---------------------------
Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2005 and 2004, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates.

Revenue Recognition
-------------------
The Company recognizes revenue when it is realized or receivable and earned. Revenue from the CO2 Segment and from natural gas is recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. License fees from the e-Commerce segment are recognized over the term of the agreement. Revenue from the sale of fertilizer produced by the China Segment is recognized when the product is shipped or delivered.

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

Stock Option Plans
------------------
The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, neither net earnings (loss) nor net earnings (loss) per share would have been affected for the years 2003 and 2004 presented in the accompanying financial statements. For the year 2005, the net loss would have increased $5,000 and net loss per share would not have been affected, as follows:

                                                                                            For the Year Ended
                                                                                   (in thousands, except per share date)
                                                                          -------------------------------------------------------
                                                                           December 31,          December 31,        December 31,
                                                                               2005                  2004                2003
                                                                          -------------------------------------------------------
 Earnings (loss) from continuing operations,
     as reported                                                          $      (2,302)       $         937        $    (1,490)
 Earnings (loss) from discontinued operations,
    as reported                                                                     142                   --               (121)
                                                                          -------------        -------------        -----------
   Net earnings (loss), as reported                                       $      (2,160)       $         937        $    (1,611)
                                                                          =============        =============       ============
 Earnings (loss) from continuing operations,
     as reported                                                          $      (2,302)       $         937             (1,490)
    Less:  total stock-based employee
        compensation determined under fair value
        based method for all awards, net of tax                                      (5)                  --                 --
                                                                          -------------        -------------        -----------
   Pro forma net earnings (loss) from continuing
          operations                                                      $      (2,307)       $         937        $    (1,490)

 Earnings (loss) from discontinued operations,
    as reported                                                                     142                   --               (121)
                                                                          -------------        -------------        -----------
   Pro forma net earnings (loss)                                          $      (2,165)       $         937        $    (1,611)
                                                                          =============        =============       ============
 Net earnings (loss) per average common share outstanding, as reported:
     Basic:
        Earnings (loss) from continuing operations                        $       (0.39)      $         0.18       $      (0.33)
        Earnings (loss) from discontinued operations
                                                                                   0.02                 0.00              (0.02)
                                                                          -------------        -------------        -----------
   Net earnings (loss), as reported                                       $       (0.37)      $         0.18       $      (0.35)
                                                                          =============        =============       ============
 Net earnings (loss) per average common share outstanding, as reported:
     Diluted:
        Earnings (loss) from continuing operations                        $       (0.39)      $         0.14       $      (0.33)
        Earnings (loss) from discontinued operations
                                                                                   0.02                 0.00              (0.02)
                                                                          -------------        -------------        -----------
   Net earnings (loss), as reported                                       $       (0.37)      $         0.14       $      (0.35)
                                                                          =============        =============       ============
 Net earnings (loss) per average common share outstanding, pro forma:
     Basic:
        Earnings (loss) from continuing operations                        $       (0.39)      $         0.18       $      (0.33)
        Earnings (loss) from discontinued operations                               0.02                 0.00              (0.02)
                                                                          -------------        -------------        -----------
             Net earnings (loss)-basic, pro forma                         $       (0.37)      $         0.18       $      (0.35)
                                                                          =============        =============       ============
 Net earnings (loss) per average common share outstanding, pro forma:
     Diluted:
        Earnings (loss) from continuing operations                        $       (0.39)      $         0.18       $      (0.33)
        Earnings (loss) from discontinued operations                               0.02                 0.00              (0.02)
                                                                          -------------        -------------        -----------
             Net earnings (loss) - diluted, pro forma                     $       (0.37)      $         0.18       $      (0.35)
                                                                          =============        =============       ============
Weighted average common shares outstanding, As reported:
      Basic                                                                   5,888,000            5,215,000          4,542,000
                                                                          =============        =============       ============
      Diluted                                                                 5,888,000            6,478,000          4,542,000
                                                                          =============        =============       ============
Weighted average common shares outstanding, Pro forma:
      Basic                                                                   5,888,000            5,215,000          4,542,000
                                                                          =============        =============       ============
      Diluted                                                                 5,888,000            6,478,000          4,542,000
                                                                          =============        =============       ============


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

Diluted earnings (loss) per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of preferred stock, convertible notes, termination of the deferred stock compensation plan, or exercise of stock options and warrants as a result of losses from continuing operations in 2003 and 2005, because such potential common shares are antidilutive.

The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company's statements of operations:

                                                 For the Year Ended
                                        ------------------------------------
                                        December 31,  December 31, December 31,
                                            2005         2004         2003
                                        ------------------------------------
Basic EPS:
----------
  Weighted average common
    shares outstanding                   5,219,553   4,708,580   4,375,224

  Weighted average shares in deferred
    stock compensation plan treated
    as common stock equivalents            668,198     506,026     167,254
                                         ---------------------------------
                                         5,887,751   5,214,606   4,542,478
                                         =================================
Diluted EPS:
------------
  Weighted average common
    shares outstanding                   5,219,553   4,708,580   4,375,224

  Weighted average shares in deferred
    stock compensation plan treated as
    common stock equivalents               668,198     506,026     167,254

  Convertible Preferred Shares
    considered to be common
    stock equivalents                           --     287,558          --

  Warrants issued in connection
    with debt offerings treated
    as common stock equivalents                 --     975,750          --
                                         ---------------------------------
                                         5,887,751   6,477,914   4,542,478
                                         =================================


Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Accounts receivable from three parties comprised approximately 85% of the December 31, 2005 balances of accounts receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Comprehensive Income
--------------------
SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2005, the Company's only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in Xianghe BH Fertilizer Co., Ltd ("XBH"). The assets and liabilities of XBH, a wholly-owned subsidiary of BEE/7HBF, LLC, in which Beard owns 50% through Beard Environmental Engineering, LLC ("BEE"), a wholly-owned subsidiary of Beard, and Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd. ("BTEC"), a wholly-owned subsidiary of Beard, are stated in the local currency (the Chinese yuan renminbi, "RMB") and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.

Reclassifications
-----------------
Certain 2004 and 2003 balances have been reclassified to conform to the 2005 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---  ----------------------------------------------------------
Overview
The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. The Company's revenues from continuing operations have increased in each of the years 2003, 2004 and 2005. The Company has incurred operating losses and negative cash flows from operations during each of the last five years. However, the Company commenced projects in both its Coal and China Segments in 2005, and both of these are projected to begin generating positive cash flow during the last half of 2006. Meanwhile, in addition to the project currently in progress, the Coal Segment is currently pursuing seven other projects which are in various stages of development. (See "Additional Details" below). The Company arranged the financing for its initial fertilizer plant in China in early 2005; the plant commenced production in October of 2005. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in March of 2003, the arrangement did not make the segment profitable in 2004 or 2005 and will not make it profitable in 2006.

During the three years ended December 31, 2005, the Company took several steps which reduced its negative cash flow to some degree, including salary deferrals by its Chairman and President and deferrals of directors' fees into its Deferred Stock Compensation Plans (the "DSC Plans") and suspension of the Company's 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Six private debt placements raised gross proceeds of $4,434,000 during such period and an additional $193,000 in the first quarter of 2006. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of the fertilizer plant in China. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding had increased to $5,910,000 as of April 12, 2006. In addition, the Company secured a $350,000 long-term bank credit facility on March 28, 2006. These measures have enabled the Company to continue operating.

The negative result of the above has been a substantial amount of dilution to the Company's common equity. From January 1, 2003 through March 31, 2006, a total of 682,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) were issued in connection with the private debt placements, and 1,114,000 Stock Units (as adjusted for the 2-for-1 stock split effected in August of 2004) were accrued in the participants' accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $3,428,000 of convertible notes were also issued which were convertible into 2,750,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of two of the DSC Plans resulted in the issuance of 1,000,000 common shares in 2003 (as adjusted for the 2-for-1 stock split effected in August of 2004). Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in November of 2005 and 56,000 in January of 2006. In addition, 45,000 employee stock options and 50,000 options to a financial consultant were issued in 2005.

Additional Details
As a result of the private debt placements completed in 2005, the Company obtained net additional working capital of approximately $4,049,000 while at the same time financing most of the cost of the initial plant in China plus $1,100,000 of the coal project in West Virginia. Despite such additions, cash and cash equivalents only increased from $127,000 at December 31, 2004 to $363,000 at December 31, 2005.

The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate a pond fines recovery project in West Virginia (the "Pinnacle Project") and commenced construction on the project in September of 2005. The Company has obtained commitments for (i) $2,800,000 of equity for the project from a group of investors and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. If the guaranty is not obtained, the pond owner has committed to fund or arrange the funding for the project. In addition, the segment is actively pursuing a number other projects which it has under development.

The timing of the projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

At this juncture it is uncertain whether the $9,000,000 loan for the Pinnacle Project will come from a loan arranged by the pond owner or from the bank if the USDA guaranty is obtained. We anticipate that this determination will occur no later than May of 2006, at which point the pond owner will owe us $370,000 for nine months of overhead charges, plus approximately $277,000 for equipment and other items for which Beard Technologies has not yet been reimbursed. Regardless of the source of funding, construction on the project is moving forward rapidly and we expect to have first coal production and start generating cash flow in June of 2006.

In addition to the cash infusion from the Pinnacle Project, the Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and can sell certain other assets to generate cash if necessary. In addition, the Company expects to receive funds from the binding arbitration scheduled to be held at the end of June, 2006. Although the Company believes that it has a strong position in this matter, there is no assurance that the matters in dispute will be resolved in our favor. See "Item 3. Legal Proceedings. McElmo Dome Litigation."

The Company believes that the cash infusion from the Pinnacle Project, together with the funds from the new bank revolving credit facility, will provide sufficient working capital to sustain the Company's activities until the operations of the Pinnacle Project and the China fertilizer plant are generating positive cash flow from operations. If such funds are not sufficient, and if the McElmo Dome arbitration should not be successful or is only partially successful, then the Company will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

(3)  Discontinued Operations
---  -----------------------
ITF Segment
In 1999 the Company adopted a formal plan to discontinue its ITF (Interstate Travel Facilities) Segment. Substantially all of the assets were disposed of in 1999, with the remaining assets disposed of through 2003. In 2003, the Company sold the remaining assets and recorded losses totaling $9,000 for the segment in 2003, and a $5,000 gain on the sale of the remaining assets. In 2004 and 2005, the segment recorded no earnings, and at December 31, 2005 had no remaining assets or liabilities.

BE/IM Segment
In 1999, the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The majority of the assets of the segment were sold prior to 2003. In 2003, the Company recorded no net losses related to this segment. In 2004, the Company recorded $21,000 of earnings related to this segment, resulting from the sale of equipment in excess of the impaired value on the books. In 2005, the Company recorded earnings of $44,000 related to this segment, which included $48,000 in gains from the sale of equipment. The Company expects no further material charges to earnings related to the remaining assets.

As of December 31, 2005, the significant assets related to the segment's operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at December 31, 2005. The Company is actively pursuing opportunities to sell the segment's few remaining assets and expects the disposition to be completed by December 31, 2006.

WS Segment
In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment's assets were sold in 2001. The net loss of the segment for 2003 was $112,000, including an impairment provision of $85,000. The net loss of the segment for 2004 was $21,000. In 2005, the segment recorded earnings of $98,000, which included gains from the sale of equipment totaling $107,000. As of December 31, 2005, the significant assets of the WS Segment were fixed assets totaling $19,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2006. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $61,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2006.

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

The Company's preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard's consolidated net income. At January 1, 2003, the stock was no longer redeemable, and each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) of Beard common stock. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's Deferred Stock Compensation Plans, in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof. At December 31, 2005 (after giving effect to a 2-for-1 stock split effected in August of 2004) each share of Beard preferred stock was convertible into 10.30982278 (287,004) shares of Beard common stock. The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible. In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

From 1995 through 1998 the Company redeemed or repurchased 63,412 of the preferred shares from the Institutions or from individuals to whom the Institutions had sold such shares. The last 31,318 of such shares were purchased for $31.93 per share in 1998.

At December 31, 2005 and 2004, the convertible preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share versus its aggregate stated value of $2,784,000.

(5)  Investments and Other Assets
---  ----------------------------
Investments and other assets consisted of the following:


                                                      December 31,
                                                      ------------
                                                    2005          2004
                                                    ----          ----

Investment in Cibola Corporation                 $    7,000   $1,531,000
Investment in real estate limited partnerships       13,000       13,000
Other assets                                         16,000       16,000
                                                 ----------   ----------
                                                 $   36,000   $1,560,000
                                                 ==========   ==========

Investment in Cibola Corporation
--------------------------------
Through November 30, 2005, the Company owned 80% of the outstanding common stock of Cibola Corporation ("Cibola"), a natural gas marketing company, but did not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola's assets were controlled by its minority common stockholders and preferred stockholders. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have had to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Beard had issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges related to this note amounted to $109,000 for the eleven months of 2005 and $119,000 for each of the years 2004 and 2003. This note was due to be repaid on June 30, 2006. The stock was subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. In recording the Company's share of earnings according to the agreement, Beard recorded $4,803,000, $3,496,000 and $2,515,000 as earnings from unconsolidated affiliates for the years 2005, 2004 and 2003, respectively. Since Beard management developed concerns that the net worth of Cibola would never reach the requisite amount, the Company also recorded impairments to these earnings amounts of $4,451,000, $3,087,000 and $2,159,000 for 2005, 2004 and 2003, respectively. In 2005, Beard also wrote off $13,000 of its remaining investment in Cibola. These impairments to earnings from unconsolidated affiliates and the interest charges on the note payable to Cibola reduced the net earnings to the Company for its investment in Cibola to the actual cash distributions of $243,000, $290,000 and $238,000 for the years 2005, 2004 and 2003, respectively. The minority common and preferred shareholders exercised the call option for the Company's common stock in Cibola in November of 2005. The stock was surrendered in full payment of the note payable and Beard ceased to be a shareholder of Cibola effective December 1, 2005.

In making its determination that the Company should account for its investment in Cibola using the equity method and not consolidate Cibola Corporation, Beard personnel reviewed the pertinent accounting literature, most especially Emerging Issues Task Force ("EITF") 96-16 and Financial Accounting Standards Board ("FASB") No. 94, Consolidation of All Majority-Owned Subsidiaries, and noted that Cibola's corporate governance arrangements, the comparable economic interests and investments at risk precluded consolidation of the entity. Specifically, FASB 94 indicates that "consolidation is appropriate when one entity has a controlling interest in another entity and that the usual condition for a controlling interest is ownership of a majority voting interest, but the statement acknowledges that in some circumstances control does not rest with the majority owner...these (minority) rights may be so restrictive as to call into question whether control rests with a majority owner." EITF 96-16 lists several factors to consider in analyzing the rights of the minority shareholders and how restrictive they are in determining where "control" rests and, in the case of Cibola, these factors are determinative and conclusive. The minority common shareholders of Cibola had the right to select three of the five board members and all major decisions, including the payment of dividends, were made at the board level, not the shareholder level. All of the Cibola officers were and are minority shareholders. Any changes to the Cibola Articles of Incorporation or Bylaws require an affirmative vote of 85% of the common shares outstanding - not just a simple majority and more than the 80% owned by Beard. The call option gave the minority shareholders the ability to remove Beard as a shareholder and this ability was exercised in November of 2005. The $1,439,000 note payable of Beard to Cibola for its 80% share of the common stock was non-recourse. Beard's actual total investment in Cibola was less than $15,000. The minority shareholders' initial investment was more than $2,000,000 - an amount at risk far greater than Beard's. Therefore, Beard determined that the equity method of accounting for its investment in Cibola was appropriate.

The summarized financial information of Cibola as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 is as follows:

                                               2004           2003
                                           ------------    ------------
                                             (audited)     (unaudited)

Current assets                              $   776,000    $  1,585,000
Current liabilities                            (480,000)       (454,000)
                                           ------------    ------------
Working capital                                 296,000       1,131,000

Restricted assets;
Cash and cash equivalents                     3,742,000       2,726,000
Investment securities                        11,912,000      11,657,000
Notes receivable and accrued interest         7,662,000       3,893,000
Certificates of deposit                              --         122,000
Stockholders' equity:
  Common & Preferred stock                    2,130,000       2,130,000
  Contributed capital                         1,474,000       1,474,000
  Retained earnings                          20,409,000      16,596,000
  Accumulated other comprehensive income      1,039,000         768,000
  Note receivable - common stock             (1,439,000)     (1,439,000)
                                           ------------    ------------
Total stockholders' equity                 $ 23,613,000    $ 19,529,000
                                           ============    ============

Revenue                                    $  7,262,000    $  6,887,000
                                           ============    ============

Net earnings                               $  3,813,000    $  2,639,000
Other comprehensive income -
      unrealized securities gains               271,000       2,001,000
                                           ------------    ------------
Comprehensive income                       $  4,804,000    $  4,640,000
                                           ============    ============


Investment in Real Estate Limited Partnerships
----------------------------------------------
The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004. The Company recorded losses of $2,000 in 2005 and in 2003 and income of $86,000 in 2004, respectively, resulting from its share of the limited partnership's operations for those years. The Company received a distribution of $122,000 from this investment in 2004 as its share of proceeds from the sale of the portion of land sold by the partnership.

Other assets
------------
These assets consist primarily of deposits on hand with various regulatory agencies. There were no impairments of these assets in 2003, 2004 or 2005.

(6)  Notes Receivable
---  ----------------
At December 31, 2005 and 2004, the Company had a note receivable totaling $30,000 resulting from the sale of equipment. This note was determined to be uncollectible in December of 2003 and the note was fully impaired. The $30,000 was charged against an impairment reserve. In addition, at December 31, 2005, the Company had another note receivable totaling $21,000 from the sale of equipment.

(7)  Property, Plant and Equipment
---  -----------------------------
Property, plant and equipment consisted of the following:


                                          December 31,
                                          ------------
                                       2005         2004
                                       ----         ----
Land                               $        -   $    9,000
Oil and gas leases                    124,000      124,000
Proved carbon dioxide properties    1,324,000    1,291,000
Buildings and land improvements       149,000       28,000
Machinery and equipment             2,893,000      460,000
Other                                 289,000      178,000
                                   ----------   ----------
                                   $4,779,000   $2,090,000
                                   ==========   ==========


The initial evaluation of long-lived assets on a fair value basis, as required by the implementation of SFAS No. 144, indicated that an impairment existed in the Coal Segment. Accordingly, an impairment loss of $6,000 was recognized in 2003 to fully impair the coal fines extraction and beneficiation equipment and certain other long-lived assets of the Coal Segment. The fair value of the segment was estimated using the expected present value of future cash flows. The Company also recorded an impairment of $76,000 in 2003 relating to its oil and gas leases in other operations. The fair values of these assets were estimated using the expected present value of future cash flows.

The Company incurred $79,000, $71,000, and $58,000 of depreciation expense for 2005, 2004, and 2003, respectively.

(8)  Intangible Assets
---  -----------------
Intangible assets are summarized as follows:


                          December 31,
                          ------------
                         2005      2004
                         ----      ----
Debt issuance costs   $444,000   $260,000
Patent costs            12,000      1,000
Other                   67,000     31,000
                      --------   --------
                      $523,000   $292,000
                      ========   ========


Accumulated amortization is summarized as follows:


                          December 31,
                          ------------
                        2005       2004
                        ----       ----

Debt issuance costs   $236,000   $181,000
Patent costs             2,000      1,000
Other                    8,000      7,000
                      --------   --------
                      $246,000   $189,000
                      ========   ========


During 2005, the Company capitalized $228,000 of costs associated with the issuance of the 12% Convertible Subordinated Notes due August 31, 2009, the 12% Convertible Subordinated Notes due February 15, 2010 and an $850,000 3.83% Note due February 14, 2010. The costs of the 12% notes due in 2009 will be fully amortized by the end of August, 2009; the costs of the 12% notes due in 2010 and the 3.83% note due also in February, 2010, are being amortized over five years and will be fully amortized by the first quarter of 2010, all as a result of such notes having been paid off.

The Company incurred $57,000, $21,000, and $111,000 of amortization expense for 2005, 2004 and 2003, respectively. In addition, in 2005 the Company wrote off another $51,000 of previously unamortized costs associated with an unsuccessful effort to obtain funding for either or both of the China or Coal Segments. If no capital assets are added, amortization expense is expected to be as follows.


           Year                    Amount
           ----                    ------
           2006               $    69,000
           2007                    56,000
           2008                    56,000
           2009                    53,000
           2010                    11,000
                             -------------
                              $   245,000
                             =============


(9)  Long-term Debt
---  --------------
Long-term debt is summarized as follows:


                                                                       December 31,
                                                                       ------------
                                                                    2005         2004
                                                                    ----         ----
Coal<F1>                                                        $1,149,000   $       --
e-Commerce<F2>                                                          --        3,000
10% Participating Notes due November, 2006<F3><F8>                 520,000    1,347,000
12% Convertible Subordinated Notes due February, 2010<F3><F4>    2,100,000      255,000
12% Convertible Subordinated Notes due August, 2009<F5>          1,135,000           --
3.83% Loan due February, 2010<F6>                                  850,000           --
Loans including accrued interest - affiliated entities<F7>       2,915,000    4,562,000
                                                                 ---------    ---------
                                                                 8,669,000    6,167,000
Less current maturities                                          1,631,000      774,000
                                                                 ---------      -------
    Long-term debt                                              $7,038,000   $5,393,000
                                                                ==========   ==========

<F1>
     At December 31, 2005, the Company's Coal Segment had two notes payable with total balances due of $49,000. The notes bear interest at zero% and 8.5%, require monthly payments of principal and interest totaling $1,100 and mature in 2009 and 2010, respectively. The notes are secured by automobiles with approximate book value of $48,000 at December 31, 2005.

     At December 31, 2005, the Coal Segment also had a $1,100,000 note payable to a related party for the construction the Pinnacle Project in West Virginia (see Note 2). The note bears interest at Wall Street Prime plus 2% and is due July 1, 2006. The note is now subject to an agreement (the "February 8 Agreement") between Beard Technologies, Inc. ("BTI") and Beard Pinnacle, LLC, ("BPLLC"), the operator of the plant, and PinnOak Resources, LLC ("PinnOak"), a partner in BPLLC and the owner of the note. See Note 17 below for additional details. At December 31, 2005, the Company had accrued interest on this note totaling $19,000 which had been capitalized as a cost of the Project.
<F2>
     At December 31, 2004, the Company's e-Commerce Segment had one note payable with a balance due of $3,000. The note bore interest at 12%, required monthly payments of interest and principal and was paid in full in July 2005.
<F3>
     In June of 2004, the Company completed the sale of $1,200,000 of its 10% Participating Notes (the "10% Notes") raising a net of $1,163,000 of working capital after reductions for expenses. The 10% Notes were accompanied by warrants to purchase a total of 480,000 shares of Beard Company stock at exercise prices ranging from $0.135 to $0.23 per share. The 10% Notes bear interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4%, with a floor of 10% and will mature on November 30, 2006. The Company paid interest only until November 30, 2004. The Company then began amortizing the 10% Notes with equal payments of principal and interest over the ensuing eight quarters. The note holders will also collectively receive at maturity a bonus/production payment equivalent to approximately $1 per ton for the coal expected to be recovered during the term of the 10% Notes from a coal project described in the offering document. The total amount of the bonus/production payment is expected to equal $568,000. The amount of the production payment accrued was $147,000 and $366,000 on December 31, 2004 and 2005, respectively. As a result of the estimated bonus/production payment, the 10% Notes have an effective interest rate of 29%. Related entities purchased a total of $700,000 of these notes. One of the related parties, which purchased $500,000 of the notes, borrowed the funds for the purchase from an unrelated third party which received a 15% interest rate on its loan and also received the 200,000 warrants which would otherwise have gone to the related party. As further consideration, the third party was also granted a security interest in the Company's McElmo Dome property pari passu with the related party. (See footnote (7) below). The related party purchased the notes for the Company's benefit in order to facilitate the sale of the remainder of the offering, which was subsequently fully subscribed. The Company prepaid $280,000 of the 10% Notes, along with accrued interest totaling $14,000, on February 10, 2005. None of the note to the related party was prepaid. In June and July, 2005, certain noteholders holding $624,000 of the notes exchanged their 10% Notes for a like amount of the Company's 12% Convertible Subordinated Notes due August 31, 2009. The unrelated third party, which held $388,818 of the 10% Notes, participated in the exchange.
<F4>
     In September of 2004, the Company arranged for an investment firm to sell $1,800,000 of 9% convertible subordinated notes (the "9% Notes") in a private placement. As of December 15, 2004, a total of $255,000 of the offering had been subscribed and closed, including $150,000 by directors of the Company, and the offering was terminated. On December 29, 2004, a new private placement of the Company's 12% Convertible Subordinated Notes (the "12% Notes") was commenced. In December of 2004 the 9% Notes were exchanged for a like amount of 12% Notes and the holders forgave all accrued interest on the 9% Notes, totaling $5,000. An additional $1,845,000 of the 12% Notes were subscribed and closed in January bringing the total offering amount to $2,100,000. The Company will pay interest only on a semi-annual basis beginning August 15, 2005 until the February 15, 2010 maturity date, at which time the Company will make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The Company has granted a security interest in Beard Technologies' equipment to the holders of the 12% Notes. The security interest will be released in the event the Company raises sufficient funds to proceed with the Pinnacle Project. The notes are convertible into shares of the Company's stock at an initial conversion price of $1.00 per share. The Company may force conversion of the notes after February 15, 2007 if the weighted average sales price of the Company's common stock has been more than two times the conversion price for more than sixty (60) consecutive trading days.
<F5>
     In June of 2005, the Company arranged for an investment banking firm to commence a private debt placement of up to $2,004,102 of its 12% Convertible Subordinated Notes (the "2009 Notes") due August 31, 2009. As part of the offering, holders of the remaining $804,102 of 10% Notes due November 30, 2006 were given the right to exchange such notes for the 2009 Notes. Holders of $624,000 of the 10% Notes did exchange their notes and the Company sold an additional $511,000 of the 2009 Notes bringing the total of the 2009 Notes outstanding to $1,135,000 at December 31, 2005. The 2009 Notes bear interest at an annual rate of 12% with the initial interest payment due February 28, 2006 and payable semi-annually thereafter. Only interest will be paid until the maturity date of the 2009 Notes, which are convertible into shares of the Company's common stock. The conversion price for the 2009 Notes was determined by the weighted average price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company, subject to the proviso that all notes issued in connection with subscriptions received on or before July 15, 2005, would have a conversion price of $2.25. The Company has the right to force conversion of the 2009 Notes after February 28, 2007 if the weighted average sales price of its common stock has been more than two times the conversion price for more than 60 consecutive trading days. These notes are convertible into 504,444 shares of the Company's common stock. The unrelated third party which purchased $500,000 of the 10% Notes---see footnote (3) above---was allowed to retain its security interest in the McElmo Dome collateral to the extent of $388,818 (the remaining principal balance of such notes). In February of 2006, the Company sold another $193,000 of the 2009 Notes. These notes are convertible into 145,415 shares of the Company's common stock.
<F6>
     On February 14, 2005, the Company borrowed $850,000 from its 50%-partner in the U.S limited liability company which owns Xianghe BH Fertilizer Co., Ltd. ("XBH"), the owner and operator of the China Segment's fertilizer plant. XBH was formed in and operates solely in China. The note bears interest at 3.83%, which was the Applicable Federal Mid Term rate on the date of the note. Interest is payable annually commencing on February 14, 2006 and will be paid until the maturity of the note, February 14, 2010. At December 31, 2005, the Company had accrued interest totaling $24,000 on this unsecured note.
<F7>
     At December 31, 2005, the Company had borrowed $2,783,000 from an affiliated entity of the Chairman of the Company under terms of a note that bears interest at 10%. Such borrowings are subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company's working and overriding royalty interests in the McElmo Dome Field. At December 31, 2005, the Company owed $132,000 of accrued interest on this note. The note, which was due to be repaid on April 1, 2007, has been extended to April 1, 2008.

     At December 31, 2004, the Company had borrowed $1,439,000 from Cibola. See
     Note 5. The note bore interest at 8.25%, payable semiannually on April 1 and October 1. The note was due to be repaid on June 30, 2006. The note was secured by the Company's stock in Cibola. On December 1, 2005, the minority common and preferred shareholders of Cibola exercised a call option for the Company's 80% share of Cibola common stock and the stock was surrendered in full payment of the note.

     On December 31, 2004, the Company borrowed $200,000 from an unconsolidated subsidiary. The note bore interest at 15% and was repaid in April, 2005. The note was unsecured.
<F8>
     The number and exercise prices of the warrants shown in footnote (3) have been adjusted to reflect the 2-for-1 stock split effected as of August 6, 2004.


At December 31, 2005, the annual maturities of long-term debt were $1,631,000 in 2006 (which includes $366,000 of the production payment accrued as of December 31, 2005), $11,000 in 2007, $2,927,000 in 2008, $1,144,000 in 2009 and
$2,956,000 in 2010.

The Company incurred $713,000, $455,000 and $370,000 of interest expense relating to debt to related parties in 2005, 2004 and 2003, respectively. The Company paid $464,000, $189,000 and $48,000 of those amounts for 2005, 2004, and 2003, respectively.

The weighted average interest rates for the Company's short-term borrowings were 9% and 15% as of December 31, 2005 and 2004, respectively.

(10)  Operating Leases
----  ----------------
Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2005 are summarized as follows:

           Year                            Amount
           ----                            ------
           2006                         $ 291,000
           2007                           213,000
           2008                           133,000
                                       ----------
                                        $ 637,000
                                       ==========

Rent expense under operating leases aggregated $296,000, $281,000, and $313,000, in 2005, 2004, and 2003, respectively.

(11)  Income Taxes
----  ------------
Total income tax expense (benefit) was allocated as follows:

                                                                Year ended December 31,
                                                                -----------------------
                                                         2005             2004            2003
                                                         ----             ----            ----
   Continuing operations                            $    35,000      $   118,000      $         -
   Discontinued operations                                    -                -
                                                    -----------      -----------      -----------
                                                    $    35,000      $   118,000      $         -
                                                    ===========      ===========      ===========


Current income tax expense (benefit) from continuing operations consisted of:

                                                                Year ended December 31,
                                                                -----------------------
                                                         2005             2004             2003
                                                         ----             ----             ----
   U. S. federal                                    $    35,000      $   118,000      $         -
   Various states                                             -                -                -
                                                    -----------      -----------      -----------
                                                    $    35,000      $   118,000      $         -
                                                    ===========      ===========      ===========


Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

                                                               Year ended December 31,
                                                               -----------------------
                                                        2005             2004             2003
                                                        ----             ----             ----
   Computed U. S. federal statutory expense
   (benefit)                                        $ (815,000)      $  401,000       $ (566,000)
   Federal alternative minimum tax (benefit)            35,000          118,000                -
   Increase (decrease) in the valuation allowance
   for deferred tax assets                             815,000         (401,000)         566,000
   State income tax (benefit)                                -                -                -
                                                    -----------      -----------      -----------
                                                    $   35,000       $  118,000       $        -
                                                    ===========      ===========      ===========


The components of deferred tax assets and liabilities are as follows:

                                                                      December 31,
                                                                      ------------
                                                                 2005            2004
                                                                 ----            ----
Deferred tax assets - tax effect of:
   Net operating loss carryforwards                         $ 17,073,000    $ 17,782,000
   Statutory depletion and investment tax credit
   carryforwards                                               1,275,000       1,275,000
   Other, principally investments and property, plant and
   equipment                                                     328,000         116,000
                                                            ------------    ------------
      Total gross deferred tax assets                         18,676,000      19,173,000
           Less valuation allowance                          (18,629,000)    (19,126,000)
Deferred tax liabilities                                         (47,000)        (47,000)
                                                            ------------    ------------
      Net deferred tax asset/liability                      $         --    $         --
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

At December 31, 2005, the Company had federal regular tax operating loss carryforwards (the "NOL's") of approximately $44.9 million and tax depletion carryforwards of approximately $3.45 million. The NOL's will expire from 2006 to 2008. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Stock Option and Deferred Compensation Plans
----  --------------------------------------------
The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. At December 31, 2005, there were 26,250 options outstanding under the 1993 Plan.

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the "2005 Plan") adopted in June 2005. At December 31, 2005, there were 45,000 options outstanding under the 2005 Plan. No options were granted in 2003 or 2004.

 The per share weighted-average fair value of stock options granted during 1997 was $2.67 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 6.5%; expected life of ten years; and expected volatility of 39%.

Stock option activity during the periods indicated is as follows:

                                                Number of     Weighted-Average
                                                 Shares        Exercise Price
                                              -----------     ----------------

         Balance at December 31, 2002          81,742               $1.58
              Granted                               -                   -
              Exercised                             -                   -
              Forfeited                             -                   -
              Expired                               -                   -
                                              -----------     ----------------
         Balance at December 31, 2003          81,742               $1.58
              Granted                               -                   -
              Exercised                             -                   -
              Forfeited                             -                   -
              Expired                          55,492                   -
                                              -----------     ----------------
         Balance at December 31, 2004          26,250               $2.08
              Granted                          45,000                2.70
              Exercised                             -                   -
              Forfeited                             -                   -
              Expired                               -                   -
                                              -----------     ----------------
         Balance at December 31, 2005          71,250               $2.47
                                              ===========     ================


At December 31, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.75 - $2.92 and 3.25 years, respectively.

The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company's common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans. Under such plans, the number of shares of stock credited to each participant's account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. 700,000 shares of stock were issued effective January 31, 2003, upon termination of the initial plan adopted in 1996. 300,000 shares were issued effective September 30, 2003, upon termination of a second plan. 800,000 shares of stock were authorized for issuance under the third plan (the "2003-2 Plan"), adopted in September of 2003 and amended in February of 2004. As of December 31, 2004, there were 712,716 shares reserved for distribution under the 2003-2 Plan and another 85,095 shares were reserved for distribution in 2005 before the plan's termination on November 17, 2005. A total of 217,653 shares from the 2003-2 Plan were distributed to the participants in 2005, along with an immaterial cash payment for fractional shares. The Company will distribute the remaining 580,155 shares in the following years, according to the binding elections of the participants:

              Year(s)                      Total Shares
              -------                      ------------
               2006                          98,612
             2007-2009
      (66,135 shares per year)              198,405
             2010-2011
      (66,134 shares per year)              132,268
                2012                         66,132
             2013-2014
      (42,369 shares per year)               84,738
                                      ----------------
            Total                           580,155
                                      ================


The Company adopted a fourth plan, the 2005 Deferred Stock Compensation Plan, on November 17, 2005 and 100,000 shares of stock are authorized for issuance under this plan. As of December 31, 2005, 17,935 shares were reserved for distribution under this plan, none of which have been issued to date.

The weighted-average fair values of stock units issued under the plans were $1.887, $0.371, and $0.385 for 2005, 2004 and 2003, respectively.

(13)  Employee Benefit Plan
----  ---------------------
Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee's contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary "savings" contributions up to a maximum of 40%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees' contribution. The Company's contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice. Accordingly, no contributions were made to the plans in 2003, 2004, or 2005.

(14)  Commitments and Contingencies
----  -----------------------------
In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

(15)  Business Segment Information
----  ----------------------------
The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2005, 2004 and 2003: Coal, Carbon Dioxide, China, and e-Commerce.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is focusing on the construction and operation of organic chemical compound fertilizer plants in China. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage a subsidiary's intellectual property portfolio of Internet payment methods and security technologies.

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


                                                    Carbon
                                            Coal    Dioxide     China     e-Commerce     Totals
                                            ----    -------     -----     ----------     ------
                2005
                ----
     Revenues from external
       customers                          $   52    $1,172      $  29        $   31     $  1,284
     Interest income                           -         -          1             -            1
     Interest expense                         19         -         24             -           43
     Depreciation, depletion and
        amortization                           9        42         13             3           67
     Segment profit (loss)                  (783)      949       (787)         (139)         (760)
     Segment assets                        1,816       522      1,068            13        3,419
     Expenditures for segment              1,991        34        587             -        2,612
       assets

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
       assets

                2003
                ----
     Revenues from external
       customers                          $   59    $  508      $   -        $   25     $    592
     Interest income                           -         -          -             -            -
     Interest expense                          1         -          -             2            3
     Depreciation, depletion and
        amortization                           -        38          1             6           45
     Segment profit (loss)                  (516)      363       (724)         (100)         (977)
     Segment assets                           37       459         52            11          559
     Expenditures for segment                  7        33          -             2           42
       assets


Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

                                                                     2005                 2004                 2003
                                                            -------------------- -------------------- --------------------
        Total revenues for reportable segments                       $   1,284            $     972           $      592
        Revenues from corporate activities not allocated
           to segments                                                      95                    -                    1
                                                            -------------------- -------------------- --------------------
           Total consolidated revenues                               $   1,379            $     972           $      593
                                                            ==================== ==================== ====================

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

                                                                     2005                 2004                 2003
                                                            -------------------- -------------------- --------------------
        Total interest expense for reportable segments               $      43            $       1           $        3
        Interest expense from corporate activities not
           allocated to segments                                           956                  693                  634
                                                            -------------------- -------------------- --------------------
           Total consolidated interest expense                       $     999            $     694           $      637
                                                            ==================== ==================== ====================

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

                                                                     2005                 2004                 2003
                                                            -------------------- -------------------- --------------------
        Total depreciation, depletion and amortization
            for reportable segments                                  $      67            $      64           $       45
        Corporate depreciation and amortization
           not allocated to segments                                       120                   28                  124
                                                            -------------------- -------------------- --------------------
             Total consolidated depreciation, depletion and
                 amortization                                        $     187            $      92           $      169
                                                            ==================== ==================== ====================


Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations is as follows (in thousands):

                                                                     2005                 2004                 2003
                                                            -------------------- -------------------- --------------------
        Total loss for reportable segments                           $   (760)            $    (770)          $     (977)
        Net corporate income (costs) not allocated
           to segments                                                 (1,507)                1,825                 (513)
                                                            -------------------- -------------------- --------------------
             Total consolidated earnings (loss) from
           continuing operations                                     $ (2,267)            $   1,055            $  (1,490)
                                                            ==================== ==================== ====================

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

                                                    2005            2004
                                                --------------- ---------------

   Total assets for reportable segments         $       3,419   $         779
   Assets of discontinued operations                       20              40
   Corporate assets not allocated to segments           1,025           1,893
                                                --------------- ---------------
      Total consolidated assets                 $       4,464   $       2,712
                                                =============== ===============


Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

                                                          2005             2004
                                                     ------------- -------------
  Total expenditures for assets for reportable
      Segments                                       $     2,612   $       253
  Corporate expenditures not allocated to segments           277             -
                                                     ------------- -------------
     Total expenditures for assets                   $     2,889   $       253
                                                     ============= =============

All of 2003 and 2004 segment revenues were derived from customers in the United States of America. All of the China Segment's revenues for 2005 totaling $29,000 were derived from customers in China. Certain long-lived assets with recorded values approximating $414,000 at December 31, 2005 were located in China. All remaining segment assets are located in the United States of America.

During the year 2005, three customers accounted for 87% of the Coal Segment's and 4% of the Company's revenues. For the year 2004, one customer accounted for 71% of the Coal Segment's and 14% of the Company's revenues. During 2003, two customers accounted for 90% of the Coal Segment's and 9% of the Company's revenues. Five customers account for 66% of the China Segment's revenues and 1% of the Company's revenues for 2005. All of the e-Commerce Segment's 2003, 2004 and 2005 revenues were derived from one customer. The Company's CO2 revenues are received from two operators in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2005, 2004, and 2003, sales by these two operators accounted for 85%, 78%, and 86%, respectively, of the Company's segment revenues and all of the Carbon Dioxide Segment's revenues.

(16)  Quarterly Financial Data (unaudited)
----  ------------------------------------

                                                                 Three Months Ended
                                  ------------------- ------------------- ------------------- -----------------
                                      March 31,            June 30,         September 30,       December 31,
                                         2005                2005                2005               2005
                                  ------------------- ------------------- ------------------- -----------------
                                                        (in thousands except per share data)
     Revenues                           $       243       $         327       $         344      $        465
     Operating loss                            (380)               (300)               (429)             (608)
     Earnings (loss) from
       continuing operations                   (463)               (437)               (568)             (834)
     Earnings (loss) from
       discontinued operations                   88                  62                  (6)               (2)
     Net earnings (loss)                       (375)               (375)               (574)             (836)
     Basic  earnings  (loss) per
         share                                (0.07)              (0.06)              (0.10)            (0.14)
     Diluted   earnings   (loss)
       per share                              (0.07)              (0.06)              (0.10)            (0.14)

                                                                  Three Months Ended
                                  ------------------- ------------------- ------------------- -----------------
                                      March 31,            June 30,         September 30,       December 31,
                                         2004                2004                2004               2004
                                  ------------------- ------------------- ------------------- -----------------
                                                        (in thousands except per share data)
     Revenues                           $       188       $         185       $         249      $        350
     Operating loss                            (373)               (419)               (409)             (499)
     Earnings (loss) from
       continuing operations                  2,300                (307)               (509)             (547)
     Earnings (loss) from
       discontinued operations                    3                   4                  (3)               (4)
     Net earnings (loss)                      2,303                (303)               (512)             (551)
     Basic earnings (loss) per
     share                                     0.47               (0.06)              (0.10)            (0.13)
     Diluted earnings (loss) per
     share                                     0.40               (0.06)              (0.10)            (0.10)


The quarterly information presented above has been restated to conform to the final year-end 2005 presentation.

During the fourth quarter of 2003, the Company recorded economic impairment losses on certain long-lived assets in the Coal Segment and Other operations of $6,000 and $76,000, respectively. The Company recorded no such economic impairments in the fourth quarter of 2004 or 2005.

(17)  Subsequent events
----  -----------------
Loans from and Agreement with PinnOak Resources. On February 8, 2006, the Company filed a Form 8-K advising that two of its wholly-owned subsidiaries, BTI and BPLLC, had executed an agreement with PinnOak in connection with the Pinnacle Project (the "February 8 Agreement"). The 8-K pointed out that (i) the Company had previously received and accepted a proposal from a lending institution to provide a $9,000,000 loan for the project and (ii) that affiliates of PinnOak had agreed to provide $2,800,000 of equity and own 50% of BPLLC. Both commitments are subject to the condition that the USDA guarantees at least 70% of the borrowed amount (the "Guaranty"). At this point the Company's loan application is still being reviewed by the USDA, and there is no assurance that the Guaranty will be forthcoming.

The agreement provides that if BPLLC has not obtained the Guaranty or a third party loan in an amount sufficient to complete the Project on or before April 1, 2006, PinnOak has committed to assume control of the project and be responsible for funding or arranging the funding of the project. If additional funding is needed prior to receipt of the Guaranty, PinnOak has agreed to provide additional loans to BPLLC to finance construction of the project, and BTI, BPLLC and the Company have agreed to provide certain collateral. As of April 12, 2006 (including $1,100,000 advanced in 2005 and an additional $875,000 which had been advanced prior to the February 8 Agreement) PinnOak had advanced a total of $5,910,000 to finance the construction. On March 23 the amount of BPLLC's note was increased from $5,100,000 to $9,000,000 and the "trigger date" for certain events was extended from April 1, 2006 to May 1, 2006. (See "General development of business---Recent Developments---Loans from and Agreement with PinnOak Resources" for complete details).

Fertilizer Sales. To date the production from the Company's fertilizer manufacturing plant near Beijing has lagged significantly behind its original projections and it now appears that it will be at least May or June before the plant will be able to achieve the targeted production rate of the existing facility. Initial capacity has been lowered because some of the equipment was downsized to reduce the cost of the facility. Despite the slow start, March sales have been encouraging and sales are on the uptrend.

Because of the delay in reaching the Company's targeted production rate, the plant owners have each had to loan an additional US$40,000 to provide the additional working capital needed until the plant can generate sufficient funds to sustain its own operations. (See"General development of business---Recent Developments---Fertilizer Sales" for complete details).

Placement of Convertible Subordinated Notes. During the first quarter of 2006 we sold another $192,851 of 2009 Notes, generating additional working capital of approximately $191,000. The notes are convertible into 145,415 shares of the Company's common stock.

Credit Facility on Colorado Gas Wells. On March 28, 2006, the Company closed on a $350,000 reducing revolving credit facility with a local bank secured by a first lien on the production from its eight new gas wells in Yuma County, Colorado. The new credit facility provides an initial borrowing base of $350,000, with such commitment reducing at the rate of $10,000 per month. The loan matures on September 30, 2007, with interest payable monthly at Wall Street Journal Prime Rate plus 150 basis points. As of April 10, 2006, $260,000 has been drawn against the facility. $115,000 of such amount was used to repay loans from related parties; the balance was added to working capital.

(18)  Impact of Recently Issued Accounting Pronouncements
----  ---------------------------------------------------
In November of 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs be excluded from the costs of inventory and expensed when incurred. This standard is effective for fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 151 effective January 1, 2006. The adoption of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

In December of 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an acceptable alternative. As allowed by the Securities and Exchange Commission, SFAS 123R must be adopted at the beginning of the next fiscal year that begins after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006. The Company believes that the effects of implementing SFAS 123R will not be significantly different from the pro forma disclosures shown above.

In May of 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FADB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS 154 is required for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this new standard effective January 1, 2006. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     No matters require disclosure here.

Item 9A.  Controls and Procedures.
--------  ------------------------

     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule a-15(f) under the Exchange Act) were effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

     There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
--------  ------------------

     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2005, that was not reported.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

     The information regarding our directors will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

     The information regarding our executive officers has been furnished in a separate item captioned "Executive Officers and Significant Employees of the Registrant" and included as Item 4a in Part I of this report at pages 22 through 24.

Item 11.  Executive Compensation.
--------  -----------------------

     The information regarding executive compensation will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     The information regarding transactions with management and others will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
--------  ---------------------------------------

     The information regarding principal accountant fees and services will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.
--------  -------------------------------------------

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

3.2 Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.

3.3 Registrant's By-Laws as currently in effect. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

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

10.2* The Beard Company 2005 Stock Option Plan adopted on June 9, 2005. (This Exhibit has been previously filed as Exhibit 10.3 to the Registrant's Form 10-Q for the period ended June 30, 2005, filed on August 19, 2005, and same is incorporated herein by reference).

10.3* Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and eight directors. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant's Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10.4* Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan, adopted by the Board of Directors effective February 13, 2004. (This Amendment, which supersedes the original Plan adopted on September 30, 2003, has been previously filed as Exhibit 10.5 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

10.5* The Beard Company 2005 Deferred Stock Compensation Plan, adopted on November 17, 2005.

10.6* Incentive Stock Option Agreement by and between Philip R. Jamison and Beard Technologies, Inc. ("BTI"), dated May 18, 1998. (This Exhibit has been previously filed as Exhibit 10(k) to Registrant's Form 10-K for the period ended December 31, 1998, filed on April 15, 1999, and same is incorporated herein by reference).

10.7 Tax Sharing Agreement by and among Registrant, Cibola and the Cibola shareholders, dated April 10, 1996. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended June 30, 1996, filed on August 14, 1996, and same is incorporated herein by reference).

10.8 Cibola Corporation financial statements for the three years ended December 31, 2004. (This Exhibit has been previously filed as Exhibit
       10.9 to Registrant's Form 10-K/A for the period ended December 31, 2004, filed April 17, 2006, and same is incorporated herein by reference.)

10.9 Notice letter by and among the Shareholders of Cibola and Registrant dated November 14, 2005. (This Exhibit has been previously filed as Exhibit 99 to the Registrant's Form 8-K, Current Report, filed on December 1, 2005, and same is incorporated herein by reference).

10.10 Dredging Services Agreement by and between DTE Dickerson LLC and BTI, dated July 14, 2004. (This Exhibit has been previously filed as Exhibit
       10.4 to Registrant's Form 10-Q for the period ended September 30, 2004, filed on Nov 16, 2004, and same is incorporated herein by reference).

10.11 Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Letter Loan Agreements between the parties, has been previously filed as Exhibit 10.13 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

10.12 Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 25, 2004. (This Exhibit has been previously filed as Exhibit 10.11 to Registrant's Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.13 Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated April 1, 2005. (This Exhibit, which superseded the March 26, 2004 Letter Loan Agreement and the June 25, 2004 Amendment between the parties, has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 2005, filed on August 19, 2005, and same is incorporated herein by reference).

10.14 Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Notes between the parties, has been previously filed as Exhibit
       10.16 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

10.15 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated March 26, 2004. (This Exhibit, which superseded all prior Notes between the parties, has been previously filed as Exhibit 10.14 to Registrant's Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.16 Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated February 14, 2005. (This Exhibit, which superseded all prior Notes between the parties, has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended June 30, 2005, filed on August 19, 2005, and same is incorporated herein by reference).

10.17 Form of 2002 Warrant. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10.18 Form of 2003 Warrant. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.19 Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant's Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.20 Subordination and Nominee Agreement dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10.26 to Registrant's Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

10.21 Form of 10% Participating Note due November 30, 2006. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

10.22 Promissory Note from Registrant to Bank of Nichols Hills dated February 27, 2004. (This Exhibit has been previously filed as Exhibit 10.30 to Registrant's Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

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

10.25 Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant and McElmo Dome Nominee, LLC, dated as of May 21, 2004. (This Exhibit has been previously filed as Exhibit 10.25 to Registrant's Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.26 Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C. ("Boatright") (This Exhibit has been previously filed as Exhibit 10.27 to Registrant's Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.27 Form of 12% Convertible Subordinated Promissory Note due February 15, 2010. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant's Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.28 Security and Collateral Agent Agreement, by and among Registrant, InvesTrust, N.A. and Beard Technologies, Inc., dated as of January 26, 2005. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant's Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.29  Form of 2005 Warrant. (This Exhibit has been previously filed as Exhibit
       10.3 to Registrant's Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.30 Letter Agreement by and among Registrant, Pinnacle Mining Company, LLC, PinnOak Resources, LLC and BTI, dated July 29, 2005, with attached Exhibits "A", "A-1", "A-2" and "A-3".

10.31 Advancing Term Promissory Note from Registrant to Cibola dated December 1, 2004. (This Exhibit has been previously filed as Exhibit 10.31 to Registrant's Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.32 Letter Agreement by and between 7HBF, Ltd. ("7HBF") and Registrant dated February 7, 2005. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant's Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.33 Unsecured Promissory Note from BEE/7HBF, LLC to 7HBF dated February 14, 2005. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant's Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.34 Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009. (This Exhibit has been previously filed as Exhibit 99.1 to the Registrant's Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.35 Form of 12% Convertible Subordinated Promissory Note due August 31, 2009 issued to all other 2009 Note purchasers. (This Exhibit has been previously filed as Exhibit 99.2 to the Registrant's Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.36 Note Assumption Agreement and Release by and among the Unitrust, Registrant and Boatright. (This Exhibit has been previously filed as Exhibit 99.3 to the Registrant's Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.37 Amended and Restated Promissory Note in the amount of $1,100,000 by and between Beard Pinnacle, LLC and PinnOak Resources, LLC dated October 7, 2005. This Exhibit superseded and replaced a prior Note between the parties dated September 29, 2005, in the amount of $400,000.

10.38 Subordination and Nominee Agreement dated as of July 22, 2005, by and among the Unitrust, Boatright and Nominee. (This Exhibit has been previously filed as Exhibit 99.4 to the Registrant's Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.39 Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant, the Public Trustee of ______ County, Colorado, for the benefit of Nominee, dated as of July 22, 2005. (This Exhibit has been previously filed as Exhibit 99.5 to the Registrant's Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

14 Code of Ethics (This Exhibit has been previously filed as Exhibit 14 to Registrant's Form 10-K for the period ended December 31, 2002, filed on April 8, 2003, and same is incorporated herein by reference).

21     Subsidiaries of the Registrant.

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


                                    THE BEARD COMPANY
                                       (Registrant)

                                     /s/ Herb Mee, Jr.
DATE:  April 12, 2006               By   Herb Mee, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                Title                      Date
---------                                -----                      ----

     /s/ W. M. Beard
By       W.M. Beard                Chief Executive Officer      April 12, 2006


     /s/ Herb Mee, Jr.
By       Herb Mee, Jr.            President and Chief           April 12, 2006
                                  Financial Officer

     /s/ Jack A. Martine
By       Jack A. Martine          Controller and                April 12, 2006
                                  Chief Accounting Officer

     /s/ W. M. Beard
By       W. M. Beard              Chairman of the Board         April 12, 2006


     /s/ Herb Mee, Jr.
By       Herb Mee, Jr.            Director                      April 12, 2006


     /s/ Allan R. Hallock
By       Allan R. Hallock         Director                      April 12, 2006


     /s/ Harlon E. Martin, Jr.
By       Harlon E. Martin, Jr.    Director                      April 12, 2006


     /s/ Ford C. Price
By       Ford C. Price            Director                      April 12, 2006

                               INDEX TO EXHIBITS

EXHIBIT
  NO.        DESCRIPTION OF EXHIBIT                  METHOD OF FILING
  ---        ----------------------                  ----------------

3.1 Restated Certificate of Incorporation of Incorporated herein by reference Registrant as filed with the Secretary of State of Oklahoma on September 20,
       2000.

3.2 Amended Certificate of Incorporation of Filed herewith electronically Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business
       August 6, 2004.

3.3    Registrant's By-Laws as currently in     Incorporated herein by reference
       effect.

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

10.1   Amendment No. One to The Beard Company   Incorporated herein by reference
       1993 Stock Option Plan dated August 27,
       1993, as amended June 4, 1998.

10.2 The Beard Company 2005 Stock Option Plan Incorporated herein by reference adopted on June 9, 2005.

10.3 Form of Indemnification Agreement dated Incorporated herein by reference December 15, 1994, by and between Registrant and eight directors.

10.4   Amendment No. One to The Beard Company   Incorporated herein by reference
       2003-2 Deferred Stock Compensation Plan, adopted by the Board of Directors effective February 13, 2004.

10.5   The Beard Company 2005 Deferred Stock    Filed herewith electronically
       Compensation Plan, adopted on November
       17, 2005.

10.6 Incentive Stock Option Agreement by and Incorporated herein by reference between Philip R. Jamison and Beard
       Technologies, Inc. ("BTI"), dated May
       18, 1998.

10.7   Tax Sharing Agreement by and among       Incorporated herein by reference
       Registrant, Cibola and the Cibola
       shareholders, dated April 10, 1996.

10.8 Cibola Corporation financial statements Incorporated herein by reference for the three years ended December 31, 2004.

10.9   Notice letter by and among the           Incorporated herein by reference
       Shareholders of Cibola and Registrant
       dated November 14, 2005.

10.10  Dredging Services Agreement by and       Incorporated herein by reference
       between DTE Dickerson LLC and BTI, dated
       July 14, 2004.

10.11  Restated and Amended Letter Loan         Incorporated herein by reference
       Agreement by and between Registrant and
       the Unitrust dated March 26, 2004.

10.12 Amendment to Restated and Amended Letter Incorporated herein by reference Loan Agreement by and between Registrant and the Unitrust dated June 25, 2004.

10.13  Restated and Amended Letter Loan         Incorporated herein by reference
       Agreement by and between Registrant and
       the Unitrust dated April 1, 2005.

10.14  Renewal and Extension Promissory Note    Incorporated herein by reference
       from Registrant to the Trustees of the
       Unitrust dated March 26, 2004.

10.15  Replacement Renewal and Extension        Incorporated herein by reference
       Promissory Note from Registrant to the
       Trustees of the Unitrust dated March 26,
       2004.

10.16  Replacement Renewal and Extension        Incorporated herein by reference
       Promissory Note from Registrant to the
       Trustees of the Unitrust dated February
       14, 2005.

10.17  Form of 2002 Warrant.                    Incorporated herein by reference

10.18  Form of 2003 Warrant.                    Incorporated herein by reference

10.19  Form of Deed of Trust, Assignment of     Incorporated herein by reference
       Production, Security Agreement and
       Financing Statement dated as of February
       21, 2003.

10.20  Subordination and Nominee Agreement      Incorporated herein by reference
       dated February 21, 2003.

10.21  Form of 10% Participating Note due       Incorporated herein by reference
       November 30, 2006.

10.22 Promissory Note from Registrant to Bank Incorporated herein by reference of Nichols Hills dated February 27,
       2004.

10.23  Form of 2004 Warrant.                    Incorporated herein by reference

10.24  Form of 2004 Production Payment.         Incorporated herein by reference

10.25  Form of Deed of Trust, Assignment of     Incorporated herein by reference
       Production, Security Agreement and
       Financing Statement by and between
       Registrant and McElmo Dome Nominee, LLC, dated as of May 21, 2004.

10.26  Subordination and Nominee Agreement      Incorporated herein by reference
       dated May 21, 2004, by and between the
       Unitrust and Boatright Family, L.L.C.
       ("Boatright")

10.27  Form of 12% Convertible Subordinated     Incorporated herein by reference
       Promissory Note due February 15, 2010.

10.28 Security and Collateral Agent Agreement, Incorporated herein by reference by and among Registrant, InvesTrust,
       N.A. and Beard Technologies, Inc., dated as of January 26, 2005.

10.29  Form of 2005 Warrant.                    Incorporated herein by reference

10.30  Letter Agreement by and among            Filed herewith electronically
       Registrant, Pinnacle Mining Company,
       LLC, PinnOak Resources, LLC and BTI,
       dated July 29, 2005, with attached
       Exhibits "A", "A-1", "A-2" and "A-3".

10.31  Advancing Term Promissory Note from      Incorporated herein by reference
       Registrant to Cibola dated December 1,
       2004.

10.32  Letter Agreement by and between 7HBF,    Incorporated herein by reference
       Ltd. ("7HBF") and Registrant dated
       February 7, 2005.

10.33 Unsecured Promissory Note from BEE/7HBF, Incorporated herein by reference LLC to 7HBF dated February 14, 2005.

10.34  Beard Boatright 12% Convertible          Incorporated herein by reference
       Subordinated Promissory Note due August
       31, 2009.

10.35  Form of 12% Convertible Subordinated     Incorporated herein by reference
       Promissory Note due August 31, 2009
       issued to all other 2009 Note
       purchasers.

10.36 Note Assumption Agreement and Release by Incorporated herein by reference and among the Unitrust, Registrant and Boatright.

10.37 Amended and Restated Promissory Note in Filed herewith electronically the amount of $1,100,000 by and between Beard Pinnacle, LLC and PinnOak
       Resources, LLC dated October 7, 2005.
       This Exhibit superseded and replaced a
       prior Note between the parties dated
       September 29, 2005, in the amount of
       $400,000.

10.38  Subordination and Nominee Agreement      Incorporated herein by reference
       dated as of July 22, 2005, by and among
       the Unitrust, Boatright and Nominee.

10.39  Form of Amended and Restated Deed of     Incorporated herein by reference
       Trust, Assignment of Production,
       Security Agreement and Financing
       Statement by and between Registrant, the Public Trustee of ______ County,
       Colorado, for the benefit of Nominee,
       dated as of July 22, 2005.

14     Code of Ethics.                          Incorporated herein by reference

21     Subsidiaries of the Registrant.          Filed herewith electronically

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