Form 10-Q
period 2006-03-31
BEARD CO /OK
filed 2006-05-22
CIK 909992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2006

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 1-12396


                                THE BEARD COMPANY
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


          Oklahoma                                         73-0970298
_______________________________                         _________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                           Enterprise Plaza, Suite 320
                              5600 North May Avenue
                          Oklahoma City, Oklahoma          73112
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (405) 842-2333

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2006.

                  Common Stock $.0006665 par value - 5,539,210

                                THE BEARD COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION                                            Page
                                                                         ----

Item 1.   Financial Statements............................................3

    Balance Sheets - March 31, 2006 (Unaudited) and
       December 31, 2005..................................................3

    Statements of Operations - Three Months ended March 31,
       2006 and 2005 (Unaudited)..........................................4

    Statements of Shareholders' Equity (Deficiency) - Year ended
       December 31, 2005 and Three Months ended March 31,
       2006 (Unaudited)...................................................5

    Statements of Cash Flows - Three Months ended
       March 31, 2006 and 2005 (Unaudited)................................6

    Notes to Financial Statements (Unaudited).............................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....20

Item 4.   Controls and Procedures........................................20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................20

Item 1A.  Risk Factors...................................................22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....23

Item 3.   Defaults Upon Senior Securities................................23

Item 4.   Submission of Matters to a Vote of Security Holders............23

Item 5.   Other Information..............................................23

Item 6.   Exhibits.......................................................23

Signatures...............................................................25

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements
-----------------------------

                                         THE BEARD COMPANY AND SUBSIDIARIES
                                                   Balance Sheets
                                  March 31, 2006 (Unaudited) and December 31, 2005
                                                                          March 31,              December 31,
                                                  Assets                     2006                    2005
                                                                     ---------------------   ----------------------
Current assets:
     Cash and cash equivalents                                             $      198,000          $       363,000
     Accounts receivable, less allowance for doubtful
        receivables of $80,000 in 2006 and 2005                                   208,000                  215,000
     Inventories                                                                  184,000                  149,000
     Prepaid expenses and other assets                                             47,000                   67,000
     Current maturities of notes receivable                                         7,000                    6,000
     Assets of discontinued operations held for resale                             20,000                   20,000
                                                                     ---------------------   ----------------------
              Total current assets                                                664,000                  820,000
                                                                     ---------------------   ----------------------
Note receivable, less allowance for doubtful receivable of
     $30,000 in 2006 and 2005                                                      13,000                   14,000

Restricted certificate of deposit                                                  50,000                   50,000

Investments and other assets                                                       29,000                   36,000

Property, plant and equipment, at cost                                          8,710,000                4,779,000
     Less accumulated depreciation, depletion and amortization                  1,551,000                1,512,000
                                                                     ---------------------   ----------------------
              Net property, plant and equipment                                 7,159,000                3,267,000
                                                                     ---------------------   ----------------------
Intangible assets, at cost                                                        534,000                  523,000
     Less accumulated amortization                                                264,000                  246,000
                                                                     ---------------------   ----------------------
              Net intangible assets                                               270,000                  277,000
                                                                     ---------------------   ----------------------
                                                                           $    8,185,000          $     4,464,000
                                                                     =====================   ======================


                            Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Trade accounts payable                                                $      141,000          $       717,000
     Accrued expenses                                                             770,000                  878,000
     Short-term debt - related entities                                         5,495,000                1,100,000
     Current maturities of long-term debt                                         226,000                  215,000
     Current maturities of long-term debt - related entities                      324,000                  316,000
     Liabilities of discontinued operations held for resale                        43,000                   42,000
                                                                     ---------------------   ----------------------
              Total current liabilities                                         6,999,000                3,268,000
                                                                     ---------------------   ----------------------
Long-term debt less current maturities                                          1,597,000                1,268,000

Long-term debt - related entities                                               6,007,000                5,770,000

Other long-term liabilities                                                       133,000                  133,000

Minority interest in consolidated subsidiary                                        3,000                    8,000

Shareholders' equity (deficiency):
     Convertible preferred stock of $100 stated value;
        5,000,000 shares authorized; 27,838 shares issued
        and outstanding                                                           889,000                  889,000
     Common stock of $.0006665 par value per share; 15,000,000
        shares authorized; 5,539,210 and 5,472,968 shares
        issued and outstanding in 2006 and 2005, respectively                       4,000                    4,000
     Capital in excess of par value                                            38,552,000               38,509,000
     Accumulated deficit                                                      (46,007,000)             (45,374,000)
     Accumulated other comprehensive loss                                           8,000                  (11,000)
                                                                     ---------------------   ----------------------
              Total shareholders' equity (deficiency)                          (6,554,000)              (5,983,000)
                                                                     ---------------------   ----------------------
Commitments and contingencies (note 7)
                                                                           $    8,185,000          $     4,464,000
                                                                     =====================   ======================

See accompanying notes to financial statements.

                                      THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Operations
                                                 (Unaudited)
                                                                           For the Three Months Ended
                                                                    ----------------------------------------
                                                                        March 31,             March 31,
                                                                           2006                 2005
                                                                    -------------------   ------------------
Revenues:
    Coal reclamation                                                     $       6,000        $           -
    Carbon dioxide                                                             335,000              218,000
    China                                                                       80,000                    -
    e-Commerce                                                                   5,000               25,000
    Oil & gas                                                                   56,000                    -
                                                                    -------------------   ------------------
                                                                               482,000              243,000
                                                                    -------------------   ------------------
Expenses:
    Coal reclamation                                                           258,000              176,000
    Carbon dioxide                                                              36,000               47,000
    China                                                                      310,000              124,000
    e-Commerce                                                                  29,000               37,000
    Oil & gas                                                                    7,000                5,000
    Selling, general and administrative                                        218,000              207,000
    Depreciation, depletion and amortization                                    46,000               27,000
                                                                    -------------------   ------------------
                                                                               904,000              623,000
                                                                    -------------------   ------------------
Operating profit (loss):
    Coal reclamation                                                          (258,000)            (178,000)
    Carbon dioxide                                                             289,000              161,000
    China                                                                     (239,000)            (124,000)
    e-Commerce                                                                 (24,000)             (13,000)
    Oil & gas                                                                   45,000               (5,000)
    Other, primarily corporate                                                (235,000)            (221,000)
                                                                    -------------------   ------------------
                                                                              (422,000)            (380,000)
Other income (expense):
    Interest income                                                              1,000                5,000
    Interest expense                                                          (239,000)            (233,000)
    Equity in net earnings of unconsolidated affiliates                         51,000              995,000
    Impairment of investment in unconsolidated affiliate                             -             (881,000)
    Gain on sale of assets                                                           -               21,000
    Other                                                                       (1,000)              (1,000)
    Minority interest in operations of consolidated subsidiary                   5,000               30,000
                                                                    -------------------   ------------------
Loss from continuing operations before income taxes                           (605,000)            (444,000)

Income tax benefit (expense) (note 6)                                                -              (19,000)
                                                                    -------------------   ------------------
Loss from continuing operations                                               (605,000)            (463,000)

Discontinued operations:
Earnings (loss) from discontinued operations (note 3)                          (28,000)              88,000
                                                                    -------------------   ------------------
Net loss                                                                 $    (633,000)       $    (375,000)
                                                                    ===================   ==================

Net earnings (loss) per average common share outstanding:
    Basic and diluted:
       Loss from continuing operations                                   $       (0.11)       $       (0.08)
       Earnings from discontinued operations                                      0.00                 0.01
                                                                    -------------------   ------------------
       Net loss                                                          $       (0.11)       $       (0.07)
                                                                    ===================   ==================

Weighted average common shares outstanding:
    Basic and diluted                                                        5,592,000            5,748,000
                                                                    ===================   ==================

See accompanying notes to financial statements.

                                                 THE BEARD COMPANY AND SUBSIDIARIES
                                           Statements of Shareholders' Equity (Deficiency)
                                                                                                                          Total
                                                                                                           Accumulated    Common
                                                Preferred           Common       Capital In                  Other     Shareholders'
                                                ---------           ------        Excess of   Accumulated Comprehensive    Equity
                                           Shares    Stock     Shares     Stock   Par Value     Deficit   Income(loss)  (Deficiency)
                                           ----------------   -----------------  ------------ ----------- -----------  -------------
Balance, December 31, 2004                 27,838  $889,000   4,839,565  $3,000  $ 38,193,000 $(43,214,000) $(15,000)  $(4,144,000)

  Net loss                                      -         -           -       -             -   (2,160,000)        -    (2,160,000)
  Comprehensive income:
    Foreign currency translation
    adjustment                                  -         -           -       -             -            -     4,000         4,000

                                                                                                                      -------------
Total comprehensive loss                        -         -           -       -             -            -         -    (2,156,000)
                                                                                                                      -------------

Issuance of stock for warrants exercised        -         -     415,750   1,000       122,000            -         -       123,000

Reservation of shares pursuant to deferred
  compensation plan                             -         -           -       -       194,000            -         -       194,000

Issuance of shares pursuant to deferred
  compensation plan                             -         -     217,653       -             -            -         -             -

                                           -----------------  ------------------ ------------ ------------- ---------  ------------
Balance, December 31, 2005                 27,838   889,000   5,472,968   4,000    38,509,000  (45,374,000)  (11,000)   (5,983,000)

  Net loss (unaudited)                          -         -           -       -             -     (633,000)        -      (633,000)
  Comprehensive income (loss) (unaudited):
    Foreign currency translation
    adjustment (unaudited)                      -         -           -       -             -            -    19,000        19,000

                                                                                                                       ------------
Total comprehensive loss (unaudited)            -         -           -       -             -            -         -      (614,000)
                                                                                                                       ------------

Share-based compensation related to
  employee stock options (unaudited)            -         -           -       -         3,000            -         -         3,000

Issuance of stock for warrants exercised
  (unaudited)                                   -         -      10,000       -         4,000            -         -         4,000

Reservation of shares pursuant to deferred
  compensation plan (unaudited)                 -         -           -       -        36,000            -         -        36,000

Issuance of shares pursuant to deferred
  compensation plan (unaudited)                 -         -      56,242       -             -            -         -             -

                                           -----------------  ------------------ ------------ ------------- ---------  ------------
Balance, March 31, 2006 (unaudited)        27,838  $889,000   5,539,210  $4,000  $ 38,552,000 $(46,007,000) $  8,000   $(6,554,000)
                                           =================  ================== ============ ============= =========  ============

See accompanying notes to financial statements.

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)
                                                                               For the Three Months Ended
                                                                       ------------------------------------------
                                                                         March 31, 2006         March 31, 2005
                                                                       ------------------------------------------
Operating activities:
     Cash received from customers                                            $    527,000           $    155,000
     Gain on settlement                                                                 -                      -
     Cash paid to suppliers and employees                                      (1,281,000)              (512,000)
     Interest received                                                              1,000                  4,000
     Interest paid                                                               (241,000)              (199,000)
     Taxes paid                                                                   (28,000)              (119,000)
     Operating cash flows of discontinued operations                              (26,000)               (16,000)
                                                                       -------------------     ------------------
          Net cash used in operating activities                                (1,048,000)              (687,000)
                                                                       -------------------     ------------------
Investing activities:
     Acquisition of property, plant and equipment                              (3,999,000)              (130,000)
     Acquisition of intangibles                                                    (8,000)              (149,000)
     Proceeds from sale of assets                                                       -                 30,000
     Proceeds from sale of assets of discontinued operations                            -                 70,000
     Proceeds from redemption of investment account                               107,000                      -
     Other                                                                         17,000                219,000
                                                                       -------------------     ------------------
          Net cash provided by (used in) investing activities                  (3,883,000)                40,000
                                                                       -------------------     ------------------
Financing activities:
     Proceeds from term notes                                                     332,000                 90,000
     Payments on line of credit and term notes                                    (15,000)              (203,000)
     Proceeds from related party debt                                           4,570,000              1,868,000
     Payments on related party debt                                              (139,000)              (248,000)
     Proceeds from exercise of warrants                                             4,000                123,000
     Loan to buyer                                                                      -                (30,000)
     Capitalized costs associated with issuance of
        subordinated debt                                                               -               (114,000)
     Other                                                                         14,000                 (1,000)
                                                                       -------------------     ------------------
        Net cash provided by financing activities                               4,766,000              1,485,000
                                                                       -------------------     ------------------
Net increase (decrease) in cash and cash activities                              (165,000)               838,000

Cash and cash equivalents at beginning of period                                  363,000                216,000
                                                                       -------------------     ------------------
Cash and cash equivalents at end of period                                   $    198,000           $  1,054,000
                                                                       ===================     ==================

Continued

                                        THE BEARD COMPANY AND SUBSIDIARIES
                                             Statements of Cash Flows
                                                    (Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities
                                                                               For the Three Months Ended
                                                                       ------------------------------------------
                                                                         March 31, 2006         March 31, 2005
                                                                       ------------------------------------------
Net loss                                                                     $   (633,000)          $   (375,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation, depletion and amortization                                      46,000                 27,000
     Gain on sale of assets                                                             -                 (9,000)
     Gain on sale of assets of discontinued operations                                  -                (91,000)
     Equity in operations of unconsolidated affiliates                            (13,000)              (995,000)
     Impairment of investment in unconsolidated affiliate                               -                881,000
     Increase in impairment reserve                                                     -                      -
     Non cash compensation expense                                                 39,000                 16,000
     Net cash used by discontinued operations offsetting
        accrued impairment loss                                                         -                (12,000)
     Minority interest in consolidated subsidiary                                  (5,000)               (30,000)
     (Increase) decrease in accounts receivable, prepaid
         expenses and other current assets                                         40,000                (32,000)
     Increase in inventories                                                      (35,000)                     -
     Decrease in accounts payable, accrued
        expenses and other liabilities                                           (487,000)               (67,000)
                                                                       -------------------     ------------------
     Net cash used in operating activities                                   $ (1,048,000)          $   (687,000)
                                                                       ===================     ==================

See accompanying notes to financial statements.

                       THE BEARD COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

                             March 31, 2006 and 2005
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies
---  ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company's 2005 annual report on Form 10-K.

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

     The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

     The Company's current significant operations are within the following segments: (1) the Coal Reclamation ("Coal") Segment, (2) the Carbon Dioxide ("CO2") Segment, (3) the China ("China") Segment, (4) the e-Commerce ("e-Commerce") Segment, and (5) the Oil & Gas ("Oil & Gas") Segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the construction and operation of organic chemical compound fertilizer ("OCCF") plants. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage starpay's(TM) intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

     Inventories
     -----------
     Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at March 31, 2006, was made up of raw materials ($59,000), work-in-process ($92,000) and finished goods ($33,000). There were no inventories at March 31, 2005. The inventories are valued at the lower of cost or market on the first-in, first-out method.

     Stock-Based Compensation
     ------------------------
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's 2006 fiscal year. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

     The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. At December 31, 2005, there were 26,250 options outstanding under the 1993 Plan. These options were fully vested prior to 2005.

     The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the "2005 Plan") adopted in February 2005. There were 45,000 options granted under the 2005 Plan in the first quarter of 2005.

     Grant-Date Fair Value
     ---------------------
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no options granted during the first quarter of 2006. The fair value of the options granted in the first quarter of 2005 was calculated using the following estimated weighted average assumptions:

     Expected volatility                              279.5%
     Expected risk term (in years)                       3.5
     Risk-free interest rate                           3.75%
     Expected dividend yield                              0%

     The expected volatility is based on historical volatility over the one-year period prior to the date of granting of the unvested options. Beginning in 2006, the Company expects to use the simplified method outlined in SAB 107 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero coupon U. S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

     Share-Based Compensation Expense
     --------------------------------
     The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $3,000, charged to "Other Activities". Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB No. 25, no share-based compensation was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended March 31, 2005, the Company's consolidated net loss and net loss per share would have been as illustrated in the pro forma amounts shown below:

                                                          Three Months Ended
                                                            March 31, 2005
     Basic and diluted
        Net loss, as reported                                 $ (375,000)
        Deduct: share based compensation, net of related
          income tax effect                                        3,000
                                                          ------------------
        Pro forma net loss                                    $ (378,000)
                                                          ==================

     Net earnings (loss) per share, as reported
         Basic and diluted
             Loss from continuing operations                   $ (0.08)
             Earnings from discontinued operations                0.01
                                                          ------------------
                Net loss                                       $ (0.07)
                                                          ==================

     Net earnings (loss) per share, pro forma
         Basic and diluted
             Loss from continuing operations                   $ (0.08)
             Earnings from discontinued operations                0.01
                                                          ------------------
                Net loss                                       $ (0.07)
                                                          ==================


     As of March 31, 2006, there was $107,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of five years.

     On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the quarter ended March 31, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

     Option Activity
     ---------------
     A summary of the activity under the Company's stock option plans for the three-month period ended March 31, 2006 is presented below:

                                                                               Weighted Average
                                                               Weighted           Remaining           Average
                                                               Average         Contractual Term      Intrinsic
                                                   Shares   Exercise Price         (Years)             Value
                                                   ------   --------------         -------             -----
     Options outstanding at December 31, 2005:      71,250       $2.47               3.25                -
          Granted                                    -             -                  -                  -
          Exercised                                  -             -                  -                  -
          Canceled                                   -             -                  -                  -
                                                 ----------
     Options outstanding at March 31, 2006          71,250       $2.47               3.00                -
                                                 ==========
     Options exercisable at March 31, 2006          26,250       $2.08                .74                -
                                                 ==========
     Options vested and options expected to
           vest at March 31, 2006<F1>               26,250       $2.08                .74                -
                                                 ==========
     _______________

<F1>
     The Company's 2005 Stock Option Plan was cancelled on May 1, 2006 and replaced by the 2006 Stock Option Plan. All options under the 2005 Plan were cancelled and replaced by options under the new plan on such date.

     Reclassifications
     -----------------
     Certain 2005 balances have been reclassified to conform to the 2006 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
---  ----------------------------------------------------------
     Overview
     --------
     The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. The Company's revenues from continuing operations are on an uptrend; they increased in each of the last three years. The Company has incurred operating losses and negative cash flows from operations during each of the last five years. However, the Company commenced projects in both its Coal and China Segments in 2005, and both of these projects are projected to begin generating positive cash flow during the last half of 2006. Meanwhile, in addition to the project currently in progress, the Coal Segment is currently pursuing seven other projects which are in various stages of development. (See "Additional Details" below). The Company arranged the financing for its initial fertilizer plant in China in early 2005; the plant commenced production in October of 2005. The McElmo Dome Settlement has resulted in better pricing and higher profit margins for the CO2 Segment. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in 2004 or 2005 and will not make it profitable in 2006.

     During the two years ended March 31, 2006, the Company took several steps which reduced its negative cash flow to some degree, including salary deferrals by its Chairman and President, deferrals of directors' fees into its Deferred Stock Compensation Plans (the "DSC Plans"), and suspension of the Company's 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Six private debt placements raised gross proceeds of $4,434,000 during such period and an additional $193,000 in the first quarter of 2006. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of the fertilizer plant in China. During the fourth quarter of 2005 and the first quarter of 2006, the Company borrowed $5,495,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia (the "Pinnacle Project"). That funding had increased to $6,850,000 as of May 4, 2006. In addition, the Company secured a $350,000 long-term bank credit facility on March 28, 2006 (the "Bank Facility"). These measures have enabled the Company to continue operating.

     The negative result of the above has been a substantial amount of dilution to the Company's common equity. From January 1, 2004 through March 31, 2006, a total of 602,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) were issued in connection with the private debt placements, and 672,000 Stock Units (as adjusted for the stock split) were accrued in the participants' accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $3,428,000 of convertible notes were also issued which are convertible into 2,750,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of one of the DSC Plans resulted in the issuance of 218,000 common shares in November of 2005 and 56,000 in January of 2006. In addition, 50,000 options were issued to a financial consultant in 2005, of which 25,000 have been exercised.

     Additional Details
     ------------------
     The Company obtained net additional working capital of approximately $191,000 during the first quarter of 2006 from the private debt placement completed during the quarter, and an additional $195,000 as a result of the initial draw made under its new Bank Facility. Despite these additions, working capital decreased from $(2,448,000) at December 31, 2005 to $(6,335,000) at March 31, 2006, as a result of the additional $4,395,000 of short-term borrowings utilized to finance the construction of the Pinnacle Project. The $(6,335,000) working capital deficit is to some degree temporary berration since most of the $5,495,000 deficit will be reclassified to long-term debt once the final funding for the Pinnacle Project is in place. The deficit will be further reduced to the extent that the $777,000 which will be reimbursed to Beard Technologies for overhead charges, equipment, etc. is not utilized for working capital (see below).

     The Company's principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate the Pinnacle Project and the Company commenced construction on the project in September of 2005. The Company has obtained commitments for (i) $2,800,000 of equity for the project from a group of investors and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. If the guaranty is not obtained, the pond owner has committed to fund or arrange the funding for the project. As of May 4, 2006 the pond owner had advanced $6,850,000 to finance the construction. In addition, the segment is actively pursuing a number other projects which it has under development.

     The timing of the coal projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     At this juncture it is uncertain whether the $9,000,000 loan for the Pinnacle Project will come from a loan arranged by the pond owner or from the bank if the USDA guaranty is obtained. We anticipate that this determination will occur in June of 2006, at which point the limited liability company formed to own the project will reimburse the Company $400,000 for 10 months of overhead charges, plus approximately $377,000 for equipment and other items for which Beard Technologies has not yet been reimbursed. Regardless of the source of funding, construction on the project is moving forward rapidly and we expect to have first coal production and start generating cash flow in July of 2006.

     In addition to the cash infusion from the Pinnacle Project, the Company expects to generate cash of at least $50,000 during 2006 from the disposition of the remaining assets from two of its discontinued segments, and can sell certain other assets to generate cash if necessary. In addition, the Company expects to receive funds from the binding arbitration scheduled to be completed at the end of June, 2006. Although the Company believes that it has a strong position in this matter, there is no assurance that the matters in dispute will be resolved in our favor. See "PART II. Item 1. Legal Proceedings. McElmo Dome Litigation."

     The operating entity in the China Segment commenced fertilizer production in October, and is currently seeking market acceptance for its products. Fertilizer production and sales have lagged significantly behind the Company's original projections, and we currently anticipate that the segment will remain unprofitable until the last half of 2006.

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

(3)  Discontinued Operations
---  -----------------------
     BE/IM Segment
     -------------
     In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either of the three-month periods ended March 31, 2006 or 2005. The Company recorded a loss of $1,000 and earnings of $48,000 for the three-month periods ended March 31, 2006 and 2005, respectively, for the segment. The earnings in 2005 were from the sale of equipment. As of March 31, 2006, the significant assets related to the segment's operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at March 31, 2006. The Company is actively pursuing opportunities to sell the segment's few remaining assets and expects the disposition to be completed by December 31, 2006.

     WS Segment
     ----------
     In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment's assets were sold in 2001. The segment recorded no revenues for either the first quarter of 2006 or 2005. The Company recorded a loss of $27,000 for the first quarter of 2006 as a result of moving certain assets to a location near its headquarters to facilitate their sale. The Company recorded earnings of $40,000 as its share of operating results for the discontinued segment for the first quarter of 2005, which included gains on the sale of equipment totaling $43,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2006. As of March 31, 2006, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $43,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2006.

(4)  Convertible Preferred Stock
---  ---------------------------
     Effective January 1, 2003, the Company's preferred stock became convertible into common stock. On March 31, 2006 and 2005, each share of the Company's preferred stock was convertible into 10.63040274 (295,929) and 10.31114354 (287,041) shares of common stock, respectively. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants/options or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company's Chairman or President in the Company's 2005 Deferred Stock Compensation Plan (the "DSC Plan"), in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Loss Per Share
---  --------------
     Basic earnings (loss) per share data is computed by dividing earnings
     (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the 2005 DSC Plan. The shares in the 2005 DSC Plan are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. In the fourth quarter of 2005 four of the five participants elected, irrevocably, to receive a portion of their shares in the 2003-2 DSC Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2006 computation except for 42,370 shares to be distributed in 2006. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 523,913 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2007 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company's preferred stock and convertible notes were converted to common stock.

     Diluted loss per share from continuing operations in the statements of operations for the three month periods ended March 31, 2006 and March 31, 2005 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company's losses from continuing operations.


                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                             --------------------------------------
                                                                                        2006               2005
                                                                             --------------------------------------
     Basic and diluted EPS:
       Weighted average common shares outstanding                                     5,522,565          5,018,649
       Shares in the 2003-2 Deferred Stock Compensation Plan treated as
       common stock equivalents                                                          42,370            729,708
       Shares in the 2005 Deferred Stock Compensation Plan treated as
       common stock equivalents                                                          27,164                  -
                                                                             --------------------------------------
                                                                                      5,592,099          5,748,357
                                                                             ======================================


(6)  Income Taxes
---  ------------
     In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded provisions of none and $19,000 for federal alternative minimum taxes for the three months ended March 31, 2006 and 2005, respectively.

     At March 31, 2006, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

                                                         Expiration
                                                            Date        Amount
                                                            ----        ------
       Federal regular tax operating loss carryforwards   2006-2008     $45,680

       Tax depletion carryforward                        Indefinite      $3,000


(7)  Commitments and Contingencies
---  -----------------------------
     In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

(8)  Business Segment Information
---  ----------------------------
     The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments' performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first quarter of 2006 and four segments in the first quarter of 2005. The segments are Coal, Carbon Dioxide, China, and e-Commerce, with the new Oil & Gas Segment added as a reportable segment in 2006. The Company conducted business in the Oil & Gas Segment in 2005 but those activities were not previously significant enough to be treated as a separately reportable segment.

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is focusing on the construction and operation of organic chemical compound fertilizer plants in China. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage the subsidiary's intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

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

                                              Carbon
                                  Coal        Dioxide     China       e-Commerce   Oil & Gas    Totals
                                  ----        -------     -----       ----------   ---------    ------
      Three months ended
      ------------------
        March 31, 2006
        --------------
     Revenues from
       external  customers           $   6     $  335       $  80         $  5      $  56    $   482
     Segment profit (loss)            (258)       289        (239)         (24)        45       (187)
     Segment assets                  6,197        520         649           23        362      7,751

      Three months ended
      ------------------
        March 31, 2005
        --------------
     Revenues from
       external  customers           $   -     $   218      $   -         $ 25      $   -    $   243
     Segment profit (loss)            (178)        161       (124)         (13)        (5)      (159)
     Segment assets                    331         467        203           28        113      1,142


     Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2006 and 2005 (in thousands):


                                                                       2006                2005
                                                              -------------------- -------------------
       Total loss for reportable segments                              $   (187)           $   (159)
       Net corporate costs not allocated to segments                       (418)               (285)
                                                              -------------------- -------------------
            Total consolidated loss from continuing
                operations                                             $   (605)           $   (444)
                                                              ==================== ===================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

     The following discussion focuses on material changes in our financial condition since December 31, 2005 and results of operations for the quarter ended March 31, 2006, compared to the prior year first quarter. Such discussion should be read in conjunction with our financial statements including the related footnotes.

     In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2005 Form 10-K (the "Form 10-K").

Overview
--------

     The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is focusing on the construction and operation of plants that manufacture environmentally friendly organic chemical compound fertilizer ("OCCF") in China. The e-Commerce Segment is engaged in a strategy to develop business opportunities to leverage the subsidiary's intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

     Our revenues from continuing operations are on an uptrend; they increased in 2004 and 2005, and are expected to increase sharply in 2006. We anticipate higher revenues in the CO2 Segment due to increased production and better pricing resulting from implementation of the McElmo Dome Settlement Agreement (the "Settlement"). Eight new gas wells came on stream in Colorado beginning in June of 2005, resulting in our first oil and gas revenues in many years. We recognized our first revenues from production from our fertilizer plant in China in October of 2005; the plant is expected to have a meaningful buildup of production beginning in the last half of 2006. And, most significantly, we anticipate that we will commence production from our coal reclamation project in West Virginia (the "Pinnacle Project") in July of 2006.

     Although we incurred operating losses and negative cash flows from operations during each of the last seven years, with both our Coal and China Segments finally coming on stream, we expect to go a long way toward reversing this trend in the last half of 2006.


Material changes in financial condition - March 31, 2006 as compared with
-------------------------------------------------------------------------
December 31, 2005.
------------------

     The following table reflects changes in our financial condition during the periods indicated:

                                  March 31,            December 31,           Increase
                                     2006                  2005              (Decrease)
                                     ----                  ----              ----------
Cash and cash equivalents      $     198,000         $     363,000        $    (165,000)

Working capital                $  (6,335,000)        $  (2,448,000)       $  (3,887,000)

Current ratio                      0.09 to 1             0.25 to 1


     During the first quarter of 2006, our working capital decreased by $3,887,000 from $(2,448,000) as of December 31, 2005. The limited liability company ("BPLLC") formed to own the Pinnacle Project has negotiated a short-term loan of up to $9,000,000 from the pond owner, PinnOak Resources, LLC ("PinnOak"), to finance the construction of the project. BPLLC's borrowings under this facility increased from $1,100,000 to $5,495,000 during the first quarter of 2006. Although such borrowings are expected to increase further during the next 30 to 60 days, our working capital position will improve significantly once the permanent financing for the Pinnacle Project has been finalized. As a result, the size of our March 31 working capital deficit is believed to be temporary. At this juncture it is uncertain whether the $9,000,000 loan will come from a loan arranged by PinnOak or from the bank if the USDA guaranty is obtained. We anticipate that this determination will occur no later than June of 2006 and that our agreements with PinnOak (some of which are still in the final negotiation stage) will be finalized at that point. If the USDA guaranty is obtained, a portion of the $9,000,000 bank loan will be utilized to pay off the loans from PinnOak, so the $5,495,000 of short-term construction debt incurred through March 31 will be replaced by long-term (six year) bank debt. If the USDA guaranty is not obtained, and PinnOak arranges for the funding of the project, BPLLC's short-term note to PinnOak will be replaced by a $9,000,000 note with a term of approximately three and one-half to four years. If PinnOak assumes control of the project, BPLLC will be owned 75% by PinnOak and 25% by Beard Technologies, instead of the 50% ownership each company now has of BPLLC.

     In either event BPLLC will be obligated, once the remaining draft agreements have been finalized and executed, to reimburse us in July for overhead charges through June totaling $400,000, plus approximately $377,000 for BTI equipment and other project expenses incurred but not yet billed to the Pinnacle Project. Regardless of the source of funding, construction on the project is moving forward rapidly and we expect to have first coal production and start generating cash flow in July of 2006.

     In addition, we obtained a reducing revolving credit facility from a local bank in the amount of $350,000 in March of 2006. $200,000 of this facility had been utilized at March 31, 2006, of which $115,000 were used to repay loans from related parties. Our CO2 Segment provided working capital of $299,000. We used $40,000 to repay debt and accrued interest, including $24,000 to related parties. We used $258,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $239,000 in connection with the fertilizer operations in China. Also, we used $29,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

     Our principal business is coal reclamation, and this is where management's operating attention is primarily focused. The Coal Segment has a signed contract on the Pinnacle Project, and is actively pursuing seven other projects which it has under development. With the exception of the Pinnacle Project, no definitive contracts have been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

     In February of 2006 we sold an additional $193,000 of our 12% Convertible Subordinated Notes due August 31, 2009, and terminated the private placement commenced in June of 2005. Sale of these notes added $191,000 to working capital after sales commissions and expenses.

     As discussed in our 2005 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first quarter of 2006, we and our partner each advanced US$106,000 in order to support such operations. We have each advanced an additional US$33,000 to date in the second quarter of 2006 for such purpose. We believe that no additional advances will be required after August of 2006.

     We believe that the $777,000 we will receive as a result of the final funding of the Pinnacle Project will provide sufficient working capital to sustain our activities until the Pinnacle Project and the China fertilizer plant are generating positive cash flow from operations. Although we feel there is a high degree of certainty that both projects will achieve this result, there is no assurance that such will be the case. If there are further delays in funding the Pinnacle Project, or continuing delays in meeting our budgeted projections in China, then a major restructuring of our operations will become necessary in the near term in order that we can continue as a going concern.

     In addition, we expect to receive funds following the arbitration that will be concluded on June 30, 2006. (See "PART II - Item 1. Legal Proceedings. McElmo Dome Litigation"). Although there is no assurance this will occur, we estimate that we could receive as much as $540,000 in the third quarter should the matters be resolved in the Plaintiffs' favor.

Material changes in results of operations - Quarter ended March 31, 2006 as
---------------------------------------------------------------------------
compared with the Quarter ended March 31, 2005.
-----------------------------------------------

     We recorded a $633,000 loss for the first quarter of 2006 compared to the $375,000 loss reported for the first quarter of 2005. The operating loss in the Coal Segment increased by $80,000 to $258,000 for the first quarter of 2006. The operating profit in the CO2 Segment increased $128,000. The China Segment incurred an operating loss of $239,000 for the first quarter of 2006 compared to $124,000 for the same period in 2005. The e-Commerce Segment incurred operating losses of $24,000 for the first quarter of 2006 compared to $13,000 in the first quarter of 2005. The new Oil & Gas Segment recorded a profit of $45,000 for the first quarter of 2006 compared to a loss of $5,000 for the same period in 2005. The operating loss in Other activities for the first quarter of 2006 increased $14,000 compared to the same period in 2005. As a result, the operating loss for the current quarter increased $42,000 to $422,000 versus $380,000 in the corresponding quarter of the prior year.

     Operating results of our primary operating Segments are reflected below:

                                              2006           2005
                                              ----           ----
     Operating profit (loss):
        Coal reclamation                   $(258,000)     $(178,000)
        Carbon dioxide                       289,000        161,000
        China                               (239,000)      (124,000)
        e-Commerce                           (24,000)       (13,000)
        Oil & gas                             45,000         (5,000)
                                       --------------- --------------
                 Subtotal                   (187,000)      (159,000)
        Other                               (235,000)      (221,000)
                                       --------------- --------------
                                           $(422,000)     $(380,000)
                                       =============== ==============

     The "Other" in the above table reflects primarily general and corporate activities, as well as our other activities.

Coal reclamation
----------------

     The segment recorded $6,000 in revenues in the first quarter of 2006 compared to none for the same period in 2005. Operating costs increased $82,000 to $258,000 for the first quarter of 2006 compared to $176,000 for the same period in 2005, as the segment became further involved in the construction of the Pinnacle Project and expanded its marketing efforts in view of the dramatic increase in coal prices. The net result was a corresponding increase in the segment's operating loss.

     Once the funding for the Pinnacle Project has been finalized and the draft agreements on the project have been executed, we expect to book $400,000 of overhead charges to the project ($50,000 per month for the period from September of 2005 through January of 2006, and $30,000 per month for the period from February through June of 2006), and will continue to book a charge of $30,000 per month thereafter for the life of the project. Such charges will be offset by our percentage of ownership in the project. As a result, we will pick up $400,000 of cash which will be borrowed by the project, and record a net profit of $200,000 to $300,000 depending upon our ownership in the project.

Carbon dioxide
--------------

     First quarter 2006 operations reflected an operating profit of $289,000 compared to $161,000 for the 2005 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $117,000 or 54% to $335,000 for the first three months of 2006 compared to $218,000 for the same period in 2005. The increase in revenue was primarily due to an increase in pricing, together with a slight increase in paid volumes to our interest, and was aided by an $11,000 decrease in lifting costs for the current quarter.

China
-----

     The China Segment incurred an operating loss of $239,000 for the first three months of 2006 compared to $124,000 for the same period in 2005. The segment had $186,000 in additional operating and SG&A costs for the first quarter of 2006 compared to the same period in 2005 as its initial fertilizer plant conducted operations for the first full quarter of its existence in 2006.

e-Commerce
----------

     The e-Commerce Segment incurred an operating loss of $24,000 for the first quarter of 2006 versus an operating loss of $13,000 in the prior year quarter. The segment recorded revenues of $5,000 of royalty fee income in the first quarter of 2006 compared to $25,000 in patent license fees in the prior year quarter. Under the segment's patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $8,000 less in SG&A costs in the 2006 first quarter than it did in the comparable 2005 quarter. Because of the snail's pace at which the Visa lawsuit has been progressing, we have granted Marc Messner's request to spend a portion of his time for six months assisting his wife in her newly purchased business. Accordingly, he is receiving only half his normal salary during the period from February 1 through July 31, 2006.

Oil & Gas
---------

     Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in 12 wells located in Wyoming which began production in 2005. The segment recorded $56,000 in revenues for the first quarter of 2006 compared to none for the same period in 2005. Operating costs totaled $7,000 and $5,000 for the first quarter of 2006 and 2005, respectively. As a result, the segment contributed $45,000 of operating profit for the first quarter of 2006 compared to a loss of $5,000 for the same period in the prior year.

Other activities
----------------

     Other operations, consisting primarily of general and corporate activities, generated a $14,000 larger operating loss for the first quarter of 2006 as compared to the same period last year. The increased loss for the first quarter of 2006 compared to the same period in 2005 was primarily the result of additional professional fees.

Selling, general and administrative expenses
--------------------------------------------

      Our selling, general and administrative expenses ("SG&A") in the current quarter increased to $218,000 from $207,000 in the 2005 first quarter. Professional fees increased $15,000 for the 2006 quarter compared to the same period in 2005. Rent increased $3,000 for the same period. Net decreases in several other expense classifications partially offset these increases - resulting in a net $11,000 increase.

Depreciation, depletion and amortization expenses
-------------------------------------------------

     Depreciation, depletion and amortization expenses ("DD&A") increased $19,000 for the first quarter of 2006 compared to the same period of 2005. The increase was primarily due to the amortization of capitalized costs associated with the three debt issues completed in 2004 and 2005 and depreciation on additional equipment purchased for the fertilizer plant in the China Segment, the new Oil & Gas Segment and the Coal Segment projects under development.

Other income and expenses
-------------------------

     The other income and expenses for the first quarter of 2006 netted to a loss of $183,000 compared to $64,000 for the same period in 2005. Interest income was $1,000 for the first quarter of 2006 compared to $5,000 for the same period in 2005. Interest expense was $6,000 higher in the first quarter of 2006 compared to the first quarter of 2005 reflecting the three debt offerings completed in 2004 and 2005. Our equity in earnings of unconsolidated affiliates reflected net income of $51,000 for the first quarter of 2006 compared to $114,000 for the same period in 2005. We recorded $51,000 as our share of earnings from our investment in Cibola Corporation compared to $995,000 in the prior year quarter. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would had to have reached $50,000,000 before we could begin to receive our 80% share of any excess. Since we felt this was unlikely, we also recorded an impairment of $881,000 for the three months ended March 31, 2005. The interest expense totals include $30,000 to Cibola for the three months ended March 31, 2005. This impairment and the interest charges reduced the net earnings from our investment in Cibola to the actual cash distributions received of $84,000 for the first quarter of 2005. The majority of the amount received in the first quarter of 2006 was the result of a negotiated settlement with the minority common shareholders regarding the termination of the agreement effective December 1, 2005. We realized gains on sale of assets for the three months ended March 31, 2005 totaling $21,000 compared to none for the same period in 2006. We realized $5,000 and $30,000 reductions in expenses attributable to our operations in China for the first quarters of 2006 and 2005, respectively, as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Income taxes
------------

     We recorded a provision of $19,000 for federal alternative minimum taxes for the first quarter of 2005 compared to none for the same period in 2006. We have not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations
-----------------------

     Our financial results included losses of $28,000 from our discontinued operations for the first quarter of 2006 compared to earnings of $88,000 for the same period in 2005, as a result of the discontinuance of two of our segments. The losses in 2006 were the result of expenses associated with transporting equipment for resale to a location near our headquarters which is expected to facilitate the sale of that equipment. The first quarter of 2005 benefited from the disposition of assets which generated gains of $91,000 offset by expenses of $3,000. As of March 31, 2006, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
-------  -----------------------------------------------------------

     At March 31, 2006, we had total debt of $13,649,000 which included $5,495,000 of short-term debt to a related party and $202,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $7,952,000 of debt was $7,213,000 of long-term debt which had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At March 31, 2006, a 10% increase in market interest rates would have reduced the fair value of our debt by $86,000.

     We have no other market risk sensitive instruments.

Item 4.  Controls and Procedures.
-------  ------------------------

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

PART II. OTHER INFORMATION.
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

     McElmo Dome Litigation. In 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the "Defendants"). Plaintiffs' complaint alleged damages caused by Defendants' wrongful determination of the value of CO2 produced from the McElmo Dome Field (the "Field"---see "Carbon Dioxide Operations" at pages 9-11 of our Form 10-K) and the corresponding wrongful underpayment to Plaintiffs.

     A Settlement Agreement was signed in 2001 (the "Settlement"). The Settlement became final in 2003 and we received our share in three installments totaling $4,094,000 in 2003 and 2004. The Settlement proceeds resulted in net income of $3,976,000, after alternative minimum taxes of $118,000.

     Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the litigation. A mediation held in Denver in March of 2005 was unsuccessful. In July of 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion on the merits of several issues currently in dispute concerning implementation of the Settlement Agreement. The advisory opinion, which was not binding on the parties, failed to resolve the matter and in October 2005 the parties agreed to proceed to binding arbitration. The three arbitrators selected held a preliminary hearing in Albuquerque on March 1, 2006. The parties presented their respective positions concerning various procedural issues and established a scheduling and procedure order. A hearing on the merits is scheduled to be held in Albuquerque on June 26-30, 2006, with an award to be issued within 30 days thereafter. We estimate that, if all of the matters in dispute should be resolved in the Plaintiffs' favor, we could receive as much as $540,000 for our share of the money in dispute. The matters which are currently the subject of arbitration extend through 2005.

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

     The Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit until such time as its outcome has been determined. Presently approximately $735,000 remains in the defense fund. Once the case has been resolved, any remaining funds net of costs will be distributed to the Coalition members, including us. In March of 2004 the Court dismissed the claims against the attorneys and several of the claims against the managers but gave the Plaintiff the opportunity to make additional arguments as to why other claims should not be dismissed. In April of 2004 Plaintiff asked the Court not to dismiss the remaining claims and moved to file a Second Amended Complaint against the managers and, for the first time, against the Coalition. In May of 2004 the Defendants asked the Court to dismiss Plaintiff's new Complaint.

     On April 25, 2006, Magistrate Hagerty entered an Amended Scheduling Order in the civil action, pursuant to which discovery in this case has recommenced, with motions for summary judgment scheduled on August 31, 2006, and a five-day trial to commence on December 11, 2006.

      We consider the Plaintiff's claims to be without merit. We will receive approximately 22% of the remaining funds, if any, once the suit has been resolved.

Visa Litigation.
----------------

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

     In August of 2003 the Defendants filed a motion to dismiss the second, third and fourth claims. Despite objections to such motion by the Plaintiffs, the Judge in February of 2004 granted Defendants' motion to dismiss the second and third causes of action, and denied the motion insofar as it sought to dismiss the fourth cause of action. Accordingly, Plaintiffs' fourth claim (misappropriation and/or theft of intellectual property and/or trade secrets) will continue to move forward.

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

     Subsequent to the Federal Circuit's decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson's Report and Recommendation respective to the Markman hearing in light of the Federal Circuit's en banc decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held in November of 2005. On January 19, 2006, Magistrate Judge Sanderson filed his final Report and Recommendation on the Markman issues to District Judge Lindsay who will in turn provide the Court's final ruling on claim construction issues. In his report Judge Sanderson found no reason to change any portions of his recommendations filed on January 4, 2005, in light of the Federal Circuit's decision in the Phillips Case. A final Markman ruling is expected to occur at any time. Thereafter, a revised Scheduling Order will be prepared setting out a new trial date.

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

     Both sides anticipate filing dispositive motions during the summer or fall of 2006. Until Judge Lindsey rules regarding pending claim construction issues, there is no scheduling order in place. Plaintiffs will push for a trial date in calendar year 2006 or early 2007.

Item 1A.  Risk Factors.
--------  -------------

     Only the Risk Factors enumerated below have changed since the Form 10-K:

     Lack of Profitable Operations in Recent Periods. Although we were profitable in 2004 as a result of the McElmo Dome Settlement (see "Item 1. Legal Proceedings---McElmo Dome Litigation" above for complete details), we have suffered net operating losses during each of the last seven years. Until we can demonstrate the ability to generate positive cash flow from operations, this shortcoming will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

     There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

     Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($6,554,000) at March 31, 2006, and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in both our China and Coal Segments this year. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all.

     We have substantial indebtedness and may not have enough revenues to pay our debts. As of March 31, 2006, we had $13,649,000 of total debt outstanding, including $202,000 of accrued interest to an affiliate of the Chairman, $5,620,000 of which is due in 2006. If we obtain the USDA Guaranty for a loan for the Pinnacle Project, $5,495,000 of the $5,620,000 of debt due in 2006 would be repaid to PinnOak from the proceeds of the USDA Guaranteed loan. If we do not obtain the USDA Guaranty for the Pinnacle Project, PinnOak has agreed to either fund or arrange for funding of the project and we expect to replace the current note with a long term note with a term of three and one-half to four years, which would also defer all or a portion of the $5,495,000 principal payable to PinnOak in 2006. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

     Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have 10 firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. Approximately 62% of our 5,539,000 outstanding shares are held by management and another 8.4% are held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 672,000 shares, notes convertible into 2,750,000 shares at March 31, 2006, and a total of 566,000 shares at March 31, 2006 in two DSC Plans scheduled for distribution in 2006 and future years.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
-------  ------------------------------------------------------------

     Not applicable.

Item 3.  Default upon Senior Securities.
-------  -------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     Not applicable.

Item 5.  Other Information.
-------  ------------------

     In a Form 8-K filed on February 8, 2006 we disclosed that, effective as of February 7, 2006, we entered into an agreement (the "Agreement") with PinnOak Resources, LLC ("PinnOak"). The contract was made in the ordinary course of business by two of our wholly-owned subsidiaries, Beard Technologies, Inc. ("BTI") and Beard Pinnacle, LLC ("BPLLC"). The Agreement, which was filed as
Exhibit 99.1 of the Form 8-K, provided among other things, that in the event BPLLC had not obtained a USDA Loan Guaranty or other third party loan to finance the development and operation of the Pinnacle Project on or before April 1, 2006 (the "Trigger Date"), then PinnOak would assume control over the project. The Agreement also provided that PinnOak would loan up to $5,100,000 to finance the project. The February 8 filing also indicated that the total advances under the Agreement had increased to $2,725,000 on such date. A copy of the Amended and Restated Promissory Note dated February 7, 2006 was filed as Exhibit 99.2 of the Form 8-K, and a copy of BTI's guaranty of the note was filed as Exhibit 99.3 of the Form 8-K. (See Exhibits 10.3, 10.4 and 10.5 hereof).


     We disclosed in our Form 10-K filed on April 17, 2006, that on March 23, 2006, the amount of BPLLC's note to PinnOak was increased from $5,100,000 to $9,000,000 and that the Trigger Date had been extended from April 1, 2006 to May 1, 2006. The appropriate Exhibits are attached hereto as Exhibits 10.6 and 10.7.

     Advances of $865,000 and $1,015,000 were made on February 22 and March 8, which increased the total advances under the Agreement to $3,590,000 and $4,605,000, respectively. Additional advances totaling $890,000 made on March 22 and March 23 increased the total borrowings to $5,495,000, and advances of $415,000 and $940,000 made on April 12 and May 4 increased the total advances under the Agreement to $6,850,000 as reported in the Form 8-K filed on May 4, 2006 (the "May 4 Filing"). We also disclosed in the May 4 Filing that the Trigger Date had been extended from May 1, 2006 to June 1, 2006. A copy of the Third Amended and Restated Promissory Note dated May 1, 2006 was filed as
Exhibit 99.1 of the Form 8-K, a copy of the Amended Guaranty of the note was filed as Exhibit 99.2 of the Form 8-K, and a copy of an amended Schedule of Advances was filed as Exhibit 99.3 of the May 4 Filing.

Item 6.  Exhibits.
-------  ---------

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

   3.2 Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004. (This Exhibit has been previously filed as Exhibit 3.2 to Registrant's Form 10-K for the period ended December 31, 2005, filed on April 17, 2006.

   3.3 Registrant's By-Laws as currently in effect. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant's Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

    4       Instruments defining the rights of security holders:
            ---------------------------------------------------
   4.1 Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant's Registration Statement on Form S-4, File No. 33-66598, and same is incorporated herein by reference).

    10      Material Contracts:
            ------------------
   10.1 Restated and Amended Letter Loan Agreement by and between Registrant and the Trustees of The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") dated March 3, 2006.

   10.2 Second Replacement Renewal and Extension Promissory Note from Registrant to the Unitrust dated effective February 14, 2005.

   10.3 Letter Agreement by and among PinnOak Resources, LLC ("PinnOak"), Beard Technologies, Inc. ("BTI") and Beard Pinnacle, LLC ("BPLLC") dated February 7, 2006. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant's Form 8-K filed on February 8, 2006, and same is incorporated by reference).

   10.4 Amended and Restated Promissory Note from BPLLC to PinnOak dated February 7, 2006 (the "2/7/06 Note"), but effective as of October 7, 2005. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant's Form 8-K filed on February 8, 2006, and same is incorporated by reference).

   10.5 Guaranty of the 2/7/06 Note by BTI dated February 7, 2006. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant's Form 8-K filed on February 8, 2006, and same is incorporated by reference).

   10.6 Second Amended and Restated Promissory Note from BPLLC to PinnOak dated March 22, 2006 (the "3/22/06 Note"), but effective as of October 7, 2005.

   10.7     Guaranty of the 3/22/06 Note by BTI dated March 22, 2006.

    31      Rule 13a-14(a)/15d-14(a) Certifications:
            ---------------------------------------
   31.1 Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

   31.2 Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

    32      Section 1350 Certifications:
            ---------------------------
   32.1 Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

   32.2 Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.


     We will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112, Attention: Rebecca G. Voth, Secretary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     (Registrant) THE BEARD COMPANY

                                              /s/ Herb Mee, Jr.
     (Date)   May 22, 2006           ___________________________________
                                           Herb Mee, Jr., President and
                                           Chief Financial Officer

                                              /s/ Jack A. Martine
     (Date)   May 22, 2006           ___________________________________
                                           Jack A. Martine, Controller and
                                           Chief Accounting Officer



                                 EXHIBIT INDEX

Exhibit
  No.              Description                    Method of Filing
  ---              -----------                    ----------------

3.1 Restated Certificate of Incorporation of Incorporated herein by reference Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.

3.2   Amended Certificate of Incorporation of   Incorporated herein by reference
      Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August
      6, 2004.

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

10.1  Restated and Amended Letter Loan          Filed herewith electronically
      Agreement by and between Registrant and
      the Trustees of The William M. Beard and
      Lu Beard 1988 Charitable Unitrust (the "
      Unitrust") dated March 3, 2006.

10.2 Second Replacement Renewal and Extension Filed herewith electronically Promissory Note from Registrant to the Unitrust dated effective February 14,
      2005.

10.3  Letter Agreement by and among PinnOak     Incorporated herein by reference
      Resources, LLC ("PinnOak"), Beard
      Technologies, Inc. ("BTI") and Beard
      Pinnacle, LLC ("BPLLC") dated February 7,
      2006.

10.4 Amended and Restated Promissory Note from Incorporated herein by reference BPLLC to PinnOak dated February 7, 2006
      (the "2/7/06 Note"), but effective as of October 7, 2005.

10.5 Guaranty of the 2/7/06 Note by BTI dated Incorporated herein by reference February 7, 2006.

10.6  Second Amended and Restated Promissory    Filed herewith electronically
      Note from BPLLC to PinnOak dated March
      22, 2006 (the "3/22/06 Note"), but
      effective as of October 7, 2005.

10.7 Guaranty of the 3/22/06 Note by BTI dated Filed herewith electronically March 22, 2006.

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