Form 10-K/A
period 2004-12-31
BEARD CO /OK
filed 2006-06-05
CIK 909992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 2

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of The Beard Company (the "Company") for the year ended December 31, 2004 is to respond to comments received from the Securities and Exchange Commission. Specifically, the Company has labeled "as restated" Item 6, Selected Financial Data, and certain affected portions of Notes 9 and 15. The Company has also amended its disclosure regarding the effectiveness of its disclosure controls and procedures contained in Item 9A pursuant to Item 307 of Regulation S-K and amended the
Section 302 certifications filed as Exhibits 31.1 and 31.2.

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

Item 6. Selected Financial Data.
        ------------------------

The following financial data are an integral part of, and should be read in conjunction with, the restated financial statements and notes thereto. For further discussion related to the restatement, please see Note 1 to the financial statements. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 37 of this report.

                                                    2004             2003             2002             2001             2000
                                                    ----             ----             ----             ----             ----
                                                 (restated)       (restated)      (restated)       (restated)        (restated)
                                                                     (in thousands, except per share data)
Statement of operations data:
   Revenues from continuing operations            $   972          $   593         $   469          $   602           $   717

   Interest income                                      3                1             119              177               136

   Interest expense                                  (694)            (637)           (519)            (326)             (179)

   Earnings (loss) from continuing
      operations                                      937           (1,490)         (4,391)          (1,453)           (1,392)

   Loss from discontinued operations                    -             (121)           (223)            (868) <F1>      (1,637)

   Net earnings (loss)                                937           (1,611)         (4,614)          (2,321)           (3,029)

   Net earnings (loss) attributable to
      common shareholders                             937           (1,611)         (4,614)          (2,321)           (3,029)

   Net earnings (loss) per share <F2>:
    Basic:
         Earnings (loss) from continuing
              operations                             0.18            (0.33)          (1.05)           (0.37)            (0.37)
         Loss from discontinued operations           0.00            (0.02)          (0.05)           (0.21)            (0.43)
         Net earnings (loss)                         0.18            (0.35)          (1.10)           (0.58)            (0.80)
    Diluted:
         Earnings (loss) from continuing
              operations                             0.14            (0.33)          (1.05)           (0.37)            (0.37)
         Loss from discontinued operations           0.00            (0.02)          (0.05)           (0.21)            (0.43)
         Net earnings (loss)                         0.14            (0.35)          (1.10)           (0.58)            (0.80)

Balance Sheet Data:
   Working capital                                   (944)            (854)           (303)             281              (159)

   Total assets                                     2,712            2,380           2,703            5,497             6,526

   Long-term debt (excluding
       current maturities)                          5,393            6,322           5,680            3,952             2,867

   Convertible preferred stock                        889              889               -                -                 -

   Redeemable preferred stock                           -                -             889              889               889

    Total common shareholders'
   equity (deficiency)                             (4,144)          (5,333)         (4,833)            (344)            1,883
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

As more fully discussed in the last paragraph of Note 1 and Note 5 to the Financial Statements, the Company has restated its 2004, 2003 and 2002 financial statements to account for its investment in an unconsolidated affiliate on a "gross" basis rather than a "net basis". The Company had issued a note payable to acquire common stock of this affiliate, and had previously netted the note payable to the affiliate against the Company's investment in the affiliate. The Company had also only recognized earnings to the extent of the cash distributions received from the affiliate, due to the contractual arrangement with the affiliate. In these restated financial statements, the Company has presented the investment in the unconsolidated affiliate and the note payable to the unconsolidated affiliate separately in its consolidated balance sheet. The Company has also recognized all of its earnings attributable to earnings of the affiliate, and has then impaired such earnings to the extent of the cash distributions received. In our original report, we expressed an unqualified opinion on the financial statements as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004, and our opinion on the revised statements, as expressed herein, remains unqualified.

                                                  COLE & REED P.C.

Oklahoma City, Oklahoma
March 28, 2005, except for the last paragraph of Note 1 and Note 5, for which the effective date is April 11, 2006

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

           2005         $ 21,000
           2006           20,000
           2007            7,000
           2008            7,000
           2009            6,000
           2010            1,000
                       ----------
                        $ 62,000
                       ==========

(9)  Long-term Debt
---  --------------
Long-term debt is summarized as follows:

                                                         December 31,
                                                         ------------
                                                    2004              2003
                                                    ----              ----
                                               (As restated)      (As restated)
                                                (See Note 1)       (See Note 1)
                                               -------------      -------------
   Coal                                        $          -        $      1,000
   e-Commerce (a)                                     3,000               9,000
   Other                                                  -               2,000
   10% Subordinated Notes (b)(f)                          -           1,240,000
   10% Participating Notes (c)(f)                 1,347,000                   -
   12% Convertible Subordinated Notes (d)           255,000                   -
   8.25% Note Payable to Cibola Corporation (e)   1,439,000           1,439,000
   Loans including accrued interest -
     affiliated entities (e)                      3,123,000           4,329,000
                                               ------------        ------------
                                                  6,167,000           7,020,000
   Less current maturities                          774,000             698,000
                                               ------------        ------------
       Long-term debt                          $  5,393,000        $  6,322,000
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

     At December 31, 2004, the Company had borrowed $1,439,000 from Cibola Corporation, the 80%-owned natural gas marketing subsidiary. The note bears interest at 8.25%, payable semiannually on April 1 and October 1. The note is due to be repaid on June 30, 2006. The note is secured by the Company's stock in Cibola Corporation and is subject to a call option by the minority common and preferred shareholders of Cibola. In the event the call option is exercised, the stock will be surrendered in full payment of the note. See Note 1 regarding the debt to this unconsolidated affiliate.

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
                                                            ==================== ==================== ====================

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands, and as restated - see Note 1:

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
                                                            ==================== ==================== ====================


Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands, and as restated - see Note 1):

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

Item 9A. Controls and Procedures.
         -----------------------

     RESTATEMENT

     As discussed in Note 1 to the consolidated financial statements in this restatement, we have amended our Annual Report on Form 10-K for the year ended December 31, 2004, to present the results of our investment in Cibola Corporation ("Cibola") on a "gross" rather than "net" basis. While we own 80% of the common stock of Cibola, we do not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement (the "Agreement") with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before we could begin to receive our 80% share of any excess. We have issued a $1,439,000 note payable bearing interest at 8.25% for our common stock of Cibola. The interest charges of $119,000 per year had previously been netted against the distributions from Cibola but are now included in interest expense. The note is due to be repaid on June 30, 2006. The stock is subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. We had previously recorded as earnings from unconsolidated affiliates the net cash distributions received from Cibola which amounted to $290,000, $238,000 and $122,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In recording our share of Cibola earnings according to the Agreement, these amounts are increased to $3,496,000, $2,515,000 and $908,000 for the years 2004, 2003 and 2002, respectively. Since we felt it was unlikely that the net worth of Cibola would reach the requisite amount, we also recorded impairments totaling $3,087,000, $2,159,000 and $667,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These impairments and the interest charges on the note payable to Cibola reduce the net earnings to us from our investment in Cibola to the actual cash distributions received and previously presented as earnings from unconsolidated affiliates. We also increased both our investment and note payable-related entities by the $1,439,000 amount. The effect of these changes on the Balance Sheets is to increase both investments and other assets and long-term debt-related entities by $1,439,000 as of December 31, 2004 and 2003. There is no change to either net income (loss) or net earnings (loss) per share for any of the periods presented as a result of these restatements. The impact of these changes on the Statements of Cash Flows is to decrease net cash provided by (used in) operating activities and to increase net cash provided by (used in) investing activities by $119,000 for each of the years 2004, 2003 and 2002.

     In making our determination that we should account for our investment in Cibola using the equity method and not consolidate Cibola Corporation, we reviewed the pertinent accounting literature, most especially Emerging Issues Task Force ("EITF") 96-16 and Financial Accounting Standards Board ("FASB") No. 94, Consolidation of All Majority-Owned Subsidiaries, and noted that Cibola's corporate governance arrangements, the comparable economic interests and investments at risk precluded consolidation of the entity. Specifically, FASB 94 indicates that "consolidation is appropriate when one entity has a controlling interest in another entity and that the usual condition for a controlling interest is ownership of a majority voting interest, but the statement acknowledges that in some circumstances control does not rest with the majority owner...these (minority) rights may be so restrictive as to call into question whether control rests with a majority owner." EITF 96-16 lists several factors to consider in analyzing the rights of the minority shareholders and how restrictive they are in determining where "control" rests and, in the case of Cibola, these factors are determinative and conclusive. The minority common shareholders of Cibola have the right to select three of the five board members and all major decisions, including the payment of dividends, are made at the board level, not the shareholder level. All of the Cibola officers were and are minority shareholders. Any changes to the Cibola Articles of Incorporation or Bylaws require an affirmative vote of 85% of the common shares outstanding - not just a simple majority and more than the 80% owned by us. The call option gives the minority shareholders the ability to remove us as shareholders and this ability can be exercised at any time with five days written notice. Our $1,439,000 note payable to Cibola for our 80% share of the common stock is non-recourse. Our total investment at risk in Cibola is less than $15,000. The minority shareholders' initial investment was more than $2,000,000 - an amount at risk far greater than ours. Therefore, we determined that the equity method of accounting for our investment in Cibola is appropriate.

     EVALUATION OF INTERNAL CONTROLS AND PROCEDURES AND THE RESTATEMENT

     As a result of the restatement discussed above, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "Commission") rules and forms. We researched the proper accounting treatment and presentation of these transactions at the time we initially entered into the agreement with the minority common and preferred shareholders of Cibola. Our accounting treatment and presentation was reviewed by legal counsel (presentation only) and an independent international public accounting firm and found to be proper at that time. That treatment was subsequently reviewed by another independent public accounting firm and its conclusion was the same. The Commission disagreed with the accounting treatment and required that we restate our financials. Nonetheless, we believe that we had performed sufficient due diligence in reaching our conclusions regarding the accounting treatment of this transaction.

     The omission of the separate audited financial statements of Cibola as an exhibit to the December 31, 2004 10K was an error. Cibola met the 20% significance test of Rule 3-09 of Regulation S-X in 2004, although it never had in previous years. The error occurred because our activities and operations in 2004 resulted in Cibola exceeding the 20% level, not because of significant changes in the operations of Cibola, nor in the relationship between us and Cibola. We do not believe that this failure to include the separate audited financial statements of Cibola constitutes a material weakness, because such omission did not result in any changes to the net earnings (loss) or net earnings (loss) per share reported by us. In order to prevent future control deficiencies of this type, we intend to review diligently our relationship with all equity method investees, and determine that (1) such accounting treatment is appropriate, and (2) compliance with Rule 3-09 of Regulation S-X is maintained.

     As previously reported, there were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
         -----------------

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

Item 11. Executive Compensation.
         ----------------------

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


                                              THE BEARD COMPANY
                                                (Registrant)

                                               /s/ Herb Mee, Jr.
DATE:  June 2, 2006                      By Herb Mee, Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                       Title                    Date
---------                                       -----                    ----
      /s/W. M. Beard
By  _________________________________    Chief Executive Officer     June 2, 2006
         W.M. Beard

          /s/Herb Mee, Jr.
By  _________________________________    President and Chief         June 2, 2006
         Herb Mee, Jr.                   Financial Officer

       /s/Jack A. Martine
By  _________________________________    Controller and              June 2, 2006
       Jack A. Martine                   Chief Accounting Officer

        /s/W. M. Beard
By  _________________________________    Chairman of the Board       June 2, 2006
          W.M. Beard

         /s/Herb Mee, Jr.
By  _________________________________    Director                    June 2, 2006
          Herb Mee, Jr.

        /s/Allan R. Hallock
By  _________________________________    Director                    June 2, 2006
       Allan R. Hallock

    /s/Harlon E. Martin, Jr.
By___________________________________    Director                    June 2, 2006
       Harlon E. Martin, Jr.

        /s/Ford C. Price
By  _________________________________    Director                    June 5, 2006
        Ford C. Price

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