Form 10-Q/A
period 2005-06-30
BEARD CO /OK
filed 2006-06-05
CIK 909992

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Form 10-Q of The Beard Company (the "Company") for the quarterly period ended June 30, 2005 is to respond to comments received from the Securities and Exchange Commission. Specifically, the Company has amended its disclosure regarding the effectiveness of its disclosure controls and procedures contained in Item 4 pursuant to Item 307 of Regulation S-K and amended the Section 302 certifications filed as Exhibits 31.1 and 31.2.

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

     The Company's equity in the operations of unconsolidated affiliates netted to income of $229,000 for the first six months of 2005 compared to $198,000 for the same period in 2004. These amounts reflect the improved operating results of Cibola Corporation. The Company recorded $1,942,000 as its share of earnings from its investment in Cibola Corporation compared to $1,764,000 for the prior year six months. While the Company owns 80% of the common stock of Cibola, it does not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Since Beard management felt this was unlikely, the Company also recorded impairments of $1,714,000 and $1,566,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The interest expense totals include approximately $59,000 to Cibola for each of the six-month periods ended June 30, 2005 and 2004, respectively. These impairments and the interest charges reduce the net earnings to the Company from its investment in Cibola to the actual cash distributions received of $169,000 and $138,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

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

Item 4.  Controls and Procedures.

     RESTATEMENT

     As discussed in Note 1 to the consolidated financial statements in this restatement, we have amended our Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2005 and 2004, to present the results of operations of our investment in Cibola Corporation ("Cibola") on a "gross" rather than a "net" basis. While we own 80% of the common stock of Cibola Corporation, we do not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement (the "Agreement") with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have to reach $50,000,000 before we could begin to receive our 80% share. We have issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges amounted to approximately $30,000 and $59,000 for each of the three and six-month periods ending June 30, respectively. These amounts were previously netted against the distributions from Cibola but are reclassified to interest expense. The note is due on June 30, 2006. The stock is subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. We had previously recorded as earnings from unconsolidated affiliates the net cash distributions received from Cibola which amounted to $85,000 and $70,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $169,000 and $138,000 for the six-month periods ending on the same dates, respectively. In recording our share of Cibola earnings according to the Agreement, these amounts are increased to $947,000 and $907,000 for the three-month periods ended June 30, 2005 and 2004, respectively. These earnings amounts are increased to $1,942,000 and $1,764,000 for the six-month periods ended June 30, 2005 and 2004, respectively. Since we felt it was unlikely that the net worth of Cibola would reach the requisite amount, we also recorded impairments totaling $833,000 and $807,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $1,714,000 and $1,566,000 for the six-month periods ended June 30, 2005 and 2004, respectively. These impairments and the interest charges on the note payable to Cibola reduce the net earnings to us from our investment in Cibola to the actual cash distributions received and previously presented as earnings from unconsolidated affiliates. The effect of these changes on the Balance Sheets is to increase both our investment and notes payable-related entities by the $1,439,000 amount. There is no change to either net income (loss) or net earnings (loss) per share for any of the periods presented as a result of this restatement. The impact of these changes on the Statements of Cash Flows is to decrease net cash provided by (used in) operating activities and to increase net cash provided by (used in) investing activities by $59,000 for each of the six-month periods ended June 30, 2005 and 2004.

     EVALUATION OF INTERNAL CONTROLS AND PROCEDURES AND THE RESTATEMENT

     As a result of the restatement discussed above, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "Commission") rules and forms. We researched the proper accounting treatment and presentation of these transactions at the time we initially entered into the agreement with the minority common and preferred shareholders of Cibola. Our accounting treatment and presentation was reviewed by legal counsel (presentation only) and an independent international public accounting firm and found to be proper at that time. That treatment was subsequently reviewed by another independent public accounting firm and its conclusion was the same. The Commission disagreed with the accounting treatment and required that we restate our financials. Nonetheless, we believe that we had performed sufficient due diligence in reaching our conclusions regarding the accounting treatment of this transaction. In coming to the conclusion that our disclosure controls and procedures and internal control over financial reporting were effective as of June 30, 2005, our management took into consideration that the restatement adjustments did not have a material impact on the financial statements, inasmuch as there were no changes to the net earnings (loss) or net earnings (loss) per share amounts, as originally reported and that the restatement, when regarded in its entirety, did not constitute a material weakness.

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