Form 10-Q
period 2006-06-30
BEARD CO /OK
filed 2006-08-14
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12396

THE BEARD COMPANY

(Exact name of registrant as specified in its charter)

Oklahoma	73-0970298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Enterprise Plaza, Suite 320 5600 North May Avenue Oklahoma City, Oklahoma 73112
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(405) 842-2333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2006.

Common Stock $.0006665 par value – 5,591,580

THE BEARD COMPANY

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$ 172,000	$ 363,000
Accounts receivable, less allowance for doubtful
receivables of $80,000 in 2006 and 2005	170,000	215,000
Inventories	195,000	149,000
Prepaid expenses and other assets	37,000	67,000
Current maturities of notes receivable	6,000	6,000
Assets of discontinued operations held for resale	20,000	20,000

Total current assets	600,000	820,000

Note receivable, less allowance for doubtful receivable of
$30,000 in 2006 and 2005	10,000	14,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	69,000	36,000

Property, plant and equipment, at cost	12,032,000	4,779,000
Less accumulated depreciation, depletion and amortization	1,590,000	1,512,000

Net property, plant and equipment	10,442,000	3,267,000

Intangible assets, at cost	542,000	523,000
Less accumulated amortization	283,000	246,000

Net intangible assets	259,000	277,000

	$ 11,430,000	$ 4,464,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 706,000	$ 717,000
Accrued expenses	831,000	878,000
Short-term debt - related entities	8,540,000	1,100,000
Current maturities of long-term debt	236,000	215,000
Current maturities of long-term debt - related entities	331,000	316,000
Liabilities of discontinued operations held for resale	43,000	42,000

Total current liabilities	10,687,000	3,268,000

Long-term debt less current maturities	1,655,000	1,268,000

Long-term debt - related entities	6,135,000	5,770,000

Other long-term liabilities	133,000	133,000

Minority interest in consolidated subsidiary	1,000	8,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000
shares authorized; 5,591,580 and 5,472,968 shares
issued and outstanding in 2006 and 2005, respectively	4,000	4,000
Capital in excess of par value	38,590,000	38,509,000
Accumulated deficit	(46,672,000)	(45,374,000)
Accumulated other comprehensive loss	8,000	(11,000)

Total shareholders' equity (deficiency)	(7,181,000)	(5,983,000)

Commitments and contingencies (note 7)
	$ 11,430,000	$ 4,464,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenues:
Coal reclamation	$ 7,000	$ 39,000	$ 13,000	$ 39,000
Carbon dioxide	361,000	283,000	696,000	501,000
China	101,000	-	181,000	-
e-Commerce	-	5,000	5,000	30,000
Oil & gas	40,000	-	96,000	-

	509,000	327,000	991,000	570,000

Expenses:
Coal reclamation	294,000	143,000	552,000	319,000
Carbon dioxide	56,000	28,000	92,000	75,000
China	284,000	147,000	594,000	271,000
e-Commerce	23,000	45,000	52,000	82,000
Oil & gas	7,000	2,000	14,000	7,000
Selling, general and administrative	218,000	231,000	436,000	438,000
Depreciation, depletion & amortization	50,000	31,000	96,000	58,000

	932,000	627,000	1,836,000	1,250,000

Operating profit (loss):
Coal reclamation	(293,000)	(106,000)	(551,000)	(284,000)
Carbon dioxide	292,000	244,000	581,000	405,000
China	(192,000)	(148,000)	(431,000)	(272,000)
e-Commerce	(23,000)	(42,000)	(47,000)	(55,000)
Oil & gas	29,000	(2,000)	74,000	(7,000)
Other, primarily corporate	(236,000)	(246,000)	(471,000)	(467,000)

	(423,000)	(300,000)	(845,000)	(680,000)
Other income (expense):
Interest income	4,000	5,000	5,000	10,000
Interest expense	(258,000)	(247,000)	(497,000)	(480,000)
Equity in operations of unconsolidated affiliates	-	947,000	51,000	1,942,000
Impairment of investment in unconsolidated
affiliates	-	(833,000)	-	(1,714,000)
Gain on sale of assets	7,000	-	7,000	21,000
Minority interest in operations of
consolidated subsidiary	3,000	4,000	8,000	34,000
Other	-	1,000	(1,000)	-

Loss from continuing operations
before income tax benefit (expense)	(667,000)	(423,000)	(1,272,000)	(867,000)
Income tax benefit (expense)	-	(14,000)	-	(33,000)

Loss from continuing operations	(667,000)	(437,000)	(1,272,000)	(900,000)

Earnings (loss) from discontinued operations	2,000	62,000	(26,000)	150,000

Net loss	$ (665,000)	$ (375,000)	$ (1,298,000)	$ (750,000)

Net earnings (loss) per average common share outstanding:
Basic and diluted:
Loss from continuing operations	$ (0.12)	$ (0.07)	$ (0.23)	$ (0.15)
Earnings from discontinued operations	0.00	0.01	(0.00)	0.02

Net loss	$ (0.12)	$ (0.06)	$ (0.23)	$ (0.13)

Weighted average common shares outstanding:
Basic and diluted	5,638,000	6,010,000	5,619,000	5,880,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)
							Accumulated
							Other	Total
							Compre-	Common
					Capital in		hensive	Shareholders’
	Preferred		Common		Excess of	Accumulated	Income	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	(loss)	(Deficiency)

Balance, December 31, 2004	27,838	$ 889,000	4,839,565	$ 3,000	$ 38,193,000	$(43,214,000)	$(15,000)	$(4,144,000)

Net loss	-	-	-	-	-	(2,160,000)	-	(2,160,000)
Comprehensive income:
Foreign currency translation
adjustment	-	-	-	-	-	-	4,000	4,000

Total comprehensive loss	-	-	-	-	-	-	-	(2,156,000)

Issuance of stock for warrants exercised	-	-	415,750	1,000	122,000	-	-	123,000

Reservation of shares pursuant
to deferred compensation
plan	-	-	-	-	194,000	-	-	194,000

Issuance of shares pursuant to
deferred compensation plan	-	-	217,653	-	-	-	-	-

Balance, December 31, 2005	27,838	889,000	5,472,968	4,000	38,509,000	(45,374,000)	(11,000)	(5,983,000)

Net loss (unaudited)	-	-	-	-	-	(1,298,000)	-	(1,298,000)
Comprehensive income (loss) (unaudited)
Foreign currency translation
adjustment (unaudited)	-	-	-	-	-	-	19,000	19,000

Total comprehensive loss (unaudited)	-	-	-	-	-	-	-	(1,279,000)

Issuance of stock for warrants exercised (unaudited)	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt (unaudited)	-	-	10,000	-	6,000	-	-	6,000

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	71,000	-	-	71,000

Issuance of shares pursuant to
deferred compensation plan (unaudited)	-	-	98,612	-	-	-	-	-

Balance, June 30, 2006 (unaudited)	27,838	$ 889,000	5,591,580	$ 4,000	$ 38,590,000	$(46,672,000)	$ 8,000	$(7,181,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended

	June 30, 2006	June 30, 2005

Operating activities:
Cash received from customers	$ 1,088,000	$ 461,000
Cash paid to suppliers and employees	(2,361,000)	(1,058,000)
Interest received	4,000	9,000
Interest paid	(268,000)	(333,000)
Taxes (paid) refunded	(28,000)	(119,000)
Operating cash flows of discontinued operations	(27,000)	(65,000)

Net cash used in operating activities	(1,592,000)	(1,105,000)

Investing activities:
Acquisition of property, plant and equipment	(6,580,000)	(542,000)
Acquisition of intangibles	-	(41,000)
Proceeds from sale of assets	7,000	30,000
Proceeds from sale of assets of discontinued operations	3,000	110,000
Proceeds from redemption of investment account	107,000	-
Other	42,000	216,000

Net cash used in investing activities	(6,421,000)	(227,000)

Financing activities:
Proceeds from term notes	392,000	90,000
Payments on line of credit and term notes	(29,000)	(207,000)
Proceeds from related party debt	7,615,000	2,605,000
Payments on related party debt	(164,000)	(306,000)
Capitalized costs associated with issuance of debt	(13,000)	(191,000)
Proceeds from exercise of warrants	4,000	123,000
Payments received on notes receivable	4,000	-
Other	13,000	(25,000)

Net cash provided by financing activities	7,822,000	2,089,000

Net increase (decrease) in cash and cash equivalents	(191,000)	757,000

Cash and cash equivalents at beginning of period	363,000	127,000

Cash and cash equivalents at end of period	$ 172,000	$ 884,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities:
	For the Six Months Ended

	June 30, 2006	June 30, 2005

Net loss	$ (1,298,000)	$ (750,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	96,000	58,000
Gain on sale of assets	(7,000)	(21,000)
Gain on sale of assets of discontinued operations	(3,000)	(155,000)
Equity in operations of unconsolidated affiliates	(51,000)	(1,942,000)
Impairment of investment in unconsolidated affiliate	-	1,714,000
Noncash compensation expense	72,000	100,000
Net cash used by discontinued operations offsetting
Accrued impairment loss	-	(50,000)
Minority interest in consolidated subsidiary	(8,000)	(34,000)
Other	(2,000)	(2,000)
(Increase) decrease in accounts receivable, prepaid expenses
and other current assets	75,000	(51,000)
Increase in inventories	(46,000)	-
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	(420,000)	28,000

Net cash used in operating activities	$ (1,592,000)	$ (1,105,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

June 30, 2006 and 2005

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company’s 2005 annual report on Form 10-K.

The accompanying financial statements include the accounts of The Beard Company and its wholly and majority-owned subsidiaries in which The Beard Company has a controlling financial interest (“Beard” or the “Company”). Subsidiaries and investees in which Beard does not exercise control are accounted for using the equity method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

The results of operations for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the China (“China”) Segment, and (4) the e-Commerce (“e-Commerce”) Segment, and (5) the Oil & Gas (“Oil & Gas”) Segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is pursuing environmental opportunities in China, focusing on the construction and operation of organic chemical compound fertilizer (“OCCF”) plants. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

Inventories

Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at June 30, 2006, was made up of raw materials ($56,000), work-in-process ($32,000) and finished goods ($107,000). There were no inventories at June 30, 2005. The inventories are valued at the lower of cost or market on the first-in, first-out method.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

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

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the "2005 Plan") adopted in February 2005. There were 45,000 options granted under the 2005 Plan in the first quarter of 2005, however, on May 1, 2006, the Company cancelled the 2005 Plan and all the options under the 2005 Plan. Also, on May 1, 2006, the Company replaced the 2005 Plan with the 2006 Stock Option Plan (the “2006 Plan”). The Company granted 45,000 options under the 2006 Plan in replacement of the options that were cancelled under the 2005 Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	264.4%
Expected risk term (in years)	5.5
Risk-free interest rate	4.84%
Expected dividend yield	0%

The expected volatility is based on historical volatility over the two-year period prior to the date of granting of the unvested options. Beginning in 2006, the Company has adopted the simplified method outlined in SAB 107 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero coupon U. S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was less than $1,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended June 30, 2005, the Company’s consolidated net loss and net loss per share would have been as illustrated in the pro forma amounts shown below:

	Three Months Ended	Six Months Ended

	June 30, 2005	June 30, 2005

Loss from continuing operations, as reported	$ (437)	$ (900)
Earnings from discontinued operations, as reported	62	150

Net loss, as reported	$ (375)	$ (750)

Loss from continuing operations, as reported	$ (437)	$ (900)
Less: total stock-based employee compensation determined under fair value based method for all awards, net of tax	-	(3)

Pro forma net loss from continuing operations	$ (437)	$ (903)
Earnings from discontinued operations, as reported	62	150

Pro forma net loss	$ (375)	$ (753)

Net earnings (loss) per average common share outstanding, as reported: Basic: Loss from continuing operations Earnings from discontinued operations	$ (0.07) 0.01	$ (0.15) 0.02

Net loss, as reported	$ (0.06)	$ (0.13)

Net earnings (loss) per average common share outstanding, as reported: Diluted: Loss from continuing operations Earnings from discontinued operations	$ (0.07) 0.01	$ (0.15) 0.02

Net loss, as reported	$ (0.06)	$ (0.13)

Net earnings (loss) per average common share outstanding, pro forma: Basic: Loss from continuing operations Earnings from discontinued operations	$ (0.07) 0.01	$ (0.15) 0.02

Net loss - basic, pro forma	$ (0.06)	$ (0.13)

Net earnings (loss) per average common share outstanding, pro forma: Diluted: Loss from continuing operations Earnings from discontinued operations	$ (0.07) 0.01	$ (0.15) 0.02

Net loss - diluted, pro forma	$ (0.06)	$ (0.13)

Weighted average common shares outstanding, As reported:
Basic	6,010,000	5,880,000

Diluted	6,010,000	5,880,000

Weighted average common shares outstanding, Pro forma:
Basic	6,010,000	5,880,000

Diluted	6,010,000	5,880,000

All share, per share and exercise price figures referred to have been adjusted to reflect the 2-for-1 stock split effected at the close of business on August 6, 2004.

As of June 30, 2006, there was $45,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of ten years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the three or six-month periods ended June 30, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2006 is presented below:

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2005:	71,250	$2.47	3.25	-
Granted	45,000	1.53	-	-
Exercised	-	-	-	-
Cancelled	45,000	2.70		-

Options outstanding at June 30, 2006	71,250	$1.73	6.33	-

Options exercisable at June 30, 2006	26,250	$2.08	.33	-
Options vested and options expected to vest at June 30, 2006A	56,250	$1.79	5.40	-

_____________

AThe Company’s 2005 Stock Option Plan was cancelled on May 1, 2006 and replaced by the 2006 Stock Option Plan. All options under the 2005 Plan were cancelled and replaced by options under the new plan on such date.

Reclassifications

Certain 2005 balances have been reclassified to conform to the 2006 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations are on an uptrend; they increased in each of the last three years. The Company has incurred operating losses and negative cash flows from operations during each of the last five years. It commenced projects in both its Coal and China Segments in 2005. The Company expects that the Pinnacle Project will begin generating positive cash flow during the last quarter of 2006. Meanwhile, the Coal Segment is currently pursuing a number of other projects which it has under development. (See “Additional Details” below). In early 2005 the Company arranged the financing for its initial fertilizer manufacturing facility in China; the plant commenced production in October of 2005. The Company changed its marketing approach which hopefully will enable the plant to begin generating positive cash flow by year-end. The McElmo Dome Settlement has resulted in better pricing and higher profit margins for the CO2 Segment. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in 2004 or 2005 and will not make it profitable in 2006. In the meantime, the addition of the new gas wells in Colorado has enabled the Oil & Gas Segment to become profitable and more than offset the losses of the e-Commerce Segment.

During the two years ended June 30, 2006, the Company continued its efforts to reduce its negative cash flow. Such measures included salary deferrals by its Chairman and President, deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”), and suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Private debt placements raised gross proceeds of $2,804,000 during such period including $193,000 in the first half of 2006. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of the fertilizer plant in China. During the fourth quarter of 2005 and the first six months of 2006, the Company borrowed $8,340,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia (the “Pinnacle Project”). That funding had increased to $9,600,000 as of August 4, 2006. In addition, the Company secured a $350,000 long-term bank credit facility on March 28, 2006 (the “Bank Facility”) and borrowed $200,000 from a related party on May 22, 2006. These measures have enabled the Company to continue operating while it waits for the Coal Segment and the China Segment to begin producing positive cash flow.

The negative result of the above has been a substantial amount of dilution to the Company’s common equity. During the 24 month period the Company accrued 287,000 Stock Units (as adjusted for the 2-for-1 stock split effected in August of 2004) in the participants’ accounts as a result of deferrals of salary into the various DSC Plans. During such period $3,428,000 of convertible notes were also issued which are convertible into 2,750,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the options, the convertible notes and the salary deferrals. Termination of one of the DSC Plans resulted in the issuance of 218,000 common shares in November of 2005, 56,000 in January of 2006, and 42,000 in May of 2006. In addition, 50,000 options were issued to a financial consultant in 2005, of which 25,000 have been exercised.

Additional Details

During the first half of 2006 the Company obtained net additional working capital of approximately $191,000 from the private debt placement completed in the first quarter, and an additional $260,000 as a result of draws made under its new Bank Facility. Despite these additions, working capital decreased sharply, from $(2,448,000) at December 31, 2005 to $(10,087,000) at June 30, 2006, primarily as a result of the additional $7,240,000 of short-term borrowings utilized to finance the construction of the Pinnacle Project. The $(10,087,000) working capital deficit is expected to be temporary since most of the borrowings should be reclassified to long-term debt once the final funding for the Pinnacle Project is in place. The deficit will be further reduced to the extent that the $867,000 which will be reimbursed to Beard Technologies for overhead charges, equipment, etc. is not utilized for working capital (see below).

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate the Pinnacle Project and the Company commenced construction on the project in September of 2005. The Company has obtained commitments for (i) $2,800,000 of equity for the project from a group of investors and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. If the guaranty is not obtained, the pond owner has committed to fund or arrange the funding for the project. As of August 11, 2006 the pond owner had advanced $9,600,000 to finance the construction. In addition, the segment is actively pursuing a number of other projects which it has under development.

The timing of the coal projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

At this juncture it is uncertain whether the $9,000,000 loan for the Pinnacle Project will come from a loan arranged by the pond owner or from the bank if the USDA guaranty is obtained. We anticipate that this determination will occur in September of 2006, at which point the limited liability company formed to own the project will reimburse the Company $460,000 for 12 months of overhead charges, plus approximately $407,000 for equipment and other items for which Beard Technologies has not yet been reimbursed. Regardless of the source of funding, construction on the project is moving forward rapidly and we expect to have the initial coal production from the project and start generating cash flow in September of 2006.

In addition to the cash infusion from the Pinnacle Project, the Company expects to generate cash of at least $50,000 during 2006 from the disposition of the remaining assets from two of its discontinued segments, and can sell certain other assets to generate cash if necessary.

The operating entity in the China Segment commenced fertilizer production in October of 2005, and is currently seeking market acceptance for its products. Fertilizer production and sales have lagged significantly behind the Company’s original projections, and the Company currently anticipates that the segment will not become profitable until the first quarter of 2007.

The Company believes that the cash infusion from the Pinnacle Project will provide sufficient working capital to sustain the Company’s activities until the operations of the Pinnacle Project and the China fertilizer plant are generating positive cash flow from operations. If such funds are not sufficient, the Company will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

Subsequent Developments

McElmo Dome Litigation. On August 8, 2006, the Company was advised that the Plaintiffs had lost the arbitration. As a result, the Company will not be receiving an award.

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either of the three or six-month periods ended June 30, 2006 or 2005. For the six-month period ended June 30, 2006, the Company recorded $1,000 in losses for this segment. For the three and six-month periods ended June 30, 2005, the Company recorded $35,000 and $48,000 in earnings, respectively, for this segment primarily as a result of the sale of equipment, and charged $13,000 and $38,000 against an accrual for anticipated expenses related to the shutdown of one of its plants for the same periods, respectively. As of June 30, 2006, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at June 30, 2006. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2006.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first six months of 2006 or 2005. The Company recorded losses of $28,000 for the first half of 2006 as a result of moving certain assets to a location near its headquarters to facilitate their sale. This was partially offset by a $3,000 gain in the second quarter on the sale of segment equipment which brought the net loss to $25,000 for the six months. The Company’s share of operating results from the discontinued segment were earnings of $40,000 and $102,000 for the three and six-month periods ended June 30, 2005, respectively. Included in these results were gains of $43,000 and $107,000 from the sale of equipment for the three and six-month periods, respectively. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2006. As of June 30, 2006, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $43,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2006.

(4) Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.63121122 shares on June 30, 2006 (total of 295,952 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below $1.38172878 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5) Loss Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the 2005 DSC Plan. The shares in the 2005 DSC Plan are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2006 computation except for 42,370 shares which were distributed in the second quarter of 2006. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 481,543 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2007 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three and six-month periods ended June 30, 2006 and 2005 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three	Months Ended	For the Six	Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Basic and Diluted EPS:
Weighted average common shares outstanding	5,585,921	5,255,315	5,579,370	5,137,636
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	51,591	755,085	39.445	742,466

	5,637,512	6,010,400	5,618,815	5,880,102

(6) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded provisions of $14,000 and $33,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2005, respectively, and no provisions for federal alternative minimum taxes for the same periods in 2006.

At June 30, 2006, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2006-2008	$ 46,000

Tax depletion carryforward	Indefinite	$ 3,000

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first six months of 2006 and four segments in the first six months of 2005. The segments are Coal, Carbon Dioxide, China, and e-Commerce, with the new Oil & Gas Segment added as a reportable segment in 2006. The Company conducted business in the Oil & Gas Segment in 2005 but those activities were not previously significant enough to be treated as a separately reportable segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is focusing on the construction and operation of organic chemical compound fertilizer plants in China. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

The following is certain financial information regarding the Company’s reportable segments (presented in thousands of dollars).

General corporate assets and expenses are not allocated to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

		Carbon
	Coal	Dioxide	China	e-Commerce	Oil & Gas	Totals
Three months ended June 30, 2006
Revenues from external customers	$ 7	$ 361	$ 101	$ -	$ 40	$ 509
Segment profit (loss)	(293)	292	(203)	(24)	38	(190)

Three months ended June 30, 2005
Revenues from external customers	$ 39	$ 283	$ -	$ 5		$ 327
Segment profit (loss)	(106)	244	(154)	(42)	(1)	(59)

Six months ended June 30, 2006
Revenues from external customers	$ 13	$ 696	$ 181	$ 5	$ 96	$ 991
Segment profit (loss)	(551)	581	(451)	(47)	83	(385)
Segment assets	9,510	529	638	18	356	11,051

Six months ended June 30, 2005
Revenues from external customers	$ 39	$ 501	$ -	$ 30		$ 570
Segment profit (loss)	(284)	405	(339)	(54)	(7)	(279)
Segment assets	480	488	859	20	288	2,135

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Total loss for reportable segments	$ (190)	$ (59)	$ (385)	$ (279)
Net corporate expenses not allocated to segments	(477)	(364)	(887)	(588)

Total consolidated loss for continuing operations before income taxes	$ (667)	$ (423)	$ (1,272)	$ (867)

THE BEARD COMPANY AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “EXPECT,” “INTEND,” “PROJECT,” “ESTIMATE,” “ANTICIPATE,” “BELIEVE,” OR “CONTINUE” OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS (“CAUTIONARY STATEMENTS”) ARE DISCLOSED UNDER “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. WE ASSUME NO DUTY TO UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2005 and results of operations for the quarter ended June 30, 2006, compared to the prior year second quarter and the six months ended June 30, 2006 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2005 Form 10-K.

Overview

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is focusing on the construction and operation of plants that manufacture environmentally friendly organic chemical compound fertilizer (“OCCF”) in China. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

Our revenues from continuing operations are on an uptrend; they increased in 2004 and 2005, and have increased sharply in 2006. We anticipate higher revenues in the CO2 Segment due to increased production and better pricing resulting from implementation of the settlement agreement with respect to the McElmo Dome litigation (the “Settlement”).(See “PART II – Item 1. Legal Proceedings. McElmo Dome Litigation”). Eight new gas wells began production in Colorado beginning in late 2005, resulting in our first oil and gas revenues in many years. We recognized our first revenues from production from our fertilizer plant in China in October of 2005; the plant is expected to have a meaningful buildup of production beginning in the last quarter of 2006. And, most significantly, we anticipate that we will commence production from our coal reclamation project in West Virginia (the “Pinnacle Project”) in September of 2006.

Although we incurred operating losses and negative cash flows from operations during each of the last seven years, with both our Coal and China Segments finally beginning to generate revenues, we expect to begin reversing this trend in the last quarter of 2006.

Material changes in financial condition – June 30, 2006 as compared with December 31, 2005.

The following table reflects changes in the Company's financial condition during the periods indicated:

	June 30,	December 31,	Increase
	2006	2005	(Decrease)

Cash and cash equivalents	$ 172,000	$ 363,000	$ (191,000)

Working capital	$ (10,087,000)	$(2,448,000)	$ (7,639,000)

Current ratio	0.06 to 1	0.25 to 1

During the first six months of 2006, our working capital decreased by $7,639,000. The limited liability company (“BPLLC”) formed to own the Pinnacle Project has negotiated a short-term loan of up to $11,800,000 from the pond owner, PinnOak Resources, LLC (“PinnOak”), to finance the construction of the Pinnacle Project. BPLLC’s borrowings under this facility increased from $1,100,000 to $8,340,000 during the first half of 2006, and has subsequently increased up to $9,600,000 as of August 11, 2006. Although such borrowings are expected to increase further during the next 30 to 60 days, our working capital position will improve significantly once the permanent financing for the Pinnacle Project has been finalized. As a result, the size of our June 30 working capital deficit is believed to be temporary. $9,000,000 of the borrowings will remain as a loan, and $2,800,000 of the borrowings will be converted to equity in BPLLC. At this juncture it is uncertain whether the $9,000,000 loan will come from a loan arranged by PinnOak or from the bank if the USDA guaranty is obtained. We anticipate that this determination will occur no later than September of 2006 and that our agreements with PinnOak (some of which are still in the final negotiation stage) will be finalized at that point. If the USDA guaranty is obtained, the $9,000,000 bank loan will be utilized to pay off the loans from PinnOak, so the $8,340,000 of short-term construction debt incurred through June 30 will be replaced by long-term (six year) bank debt. If the USDA guaranty is not obtained, and PinnOak arranges for the funding of the project, BPLLC’s short-term note to PinnOak will be replaced by a $9,000,000 note with a term of approximately three and one-half to four years. If PinnOak assumes control of the project, BPLLC will be owned 75% by PinnOak and 25% by Beard Technologies, Inc. (“BTI”) instead of the 50% ownership each company will have in BPLLC if the USDA guaranty is obtained.

In either event BPLLC will be obligated, once the remaining draft agreements have been finalized and executed, to reimburse us in September for overhead charges through August totaling $460,000, plus approximately $407,000 for BTI equipment and other project expenses incurred but not yet billed to the Pinnacle Project. Regardless of the source of funding, construction on the project is moving forward rapidly and we expect to have the initial coal production from the project and start generating cash flow in September of 2006.

In addition, we obtained a reducing revolving credit facility from a local bank in the amount of $350,000 in March of 2006. $260,000 of this facility had been utilized at June 30, 2006, of which $115,000 were used to repay loans from related parties. We also borrowed $200,000 from a related party in May of 2006. Our CO2 Segment provided working capital of $581,000 during the three months ended June 30, 2006. We used $305,000 to repay debt and accrued interest, including $215,000 to related parties during such period. We also used $551,000 of working capital during this period to help fund the operations of the Coal Segment. We utilized a total of $431,000 in connection with the fertilizer operations in China. Also, we used $47,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

Our principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment has a signed contract on the Pinnacle Project, and is actively pursuing a number of other projects. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize. (See “Subsequent Developments – Pinnacle Financing” below).

As discussed in our 2005 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first half of 2006, we and our partner each advanced US$174,000 in order to support such operations. We have each advanced an additional $50,000 in July for such purpose. Demand for agricultural products such as fertilizer vary according to the timing of the growing seasons. We are hopeful that our product, which is still relatively new to the market, will gain greater market acceptance as the farmers in China use our product over the course of this fall planting season. We believe that the segment will no longer require such advances once this has happened which is expected to be by the end of the first quarter of 2007.

We believe that the $867,000 we will receive as a result of the final funding of the Pinnacle Project will provide sufficient working capital to sustain our activities until the Pinnacle Project and the China fertilizer plant are generating positive cash flow from operations. Although we feel there is a high degree of certainty that both projects will achieve this result, there is no assurance that such will be the case. If there are further delays in meeting our budgeted projections in China, then a major restructuring of such operations will become necessary in the near term.

Material changes in results of operations - Quarter ended June 30, 2006 as compared with the Quarter ended June 30, 2005.

The net loss for the second quarter of 2006 was $665,000 compared to $375,000 for the 2005 second quarter. Continuing operations posted a net loss of $667,000 compared to a net loss from continuing operations of $423,000 before income taxes of $14,000 for the same period in 2005. In addition, the Company’s discontinued operations had income of $2,000 for the second quarter of 2006 compared to $62,000 for the second quarter of 2005.

The Coal Segment’s revenues decreased $32,000 from $39,000 to $7,000 in the second quarter of 2006. This decrease in revenues along with an increase in operating and SG&A expenses of $151,000 accounted for most of the increase in the segment’s operating loss which amounted to $293,000 in the second quarter of 2006 versus $106,000 in the 2005 second quarter. The operating profit in the CO2 Segment increased $48,000 to $292,000 compared to $244,000 a year earlier. The China Segment’s loss for the second quarter of 2006 totaled $192,000 compared to $148,000 for the same period in 2005. The e-Commerce Segment incurred operating losses of $23,000 for the second quarter of 2006 compared to $42,000 in the second quarter of 2005. The operating loss in Other activities for the second quarter of 2006 decreased $10,000 compared to the same period in 2005. As a result, the operating loss for the current quarter increased $123,000 to $423,000 versus $300,000 in the corresponding quarter of the prior year.

                Operating results of the Company’s primary operating Segments are reflected below:

	2006	2005
Operating profit (loss):
Coal reclamation	$ (293,000)	$ (106,000)
Carbon dioxide	292,000	244,000
China	(192,000)	(148,000)
e-Commerce	(23,000)	(42,000)
Oil & gas	29,000	(2,000)

Subtotal	(187,000)	(54,000)
Other	(236,000)	(246,000)

Total	$ (423,000)	$ (300,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded revenues of $7,000 for the second quarter of 2006 compared to $39,000 for the same period in 2005 as a result of performing fewer consulting and coring jobs in the 2006 period. Operating costs increased $151,000 to $294,000 for the second quarter of 2006 compared to $143,000 for the same period in 2005. The increased costs were incurred in preparing for the Pinnacle Project.

Carbon dioxide

Second quarter 2006 operations reflected an operating profit of $292,000 compared to $244,000 for the 2005 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $78,000 to $361,000 for the second quarter of 2006 compared to $283,000 for the same period in 2005. The increase in revenue for the current quarter was due primarily to increased pricing as we received an average of $0.72 per mcf sold in the 2006 quarter versus $0.60 per mcf in the year earlier quarter. However, lifting costs doubled for the second quarter of 2006 compared to the same period in 2005, increasing from $28,000 in 2005 to $56,000 in 2006.

China

The China Segment incurred an operating loss of $192,000 for the second quarter of 2006 compared to $148,000 for the same period in 2005. The segment recorded revenues of $101,000 for the second quarter of 2006 compared to none for the same period in 2005. Operating and SG&A costs, however, increased $137,000 for the same period to a total of $284,000 for the second quarter of 2006 compared to $147,000 for the same period in 2005.

e-Commerce

The e-Commerce Segment incurred an operating loss of $23,000 for the second quarter of 2006 versus an operating loss of $42,000 in the prior year quarter. The segment received $5,000 in revenue for the second quarter of 2005 compared to none for the same period in 2006. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $22,000 less in SG&A costs in the 2006 second quarter than it did in the comparable 2005 quarter. Because of the snail’s pace at which the Visa lawsuit has been progressing, we have granted Marc Messner’s request to spend a portion of his time assisting his wife in her newly purchased business. Accordingly, he has received only half his normal salary since February of 2006, and this arrangement will continue until activity in the lawsuit picks up.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in 12 wells located in Wyoming which began production in 2005. The segment recorded $40,000 in revenues for the second quarter of 2006 compared to none for the same period in 2005. Operating costs totaled $7,000 and $2,000 for the second quarter of 2006 and 2005, respectively. As a result, the segment contributed $29,000 of operating profit for the second quarter of 2006 compared to a loss of $2,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $236,000 for the second quarter of 2006 compared to $246,000 for the same period of 2005. This $10,000 decrease in operating losses was due primarily to a $6,000 decrease in professional fees in the second quarter of 2006 compared to the same period in 2005.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter decreased $13,000 to $218,000 compared to $231,000 for the second quarter of 2005. There were numerous minor increases and decreases in SG&A accounts resulting in the net decrease. In addition to the $6,000 decrease in professional fees discussed above, insurance costs also decreased $4,000 for the second quarter of 2006 compared to the second quarter of 2005.

Depreciation, depletion and amortization expenses

DD&A expense increased $19,000 from $31,000 in the second quarter of 2005 to $50,000 in the same period of 2006. The increase was due primarily to the depreciation attributable to the plant and equipment in our fertilizer plant in China.

Other income and expenses

The other income and expenses for the second quarter of 2006 netted to a loss of $244,000 compared to a loss of $123,000 for the second quarter of 2005. Interest income was down $1,000 for the second quarter of 2006 versus the same period in 2005. Interest expense was $11,000 higher as a result of the increase in debt, primarily to related parties and the issuance of the subordinated and participating debt. We recorded no earnings from Cibola Corporation for the second quarter of 2006 compared to $947,000 in the prior year quarter. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would had to have reached $50,000,000 before we could begin to receive our 80% share of any excess. Since we felt this was unlikely, we also recorded an impairment of $833,000 for the three months ended June 30, 2005. The interest expense totals include $30,000 to Cibola for the three months ended June 30, 2005. This impairment and the interest charges reduced the net earnings from our investment in Cibola to the actual cash distributions received of $84,000 for the second quarter of 2005. We realized gains on sale of assets for the three months ended June 30, 2006 totaling $7,000 compared to none for the same period in 2005. We realized $3,000 and $4,000 reductions in expenses attributable to our operations in China for the second quarters of 2006 and 2005, respectively, as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Income taxes

The Company recorded a provision for federal alternative minimum taxes of $14,000 in the second quarter of 2005 compared to none for the same period in 2006. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results for the 2006 and 2005 second quarters benefited from earnings of $2,000 and $62,000, respectively, as a result of activities in two of our four discontinued segments. The second quarter of 2006 benefited from the disposition of assets which generated gains of $3,000 compared to $77,000 for the same period in 2005, offset by expenses of $1,000 and $15,000 respectively. As of June 30, 2006, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2006.

Material changes in results of operations - Six months ended June 30, 2006 as compared with the Six months ended June 30, 2005.

The Company recorded a loss of $1,298,000 for the first half of 2006 compared to a loss of $750,000 for the first six months of 2005. Continuing operations reflected losses of $1,272,000 compared to $900,000 for the same period in 2005. In addition, the Company had losses of $26,000 for the first half of 2006 compared to income of $150,000 from discontinued operations for the same period in 2005.

Operating results of the Company’s primary operating segments are reflected below:

	2006	2005

Operating profit (loss):
Coal reclamation	$ (551,000)	$ (284,000)
Carbon dioxide	581,000	405,000
China	(431,000)	(272,000)
e-Commerce	(47,000)	(55,000)
Oil & gas	74,000	(7,000)

Subtotal	(374,000)	(213,000)
Other	(471,000)	(467,000)

Total	$ (845,000)	$ (680,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

Revenues decreased $26,000 to $13,000 for the first six months of 2006 compared to $39,000 for the same period in 2005 as the result of fewer consulting and coring jobs in the year 2006. Operating costs increased $233,000 to $552,000 for the first six months of 2006 compared to $319,000 for the same period in 2005 as a result of increased labor, expendable supplies, advertising, travel and other costs. As a result, the operating loss for the first six months of 2006 increased $267,000 to $551,000 compared to $284,000 in the first six months of 2005.

Carbon dioxide

Operations for the first six months of 2006 resulted in an operating profit of $581,000 compared to a $405,000 operating profit for the 2005 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues increased $195,000 or 39% to $696,000 for the first six months of 2006 compared to $501,000 for the same period in 2005. We recorded an additional $17,000 in operating costs associated with our properties in the first half of 2006 compared to the same period in 2005. Production volumes for the McElmo Dome field increased for the first six months of 2006 compared to the same period in 2005. The increase in revenue for the current six months was due to higher volumes to our interest accompanied by an increase in pricing. We received an average of $0.70 per mcf sold in the first six months of 2006 versus $0.52 per mcf in the year earlier period. Paid volumes were up 39,000 mcf in the current six months versus a year ago.

China

The China Segment incurred an operating loss of $431,000 for the first half of 2006 compared to $272,000 for the same period in 2005. The higher losses in 2006 were attributable to increased operating and SG&A expenses associated with our fertilizer manufacturing plant in China. The plant recorded its first production and sales in October of 2005. See “Other income and expense” detail below.

e-Commerce

The e-Commerce Segment incurred an operating loss of $47,000 for the first half of 2006 versus an operating loss of $55,000 in the prior year period. The segment recorded revenues of $5,000 of royalty fee income in the first half of 2006 compared to $25,000 in patent license fees and $5,000 in royalty fee income in the prior year six months. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. Because of the snail’s pace at which the Visa lawsuit has been progressing, we have granted Marc Messner’s request to spend a portion of his time assisting his wife in her newly purchased business. Accordingly, he has received only half his normal salary since February of 2006, and this arrangement will continue until activity in the lawsuit picks up. A $12,000 decrease in legal fees accounted for the majority of the remaining change as the segment continued its suit against Visa.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $96,000 in revenues for the first half of 2006 compared to none for the same period in 2005. Operating costs totaled $14,000 and $7,000 for the first six months of 2006 and 2005, respectively. As a result, the segment contributed $74,000 of operating profit for the first half of 2006 compared to a loss of $7,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated operating losses of $471,000 for the first half of 2006 as compared to $467,000 in the same period of 2005. We charged $7,000 more in DD&A costs for the six-month period in 2006 compared to the same period in 2005 because of the amortization of capitalized costs associated with the issuance of the participating and subordinated debt in 2004 and 2005. We also incurred several smaller increases in numerous other expense accounts.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first half of 2006 decreased $2,000 to $436,000 from $438,000 for the 2005 six months. Minor increases and decreases in numerous SG&A expense accounts accounted for the net decrease.

Depreciation, depletion and amortization expenses

DD&A expense increased $38,000 from $58,000 for the six months ended June 30, 2005 to $96,000 for the same period in 2006. The increase was due primarily to increased depreciation expense associated with the plant and equipment in our China fertilizer plant and on the new oil and gas wells along with increased amortization expense associated with the capitalized costs of the 10% participating and 12% subordinated debt issued in late 2004 and early 2005.

Other income and expense

The other income and expenses for the first six months of 2006 netted to a loss of $427,000 compared to $187,000 for the same period in 2005. Interest income was $5,000 for the first six months of 2006 compared to $10,000 for the first six months of 2005. Interest expense for the first six months of 2006 was $497,000 compared to $480,000 for the same period in 2005. We realized gains on sale of assets for the first six months of 2006 totaling $7,000 compared to $21,000 in the prior year period. We realized an $8,000 reduction in expenses attributable to our operations in China compared to $34,000 for the same period in 2005 as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Our equity in earnings of unconsolidated affiliates reflected net income of $51,000 for the first half of 2006 compared to $228,000 for the same period in 2005. We recorded $51,000 as our share of earnings from our investment in Cibola Corporation compared to $1,942,000 in the prior year six months. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would had to have reached $50,000,000 before we could begin to receive our 80% share of any excess. Since we felt this was unlikely, we also recorded an impairment of $1,714,000 for the six months ended June 30, 2005. The interest expense totals include $60,000 to Cibola for the six months ended June 30, 2005. This impairment and the interest charges reduced the net earnings from our investment in Cibola to the actual cash distributions received of $168,000 for the first half of 2005. The majority of the amount received in the first half of 2006 was the result of a negotiated settlement with the minority common shareholders regarding the termination of the agreement effective December 1, 2005.

Income taxes

The Company recorded provisions of none and $33,000 for federal alternative minimum taxes for the six-month periods ended June 30, 2006 and 2005, respectively.

Discontinued operations

Our financial results for the six months ended in 2006 and 2005 were impacted by losses of $26,000 and earnings of $150,000, respectively, as a result of activities in two of our four discontinued segments. The first half of 2006 benefited from the disposition of assets which generated gains of $3,000 compared to $155,000 for the same period in 2005. These gains were offset by expenses totaling $29,000 and $5,000 for the six-month periods ending June 30, 2006 and 2005, respectively. As of June 30, 2006, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2006, we had total debt of $16,897,000 which included $8,540,000 of short-term debt to related parties and $262,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $8,095,000 of debt was $7,303,000 of long-term debt which had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At June 30, 2006, a 10% increase in market interest rates would have reduced the fair value of our debt by $86,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

As of June 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended June 30, 2006, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings.

McElmo Dome Litigation. In 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the “Defendants”). Plaintiffs’ complaint alleged damages caused by Defendants’ wrongful determination of the value of CO2 produced from the McElmo Dome Field (the “Field”---see “Carbon Dioxide Operations” at pages 9-11 of our Form 10-K) and the corresponding wrongful underpayment to Plaintiffs.

A Settlement Agreement was signed in 2001 (the “Settlement”). The Settlement became final in 2003 and we received our share in three installments totaling $4,094,000 in 2003 and 2004. The Settlement proceeds resulted in net income of $3,976,000, after alternative minimum taxes of $118,000.

Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the litigation. A mediation held in Denver in March of 2005 was unsuccessful. In July of 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion on the merits of several issues currently in dispute concerning implementation of the Settlement Agreement. The advisory opinion, which was not binding on the parties, failed to resolve the matter and in October 2005 the parties agreed to proceed to binding arbitration. A hearing on the merits was concluded in Albuquerque on June 30, 2006. On August 8, 2006, we were advised that the Plaintiffs had lost the arbitration. As a result, we will not be receiving an award.

Coalition Managers Litigation. In April of 2002 a suit was filed in the U.S. District Court of Colorado (Harry Ptasynski v. John M. Cogswell, et al---Case No. 02-WM-0830 (OES) against the attorneys and managers (including our Chairman) of the CO2 Claims Coalition, LLC (the “Coalition”---one of the Plaintiffs in the preceding lawsuit which has now been settled). We are not a defendant in the suit, which was initially brought by Ptasynski and another party which later dismissed itself from the action. In this action Ptasynski is seeking to recover a share of the proceeds of the Coalition’s settlement against the Defendants in the McElmo Dome lawsuit despite the fact that he opted out of the lawsuit in order to pursue his own claims in a separate lawsuit against the Defendants in Texas. Although his case was initially successful in Texas it was later overturned on appeal.

The Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit until such time as its outcome has been determined. Presently approximately $735,000 remains in the defense fund. Once the case has been resolved, any remaining funds net of costs will be distributed to the Coalition members, including us. In March of 2004 the Court dismissed the claims against the attorneys and several of the claims against the managers but gave the Plaintiff the opportunity to make additional arguments as to why other claims should not be dismissed. In April of 2004 Plaintiff asked the Court not to dismiss the remaining claims and moved to file a Second Amended Complaint against the managers and, for the first time, against the Coalition. In May of 2004 the Defendants asked the Court to dismiss Plaintiff’s new Complaint.

On April 25, 2006, Magistrate Hagerty entered an Amended Scheduling Order in the civil action, pursuant to which discovery in this case has recommenced, with motions for summary judgment scheduled on August 31, 2006, and a five-day trial to commence on December 11, 2006.

We consider the Plaintiff’s claims to be without merit. We will receive approximately 22% of the remaining funds, if any, once the suit has been resolved.

Visa Litigation. In May of 2003 our 71%-owned subsidiary, starpay.com, l.l.c., along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of U.S. Patent No. 5,903,878 (the “VIMachine Patent”) that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. In July of 2003, the Plaintiffs filed an Amended Complaint. The suit seeks damages and injunctive relief (i) related to Visa’s infringement of the VIMachine Patent; (ii) related to Visa’s breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa’s pending patent application; and (iv) under California’s common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay’s intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

In August of 2003 the Defendants filed a motion to dismiss the second, third and fourth claims. Despite objections to such motion by the Plaintiffs, the Judge in February of 2004 granted Defendants’ motion to dismiss the second and third causes of action, and denied the motion insofar as it sought to dismiss the fourth cause of action. Accordingly, Plaintiffs’ fourth claim (misappropriation and/or theft of intellectual property and/or trade secrets) will continue to move forward.

In February of 2004 Defendants filed an Answer to Plaintiffs’ Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that they be found not to infringe the VIMachine Patent. Visa asked for other related relief based on these two allegations.

In April and May 2004, Plaintiffs filed their Patent Infringement Contentions and a supplement thereto detailing Visa’s alleged infringement of the majority of the patent claims depicted in the VIMachine Patent. Subsequently, in May 2004, Defendants filed Preliminary Invalidity Contentions requesting the VIMachine Patent be found invalid.

From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the VIMachine Patent claims. A hearing regarding patent claim construction (a “Markman hearing”) was held in October of 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. On January 4, 2005, Magistrate Judge Sanderson filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. Judge Sanderson found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the Magistrate’s recommendations in the form of an appeal to District Judge Lindsey and are awaiting the Court’s final ruling on claim construction issues.

In July of 2005 the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the “Phillips Case”). That is, instead of relegating the case to a three-judge panel, it was heard by the entire Federal Circuit bench. The Federal Circuit attempted to explain how the operative language in patents is to be interpreted. One key question before the Court was to which sources of information the trial court should refer when construing patent claims.

Subsequent to the Federal Circuit’s decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson’s Report and Recommendation respective to the Markman hearing in light of the Federal Circuit’s en banc decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held in November of 2005. On January 19, 2006, Magistrate Judge Sanderson filed his final Report and Recommendation on the Markman issues to District Judge Lindsay who will in turn provide the Court’s final ruling on claim construction issues. In his report Judge Sanderson found no reason to change any portions of his recommendations filed on January 4, 2005, in light of the Federal Circuit’s decision in the Phillips Case. A final Markman ruling is expected to occur at any time. Thereafter, a revised Scheduling Order will be prepared setting out a new trial date.

During the first quarter of 2000 starpay’s trade secrets were relayed to Visa verbally in face-to-face conferences and telephone calls, as well as in correspondence by post and electronic mail. After receiving starpay’s technology and ideas, Visa filed a series of provisional patent applications beginning in April of 2000 using starpay’s trade secrets. At the same time, Visa wrongfully incorporated starpay’s trade secrets in to its Visa Payer Authentication Service (“VPAS”). VPAS infringes the VIMachine Patent. From early 2000 until recently, starpay tried on several occasions to enter into meaningful negotiations with Visa to resolve their intellectual property concerns. Visa has continually denied their infringement of the VIMachine Patent and starpay’s assertion that Visa has appropriated starpay’s trade secrets.

In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. In an October 2004, news release, Visa depicted Verified by Visa as “the leading security standard for authentication of Internet transactions.” In this release Visa announced that Verified by Visa had “recorded an increase of close to 200% in the number of transactions for the quarter ending in September 2004,” and that “total Verified by Visa card volume for the first nine months of 2004 was $5.4 billion.” In April of 2005 Visa announced that “transaction volume during the first quarter of 2005 had increased more than 230% over last year.” Towards the end of 2005 Visa announced that Verified by Visa had “$7 billion in volume during the first half of the year......a 194% year-over-year increase.” Since late 2005, Plaintiffs have not seen or received public information bearing on the transaction volume within the Verified by Visa system.

Both sides anticipate filing dispositive motions during the fall of 2006. Until Judge Lindsey rules regarding pending claim construction issues, there is no scheduling order in place. Plaintiffs will push for a trial date in calendar year 2006 or early 2007.

Item 1A. Risk Factors.

Only the Risk Factors enumerated below have changed since the Form 10-K:

Lack of Profitable Operations in Recent Periods. Although we were profitable in 2004 as a result of the McElmo Dome Settlement (see “Item 1. Legal Proceedings---McElmo Dome Litigation” above for complete details), we have suffered net operating losses during each of the last seven years, and recorded additional operating losses during the first half of 2006. Until we can demonstrate the ability to generate positive cash flow from operations, this shortcoming will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of additional installments of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($7,181,000) at June 30, 2006, and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in both our China and Coal Segments this year. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of June 30, 2006, we had $16,897,000 of total debt outstanding, including $262,000 of accrued interest to an affiliate of the Chairman, $9,107,000 of which is due in 2006. If we obtain the USDA Guaranty for a loan for the Pinnacle Project, $8,340,000 of the $9,107,000 of debt due in 2006 would be repaid to PinnOak from the proceeds of the USDA Guaranteed loan. If we do not obtain the USDA Guaranty for the Pinnacle Project, PinnOak has agreed to either fund or arrange for funding of the project and we expect to replace the current note with a long term note with a term of three and one-half to four years, which would also defer all or a portion of the $8,340,000 principal payable to PinnOak in 2006. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have 10 firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. Approximately 62% of our 5,592,000 outstanding shares are held by management and another 8.4% are held by a long-term institutional holder. In addition, at June 30, 2006, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 672,000 shares, notes convertible into 2,750,000 shares and a total of 560,000 shares in two DSC Plans scheduled for distribution in 2007 and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

3.1

Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000. (This Exhibit has been previously filed as Exhibit 3(i) to Registrant’s Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

3.2

Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004. (This Exhibit has been previously filed as Exhibit 3.2 to Registrant’s Form 10-K for the period ended December 31, 2005, filed on April 17, 2006.

3.3

Registrant’s By-Laws as currently in effect. (This Exhibit has been previously filed as Exhibit 3(ii) to Registrant’s Form 10-K for the period ended December 31, 1997, filed on March 31, 1998, and same is incorporated herein by reference).

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

10	Material Contracts
10.1

Third Amended and Restated Promissory Note from Beard Pinnacle, LLC (“BPLLC”) to PinnOak Resources, LLC (“PinnOak”) dated May 1, 2006 (the “5/1/06 Note”), but effective as of October 7, 2005. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on May 5, 2006, and same is incorporated by reference).

10.2

Amended Guaranty of the 5/1/06 Note by BTI dated May 1, 2006. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on May 5, 2006, and same is incorporated by reference).

10.3

Schedule of Advances under the 5/1/06 Note as amended effective May 4, 2006. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K filed on May 5, 2006, and same is incorporated by reference).

10.4

Schedule of Advances under the 5/1/06 Note as amended effective May 23, 2006. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on May 25, 2006, and same is incorporated by reference).

10.5

The Beard Company Audit Committee Charter as amended effective March 9, 2006. (This Exhibit has been previously filed as Exhibit A to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated by reference).

10.6*

Amendment No. One to The Beard Company 2005 Deferred Stock Compensation Plan as amended April 27, 2006. (The Amended Plan supersedes the original Plan adopted November 17, 2005. This Exhibit has been previously filed as Exhibit B to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated by reference).

10.7*	The Beard Company 2006 Stock Option Plan. . (This Exhibit has been previously filed as Exhibit C to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated by reference).
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certifications:
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

(Registrant) THE BEARD COMPANY
(Date) August 14, 2006	/s/ Herb Mee, Jr. Herb Mee, Jr., President and Chief Financial Officer

(Date) August 14, 2006	/s/ Jack A. Martine Jack A. Martine, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.	Incorporated herein by reference
3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect	Incorporated herein by reference
4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant

Incorporated herein by reference
10.1	Third Amended and Restated Promissory Note from Beard Pinnacle, LLC (“BPLLC”) to PinnOak Resources, LLC (“PinnOak”) dated May 1, 2006 (the “5/1/06 Note”), but effective as of October 7, 2005	Incorporated herein by reference

10.2	Amended Guaranty of the 5/1/06 Note by BTI dated May 1, 2006	Incorporated herein by reference
10.3	Schedule of Advances under the 5/1/06 Note as amended effective May 4, 2006	Incorporated herein by reference
10.4	Schedule of Advances under the 5/1/06 Note as amended effective May 23, 2006	Incorporated herein by reference
10.5	The Beard Company Audit Committee Charter as amended effective March 9, 2006	Incorporated herein by reference
10.6	Amendment No. One to The Beard Company 2005 Deferred Stock Compensation Plan as amended April 27, 2006	Incorporated herein by reference
10.7	The Beard Company 2006 Stock Option Plan	Incorporated herein by reference
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically