Form 10-Q
period 2006-09-30
BEARD CO /OK
filed 2006-11-20
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2006.

Common Stock $.0006665 par value – 5,591,580

THE BEARD COMPANY

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$ 120,000	$ 363,000
Accounts receivable, less allowance for doubtful receivables of $80,000 in 2006 and 2005	252,000	215,000
Inventories	213,000	149,000
Prepaid expenses and other assets	28,000	67,000
Current maturities of notes receivable	6,000	6,000
Assets of discontinued operations held for resale	20,000	20,000

Total current assets	639,000	820,000

Note receivable, less allowance for doubtful receivable of $30,000 in 2006 and 2005	10,000	14,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	73,000	36,000

Property, plant and equipment, at cost	15,390,000	4,779,000
Less accumulated depreciation, depletion and amortization	1,646,000	1,512,000

Net property, plant and equipment	13,744,000	3,267,000

Intangible assets, at cost	555,000	523,000
Less accumulated amortization	303,000	246,000

Net intangible assets	252,000	277,000

	$ 14,768,000	$ 4,464,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 1,215,000	$ 717,000
Accrued expenses	1,294,000	878,000
Short-term debt	200,000	-
Short-term debt - related entities	8,005,000	1,100,000
Current maturities of long-term debt	540,000	215,000
Current maturities of long-term debt - related entities	338,000	316,000
Liabilities of discontinued operations held for resale	43,000	42,000

Total current liabilities	11,635,000	3,268,000

Long-term debt less current maturities	1,407,000	1,268,000

Long-term debt - related entities	6,305,000	5,770,000

Other long-term liabilities	133,000	133,000

Minority interest in consolidated subsidiary	2,800,000	8,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value; 5,000,000 shares authorized; 27,838 shares issued and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000 shares authorized; 5,591,580 and 5,472,968 shares issued and outstanding in 2006 and 2005, respectively	4,000	4,000
Capital in excess of par value	38,628,000	38,509,000
Accumulated deficit	(47,047,000)	(45,374,000)
Accumulated other comprehensive loss	14,000	(11,000)

Total shareholders' equity (deficiency)	(7,512,000)	(5,983,000)

Commitments and contingencies (note 7)
	$ 14,768,000	$ 4,464,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Revenues:
Coal reclamation	$ 12,000	$ 13,000	$ 25,000	$ 52,000
Carbon dioxide	428,000	310,000	1,124,000	811,000
China	103,000	-	284,000	-
e-Commerce	-	1,000	5,000	31,000
Oil & gas	28,000	20,000	124,000	20,000

	571,000	344,000	1,562,000	914,000

Expenses:
Coal reclamation	68,000	189,000	620,000	508,000
Carbon dioxide	34,000	34,000	126,000	109,000
China	303,000	264,000	897,000	535,000
e-Commerce	15,000	44,000	67,000	126,000
Oil & gas	5,000	5,000	19,000	12,000
Selling, general and administrative	215,000	203,000	651,000	641,000
Depreciation, depletion & amortization	67,000	34,000	163,000	92,000

	707,000	773,000	2,543,000	2,023,000

Operating profit (loss):
Coal reclamation	(79,000)	(179,000)	(630,000)	(463,000)
Carbon dioxide	382,000	266,000	963,000	671,000
China	(209,000)	(268,000)	(640,000)	(540,000)
e-Commerce	(15,000)	(43,000)	(62,000)	(98,000)
Oil & gas	21,000	13,000	95,000	6,000
Other, primarily corporate	(236,000)	(218,000)	(707,000)	(685,000)

	(136,000)	(429,000)	(981,000)	(1,109,000)
Other income (expense):
Interest income	1,000	3,000	6,000	13,000
Interest expense	(254,000)	(259,000)	(751,000)	(739,000)
Equity in operations of unconsolidated affiliates	-	830,000	51,000	2,772,000
Impairment of investment in unconsolidated affliliate	-	(734,000)	-	(2,448,000)
Gain on sale of assets	-	43,000	7,000	64,000
Impairment of investments	-	(13,000)	-	(13,000)
Minority interest in operations of consolidated subsidiary	-	4,000	8,000	38,000
Other	(2,000)	(13,000)	(3,000)	(13,000)

Loss from continuing operations before income taxes	(391,000)	(568,000)	(1,663,000)	(1,435,000)
Income tax benefit (expense)	17,000	-	17,000	(33,000)

Loss from continuing operations	(374,000)	(568,000)	(1,646,000)	(1,468,000)

Earnings (loss) from discontinued operations	(1,000)	(6,000)	(27,000)	144,000

Net loss	$ (375,000)	$ (574,000)	$(1,673,000)	$(1,324,000)

Net earnings (loss) per average common share outstanding:
Basic and diluted:
Loss from continuing operations	$ (0.07)	$ (0.10)	$ (0.30)	$ (0.25)
Earnings from discontinued operations	(0.00)	(0.00)	(0.00)	0.03

Net loss	$ (0.07)	$ (0.10)	$ (0.30)	$ (0.22)

Weighted average common shares outstanding -
Basic and diluted	5,672,000	6,032,000	5,637,000	5,910,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

							Accumu-lated Other Compre-hensive Income (loss)	Total Common Shareholders' Equity (Deficiency)
	Preferred		Common		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Stock	Shares	Stock

Balance, December 31, 2004	27,838	$889,000	4,839,565	$3,000	$38,193,000	$(43,214,000)	$(15,000)	$(4,144,000)

Net loss	-	-	-	-	-	(2,160,000)	-	(2,160,000)
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	4,000	4,000

Total comprehensive loss	-	-	-	-	-	-	-	(2,156,000)

Issuance of stock for warrants exercised	-	-	415,750	1,000	122,000	-	-	123,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	194,000	-	-	194,000

Issuance of shares pursuant to deferred compensation plan	-	-	217,653	-	-	-	-	-

Balance, December 31, 2005	27,838	889,000	5,472,968	4,000	38,509,000	(45,374,000)	(11,000)	(5,983,000)

Net loss (unaudited)	-	-	-	-	-	(1,673,000)	-	(1,673,000)
Comprehensive income (loss) (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	25,000	25,000

Total comprehensive loss (unaudited)	-	-	-	-	-	-	-	(1,648,000)

Issuance of stock for warrants exercised (unaudited)	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt (unaudited)	-	-	10,000	-	6,000	-	-	6,000

Stock-based compensation related to employee stock options (unaudited)	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	108,000	-	-	108,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	98,612	-	-	-	-	-

Balance, September 30, 2006 (unaudited)	27,838	$889,000	5,591,580	$4,000	$38,628,000	$(47,047,000)	$14,000	$(7,512,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended

	September 30, 2006	September 30, 2005

Operating activities:
Cash received from customers	$ 1,564,000	$ 898,000
Cash paid to suppliers and employees	(2,791,000)	(1,875,000)
Interest received	6,000	13,000
Interest paid	(488,000)	(570,000)
Taxes paid	(28,000)	(119,000)
Operating cash flows of discontinued operations	(28,000)	(75,000)

Net cash used in operating activities	(1,765,000)	(1,728,000)

Investing activities:
Acquisition of property, plant and equipment	(8,914,000)	(1,012,000)
Acquisition of intangibles	(22,000)	(42,000)
Proceeds from sale of assets	7,000	139,000
Proceeds from sale of assets of discontinued operations	3,000	110,000
Proceeds from redemption of investment account	107,000	-
Other	48,000	336,000

Net cash used in investing activities	(8,771,000)	(469,000)

Financing activities:
Proceeds from term notes	441,000	760,000
Payments on line of credit and term notes	(44,000)	(208,000)
Proceeds from related party debt	10,080,000	2,321,000
Payments on related party debt	(190,000)	(398,000)
Capitalized costs associated with issuance of subordinated debt	(17,000)	(195,000)
Proceeds from exercise of stock warrants	4,000	123,000
Member contribution to consolidated partnership	-	50,000
Other	19,000	(25,000)

Net cash provided by financing activities	10,293,000	2,428,000

Net increase (decrease) in cash and cash equivalents	(243,000)	231,000

Cash and cash equivalents at beginning of period	363,000	127,000

Cash and cash equivalents at end of period	$ 120,000	$ 358,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities

	For the Nine Months Ended

	September 30, 2006	September 30, 2005

Net loss	$ (1,673,000)	$ (1,324,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, depletion and amortization	163,000	91,000
Gain on sale of assets	(7,000)	(66,000)
Gain on sale of assets of discontinued operations	(3,000)	(155,000)
Equity in net earnings of unconsolidated affiliates	(51,000)	(2,772,000)
Impairment of investment in unconsolidated affiliate	-	2,448,000
Net cash used by discontinued operations offsetting accrued impairment loss	-	(54,000)
Noncash compensation expense	108,000	149,000
Minority interest in consolidated partnership	(8,000)	(38,000)
Other	6,000	-
(Increase) decrease in accounts receivable, prepaid expenses and other current assets	17,000	(15,000)
Increase in inventories	(65,000)	(98,000)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(252,000)	106,000

Net cash used in operating activities	$ (1,765,000)	$ (1,728,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

September 30, 2006 and 2005

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

The results of operations for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at September 30, 2006, was made up of raw materials of $73,000, work-in-process of $26,000 and finished goods of $114,000. Inventories at September 30, 2005 consisted of raw materials of $61,000 and work-in-process of $37,000. There was no finished goods inventory at September 30, 2005. The inventories are valued at the lower of cost or market on the first-in, first-out method.

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

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. At September 30, 2006, there were 26,250 options outstanding under the 1993 Plan. These options were fully vested prior to 2005.

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the "2005 Plan") adopted in February 2005. There were 45,000 options granted under the 2005 Plan in the first quarter of 2005, however, on May 1, 2006, the Company cancelled the 2005 Plan and all the options under the 2005 Plan. Also, on May 1, 2006, the Company replaced the 2005 Plan with the 2006 Stock Option Plan (the “2006 Plan”). The Company granted 45,000 options under the 2006 Plan in replacement of the options that were cancelled under the 2005 Plan; 15,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	202.9%
Expected risk term (in years)	5.25
Risk-free interest rate	4.90%
Expected dividend yield	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was less than $1,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended September 30, 2005, the Company’s consolidated net loss and net loss per share would have been as illustrated in the pro forma amounts shown below:

	Three Months Ended	Nine Months Ended

	September 30, 2005	September 30, 2005

Loss from continuing operations, as reported	$ (568)	$ (1,468)
Earnings (loss) from discontinued operations, as reported	(6)	144

Net loss, as reported	$ (574)	$ (1,324)

Loss from continuing operations, as reported	$ (568)	$ (1,468)
Less: total stock-based employee compensation determined under fair value based method for all awards, net of tax	-	(5)

Pro forma net loss from continuing operations	$ (568)	$ (1,473)
Earnings (loss) from discontinued operations, as reported	(6)	144

Pro forma net loss	$ (574)	$ (1,329)

Net earnings (loss) per average common share outstanding, as reported: Basic and diluted: Loss from continuing operations Earnings from discontinued operations	$ (0.10) 0.00	$ (0.25) 0.03

Net loss, as reported	$ (0.10)	$ (0.22)

Net earnings (loss) per average common share outstanding, pro forma: Basic and diluted: Loss from continuing operations Earnings from discontinued operations	$ (0.10) 0.00	$ (0.25) 0.03

Net loss-basic and diluted, pro forma	$ (0.10)	$ (0.22)

Weighted average common shares outstanding, As reported:
Basic and diluted	6,032,000	5,910,000

Weighted average common shares outstanding, Pro forma:
Basic and diluted	6,032,000	5,910,000

As of September 30, 2006, there was $30,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 10 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the three or nine-month periods ended September 30, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the nine-month period ended September 30, 2006 is presented below:

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2005:	71,250	$2.47	3.25	-
Granted	45,000	1.53	-	-
Exercised	-	-	-	-
Canceled	60,000	2.41		-

Options outstanding at September 30, 2006	56,250	$1.79	6.08	-

Options exercisable at September 30, 2006	26,250	$2.08	.08	-
Options vested and options expected to vest at September 30, 2006A	56,250	$1.79	5.15	-

_________________

AThe Company’s 2005 Stock Option Plan was cancelled on May 1, 2006 and replaced by the 2006 Stock Option Plan. All options under the 2005 Plan were cancelled and replaced by options under the new plan on such date.

Reclassifications

Certain 2005 balances have been reclassified to conform to the 2006 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company has incurred operating losses and negative cash flows from operations during each of the last five years. However, the Company’s revenues from continuing operations are on an uptrend; they increased in each of the last three years. It commenced projects in both its Coal and China Segments in 2005. The Company expects that its fine coal recovery plant in West Virginia (the “Pinnacle Project”) will begin generating positive cash flow during the last quarter of 2006. Meanwhile, the Coal Segment is currently pursuing a number of other projects which it has under development. (See “Additional Details” below). In early 2005 the Company arranged the financing for its initial fertilizer manufacturing facility in China. The plant commenced fertilizer production in October of 2005 and is currently seeking market acceptance for its products. Fertilizer production and sales have lagged significantly behind the Company’s original projections. The Company changed its marketing approach which hopefully will enable the plant to begin generating positive cash flow during the first half of 2007. The McElmo Dome Settlement has resulted in better pricing and higher profit margins for the CO2 Segment. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in 2004 or 2005 and will not make it profitable in 2006. In the meantime, the addition of the new gas wells in Colorado has enabled the Oil & Gas Segment to become profitable and more than offset the losses of the e-Commerce Segment.

During the two years ended September 30, 2006, the Company continued its efforts to reduce its negative cash flow. Such measures included salary deferrals by its Chairman and President, deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”), and suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Private debt placements raised gross proceeds of $2,804,000 during such period including $193,000 in the first nine months of 2006. In addition, $624,000 of the Company’s earlier notes were exchanged. In the first nine months of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of the fertilizer plant in China. During the fourth quarter of 2005 and the first nine months of 2006, the Company borrowed $10,805,000 from the pond owner to construct the Pinnacle Project. That funding had increased to $13,345,000 as of November 9, 2006. $2,800,000 of such amount was converted to equity in the project by affiliates of the pond owner effective September 29, 2006, reducing the loan amount to $8,005,000 as of such date and to $10,545,000 as of November 9, 2006. In addition, the Company secured a $350,000 long-term bank credit facility on March 28, 2006 (the “Bank Facility”) and borrowed $200,000 from a private investor on May 22, 2006. These measures have enabled the Company to continue operating while it waits for the Coal Segment and the China Segment to begin producing positive cash flow.

The negative result of the above has been a substantial amount of dilution to the Company’s common equity. During the 24 month period the Company accrued 321,000 Stock Units in the participants’ accounts as a result of deferrals of salary into the various DSC Plans. During such period $3,428,000 of convertible notes were also issued which are convertible into 2,750,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the options, the convertible notes and the salary deferrals. Termination of one of the DSC Plans resulted in the issuance of 218,000 common shares in November of 2005, 56,000 in January of 2006, and 42,000 in May of 2006. In addition, 50,000 options were issued to a financial consultant in 2005, of which 25,000 have been exercised. 10,000 common shares were also issued to the private investor in connection with the May 22, 2006 financing.

Additional Details

During the first nine months of 2006 the Company obtained net additional working capital of approximately $191,000 from the private debt placement completed in the first quarter, and an additional $290,000 as a result of draws made under its new Bank Facility. Despite these additions, working capital decreased sharply, from $(2,448,000) at December 31, 2005 to $(10,996,000) at September 30, 2006, primarily as a result of the additional $8,005,000 of short-term borrowings utilized to finance the construction of the Pinnacle Project. The $(10,996,000) working capital deficit is expected to be temporary since most of the borrowings should be reclassified to long-term debt once the final funding for the Pinnacle Project is in place. The deficit will be further reduced to the extent that any funds reimbursed to Beard Technologies for overhead charges, equipment, etc. is not utilized for working capital (see below).

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment has a signed contract to construct and operate the Pinnacle Project and commenced construction on the project in September of 2005. The Company obtained commitments for (i) $2,800,000 of equity for the project from a group of investors affiliated with the pond owner (the “Group”) and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. The pond owner committed to fund or arrange the funding for the project if the guaranty was not obtained. As of November 9, 2006 the pond owner had advanced $13,345,000 to finance the construction, $2,800,000 of which has been converted to equity in the Pinnacle Project by the Group. The $2,800,000 is shown as minority interest on the balance sheet as of September 30, 2006. In addition, the segment is actively pursuing a number of other projects which it has under development.

The timing of the coal projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. With the exception of the Pinnacle Project, no definitive contracts have as yet been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

Subsequent Developments

Coal Segment. When the Group on September 29, 2006 converted $2,800,000 of the pond owner’s previous advances to equity, it became 50% owner of Beard Pinnacle, LLC (“BPLLC”) which owns the Pinnacle Project. On October 31 the pond owner notified the Company that, since the USDA loan guaranty had not been obtained, the Group was assuming control of the Pinnacle Project and increasing its ownership in BPLLC to 75%.

As a result of the October 31 notification, the pond owner will be responsible for funding or arranging the funding for the Pinnacle Project. We anticipate that BPLLC will reimburse the Company $250,000 for five months of development charges and will also pay us a monthly overhead charge of $30,000 beginning in November of 2006 when construction on the project is expected to be completed. We had initial coal production from the project on October 23, 2006, made our initial shipment of coal on November 14, 2006 and will start generating cash flow in December of 2006.

Working Capital. Meanwhile, the Company commenced a $1,268,000 private debt placement on October 3, 2006. As of November 6, a total of $568,000 of debt maturing on November 30, 2006, had been exchanged under the offering, and $83,000 of additional notes had been sold for cash.

The Company believes that the $250,000 of cash to be reimbursed for development charges, monthly overhead charges of $30,000 and $127,000 to be reimbursed for equipment sold by the Coal Segment to BPLLC, together with the funds received from the private placement of debt currently in progress will provide sufficient working capital to sustain the Company’s activities until the operations of the Pinnacle Project and the China fertilizer plant are generating positive cash flow from operations. If such funds are not sufficient, the Company will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

McElmo Dome Litigation. On August 8, 2006, the Company was advised that the Plaintiffs had lost the arbitration. However, the Plaintiffs filed an appeal on November 6, 2006, and counsel believes that there is still an excellent chance of receiving an award.

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either of the three or nine-month periods ended September 30, 2006 or 2005. For the three and nine-month period ended September 30, 2006, the Company recorded $1,000 in losses for this segment for each period. For the three and nine-month periods ended September 30, 2005, the Company recorded a loss of $4,000 and $44,000 in earnings, respectively, for this segment primarily as a result of the sale of equipment, and charged $3,000 and $50,000 against an accrual for anticipated expenses related to the shutdown of one of its plants for the same periods, respectively. As of September 30, 2006, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at September 30, 2006. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by June 30, 2007.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first nine months of 2006 or 2005. The Company recorded losses of $28,000 for the first nine months of 2006 as a result of moving certain assets to a location near its headquarters to facilitate their sale. This was partially offset by a $3,000 gain in the second quarter on the sale of segment equipment which brought the net loss to $25,000 for the nine months. The Company’s share of operating results from the discontinued segment were losses of $2,000 and earnings of $100,000 for the three and nine-month periods ended September 30, 2005, respectively. Included in these results were gains of $107,000 from the sale of equipment for the nine-month period, all recorded in the first six months of 2005. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2006. As of September 30, 2006, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $43,000. The Company anticipates that all of the liabilities of the segment will be paid prior to June 30, 2007.

(4) Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.63121122 shares on September 30, 2006 (total of 295,952 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below $1.38172878 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

Diluted loss per share from continuing operations in the statements of operations for the three and nine-month periods ended September 30, 2006 and 2005 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Basic and Diluted EPS:
Weighted average common shares outstanding	5,591,580	5,255,315	5,583,485	5,158,398
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	80,595	776,582	53,312	751,212

	5,672,175	6,031,897	5,636,797	5,909,610

(6) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded provisions of $14,000 and $33,000 for federal alternative minimum taxes for the three and nine-month periods ended September 30, 2005, respectively, and a refund of federal alternative minimum taxes of $17,000 in the third quarter of 2006.

At September 30, 2006, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount

Federal regular tax operating loss carryforwards	2006-2008	$ 46,300

Tax depletion carryforward	Indefinite	$ 3,000

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first nine months of 2006 and four segments in the first nine months of 2005. The segments are Coal, Carbon Dioxide, China, and e-Commerce, with the new Oil & Gas Segment added as a reportable segment in 2006. The Company conducted business in the Oil & Gas Segment in 2005 but those activities were not previously significant enough to be treated as a separately reportable segment.

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

	Coal	Carbon Dioxide	China	e-Commerce	Oil & Gas	Totals

Three months ended September 30, 2006
Revenues from external customers	$ 12	$ 428	$ 103	$ -	$ 28	$ 571
Segment profit (loss)	(80)	382	(224)	(15)	20	83

Three months ended September 30, 2005
Revenues from external customers	$ 13	$ 310	$ -	$ 1	$ 20	$ 344
Segment profit (loss)	(179)	266	(288)	(43)	14	(230)

Nine months ended September 30, 2006
Revenues from external customers	$ 25	$ 1,124	$ 284	$ 5	$ 124	$ 1,562
Segment profit (loss)	(632)	963	(675)	(62)	103	(303)
Segment assets	12,777	552	704	18	350	14,401

Nine months ended September 30, 2005
Revenues from external customers	$ 52	$ 811	$ -	$ 31	$ 20	$ 914
Segment profit (loss)	(463)	671	(627)	(97)	7	(509)
Segment assets	737	482	723	6	359	2,307

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Total earnings (loss) for reportable segments	$ 83	$ (230)	$ (303)	$ (509)
Net corporate costs not allocated to segments	(474)	(338)	(1,360)	(926)

Total consolidated loss from continuing operations before income taxes	$ (391)	$ (568)	$ (1,663)	$ (1,435)

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

The following discussion focuses on material changes in our financial condition since December 31, 2005 and results of operations for the quarter ended September 30, 2006, compared to the prior year third quarter and the nine months ended September 30, 2006 compared to the prior year nine months. Such discussion should be read in conjunction with our financial statements including the related footnotes.

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

Our revenues from continuing operations are on an uptrend; they increased in 2004 and 2005, and have increased sharply in 2006. We anticipate higher revenues in the CO2 Segment due to increased production and better pricing resulting from implementation of the settlement agreement with respect to the McElmo Dome litigation (the “Settlement”).(See “PART II – Item 1. Legal Proceedings. McElmo Dome Litigation”). Eight new gas wells began production in Colorado beginning in late 2005, resulting in our first oil and gas revenues of any consequence in many years. We recognized our first revenues from production from our fertilizer plant in China in October of 2005; the plant is expected to have a meaningful buildup of production beginning in the first half of 2007. And, most significantly, we commenced production from our coal reclamation project in West Virginia (the “Pinnacle Project”) on October 23, 2006, made our initial shipment of coal on November 14, 2006 and expect to be generating positive cash flow from our coal operations beginning in December of 2006.

We incurred operating losses and negative cash flows from operations during each of the last seven years. However, with our China Segment finally beginning to generate revenues, and with our coal operations finally generating positive cash flow, we expect significant improvement in this area in 2007.

Material changes in financial condition – September 30, 2006 as compared with December 31, 2005.

The following table reflects changes in the Company's financial condition during the periods indicated:

	September 30, 2006	December 31, 2005	Increase (Decrease)

Cash and cash equivalents	$ 120,000	$ 363,000	$ (243,000)

Working capital	$(10,996,000)	$ (2,448,000)	$ (8,548,000)

Current ratio	0.05 to 1	0.25 to 1

During the first nine months of 2006, our working capital decreased by $8,548,000. The limited liability company (“BPLLC”) formed to own the Pinnacle Project has negotiated a short-term loan of up to $11,800,000 from the pond owner, PinnOak Resources, LLC (“PinnOak”), to finance the construction of the Pinnacle Project. BPLLC’s borrowings under this facility increased from $1,100,000 to $8,005,000 during the first three quarters of 2006, and have subsequently increased up to $10,545,000 as of November 9, 2006. Additionally, affiliates of PinnOak (the “Group”) converted another $2,800,000 of PinnOak loans to equity near the end of September 2006, and became owners of 50% of BPLLC. Although such borrowings will increase slightly during the next 30 to 60 days, our working capital position will improve significantly once the permanent financing for the Pinnacle Project has been finalized. As a result, the size of our September 30 working capital deficit is believed to be temporary, as most of the borrowings should be reclassified to long-term debt once the final funding is in place.

Effective October 31, 2006, the Group assumed control of the Pinnacle Project, increasing their ownership to 75% of BPLLC and became responsible for arranging the permanent financing for the project. At this juncture the source and terms of the $10,545,000 loan (plus any increases) are uncertain. However, this determination should occur no later than year-end 2006 at which point our agreements with PinnOak (two of which are still in the final negotiation stage) should be finalized. When PinnOak arranges for the funding of the project, BPLLC’s $8,005,000 of short-term construction debt incurred through September 30 is expected to be replaced by long-term debt.

We anticipate that BPLLC will be obligated, once the remaining two agreements have been finalized and executed, to reimburse us for development charges totaling $250,000, for overhead charges of $30,000 per month commencing in November of 2006, and for $127,000 of equipment sold by the Coal Segment to BPLLC. Regardless of the source of funding, construction on the project is expected to be completed in November of 2006. We had initial coal production from the project on October 23, 2006, made our initial shipment of coal on November 14, 2006 and will start generating cash flow in December of 2006.

In addition, we obtained a reducing revolving credit facility from a local bank in the amount of $350,000 in March of 2006. $290,000 of this facility had been utilized at September 30, 2006, of which $115,000 were used to repay loans from related parties. We also borrowed $200,000 from a private investor in May of 2006. Our CO2 Segment provided working capital of $997,000 during the nine months ended September 30, 2006. We used $554,000 to repay debt and accrued interest, including $390,000 to related parties during such period. We also used $595,000 of working capital during this period to help fund the operations of the Coal Segment. We utilized a total of $613,000 in connection with the fertilizer operations in China. Also, we used $62,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

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

As discussed in our 2005 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first nine months of 2006, we and our partner each advanced US$531,000 in order to support such operations. We have each advanced an additional $28,000 in October and November for such purpose. Demand for agricultural products such as fertilizer varies according to the timing of the growing seasons. We are hopeful that our product, which is still relatively new to the market, will gain greater market acceptance as the farmers in China use our product over the course of this fall planting season. We believe that the segment will no longer require such advances once this has happened which is expected to be by the end of the first half of 2007.

We believe that the $377,000 we will receive as a result of the final funding of the Pinnacle Project, together with the $30,000 monthly operating charge and any funds we receive from the debt offering currently in progress, will provide sufficient working capital to sustain our activities until the Pinnacle Project and the China fertilizer plant are generating positive cash flow from operations. Although we feel there is a high degree of certainty that both projects will achieve this result, there is no assurance that such will be the case. If there are further delays in meeting our budgeted projections in China, then a major restructuring of such operations will become necessary in the near term.

Material changes in results of operations - Quarter ended September 30, 2006 as compared with the Quarter ended September 30, 2005.

The net loss for the third quarter of 2006 was $375,000 compared to $574,000 for the 2006 third quarter. Continuing operations posted a net loss of $374,000, after a tax benefit of $17,000 compared to a net loss from continuing operations of $568,000 for the same period in 2005. In addition, the Company’s discontinued operations had a loss of $1,000 for the third quarter of 2006 compared to $6,000 for the third quarter of 2005.

The Coal Segment’s revenues decreased $1,000 from $13,000 to $12,000 in the third quarter of 2006. This decrease in revenues along with a decrease in operating and SG&A expenses of $121,000 accounted for most of the decrease in the segment’s operating loss which amounted to $79,000 in the third quarter of 2006 versus $179,000 in the 2005 third quarter. The operating profit in the CO2 Segment increased $116,000 to $382,000 compared to $266,000 a year earlier. The China Segment’s loss for the third quarter of 2006 totaled $209,000 compared to $268,000 for the same period in 2005. The e-Commerce Segment incurred operating losses of $15,000 for the third quarter of 2006 compared to $43,000 in the third quarter of 2005. The operating loss in Other activities for the third quarter of 2006 increased $18,000 compared to the same period in 2005. As a result, the operating loss for the current quarter decreased $293,000 to $136,000 versus $429,000 in the corresponding quarter of the prior year.

Operating results of the Company’s primary operating Segments are reflected below:

	2006	2005

Operating profit (loss):
Coal reclamation	$ (79,000)	$ (179,000)
Carbon dioxide	382,000	266,000
China	(209,000)	(268,000)
e-Commerce	(15,000)	(43,000)
Oil & gas	21,000	13,000

Subtotal	100,000	(211,000)
Other	(236,000)	(218,000)

Total	$ (136,000)	$ (429,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded revenues of $12,000 for the third quarter of 2006 compared to $13,000 for the same period in 2005 as a result of performing fewer consulting and coring jobs in the 2006 period. Operating costs decreased $121,000 to $68,000 for the third quarter of 2006 compared to $189,000 for the same period in 2005.

Carbon dioxide

Third quarter 2006 operations reflected an operating profit of $382,000 compared to $266,000 for the 2005 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $118,000 to $428,000 for the third quarter of 2006 compared to $310,000 for the same period in 2005. The increase in revenue for the current quarter was due primarily to increased pricing as we received an average of $0.90 per mcf sold in the 2006 quarter versus $0.52 per mcf in the year earlier quarter. Lifting costs for the third quarter of 2006 were the same as those of the third quarter of 2005 at $34,000 per quarter. Depreciation expense increased to $12,000 for the third quarter of 2006 compared to $10,000 for the same period in 2005.

China

The China Segment incurred an operating loss of $209,000 for the third quarter of 2006 compared to $268,000 for the same period in 2005. The segment recorded revenues of $103,000 for the third quarter of 2006 compared to none for the same period in 2005, as the Segment’s fertilizer plant recorded its first sales in the fourth quarter of 2005. Although operating and SG&A costs increased $39,000 to a total of $303,000 for the third quarter of 2006 compared to $264,000 for the same period in 2005, reflecting costs associated with the plant start-up, they were more than offset by the revenue increase. A $5,000 increase in DD&A costs for the third quarter of 2006 compared to the same period in 2005 accounted for the remainder of the difference in the operating loss.

e-Commerce

The e-Commerce Segment incurred an operating loss of $15,000 for the third quarter of 2006 versus an operating loss of $43,000 in the prior year quarter. The segment recorded no revenue for either the third quarter of 2006 or 2005. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $29,000 less in SG&A costs in the 2006 third quarter than it did in the comparable 2005 quarter. Because of the snail’s pace at which the Visa lawsuit has been progressing, we have granted the request of Marc Messner, the managing member of starpay, to spend a portion of his time assisting his wife in her newly purchased business. Accordingly, he has received only half his normal salary since February of 2006, and this arrangement continued until the end of September 2006.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $28,000 in revenues for the third quarter of 2006 compared to $20,000 for the same period in 2005. Operating costs totaled $5,000 for both the third quarter of 2006 and the third quarter of 2005. As a result, the segment contributed $21,000 of operating profit for the third quarter of 2006 compared to $13,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $236,000 for the third quarter of 2006 compared to $218,000 for the same period of 2005. This $18,000 increase in operating losses was due primarily to a $26,000 increase in professional fees in the third quarter of 2006 compared to the same period in 2005, partially offset by decreases in insurance and legal costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $12,000 to $215,000 compared to $203,000 for the third quarter of 2005. There were numerous minor increases and decreases in SG&A accounts resulting in the net increase. The $26,000 increase in professional fees discussed above was the primary reason for the net increase. This was partially offset by decreases of $2,000 in insurance costs, $4,000 in legal fees, and $2,000 in training expenses and minor decreases in numerous other SG&A accounts.

Depreciation, depletion and amortization expenses

DD&A expense increased $33,000 from $34,000 in the third quarter of 2005 to $67,000 in the same period of 2006. The increase was due primarily to the depreciation attributable to the plant and equipment in our fertilizer plant in China.

Other income and expenses

Other income and expenses for the third quarter of 2006 netted to a loss of $255,000 compared to a loss of $139,000 for the third quarter of 2005. Interest income was down $2,000 for the third quarter of 2006 versus the same period in 2005. Interest expense was $5,000 less primarily as a result of the elimination of interest expense on the debt associated with our investment in Cibola which was terminated in the fourth quarter of 2005. We recorded no earnings from Cibola Corporation for the third quarter of 2006 compared to $830,000 in the prior year quarter. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would had to have reached $50,000,000 before we could begin to receive our 80% share of any excess. Since we felt this was unlikely, we also recorded an impairment of $734,000 for the three months ended September 30, 2005. The interest expense totals include $30,000 to Cibola for the three months ended September 30, 2005. This impairment and the interest charges reduced the net earnings from our investment in Cibola to the actual cash distributions received of $66,000 for the third quarter of 2005. We realized gains on sale of assets for the three months ended September 30, 2005 totaling $43,000 compared to none for the same period in 2006. We impaired investments $13,000 in the 2005 third quarter compared to none for the same period in 2006. We realized none and $4,000 of reductions in expenses attributable to our operations in China for the third quarters of 2006 and 2005, respectively, as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Income taxes

The Company recorded a refund for federal alternative minimum taxes of $17,000 in the third quarter of 2006 compared to none for the same period in 2005. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results for the 2006 and 2005 third quarters realized losses of $1,000 and $6,000, respectively, as a result of activities in two of our four discontinued segments. The third quarter of 2006 posted a loss of $1,000 associated with our discontinued iodine manufacturing segment. The third quarter of 2005 incurred $4,000 in losses associated with this segment and another $2,000 in the WS Segment. As of September 30, 2006, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by June 30, 2007.

Material changes in results of operations - Nine months ended September 30, 2006 as compared with the Nine months ended September 30, 2005.

The Company recorded a loss of $1,673,000 for the first nine months of 2006 compared to a loss of $1,324,000 for the first nine months of 2005. Continuing operations reflected losses of $1,646,000 compared to $1,468,000 for the same period in 2005. In addition, the Company had losses of $27,000 for the first nine months of 2006 compared to income of $144,000 from discontinued operations for the same period in 2005.

Operating results of the Company’s primary operating segments are reflected below:

	2006	2005

Operating profit (loss):
Coal reclamation	$ (630,000)	$ (463,000)
Carbon dioxide	963,000	671,000
China	(640,000)	(540,000)
e-Commerce	(62,000)	(98,000)
Oil & gas	95,000	6,000

Subtotal	(274,000)	(424,000)
Other	(707,000)	(685,000)

Total	$ (981,000)	$(1,109,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

Revenues decreased $27,000 to $25,000 for the first nine months of 2006 compared to $52,000 for the same period in 2005 as the result of fewer consulting and coring jobs in the year 2006. Operating costs increased $112,000 to $620,000 for the first nine months of 2006 compared to $508,000 for the same period in 2005 as a result of increased labor, expendable supplies, advertising, travel and other costs. As a result, the operating loss for the first nine months of 2006 increased $167,000 to $630,000 compared to $463,000 in the first nine months of 2005.

Carbon dioxide

Operations for the first nine months of 2006 resulted in an operating profit of $963,000 compared to a $671,000 operating profit for the nine months ended September 30, 2005. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues increased $313,000 or 39% to $1,124,000 for the first nine months of 2006 compared to $811,000 for the same period in 2005. We recorded an additional $17,000 in operating costs associated with our properties in the first three quarters of 2006 compared to the same period in 2005. Production volumes for the McElmo Dome field increased slightly for the first nine months of 2006 compared to the same period in 2005. The increase in revenue for the current nine months was due to higher volumes to our interest accompanied by an increase in pricing. We received an average of $0.76 per mcf sold in the first nine months of 2006 versus $0.52 per mcf in the year earlier period. Paid volumes were up 44,000 mcf in the current nine months versus a year ago.

China

The China Segment incurred an operating loss of $640,000 for the first nine months of 2006 compared to $540,000 for the same period in 2005. The higher losses in 2006 were attributable to increased operating and SG&A expenses associated with our fertilizer manufacturing plant in China as it sought to gain market acceptance. The plant recorded its first production and sales in October of 2005. See “Other income and expense” detail below.

e-Commerce

The e-Commerce Segment incurred an operating loss of $62,000 for the first three quarters of 2006 versus an operating loss of $98,000 in the prior year period. The segment recorded revenues of $5,000 of royalty fee income in the nine-month period ended September 30, 2006 compared to $25,000 in patent license fees and $6,000 in royalty fee income in the prior year nine months. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. Because of the snail’s pace at which the Visa lawsuit has been progressing, we have granted the request of Marc Messner, the managing member of starpay, to spend a portion of his time assisting his wife in her newly purchased business. Accordingly, he has received only half his normal salary since February of 2006, and this arrangement continued until the end of September 2006. A $12,000 decrease in legal fees accounted for the majority of the remaining change as the segment continued its suit against Visa.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $124,000 in revenues for the first nine months of 2006 compared to $20,000 for the same period in 2005. Operating costs totaled $19,000 and $12,000 for the first nine months of 2006 and 2005, respectively. As a result, the segment contributed $95,000 of operating profit for the first three quarters of 2006 compared to $6,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated operating losses of $707,000 for the first nine months of 2006 as compared to $685,000 in the same period of 2005. We charged $10,000 more in DD&A costs for the nine-month period in 2006 compared to the same period in 2005 because of the amortization of capitalized costs associated with the issuance of the 12% subordinated debt issued in late 2005 and in early 2006. We also incurred several smaller increases in numerous other expense accounts.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first nine months of 2006 increased $10,000 to $651,000 from $641,000 for the 2005 nine months. An increase of $26,000 in professional fees partially offset by minor decreases in numerous other SG&A expense accounts accounted for the net increase.

Depreciation, depletion and amortization expenses

DD&A expense increased $71,000 from $92,000 for the nine months ended September 30, 2005 to $163,000 for the same period in 2006. The increase was due primarily to increased depreciation expense associated with the plant and equipment in our China fertilizer plant and on the new oil & gas wells along with increased amortization expense associated with the capitalized costs of the 12% subordinated debt issued in late 2005 and in early 2006.

Other income and expense

The other income and expenses for the first nine months of 2006 netted to a loss of $682,000 compared to $326,000 for the same period in 2005. Interest income was $6,000 for the first nine months of 2006 compared to $13,000 for the first nine months of 2005. Interest expense for the first nine months of 2006 was $751,000 compared to $739,000 for the same period in 2005. We realized gains on sale of assets for the first nine months of 2006 totaling $7,000 compared to $64,000 in the prior year period. We realized an $8,000 reduction in expenses attributable to our operations in China compared to $38,000 for the same period in 2005 as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Our equity in earnings of unconsolidated affiliates reflected net income of $51,000 for the first nine of 2006 compared to $228,000 for the same period in 2005. We recorded $51,000 as our share of earnings from our investment in Cibola Corporation compared to $2,772,000 in the prior year nine months. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would had to have reached $50,000,000 before we could begin to receive our 80% share of any excess. Since we felt this was unlikely, we also recorded an impairment of $2,448,000 for the nine months ended September 30, 2005. The interest expense totals include $89,000 to Cibola for the nine months ended September 30, 2005. This impairment to earnings and the interest charges reduced the net earnings from our investment in Cibola to the actual cash distributions received of $248,000 for the first nine months of 2005. In addition to the impairment for the Cibola earnings, we impaired our remaining investment of $13,000 in Cibola effective for the third quarter of 2005 which further reduced our earnings from Cibola to $235,000. The majority of the amount received in the first nine months of 2006 was the result of a negotiated settlement with the minority common shareholders regarding the termination of the agreement effective December 1, 2005.

Income taxes

The Company recorded a refund of $17,000 for the first nine months of 2006 compared to a provision of $33,000 for federal alternative minimum taxes for the nine-month period ended September 30, 2005, respectively.

Discontinued operations

Our financial results for the nine months ended in 2006 and 2005 were impacted by losses of $27,000 and earnings of $144,000, respectively, as a result of activities in two of our four discontinued segments. The first three quarters of 2006 benefited from the disposition of assets which generated gains of $3,000 compared to $155,000 for the same period in 2005. These gains were offset by expenses totaling $30,000 and $11,000 for the nine-month periods ending September 30, 2006 and 2005, respectively. As of September 30, 2006, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2006, we had total debt of $16,795,000 which included $8,005,000 of short-term debt to related parties and $333,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $8,457,000 of debt was $7,396,000 of long-term debt which had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At September 30, 2006, a 10% increase in market interest rates would have reduced the fair value of our debt by $86,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

As of September 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective. During the three months ended September 30, 2006, there have been no changes in internal controls, or in factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the litigation. A mediation held in Denver in March of 2005 was unsuccessful. In July of 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion on the merits of several issues currently in dispute concerning implementation of the Settlement Agreement. The advisory opinion, which was not binding on the parties, failed to resolve the matter and in October 2005 the parties agreed to proceed to binding arbitration. A hearing on the merits was concluded in Albuquerque on June 30, 2006. On August 8, 2006, we were advised that the Plaintiffs had lost the arbitration. However, the Plaintiffs filed an appeal on November 6, 2006, and counsel believes that there is still an excellent chance of receiving an award.

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

The Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit (and any other suits that might develop) until such time as its outcome has been determined. Presently approximately $619,000 remains in the defense fund. Once the case has been resolved, any remaining funds net of costs will be distributed to the Coalition members, including us. In March of 2004 the Court dismissed the claims against the attorneys and several of the claims against the managers but gave the Plaintiff the opportunity to make additional arguments as to why other claims should not be dismissed. In April of 2004 Plaintiff asked the Court not to dismiss the remaining claims and moved to file a Second Amended Complaint against the managers and, for the first time, against the Coalition. In May of 2004 the Defendants asked the Court to dismiss Plaintiff’s new Complaint.

On April 25, 2006, Magistrate Hagerty entered an Amended Scheduling Order in the civil action, pursuant to which discovery in this case was recommenced. Motions for summary judgment were entered by the Defendants on August 31, 2006. Unless a motion to dismiss is entered by the Judge or a settlement is reached in the meantime, a five-day trial is scheduled to commence on December 11, 2006.

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

During the first quarter of 2000 starpay’s trade secrets were relayed to Visa verbally in face-to-face conferences and telephone calls, as well as in correspondence by post and electronic mail. After receiving starpay’s technology and ideas, Visa filed a series of provisional patent applications beginning in April of 2000 using starpay’s trade secrets. At the same time, Visa wrongfully incorporated starpay’s trade secrets in to its Visa Payer Authentication Service, also known as Verified by Visa (“VPAS”). VPAS infringes the VIMachine Patent. From early 2000 until recently, starpay tried on several occasions to enter into meaningful negotiations with Visa to resolve their intellectual property concerns. Visa has continually denied their infringement of the VIMachine Patent and starpay’s assertion that Visa has appropriated starpay’s trade secrets.

In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. In an October 2004, news release, Visa depicted Verified by Visa as “the leading security standard for authentication of Internet transactions.” In this release Visa announced that Verified by Visa had “recorded an increase of close to 200% in the number of transactions for the quarter ending in September 2004,” and that “total Verified by Visa card volume for the first nine months of 2004 was $5.4 billion.” In April of 2005 Visa announced that “transaction volume during the first quarter of 2005 had increased more than 230% over last year.” Towards the end of 2005 Visa announced that Verified by Visa had “$7 billion in volume during the first half of the year -- a 194% year-over-year increase.” Since late 2005, Plaintiffs have not seen or received public information bearing on the transaction volume within the Verified by Visa system. However, Visa’s current Verified by Visa Fact Sheet touts that “more than 110,000 merchants have adopted Verified by Visa and 10,000 banks have made the service available to over 395 million consumers globally” through implementation in more than 65 countries representing 99% of global e-commerce volume. Other Visa documents state that “since Verified by Visa was implemented in 2003, there has been a 75% reduction in chargebacks on Verified by Visa compared with non-Verified by Visa transactions.”

Both sides anticipate filing dispositive motions during the spring of 2007. Until Judge Lindsey rules regarding pending claim construction issues, there is no scheduling order in place. Plaintiffs will push for a trial date in mid to late 2007.

Item 1A. Risk Factors.

Only the Risk Factors enumerated below have changed since the Form 10-K:

Lack of Profitable Operations in Recent Periods. Although we were profitable in 2004 as a result of the McElmo Dome Settlement (see “Item 1. Legal Proceedings---McElmo Dome Litigation” above for complete details), we have suffered net operating losses during each of the last seven years, and recorded additional operating losses during the first nine months of 2006. Until we can demonstrate the ability to generate positive cash flow from operations, this shortcoming will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of additional installments of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($7,512,000) at September 30, 2006, and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in our Coal Segment this year and in our China Segment during the first half of next year. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of September 30, 2006, we had $16,795,000 of total debt outstanding, including $333,000 of accrued interest to an affiliate of the Chairman, $8,648,000 of which is due in 2006. Now that the Group has assumed control of the Pinnacle Project, PinnOak has the responsibility to either fund or arrange for funding of the project, and we expect them to replace the current note with a long term note to a third party which would defer all or a portion of the $8,005,000 principal payable to PinnOak in 2006. In such event, all of the $8,648,000 of debt due in 2006 would be repaid to PinnOak from the proceeds of the new loan. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have 10 firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. Approximately 62.1% of our 5,592,000 outstanding shares are held by management and another 8.4% are held by a long-term institutional holder. In addition, at September 30, 2006, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 672,000 shares, notes convertible into 2,750,000 shares and a total of 585,000 shares in two DSC Plans scheduled for distribution in 2007 and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Commencing on June 6, 2006, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

(a)	The annual meeting was held on July 11, 2006.

(b) The business of the meeting included the election of Allan R. Hallock and Ford C Price to serve as director for three-year terms or until their successors have been elected and qualified.

In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

Harlon E. Martin, Jr.	(2007)	Herb Mee, Jr.	(2007)
W. M. Beard	(2008)

To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

The table below sets forth the voting for election of directors:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Allan R. Hallock	5,472,438	-0-	3,343	-0-	359,358
Ford C Price	5,472,738	-0-	3,043	-0-	359,358

(c) At the meeting the stockholders also voted to approve the adoption of The Beard Company 2005 Deferred Stock Compensation Plan, as amended. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes

5,445,072	20,085	10,624	359,358

(d) At the meeting the stockholders also voted to approve the adoption of The Beard Company 2006 Stock Option Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes

5,441,946	23,739	10,096	359,358

(e) At the meeting the stockholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2006. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes

5,470,459	3,172	2,149	359,359

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

3.1

Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000. (This Exhibit has been previously filed as Exhibit 3(i) to Registrant’s Form 10-Q for the period ended September 30, 2000, filed on November 20, 2000, and same is incorporated herein by reference).

3.2

Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004. (This Exhibit has been previously filed as Exhibit 3.2 to Registrant’s Form 10-K for the period ended December 31, 2005, filed on April 17, 2006, and same is incorporated herein by reference).

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
10.1

Schedule of Advances under the Third Amended and Restated Promissory Note from Beard Pinnacle, LLC (“BPLLC”) to PinnOak Resources, LLC (“PinnOak”) dated May 1, 2006 but effective as of October 7, 2005 (the “5/1/06 Note”), as amended effective July 3, 2006. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on July 5, 2006, and same is incorporated by reference).

10.2

Fourth Amended and Restated Promissory Note from BPLLC to PinnOak dated July 26, 2006 but effective as of October 7, 2005 (the “7/26/06 Note”),. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on August 15, 2006, and same is incorporated by reference).

10.3

Schedule of Advances under the 7/26/06 Note as amended effective August 14, 2006. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K filed on August 15, 2006, and same is incorporated by reference).

10.4	Schedule of Advances under the 7/26/06 Note as amended effective August 28, 2006.
10.5	Schedule of Advances under the 7/26/06 Note as amended effective October 2, 2006.
10.6	Operating Agreement of BPLLC dated June 10, 2004.
10.7	First Amendment to Operating Agreement of BPLLC dated February 21, 2006.
10.8	Contract Operating Agreement dated October 19, 2005, by and between Beard Technologies, Inc. (“BTI”) and BPLLC.
10.9	Assignment and Assumption Agreement dated October 19, 2005, by and between BTI and BPLLC.
10.10	Construction Contract by and between BTI and Boyce, Graybeal & Sayre, Inc. dated August 17, 2005.
10.11	Letter Agreement by and among PinnOak, BTI and BPLLC dated February 7, 2006.
10.12	Security Agreement by and between BPLLC and PinnOak dated as of August 9, 2006.
10.13	Pledge Agreement by and between BTI and PinnOak dated as of August 9, 2006.
10.14	Subscription Agreement by and among BPLLC and seven investors (referred to collectively as the “Pinnacle Investment Group Parties” or the “Group”), dated as of August 10, 2006.
10.15	Letter Agreement by and among PinnOak, BPLLC and the Group, dated August 29, 2006.
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	Section 1350 Certifications:
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

______________________

*	Compensatory plans or arrangements.

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

(Registrant) THE BEARD COMPANY
(Date) November 20, 2006	/s/ Herb Mee, Jr. Herb Mee, Jr., President and Chief Financial Officer

(Date) November 20, 2006	/s/ Jack A. Martine Jack A. Martine, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference
3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorporated herein by reference
3.3	Registrant’s By-Laws as currently in effect	Incorporated herein by reference
4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant

Incorporated herein by reference
10.1

Schedule of Advances under the Third Amended and Restated Promissory Note from Beard Pinnacle, LLC (“BPLLC”) to PinnOak Resources, LLC (“PinnOak”) dated May 1, 2006 but effective as of October 7, 2005 (the “5/1/06 Note”), as amended effective July 3, 2006

Incorporated herein by reference
10.2	Fourth Amended and Restated Promissory Note from BPLLC to PinnOak dated July 26, 2006 but effective as of October 7, 2005 (the “7/26/06 Note	Incorporated herein by reference
10.3	Schedule of Advances under the 7/26/06 Note as amended effective August 14, 2006	Incorporated herein by reference
10.4	Schedule of Advances under the 7/26/06 Note as amended effective August 28, 2006.	Filed herewith electronically

10.5	Schedule of Advances under the 7/26/06 Note as amended effective October 2, 2006.	Filed herewith electronically
10.6	Operating Agreement of BPLLC dated June 10, 2004.	Filed herewith electronically
10.7	First Amendment to Operating Agreement of BPLLC dated February 21, 2006.	Filed herewith electronically
10.8	Contract Operating Agreement dated October 19, 2005, by and between Beard Technologies, Inc. (“BTI”) and BPLLC.	Filed herewith electronically
10.9	Assignment and Assumption Agreement dated October 19, 2005, by and between BTI and BPLLC.	Filed herewith electronically
10.10	Construction Contract by and between BTI and Boyce, Graybeal & Sayre, Inc. dated August 17, 2005.	Filed herewith electronically
10.11	Letter Agreement by and among PinnOak, BTI and BPLLC dated February 7, 2006.	Filed herewith electronically
10.12	Security Agreement by and between BPLLC and PinnOak dated as of August 9, 2006.	Filed herewith electronically
10.13	Pledge Agreement by and between BTI and PinnOak dated as of August 9, 2006.	Filed herewith electronically
10.14	Subscription Agreement by and among BPLLC and seven investors (referred to collectively as the “Pinnacle Investment Group Parties” or the “Group”), dated as of August 10, 2006.	Filed herewith electronically
10.15	Letter Agreement by and among PinnOak, BPLLC and the Group, dated August 29, 2006.	Filed herewith electronically
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically