Form 10-Q/A
period 2006-09-30
BEARD CO /OK
filed 2006-11-22
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Form 10-Q of The Beard Company is to amend the third paragraph of the Company’s disclosure in Item 1 under the subheading McElmo Dome Litigation and to amend the Section 302 certifications filed as Exhibits 31.1 and 31.2.

THE BEARD COMPANY

PART II. OTHER INFORMATION

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

Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the litigation. A mediation held in Denver in March of 2005 was unsuccessful. In July of 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion on the merits of several issues currently in dispute concerning implementation of the Settlement Agreement. While this advisory opinion was favorable to the Plaintiffs, it was nonbinding and failed to resolve the matter. In October 2005 the Plaintiffs initiated formal binding arbitration. A hearing on the merits was concluded in Albuquerque on June 30, 2006. By an Arbitration Opinion dated August 7, 2006, the Plaintiffs lost the arbitration. However, the Plaintiffs filed a Motion to Vacate the Opinion on November 6, 2006. Both the Court appointed Fairness Expert and Plaintiffs’ counsel believe reasonable grounds exist for vacating the Opinion. If the Opinion is vacated, another arbitration will occur unless the dispute is earlier settled.

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

In November of 2000 Visa publicly announced that it was testing VPAS. In September of 2001 Visa stated that, once rolled out globally, it expected VPAS to reduce Internet payment disputes by at least 50%. In an October 2004, news release, Visa depicted Verified by Visa as “the leading security standard for authentication of Internet transactions.” In this release Visa announced that Verified by Visa had “recorded an increase of close to 200% in the number of transactions for the quarter ending in September 2004,” and that “total Verified by Visa card volume for the first nine months of 2004 was $5.4 billion.” In April of 2005 Visa announced that “transaction volume during the first quarter of 2005 had increased more than 230% over last year.” Towards the end of 2005 Visa announced that Verified by Visa had “$7 billion in volume during the first half of the year......a 194% year-over-year increase.” Since late 2005, Plaintiffs have not seen or received public information bearing on the transaction volume within the Verified by Visa system. . However, Visa’s current Verified by Visa Fact Sheet touts that “more than 110,000 merchants have adopted Verified by Visa and 10,000 banks have made the service available to over 395 million consumers globally” through implementation in more than 65 countries representing 99% of global e-commerce volume. Other Visa documents state that “since Verified by Visa was implemented in 2003, there has been a 75% reduction in chargebacks on Verified by Visa compared with non-Verified by Visa transactions.”

Both sides anticipate filing dispositive motions during the spring of 2007. Until Judge Lindsey rules regarding pending claim construction issues, there is no scheduling order in place. Plaintiffs will push for a trial date in mid to late 2007.

Item 6. Exhibits.

(a)	The following exhibits are filed with this Form 10-Q/A and are identified by the numbers indicated:

31	Rule 13a -14(a) / 15d-14(a) Certifications:

31.1	Chief Executive Officer Certification required by Rule 13a – 14(a) or Rule 15d – 14(a).

31.2	Chief Financial Officer Certification required by Rule 13a – 14(a) or Rule 15d – 14(a).

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

(Registrant) THE BEARD COMPANY
(Date) November 22, 2006	/s/ Herb Mee, Jr. Herb Mee, Jr., President and Chief Financial Officer

(Date) November 22, 2006	/s/ Jack A. Martine Jack A. Martine, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically