Form 10-K
period 2006-12-31
BEARD CO /OK
filed 2007-04-17
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 001-12396

THE BEARD COMPANY
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-0970298 (I.R.S. Employer Identification No.)

Enterprise Plaza, Suite 320 5600 North May Avenue Oklahoma City, Oklahoma 73112 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (405) 842-2333

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) None	(Name of each exchange on which registered) None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0006665 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes ☐ No ☒

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by using the last sale price of registrant's common stock on the OTC Bulletin Board as of the close of business on June 30, 2006, was $3,176,000.

The number of shares outstanding of the registrant's common stock as of March 31, 2007 was Common Stock $.0006665 par value – 5,591,580

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

THE BEARD COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2006

THE BEARD COMPANY

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY’S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “EXPECT,” “INTEND,” “PROJECT,” “ESTIMATE,” “ANTICIPATE,” “BELIEVE,” OR “CONTINUE” OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY’S EXPECTATIONS (“CAUTIONARY STATEMENTS”) ARE DISCLOSED UNDER “ITEM 1. BUSINESS (c) NARRATIVE DESCRIPTION OF OPERATING SEGMENTS,” “ITEM 1A, RISK FACTORS,” “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

PART I

Item 1. Business.

(a)	General development of business.

General. Prior to October, 1993, The Beard Company (“Beard” or the “Company”), then known as Beard Oil Company (“BOC”), was primarily an oil and gas exploration company. During the late 1960’s we made the decision to diversify. In 1968 we started a hazardous waste management company, USPCI, Inc. (“USPCI”), which was partially spun off to shareholders in January 1984. Following two public offerings and several acquisitions USPCI became so successful that it subsequently listed on the New York Stock Exchange in 1986. It was acquired by Union Pacific Corporation in 1987-1988 for $396 million ($111 million to BOC stockholders for their residual 28% interest, of which $60 million was distributed to shareholders).

In 1989 BOC founded Beard Investment Company (now The Beard Company) for the purpose of building new businesses which Beard management believed to have either high growth potential or better-than-average profit potential. Our goal has been to nurture each investment to the point where it could sustain its growth through internal cash flow.

We have been involved in numerous businesses during the last 29 years, many of them unsuccessful. Our operating activities are now comprised of five segments:

•	The coal reclamation (“Coal”) Segment, which is in the business of operating coal fines reclamation facilities in the U.S.;
•	The carbon dioxide (“CO2”) Segment, which has profitably produced CO2 gas since the early 1980’s;
•	The China (“China”) Segment, which manufactures fertilizer in China;
•

The e-Commerce (“e-Commerce”) Segment, whose current strategy is to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods and security technologies; and

•	The oil and gas (“Oil & Gas”) Segment, which is in the business of producing oil and gas.

Net Operating Loss Carryforwards. We have approximately $44.1 million of unused net operating losses ("NOL's") available for carryforward, including $41.1 million which expire between 2007 and 2008 and $3 million which expire in 2021 through 2026, plus approximately $3 million in tax depletion carryforwards. The loss of the NOL's would have a negative impact on our future value. If we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code, we would be severely limited in our ability to use our NOL’s in the future. Our Certificate of Incorporation contains provisions to prevent the triggering of such a change by restricting transfers of shares without our Board of Directors’ consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of our outstanding capital stock.

Effect of Recent Operations on Liquidity. Sustaining the operating activities of our unprofitable Coal, China and e-Commerce Segments, plus our overhead, has resulted in a serious outflow of cash during the past several years. We have managed this cash shortfall through a series of financings and the sale of various assets, principally those left over from our previously discontinued operations. These financings were supplemented by the $4,094,000 ($3,976,000 after tax) we received from the McElmo Dome litigation (the “Settlement” ---See “Item 3. Legal Proceedings—McElmo Dome Litigation” for complete details).

Private Debt Placements. The financings included private placements of (i) $1,200,000 of 10% Floating Rate Notes due November 30, 2006 (the “2006 Notes”) coupled with warrants and Production Payments completed in June of 2004; (ii) $2,100,000 of 12% Convertible Subordinated Notes due February 15, 2010 (the “2010 Notes”) completed in October of 2004 and January of 2005; (iii) $2,004,102 of 12% Convertible Subordinated Notes due August 31, 2009 (the “2009 Notes”) completed in October of 2005 and February of 2006; and (iv) $1,268,000 of 12% Convertible Subordinated Notes due in 2008 (the “2008 Notes”) completed in November of 2006. In each case the Notes were offered to accredited investors and sold on a best efforts basis by us and by an investment banking firm which acted as a selling agent.

All of the 2006 and 2010 Notes were sold. A total of $1,328,000 of the 2009 Notes were sold, including $193,000 which were sold in the first quarter of 2006 and generated working capital of approximately $191,000. The exchange in 2005 of $624,000 of 2009 Notes for 2006 Notes generated $624,000 of working capital by converting current maturities of long-term debt to long-term debt. A total of $651,000 of the 2008 Notes were sold in 2006, including $568,000 of 2008 Notes which were exchanged for Production Payments. This exchange generated working capital of $568,000 in 2006 for the same reason.

The 2010, 2009 and 2008 Notes (collectively, the “Notes”) were convertible into 2,100,000, 650,000 and 651,000 shares of the Company’s common stock, respectively, at year-end 2006. The warrants issued with the 2006 Notes were convertible into 480,000 shares; 200,000 of the warrants have already been exercised. Conversion of the Notes and our outstanding 647,240 warrants will create a substantial amount of dilution on our future earnings per share. Sale of the Notes, net of the exchange and legal and other costs associated with the offerings, provided approximately $2,195,000 of net cash proceeds to us in 2005, $275,000 in 2006 and $105,000 in 2007. The note exchanges in 2005 and 2006 provided additional working capital of $1,192,000 as discussed above. The working capital provided by the sales and exchanges of Notes substantially improved our liquidity and provided most of the working capital needed to “bridge the gap” until the coal projects we have under development can generate positive cash flow.

Bank Credit Facility on Colorado Gas Wells. On March 28, 2006, we closed on a $350,000 reducing revolving credit facility with a local bank secured by a first lien on our share of the production from eight gas wells in Yuma County, Colorado. The new credit facility provided an initial borrowing base of $350,000, with such commitment reducing at the rate of $10,000 per month. $115,000 of the initial borrowings of $175,000 under the facility were used to repay loans from related parties; the balance was added to working capital. Our borrowings under the facility peaked at $290,000 in July of 2006. Borrowings had been reduced to $260,000 at year-end 2006 and to $230,000 at March 31, 2007. The loan matures on September 30, 2007, with interest payable monthly at the Wall Street Journal Prime Rate plus 150 basis points.

Other Financings. The financings were further supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $39,000 of short-term loans from our Note holders, and (iii) $105,000 of additional 2010 Notes (convertible into 105,000 common shares) sold to a 2010 Note holder.

Coal Projects. We have several projects in various stages of development in the Coal Segment which, subject to arranging necessary financing, we ultimately expect to mature into operating projects. We have finalized definitive agreements with PinnOak Resources, LLC (“PinnOak”), to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”). Construction of the Project has been completed, and the facility is now in the ramp up stage. See “Recent Developments---Loans from and Agreements with PinnOak Resources” below and “Narrative description of operating segments---COAL RECLAMATION ACTIVITIES---Pinnacle Project”).

Unless the context otherwise requires, references to us herein include our consolidated subsidiaries.

Recent Developments

Loans from and Agreements with PinnOak Resources. When the original agreement was signed in September of 2004 for the construction of the Pinnacle Project, PinnOak was anxious to start the Project despite the fact that the USDA guaranty needed to secure a $9,000,000 bank loan had not yet been obtained. Accordingly, during the fourth quarter of 2005, PinnOak loaned $1,100,000 to Beard Pinnacle, LLC (“BPLLC”), which owns the Project, to get construction started.

In February of 2006 Beard Technologies, Inc. ("BTI") and BPLLC executed a supplemental agreement (the “Agreement”) with PinnOak in connection with the Project. We had previously received and accepted a proposal from a lending institution to provide a $9,000,000 loan for the Project and affiliates of PinnOak had agreed to provide $2,800,000 of equity and own 50% of BPLLC. Both commitments were subject to the condition that the USDA guarantee at least 70% of the borrowed amount (the “Guaranty”).

The Agreement also provided that if BPLLC had not obtained the Guaranty or a third party loan in an amount sufficient to complete the Project on or before April 1, 2006, PinnOak was committed to assume control of the Project and be responsible for funding or arranging the funding of the Project. If additional funding was needed prior to receipt of the Guaranty, PinnOak agreed to provide additional loans to BPLLC and BPLLC and BTI agreed to provide certain collateral. As of April 12, 2006 PinnOak had advanced a total of $5,910,000 to finance the construction. On March 23, 2006, the amount of BPLLC’s note was increased from $5,100,000 to $9,000,000 and the “trigger date” for certain events was extended from April 1, 2006 to May 1, 2006. PinnOak elected not to take control at that time, while both PinnOak and BTI unsuccessfully pursued third party financing. Meanwhile, BTI unsuccessfully pursued the Guaranty, and PinnOak continued to provide additional loans to BPLLC to finance construction of the Project. On September 30, 2006, PinnOak elected to convert $2,800,000 of its loans to equity in BPLLC, which interest was acquired by the investor group. Effective October 1, 2006, the PinnOak investor group exercised their option to assume control of BPLLC and increased their interest in BPLLC to 75%. BTI’s interest in BPLLC was reduced to 25% at that time and BP LLC ceased to be a consolidated subsidiary. As of March 31, 2007, PinnOak had advanced more than $14,150,000 to finance the Project, including the $2,800,000 of equity provided by its affiliates.

Because there have been cost over-runs of more than $3,000,000, neither we nor PinnOak have been able to secure an alternative source of financing, and their loans have become the permanent source of financing for the Project. Because of the low rate of production achieved during the ramp-up period due to initial start-up problems with the plant, we have agreed in principle to terminate most of the existing agreements governing the Project and give up our remaining 25% interest therein while remaining as the contract operator for the Project. Some of the details of this agreement are still being negotiated but we anticipate the new agreement will be effective in April, 2007. We are confident the Project will be economic. Despite the cost over-runs and the low price being paid for the coal produced from the Project, the Project will be highly economic to the pond owner. BTI will be relieved of its guaranty of all loans made by PinnOak (totaling more than $11,350,000) which was secured by BTI’s remaining 25% interest in BPLLC.

China Fertilizer Plant. To date our China fertilizer manufacturing plant has not demonstrated the ability to market sufficient product to reach its projected breakeven point, much less become profitable. Several new marketing initiatives have been undertaken, but all were unsuccessful. Because of the delay in reaching our targeted production rate, the plant owners have had to loan an additional US$885,000, including US$166,000 during the 2007 first quarter, to provide the working capital needed to keep the plant operating. We have engaged an investment banking firm to explore the alternatives available to us including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner. We expect to have a recommendation concerning our best option before the end of the second quarter. Additional funds may need to be provided to keep the plant operating until the operative decision has been made.

Expansion of McElmo Dome Production Capacity. In May of 2006 Kinder Morgan CO2 Company, L.P. (“KM”), the operator of the McElmo Dome Unit, circulated an authorization for expenditure in connection with a planned $99,800,000 expansion of production capacity of the Unit. We elected to participate in the expansion for our 0.538142% working interest share (approximately $537,000). In March of 2007 KM advised us that the owner of a 40% working interest had elected not to participate in the expansion since they have sold their West Texas oil production and no longer need the CO2. Our share of the costs has accordingly increased to approximately $967,000. We and a number of other small working interest owners who also had elected to participate in the expansion have attempted to revoke our approval to participate and elect the opt out provision, but KM has to date refused our request. At this point the final determination is uncertain.

CONTINUING OPERATIONS

Coal Reclamation Activities. Our coal reclamation activities, which are conducted by Beard Technologies, Inc. (“BTI”), comprise the Coal Segment. BTI is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.

Carbon Dioxide Operations. Our carbon dioxide activities comprise the CO2 Segment, consisting of the production of CO2 gas which is conducted through Beard. We own non-operated working and overriding royalty interests in two producing CO2 gas units in Colorado and New Mexico.

Operations in China. Our activities in China, which are conducted by Beard Environmental Engineering, LLC (“BEE”) through its consolidated subsidiaries, comprise the China Segment. BEE and its subsidiaries are focusing on the manufacture of organic chemical compound fertilizer ("OCCF") and liquid fertilizer in the Peoples Republic of China (the "PRC").

e-Commerce. Our e-Commerce activities, which are conducted by starpay.com™, l.l.c. (“starpay”) and its parent, Advanced Internet Technologies, L.L.C. (“AIT”), comprise the e-Commerce Segment. starpay’s current focus is on developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property.

Oil and Gas Operations. Our oil and gas activities comprise the Oil & Gas Segment, consisting of the production of oil and gas which is conducted through BOC. We own non-operated working interests or overriding royalty interests in producing wells in Colorado and Wyoming. We also own undeveloped oil and gas leases in such states and in Mississippi.

(b)	Financial information about industry segments.

Financial information about industry segments is contained in the Statements of Operations and Note 15 of Notes to the Company's Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

(c)	Narrative description of operating segments.

We currently have five operating segments: Coal, CO2, China, e-Commerce and Oil & Gas. All of such activities, with the exception of our CO2 gas production activities, are conducted through subsidiaries. We, through our corporate staff, perform management, financial, consultative, administrative and other services for our subsidiaries.

COAL RECLAMATION ACTIVITIES

Background of Beard Technologies, Inc. In early 1990 we acquired more than 80% of Energy International Corporation (“EI”), a research and development firm specializing in coal-related technologies. We sold EI in 1994, retaining certain assets which we contributed to a wholly-owned subsidiary, BTI.

Impact of Section 29. In the late 1990’s significant activity in the coal industry was focused upon the development of fine coal waste impoundment recovery projects which qualified for Federal tax credits of $20 to $25 per ton under Section 29 of the Internal Revenue Code. In order to qualify for the tax credit, the projects had to produce a synthetic fuel (i) from a facility placed in service before July 1, 1998; (ii) pursuant to a binding contract entered into before January 1, 1997; and (iii) before January 1, 2008.

The MCN Projects. Beginning in April of 1998, BTI operated six pond recovery/Section 29 briquetting projects for a subsidiary of MCN Energy Group, Inc. (“MCN”). At the time this made BTI, to the best of our knowledge, the largest operator of coal recovery plants in the world. MCN became concerned that the plants might not qualify for the tax credit and took a special charge of $133,782,000 at year-end 1998 to completely write off the projects. In January of 1999 MCN terminated the contracts with BTI. This was a major setback to BTI and had a severe negative impact on its subsequent income and cash flow. The contracts later qualified for the tax credits.

Sharp Increase in Natural Gas Prices; Effect on Coal Demand. The sharp increase in natural gas prices in 2004 and 2005 had a major impact upon the electric power generating industry which began to focus on building new generating capacity utilizing coal-fired rather than gas-fired plants. Although warmer weather in 2006 resulted in some relief on natural gas prices, it appears that natural gas will continue to be in relatively short supply in future years. As a result, the price of coal when compared to the price of gas on a Btu basis remains quite attractive. It now appears that coal, which accounts for over 50% of the nation’s power generating capacity, will remain the principal fuel source for electric power production for a number of years.

The rising price of natural gas drove the spot price of coal to record levels in 2005---prices that have not been seen in the coal industry since the oil crisis of 1974 and 1975. Although the warmer weather triggered pricing relief in 2006, many energy economists continue to believe that natural gas prices will remain high for many years to come. The strong coal market, plus added pressure from regulatory agencies to more quickly reclaim or re-mine abandoned slurry impoundments, has sparked renewed interest among pond owners and coal operators to move forward with pond recovery projects. Many of these recovery projects had been sitting on the back burner for a number of years because of marginal coal prices and stagnant demand.

We believe this is an ideal set of circumstances for BTI, which in recent years has been totally focused on pond recovery. During the last eight years, BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines. We have a great deal of expertise in the complicated business of coal pond recovery. We believe that we are the industry leader and that most coal operators contact us first when they are interested in having a pond recovered.

Projects Under Development. This convergence of high coal prices with added regulatory agency pressure has resulted in BTI having more potential projects on the drawing board than at any other time in its existence. We have had more coal producers and utilities call us to discuss projects in the last three years than we had during the previous 13 years of BTI’s existence. In September of 2004 we signed an agreement to perform the Pinnacle Project. (See below). Currently, we are actively pursuing a number of other projects, most of which are located in the Central Appalachian Coal Basin. We have a number of other projects in the pipeline for follow up once these projects have come to a resolution. However, we cannot assure you that any of the pond recovery projects currently under development will proceed.

Pinnacle Project. In 2004 we formed Beard Pinnacle, LLC (“BPLLC”), an Oklahoma limited liability company, and originally a wholly-owned subsidiary of BTI. BPLLC was formed to construct and operate a pond fines recovery facility, known as the Pinnacle Project, located at the Smith Branch Coal Refuse Disposal Facility owned by PinnOak’s wholly-owned subsididary, Pinnacle Mining Company, LLC, a coal mining and energy resources company (“PMC”). The facility is located near Pineville, West Virginia. BTI and PinnOak executed an agreement regarding the initial equity funding of BPLLC and its development and operation of the Pinnacle Project based upon the premise that BPLLC or its lender would receive a USDA loan guaranty of up to 70% of a $9,000,000 loan.

Based upon this premise, BPLLC commenced construction of the Pinnacle Project in September of 2005. As of March 31, 2007, PinnOak had advanced more than $14,150,000 to finance the Pinnacle Project, including $2,800,000 of equity provided by its affiliates. Effective September 30, 2006 the affiliates converted $2,800,000 of PinnOak’s advances to equity in BPLLC. Effective October 1, 2006, the PinnOak investor group exercised their option to assume control of BPLLC and increased their interest in BPLLC to 75%. BPLLC ceased to be a consolidated subsidiary, and our 25% interest therein has been reflected as equity in earnings (loss) of unconsolidated subsidiaries at year-end 2006. (See “Item 1. Business. General development of business---Recent Developments---Loans from and Agreements with PinnOak Resources” for additional details).

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

Sources and Availability of Raw Materials. There are numerous coal impoundments scattered throughout the eastern third of the U.S. which contain sizeable reserves of coal fines which we believe can be recovered on an economic basis while at the same time solving an environmental problem. As a result of the increase in coal prices during the last three years, slurry pond owners are recognizing that recovery can be done on a profitable basis, making it a win-win proposition for both the pond owner and the company undertaking the project.

Dependence of the Segment on a Single Customer. The Coal Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations

12/31/06	1.2%
12/31/05	3.8%
12/31/04	19.4%

Since BPLLC is no longer a consolidated subsidiary, the sale of coal from the Pinnacle Project after October 1, 2006 is not reflected as revenues. Accordingly, the loss of PMC as a customer would not have a material adverse effect on the segment nor on us. We are unable to predict whether we will become dependent on a single customer in the future as additional projects under development by the segment are negotiated and finalized.

Facilities. BTI leases an office and laboratory facilities from the Applied Research Center at the University of Pittsburgh (“UPARC”). BTI’s facilities at UPARC give the Coal Segment access to a wide range of coal and mineral testing capabilities.

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

Environmental Matters. Compliance with Federal, state and local laws regarding discharge of materials into the environment or otherwise relating to protection of the environment are of primary concern to the segment, and the cost of addressing such concerns are factored into the cost of each project. The cost of compliance varies by project and cannot be estimated until all of the contract provisions have been finalized. See “ Regulation---Environmental and Worker Safety Matters.”

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

Deliveries of CO2 gas are transported through a 502-mile, 30-inch diameter pipeline to the Permian Basin in West Texas where such gas is utilized primarily for injection into mature oil fields. Kinder Morgan CO2 Company, L.P. (“KM”) serves as operator of the unit. There are 54 producing wells, ranging from 7,634 feet to 8,026 feet in depth, that produce from the Leadville formation. The wells produced a combined total of 972 million cubic feet per day in 2006. McElmo Dome is believed to be the largest producing CO2 field in the world. The Four Corners Geological Society in 1983 estimated that the field contained 17 trillion cubic feet (“TCF”) of CO2. The gas is approximately 98% CO2.

In 2006 we sold 1,933,000 Mcf attributable to our working and overriding royalty interests at an average price of $.0.79 per Mcf. In 2005 we sold 1,902,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $.60 per Mcf. In 2004, we sold 1,787,000 Mcf attributable to our working and overriding royalty interests at an average price of $.42 per Mcf. We were underproduced by 8,000 Mcf on the sale of our share of McElmo Dome gas at year-end 2006.

As the result of the recent increase in oil prices, CO2 demand for tertiary recovery and McElmo Dome production has increased accordingly. CO2 production, which averaged 887 million cubic feet per day in 2004, increased to 957 million cubic feet per day in 2005, and increased further to 972 million cubic feet per day in 2006. We have been advised by the operator that the field is now capable of producing 1.2 billion cubic feet per day.

We consider our ownership interest in the McElmo Dome Field to be one of our most valuable assets. At year-end 2006 the field had produced 5.048 TCF of CO2, leaving more than nine TCF of remaining reserves (49 BCF to our net interest) per KM’s estimate of reserves. As a result of the settlement of the McElmo Dome litigation, the recent improvement in oil prices and the increased demand and improved pricing for CO2, we now believe that our interest in the field has a fair market value of approximately $10.7 million versus a book value of $384,000 at year-end 2006.

Our interest in the McElmo Dome Field is subject to a deed of trust lien in the amount of approximately (i) $635,000 in favor of a holder of our 2009 Notes and (ii) $3,243,000 in favor of a related party.

Anticipated Improvement in Pricing as a Result of the McElmo Dome Settlement. In addition to establishing a cash settlement fund to settle the litigation, the McElmo Dome Settlement Agreement also provided for the monitoring of pipeline tariffs, minimum prices and funding for a CO2 Claims Committee to enforce these provisions. (See “Item 3. Litigation”). We anticipate additional improvement in pricing from the above. Moreover, we are continuing to investigate marketing our share of the CO2 through other parties at a higher price.

Bravo Dome. We also own a 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico. Bravo Dome is believed to be the second largest producing CO2 field in the world. At December 31, 2006, we had produced 732,000 Mcf of CO2 gas which is presently in storage. We sold no CO2 gas from Bravo Dome in 2006, 2005 and 2004. Our solid CO2 segment, which was sold in 1997, had previously provided the market for such gas. We are continuing our efforts to market our share of the gas at a reasonable price, but such efforts have to date been unsuccessful.

Occidental Petroleum Corporation operates the Bravo Dome field. The 350 producing wells are approximately 2,500 feet deep. The gas is approximately 99% CO2.

Net CO2 Production. The following table sets forth our net CO2 production from McElmo Dome for each of the last three fiscal years:

Fiscal Year Ended	Net CO2 Production (Mcf)

12/31/06	1,933,000
12/31/05	1,902,000
12/31/04	1,787,000

Average Sales Price and Production Cost. The following table sets forth our average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last three fiscal years:

Fiscal Year Ended	Average Sales Price Per Mcf of CO2	Average Lifting Cost Per Mcf of CO2

12/31/06	$0.79	$0.07
12/31/05	$0.60	$0.07
12/31/04	$0.42	$0.06

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

Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years. Our CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2006, approximately 98% of our revenues from the sale of CO2 gas was derived from KM and approximately 2% was derived from Exxon Mobil.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations

12/31/06	73.9%
12/31/05	84.6%
12/31/04	77.6%

Under the existing operating agreements, so long as any CO2 gas is being produced and sold from the field, we have the right to sell our undivided share of the production to either KM or Exxon Mobil and also have the right to sell such production to other users. During 2006 KM was offering a slightly higher price than Exxon Mobil, so more of the segment’s production was sold to KM. We believe that the loss of either KM or Exxon Mobil as a customer would have a material adverse effect on the segment and on us.

Productive Wells. Our principal CO2 properties are held through our ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2006, we held a working interest in a total of 396 gross (0.45 net) CO2 wells located in the continental United States. The table below is a summary of such developed properties by state:

	Number of Wells
State	Gross	Net

Colorado	46	0.248
New Mexico	350	0.205
Total	396	0.453

Financial Information. Financial information about our CO2 gas operations is contained in our Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

OPERATIONS IN CHINA

Background Information. In 1998 we opened an office in the People’s Republic of China (the “PRC” or “China”). In 1999 we established a Representative Office in Beijing. In 2001 Beijing Beard Bio-Tech Engineering Co., Ltd. (“BTEC”), a Chinese corporation, was organized as a wholly-owned subsidiary to serve as the operating entity for all of the China Segment’s activities in the PRC. In 2002 we formed BEE, a wholly-owned Oklahoma limited liability company, to serve as the parent company of BTEC and all of the segment’s subsidiaries in the PRC. In February of 2005 BEE and a private investor formed BEE/7HBF, LLC which is owned 50% each by BEE and the private investor. This new entity then formed a wholly foreign-owned enterprise (“WFOE”) in China, called Xianghe BH Fertilizer Co., Ltd. (“XBH”), that serves as the marketing arm for the fertilizer we produce in China and controls and manages the segment’s initial fertilizer manufacturing plant in the PRC.

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

Unfortunately, the carryover of fertilizers from one planting to the next and the considerable runoff into lakes and rivers has polluted much of China’s arable land and fresh water resources.

Organic-Chemical Compound Fertilizer Initiatives. China, which is the world’s fourth largest country in area, is also the world’s most heavily populated country, with a population of almost 1.3 billion. China categorizes about 800 million of their population as “farmers.” The average sized farm is less than two acres. In order to earn a subsistence living, China’s farmers must, if possible, multi-crop the same plot of soil, frequently using hybrid crop varieties with greater yields that stress the soil much more so than non-hybrid crops. To ensure production, fertilizers are used with each planting, which increases soil stress. This abusive farming practice has, over time, resulted in damaged, less productive soil. Working with the top agronomists and academicians in the Chinese agricultural community, we have developed a concept to mitigate this problem by manufacturing organic chemical compound fertilizers (“OCCF”). The end result is a line of environmentally friendly fertilizers utilizing organics derived from waste materials that, due to their abundance, are a serious environmental nuisance in China.

Formulation of Product. The formulation of our products will be based on the target crops and determined by leading soil scientists at China Agricultural University in Beijing and agronomists in each province. Our production amounts to less than 1% of total fertilizer demand in the province where we have constructed our initial facility. We believe that the sales price for our products will be commensurate with and that the quality will be superior to other similar products presently available. We expect to receive strong support for our products from these senior scientists and from the Provincial authorities.

Financing of Initial Fertilizer Manufacturing Plant in China. In February of 2005 we announced that a private investor had agreed to finance the cost of our initial fertilizer manufacturing facility in the PRC. Beard Environmental Engineering, L.L.C. (“BEE”) and the investor formed a limited liability company, BEE/7HBF, LLC (“BEE/7HBF”) to own all of our fertilizer operations in China. BEE/7HBF then formed XBH to serve as the marketing arm for the fertilizer we produce in China and control and manage the day-to-day operations of the facility. The investor and BEE each made a $50,000 cash contribution to and have a 50% ownership and equity in BEE/7HBF. The investor loaned $850,000 of additional funds to BEE/7HBF in the first half of 2005 to fund the capital costs and pre-operating costs of the facility. The lender can look only to available funds of BEE/7HBF for repayment, and neither we nor BEE will be liable for repayment of the loan.

The initial plant is located near Beijing and produces a new, environmentally friendly, OCCF. The new fertilizer will use up to 62% less chemicals and yet provide superior performance as compared to chemical fertilizers presently used in the PRC. The plant was initially targeted to produce about 32,000 metric tons per year of OCCF annually. However, in order to reduce the initial cost of the facility, it was later scaled back to a capacity of approximately 18,000 metric tons of OCCF per year. In addition, the plant has added equipment to produce a new line of liquid fertilizer which has added to its sales capacity. The facility has been sized to permit production capacity to be more than doubled to meet future market demand. The plant produced and shipped its initial product in October of 2005.

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

Backlog. At December 31, 2006, XBH had an immaterial backlog of orders. All of such orders are expected to be filled within the current fiscal year.

Dependence of the Segment on a Single Customer. As of December 31, 2006, XBH was not dependent upon a single customer. Loss of all of the segment’s customers at that time would not have a material adverse effect on the segment nor on us. The segment recorded revenues of US$368,000 in 2006, US$29,000 in 2005 and no revenues in 2004. The China Segment accounted for the following percentages of our consolidated revenue from continuing operations for each of the last three years:

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations

12/31/06	17.6%
12/31/05	2.1%
12/31/04	0%

Principal Products and Services. The principal products and services supplied by our China Segment are the manufacture and production of OCCF and liquid fertilizer.

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

e-COMMERCE

Formation of starpay.com™, inc. (now starpay.com, l.l.c.). In 1999 four patent applications were filed embodying the features of a new secure payment system for Internet transactions and we formed starpay.com, inc. (“starpay”) to pursue the development of the payment system. In 2000, starpay filed two additional patent applications which considerably broadened the scope and the potential of its patent claims. In 2001 starpay became starpay.com, l.l.c.

In May of 2003 we formed Advanced Internet Technologies, L.L.C. (“AIT”). The members of starpay.com, l.l.c. contributed their entire membership interests in starpay to AIT for equivalent membership interests in AIT. starpay became a wholly-owned subsidiary of AIT with Marc Messner, Beard’s VP-Corporate Development and the inventor of starpay’s technology, serving as its Sole Manager. Current ownership in AIT is as follows: Beard (71%); Messner (15%); patent attorney (7%); Web site company (7%).

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

Other features of starpay’s technology include a patent-pending system that incorporates the innovative use of the ubiquitous compact disc or smart card as a security and transaction-enabling device. The enabling device, user’s identifier and/or PIN must all be present to enable a payment transaction on the Internet. This technology is an additional layer of security that may or may not be applied to starpay’s proprietary process flow models.

License Agreement. In November of 2001 VIMachine, Inc. (“VIMachine”), the owner of U.S. Patent 5,903,878, “Method and Apparatus for Electronic Commerce” (the “VIMachine Patent”) granted to starpay the exclusive marketing rights, with respect to certain clients (the “Clients”) which starpay has identified to VIMachine, for security software and related products and applications. starpay believes the VIMachine Patent will provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields.

In March 2002 starpay’s marketing rights with respect to its Clients were broadened to include the right to litigate on behalf of VIMachine all patent claims in relation to the VIMachine Patent and related foreign applications or patents. Any settlement and/or judgment resulting from starpay’s prosecution of the VIMachine Patent claims will be shared 50/50 or 25/75 between starpay and VIMachine (depending upon who the infringing party may be) following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims.

Visa Litigation. In May of 2003 starpay along with VIMachine filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). In July of 2003 the Plaintiffs filed, with the express written consent of the Defendants, an Amended Complaint. The ongoing suit seeks damages and injunctive relief (i) related to Visa’s infringement of the VIMachine Patent; and (ii) under California’s common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay’s intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and court costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

On January 4, 2005, following a Markman hearing held in late October of 2004, the Magistrate Judge filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. The Magistrate Judge found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties have pursued modifications of the

Magistrate’s recommendations in the form of an appeal to the District Court and are awaiting the Court’s final ruling on claim construction issues.

See “Item 3. Legal Proceedings---Visa Litigation” for additional details.

Issuance of Initial Patent; Exclusive License Agreement. On April 9, 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,370,514 (the “Voucher Patent”) to starpay on its patent application titled “Method for Marketing and Redeeming Vouchers for use in Online Purchases.” All claims submitted in this application were allowed.

On March 28, 2003, starpay finalized a Patent License Agreement with Universal Certificate Group LLC (“UCG”), a private company based in New York City. UCG has developed a universal online gift certificate that is accepted as payment at hundreds of online stores through its subsidiary, GiveAnything.com, LLC. The Agreement, which remains in effect for the term of the patent, grants to UCG the exclusive, worldwide license to use, improve, enhance or sublicense the Voucher Patent. Under the Agreement, starpay received a license fee payable annually for three years plus a royalty payable semi-annually during the patent term. The $25,000 license fee which starpay received in 2005 was its final license fee under the Agreement. starpay also shares in any license fees or royalties paid to UCG for any sublicenses. UCG has the exclusive right to institute any suit for infringement under the Agreement. starpay has the right to jointly participate in any suit, in which case any damages obtained will be shared according to the fees and expenses borne by each party. UCG has the option to terminate the Agreement at any time without liability.

starpay’s Strategy and Current Opportunities. starpay’s plan is to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property. We have identified and investigated many opportunities for our intellectual property portfolio which include various e-commerce payment systems, security access applications and secure document transmission. Although there are many applications for our technology, our focus is on Internet security, authentication and electronic payments. starpay is continuously assessing these situations looking toward the possibility of generating additional licensing opportunities.

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

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations

12/31/06	0.2%
12/31/05	2.2%
12/31/04	3.0%

The segment presently has only one customer, a licensee. However, the licensee has already generated one sublicense and is pursuing others. We believe that the loss of the segment’s present customer would not have a material adverse effect on the segment since the segment would then be in a position to pursue licenses directly with other parties. The loss of the present customer would not have a material adverse effect on us.

Financial Information. Financial information about the e-Commerce Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

OIL AND GAS OPERATIONS

The activities of the Oil and Gas Segment are conducted through our wholly-owned subsidiary, BOC. BOC is engaged in exploration for, development, production and sale of oil and gas. BOC was incorporated in Delaware in 1986 and is the successor to the original Beard Oil Company which was incorporated in Delaware in 1969 as the successor to the oil and gas business originally founded by a Beard family member in 1921.

Exploration Practices and Policy. BOC’s principal exploratory approach since re-entering the business has been to acquire oil and gas leases and then to encourage other operators to drill on or in close proximity to our acreage by supporting their exploratory wells with acreage contributions. BOC has also entered into arrangements with major and independent operators who make certain exploratory commitments relative to our acreage for an interest in one or more of our leaseholds while we retain some form of reversionary working interest or overriding royalty interest and may also retain the right to participate in the drilling of development wells. Since BOC does not have a production staff, it has not operated any wells since it has re-entered the oil and gas business.

A significant phase of BOC’s exploration effort involves the acquisition of oil and gas leases from the U. S. government and various state governments on a “non-competitive” basis. All of the undeveloped acreage we hold is under such governmental leases.

From time to time BOC also sells an interest in its undeveloped acreage and retains an overriding royalty. Such sale is commonly known as a “sublease”. In fiscal years 2006 and 2005, sublease activities accounted for revenues of $7,000 and $0, respectively.

Sandy Lake Field. In January of 2005 we announced that we were back in the oil and gas business. One of the leases which we acquired was a 640-acre tract covering all of Section 36, Township 3 North, Range 48 West, in Yuma County, Colorado.

In January of 2004 BOC entered into a farmout agreement with Vista Resources (“Vista”) of Pittsburgh, Pennsylvania. Vista drilled eight wells in the Niobrara Formation on the farmout lands. Under the farmout arrangement, BOC was carried for a 22.5% working interest in the initial well in which it owns a 3.6% overriding royalty interest until payout and a 22.5% working interest (19.6875% net revenue interest) thereafter. We paid our 22.5% share of the cost of the seven additional wells. All eight of the wells were completed as gas producers in the Niobrara Formation at a depth of approximately 2,800 feet. The wells were placed on production in the fourth quarter of 2005, and are currently producing at an average rate of approximately 40-45 MCF per day from each well. Our share of the production from these wells totaled $121,000 in 2006 and $86,000 in 2005.

Big Porcupine Field. BOC also has a 4.5% overriding royalty interest in 12 wells which produce coal bed methane gas from the Mesaverde Formation from a 317-acre tract in Section 1, Township 41 North, Range 71 West, Campbell County, Wyoming. The wells were drilled by Peabody Natural Gas, LLC on a lease BOC sold to them in 2000 on which BOC retained an overriding royalty interest. Our share of production from these wells totaled $20,000 in 2006 and $8,000 in 2005.

Due to the limited pipeline capacity in the Rocky Mountain area, the price we have received for the gas we have sold to date has been lower than normally received in other areas of the U.S.

In addition to the producing tracts in Colorado and Wyoming, BOC owns undeveloped leases covering 41 acres in Colorado, 11,828 acres in Mississippi and 6,881 acres in Wyoming, a total of 18,750 acres.

Principal Products and Services. The principal products produced by our Oil & Gas Segment are oil and gas which accounted for the following percentage of total consolidated revenues from continuing operations for each of the last three fiscal years:

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations

12/31/06	7.1%
12/31/05	6.9%
12/31/04	0%

Sources and Availability of Raw Materials. BOC is involved in an extractive enterprise which does not require the consumption of raw materials other than fuel, water and drilling mud and chemicals which are utilized by the drilling rigs employed to drill the wells in which it has an interest. Such materials are normally available to the drilling contractors employed by the operator, although the cost thereof may vary considerably between wells.

Seasonality. Because BOC’s acreage is located primarily in the Rocky Mountains, the Oil & Gas Segment’s operations are considered to be seasonal since any drilling activities conducted in the winter may be hindered or impaired by adverse weather conditions.

Working Capital Items. The Oil & Gas Segment does not carry significant amounts of inventory nor does it provide extended payment terms to its customers. The segment’s working capital is considered adequate to conduct its present and contemplated operations since its modus operandi is to let third parties pay for all of the costs of the wells in which it participates unless proven locations are involved and borrowings can be arranged to finance such drilling operations.

Dependence of the Segment on a Single Customer. The Oil & Gas Segment does not have any customers which accounted for 10% or more of Registrant’s consolidated revenues during the last three years. Accordingly, the loss of a single customer would not have a material adverse effect on us and our subsidiaries taken as a whole.

Markets, Competition and Regulation. Oil and gas production generally is sold at the wellhead to various pipeline companies. Market demand (and the resulting prices received for crude oil and natural gas) can be affected by weather conditions, economic conditions, import quotas, the availability and cost of alternative fuels, the proximity to, and capacity of, natural gas pipelines and other systems of transportation, by the effect of state regulation of production, and federal regulation of oil and/or gas sold in interstate and intrastate commerce, all of which factors are beyond our control.

At the present time the Oil & Gas Segment has no oil production. Our natural gas production is being sold on a “spot” basis to the only pipeline markets available in the two fields in which our properties are located. And, since both of our properties are non-operated, we have no control over the price we are receiving. In 2006 the price we received in Colorado ranged from $2.60 per mcf to $7.48 per mcf; in 2005 it ranged from $4.96 per mcf to $9.58 per mcf; in Wyoming the price we received ranged from $2.63 per mcf to $5.81 per mcf in 2006 and from $5.26 per mcf to $8.76 per mcf in 2005, the first year of production for the wells in these fields.

We encounter competition from other independent operators and from major oil and gas companies in acquiring properties suitable for exploration. Virtually all of these competitors have financial resources and staffs substantially larger then ours. Our ability to discover reserves in the future depends in part on our ability to select suitable prospects for future exploration.

Golden Bear Drilling & Services, LLC (“GBDS”). Partly as a result of (i) the connections we have developed over the last several years stemming from our activities in China, (ii) our renewed involvement in the oil and gas business, and (iii) our efforts in connection with the organization, promotion and development of the entity, we have a 14% interest (11% fully diluted) in GBDS, a Denver-based drilling and services company. We also provide certain management and accounting services to GBDS for a monthly fee.

GBDS was organized in May of 2005 with the concept of acquiring and transporting to the U. S. high quality drilling assets manufactured in the PRC. Since its organization, GBDS has acquired two new drilling rigs manufactured by a subsidiary of a large Chinese oil and gas exploration company. In each case a large privately-held exploration and production company based in Denver, Colorado, provided the funds to acquire the rigs, transport them to the U. S. and pay for all mobilization costs. The exploration company will own the rigs until they have recouped all of their initial purchase, transportation and mobilization costs plus interest at ten percent per year; after payout they will own 10% and GBDS will own 90% of each rig. GBDS receives a daily fee for operating each rig or a smaller fee if it is on stand-by. The exploration company provides the locations to be drilled. If they do not have a location ready, GBDS is free to drill for a third party; otherwise they will receive the stand-by fee until a location is available.

In addition, GBDS has been able to finance the acquisition of two top drives. One of these has been leased to the exploration company for $1,500 per day; the second will shortly be available for lease to third parties, hopefully at a higher rate.

It should be noted that the Chinese-manufactured rigs, which are of very high quality, cost less than a comparable rig manufactured in the U. S. GBDS hopes to arrange the financing for an additional five to 10 rigs and five to 10 top drives during the next three years.

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

Environmental and Worker Safety Matters. Federal, state, and local laws concerning the protection of the environment, human health, worker safety, natural resources, and wildlife affect virtually all of our operations, especially our coal reclamation and environmental remediation activities. These laws affect our profitability and increase the Company’s exposure to third party claims.

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

OTHER CORPORATE ACTIVITIES

Other Assets. During the last seven years we have disposed of most of the assets related to the operations which we discontinued in 1999 and 2001. However, we still have a few remaining assets and investments which we are in the process of liquidating as opportunities materialize. At year-end 2006 such assets consisted primarily of the residue of an iodine extraction plant and related equipment, drilling rig components and related equipment, wastewater storage tanks and a real estate limited partnership in which we are a limited partner. All of such assets are reflected on our books for less than their anticipated realizable value, which we estimate in total would not exceed $100,000. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in our ongoing business activities or redeployed into newly targeted opportunities.

Office and Other Leases. We lease office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2007, at a current annual rental of $85,000. In addition, our subsidiaries lease space at other locations as required to serve their respective needs.

Employees. As of December 31, 2006, we employed 69 full time employees and one part time employee in all of our operations, including five full time employees and one part time employee on the corporate staff.

(d)	Financial information about foreign and domestic operations and export sales.

See Item 1(c) for a description of foreign and domestic operations and export sales.

Item 1A.  Risk Factors.

Lack of Profitable Operations in Recent Periods. Although we were profitable in 2004 as a result of the McElmo Dome Settlement (see “Item 3. Legal Proceedings---McElmo Dome Litigation” for complete details), we have suffered net operating losses during each of the last eight years. Until we can demonstrate the ability to generate positive cash flow from operations, this shortcoming will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. However, such deficiency increased to ($7,348,000) at year-end 2006 and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in both our Coal and China Segments this year. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all. (See "Item 1. Business. General development of business---Recent Developments --- China Fertilizer Plant" for additional details).

We have substantial indebtedness and may not have enough revenues to pay our debts. As of December 31, 2006, we had $8,797,000 of total debt outstanding, including $391,000 of accrued interest to an affiliate of the Chairman, $471,000 of which is due in 2007. We, or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have nine firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. At year-end 2006, 56.5% of our 5,592,000 outstanding shares was held by management and another 8.4% was held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 672,000 shares, notes convertible into 3,401,000 shares at year-end 2006 and a total of 629,000 shares at year-end 2006 in two DSC Plans scheduled for distribution in 2007 and future years.

History of Delays in Finalizing New Coal Projects. We have experienced delays in the past in finalizing our new coal projects. We may experience additional delays in the future. Although the financing for the Pinnacle Project has been provided by the pond owner, no definitive contracts have been signed in connection with the other projects currently under development in the Coal Segment, nor has any financing been arranged to date for these projects. Continued delays in finalizing our new coal projects may have a material adverse effect on us.

History of Delays in Finalizing Projects in China. We have experienced delays in the past in finalizing projects in China and may experience additional delays in the future. We successfully arranged the financing for our fertilizer plant in 2005. Although the project was completed under budget and in a timely manner, we have failed to achieve our projected rate of market penetration and the project has to date been uneconomic. Continued delays in meeting budgeted projections would have a material adverse effect on us.

starpay Intellectual Property Rights; Copying by Competitors. We have identified at least three competitors that offer services that potentially conflict with starpay’s intellectual property rights. If we are unable to protect our intellectual property rights from infringement, we may not be able to realize the anticipated profit potential from the e-Commerce Segment.

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

Political and economic uncertainty in China could worsen at any time and our operations could be delayed or discontinued.

Our business is subject to political and economic risks, including:

•	Loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war and insurrection;
•	Risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties;
•	Renegotiation of contracts with governmental entities;
•	Changes in laws and policies governing operations of foreign-based companies in China;
•	Exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;
•	Laws and policies of the United States affecting foreign trade, taxation and investment; and
•

The possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

See Item 1(c) for a description of properties.

Item 3.  Legal Proceedings.

Neither we nor any of our subsidiaries are engaged in any litigation or governmental proceedings which we believe will have a material adverse effect upon the results of operations or financial condition of any of such companies. However, we are involved in two lawsuits where our share of the amount at stake, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2006. The first suit has been settled, but there are follow-on issues still in dispute. See “McElmo Dome Litigation” below.

McElmo Dome Litigation. In 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the “Defendants”). Plaintiffs’ complaint alleged damages caused by Defendants’ wrongful determination of the value of CO2 produced from the McElmo Dome Field (the “Field”---see “Carbon Dioxide Operations” at pages 10-12 of our Form 10-K) and the corresponding wrongful underpayment to Plaintiffs.

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

The second suit also stems from issues involved in the Settlement. See “Coalition Managers Litigation” below.

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

The Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit (and any other suits that might develop) until such time as its outcome has been determined. Presently approximately $529,000 remains in the defense fund. Once the case has been resolved, any remaining funds net of costs will be distributed to the Coalition members, including us. In March of 2004 the Court dismissed the claims against the attorneys and several of the claims against the managers but gave the Plaintiff the opportunity to make additional arguments as to why other claims should not be dismissed. In April of 2004 Plaintiff asked the Court not to dismiss the remaining claims and moved to file a Second Amended Complaint against the managers and, for the first time, against the Coalition. In May of 2004 the Defendants asked the Court to dismiss Plaintiff’s new Complaint.

On April 25, 2006, Magistrate Hagerty entered an Amended Scheduling Order in the civil action, pursuant to which discovery in this case was recommenced. Motions for summary judgment were entered by the Defendants on August 31, 2006. Unless a motion to dismiss is entered by the Judge or a settlement is reached in the meantime, a five-day trial is scheduled to proceed on April 16-20, 2007 in Denver.

We consider the Plaintiff’s claims to be without merit. We will receive approximately 22% of the remaining funds, if any, once the suit has been resolved.

We are also involved in a third suit where the claims involved could exceed, by a considerable margin, 10% of our consolidated current assets at year-end 2006. See “Visa Litigation” below.

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

Until Judge Lindsey rules regarding pending claim construction issues, there is no scheduling order in place. Plaintiffs will push for a trial date as quickly as practical following a ruling on claim construction issues by Judge Lindsey.

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

Name	Principal PositionsE	Executive Officer Or Significant Employee of Beard or Beard Oil Since	Age

W. M. Beard	Chairman of the Board and Chief Executive OfficerAB	June 1969	78
Herb Mee, Jr.	President & Chief Financial OfficerAB	November 1973	78
C. David Henry	President – Beard Technologies, Inc. and Beard Pinnacle, LLCC	July 2004	53
Riza E. Murteza	President & CEO – Beard Environmental Engineering, L.L.C. Chairman - Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd. Chairman, President & CEO – Xianghe BH Fertilizer Co., Ltd.C	November 1998	77
Marc A. Messner	President – Advanced Internet Technologies, L.L.C., Sole Manager - starpay.com, l.l.c.D and Vice President Corporate Development of the Company	April 1999	45
Jack A. Martine	Controller and Chief Accounting Officer	October 1996	57
Harl R. Dubben	TreasurerB	July 1997	46

_________________

ADirector of the Company.

BTrustee of certain assets of the Company's 401(k) Trust.

DDevotes most of his time to these subsidiaries.

EIndicated entities are subsidiaries of the Registrant.

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

C. David Henry has served as President of BTI since July 2004. He previously served from 2000 until July 2004 as BTI’s Vice President of Operations where he focused on the development of coal recovery operations through the utilization of advanced coal processing technologies and the production of high-grade fine coal products. His area of expertise includes recovery and reclamation of coal slurry impoundments, testing and analysis of coal slurry samples, slurry pond reclamation design and coal preparation.

Riza E. Murteza has served as President and Chief Executive Officer of BEE since December 2002 and of its predecessor since November 1998. He has served as Chairman of BTEC since December 2001. He was appointed Senior Advisor to the United Nations Development Project for China, residing in China for one year

(1996-1997) while assisting large Chinese enterprises move to a market economy. Prior to that he served as General Manager and Project Manager for two large projects in Indonesia and a large project in the Soviet Union for periods totaling nine years.

Marc A. Messner has served as President of AIT and as sole manager of starpay. com, l.l.c. since May 2003. He served as President and Chief Executive Officer of starpay (and its predecessor) from April 1999 to May 2003, and as Sole Manager of starpay since May 2003. He has also served as our Vice President – Corporate Development since August 1998. Mr. Messner is the inventor of starpay’s proprietary payment system technology. From 1993 to 1998 he served as President of Horizontal Drilling Technologies, Inc., a company he founded in 1993 which we acquired in 1996.

Jack A. Martine has served as our Controller, Chief Accounting Officer and Tax Manager since 1996. Mr. Martine had previously served as tax manager for BOC from June 1989 until October 1993. Mr. Martine is a certified public accountant.

Harl R. Dubben has served as our Treasurer since August 1, 2006. Prior to such time Mr. Dubben had served as Assistant to the Controller and Chief Accounting Officer since 2002.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)	Market information.

Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations A for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

2006A	High	Low
Fourth quarter	$1.02	$0.76
Third quarter	1.40	0.70
Second quarter	1.53	0.60
First quarter	2.00	1.01

2005A	High	Low
Fourth quarter	$2.60	$0.90
Third quarter	2.75	1.75
Second quarter	2.85	1.70
First quarter	3.00	0.52

____________________

AThe reported quotations were obtained from the OTCBB Web Site. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quotations reflect the high best bid and low best bid for each quarter. One market maker has frequently quoted a bid of $0.01 per share, and at other times a bid of $.0001 per share, and such bids are not considered to reflect a realistic bid for the shares.

(b)	Holders.

As of March 31, 2007, the Company had 425 record holders of common stock.

(c)	Dividends.

To date, we have not paid any cash dividends. The payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings. We intend to employ our earnings, if any, primarily in our coal reclamation activities and in paying down our debt, and do not expect to pay cash dividends for the foreseeable future. The Certificate of Designations of our Preferred Stock does not preclude the payment of cash dividends. The Certificate provides that, in the event we pay a dividend or other distribution of any kind, holders of the Preferred Stock will be entitled to receive the same dividend or distribution based upon the shares into which their Preferred Stock would be convertible on the record date for such dividend or distribution.

(d)   Securities authorized for issuance under equity compensation plansA.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2003-2 DSC PlanB 2005 DSC PlanC 2006 SO Plan E	481,543 144,838 30,000	$1.01D $1.01D $1.53	None 55,162 70,000

Equity compensation plans not approved by security holders	Individual) Compensation) Arrangements)	72,240F 25,000G	$1.00F $0.70G	None None
Total	All Plans	753,621	$1.02	125,162

______________

AThe numbers shown in the above table are as of December 31, 2006.

BThe 2003-2 Deferred Stock Compensation Plan, as amended, which authorized 800,000 shares to be issued, was approved by the stockholders at the 2004 Annual Stockholders’ Meeting. At the time the Plan was terminated on November 17, 2005, a total of 797,812 Stock Units had been credited to the Participants’ Stock Unit Accounts based upon the Participants’ deferral of $425,100 of Fees or Compensation. At year-end 2006, a total of 316,265 shares had been distributed to the Participants, 4 fractional shares had been cashed out, and 481,543 additional shares remained to be distributed to Participants who had elected the equal annual installments distribution method.

CThe 2005 Deferred Stock Compensation Plan, which authorized 100,000 shares to be issued, was adopted by the Board of Directors on November 17, 2005. On April 27, 2006, the Plan was amended to increase the authorized shares up to 200,000. The Plan, as amended, was approved by the stockholders at the 2006 Annual Stockholders’ Meeting. At year-end 2006, a total of 144,838 shares had been credited to the Participants’ Accounts, based upon the Participants’ deferral of $175,500 of Fees or Compensation. As of March 31, 2007, a total of 185,824 shares had been credited to the Participants’ Accounts, based upon the Participants’ deferral of $211,200 of Fees or Compensation.

DSince the exercise price of the Stock Units in the DSC Plans is determined by the Fair Market Value of the shares on their date of distribution from the respective Plans, we have used the year-end 2006 price of $1.01 per share as the weighted-average exercise price of the outstanding Stock Units since the value on the distribution dates is not determinable.

EThe 2006 Stock Option Plan (the “2006 SO Plan”), which superseded and replaced the 2005 Stock Option Plan (the “2005 SO Plan”), authorized the issuance of 100,000 shares of common stock to be issued. The 2006 SO Plan was adopted by the Board of Directors on May 1, 2006 and approved by the stockholders on July 11, 2006 at the 2006 Annual Stockholders’ Meeting. 15,000 ISO Options were granted to each of three officers on the date the 2006 SO Plan was adopted by the Board, replacing the ISO Options previously granted under the 2005 Plan. One of these new 2006 grants was cancelled on July 31, 2006 when the officer resigned.

Due to delays caused by the necessity to file an amended 2004 Form 10-K and amended Forms 10-Q for the three quarters of 2005, we had to file our 2005 Form 10-K 15 days late. This delayed the filing of our Proxy Statement and caused us to delay our 2006 Annual Meeting until July 11, 2006, more than 13 months after the Board approved the 2005 SO Plan. This meant that any stock issued under the 2005 SO Plan could not be registered with the SEC since we had exceeded the required 12 month period for stockholder approval. Accordingly, upon advise of counsel, the Board effective May 1, 2006: (i) cancelled the 2005 SO Plan and the options granted thereunder; (ii) adopted the 2006 SO Plan; and (iii) replaced the three previously granted ISO Options with new ISO Options at current market price.

FReflects 5-year warrants, expiring in January of 2010, to purchase 72,240 shares of common stock issued to the Selling Agents as part of their commission in connection with the private placement by them of $1,806,000 of our 2010 Notes.

GReflects a 2-year option, expiring in March of 2007, to purchase 25,000 shares of common stock issued to a consultant for providing certain financial services. The holder thereof elected not to exercise the option.

(e)	Performance graph.

The following performance graph compares our cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ Market Index and the SIC Code Index of the Bituminous Coal, Surface Mining Industry compiled by Hemscott, Inc. for the period from December 31, 2001 through December 31, 2006. The performance graph assumes that the value of the investment in our stock and each index was $100 on December 31, 2001, and that any dividends were reinvested. We have never paid dividends on our common stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE BEARD COMPANY,

NASDAQ MARKET INDEX AND SIC CODE INDEX

	December 2001	December 2002	December 2003	December 2004	December 2005	December 2006

The Beard Company	100.00	32.86	35.71	171.43	357.14	288.57
Bituminous Coal, Surface Mining Industry Index	100.00	98.20	167.09	256.52	389.24	365.04
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

The Industry Index chosen consists of the following companies: Alliance Holdings GP LP, Alliance Resource Partners, Arch Coal, Inc., Consol Energy, Inc., Foundation Coal Holdings, International Coal Group Inc., James River Coal Company, National Coal Corp., Peabody Energy Corp., Penn Virginia GP Holdings, Westmoreland Coal Co. and Yanzhou Coal Mining Co.

Item 6.  Selected Financial Data.

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 45 of this report.

	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Statement of operations data:
Revenues from continuing operations	$2,085	$1,379	$972	$593	$469

Interest income	25	19	3	1	119

Interest expense	(1,004)	(999)	(694)	(637)	(519)

Earnings (loss) from continuing operations	(1,522)	(2,302)	937	(1,490)	(4,391)

Earnings (loss) from discontinued operations	(32)	142	-	(121)	(223)

Net earnings (loss)	(1,554)	(2,160)	937	(1,611)	(4,614)

Net earnings (loss) attributable to common shareholders	(1,554)	(2,160)	937	(1,611)	(4,614)

Net earnings (loss) per share (a):
Basic:
Earnings (loss) from continuing operations	(0.27)	(0.39)	0.18	(0.33)	(1.05)
Earnings (loss) from discontinued operations (b)(c)(d)	0.00	0.02	0.00	(0.02)	(0.05)
Net earnings (loss)	(0.27)	(0.37)	0.18	(0.35)	(1.10)
Diluted:
Earnings (loss) from continuing operations	(0.27)	(0.39)	0.14	(0.33)	(1.05)
Earnings (loss) from discontinued operations (b)(c)(d)	0.00	0.02	0.00	(0.02)	(0.05)
Net earnings (loss)	(0.27)	(0.37)	0.14	(0.35)	(1.10)

Balance Sheet Data:
Working capital	(271)	(2,448)	(994)	(854)	(303)

Total assets	2,422	4,464	2,712	2,380	2,703

Long-term debt (excluding current maturities)	8,526	7,038	5,393	6,322	5,680

Convertible preferred stock	889	889	889	889	-

Redeemable preferred stock	-	-	-	-	889

Total common shareholders’ equity (deficiency)	(7,348)	(5,983)	(4,144)	(5,333)	(4,833)

__________________

(a)  All per share numbers have been adjusted to reflect the 2-for-1 stock split effected by us as of August 6, 2004.

(b)  In December 1999, management of North American Brine Resources (“NABR”), a 40%-owned subsidiary accounted for under the equity method, adopted a formal plan to discontinue the business and dispose of its assets. NABR represented Beard’s entire brine extraction/iodine manufacturing segment (the “BE/IM Segment”).

(c)  In May 2001, we sold the fixed assets of the 50%-owned subsidiary involved in natural gas well testing operations. In August 2001, we made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued.

Page 32 of 86 Pages

(d)  Beard’s share of the BE/IM and WS Segments’ operating results have been reported as discontinued for all periods presented. (See note 3 of notes to financial statements).

Page 32 of 86 Pages

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses the significant factors affecting our results of operations, financial condition, liquidity and capital resources. Such discussion should be read in conjunction with our financial statements including the related notes and our selected financial information.

Overview

General. In 2006 we operated within the following operating segments: (1) the coal reclamation (“Coal”) Segment, (2) the carbon dioxide (“CO2”) Segment, (3) the China Segment, (4) the e-Commerce Segment, and (5) the oil and gas (“Oil & Gas”) Segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment manufactures environmentally friendly organic chemical compound fertilizer (“OCCF”) and liquid fertilizer in China. The e-Commerce Segment is engaged in a strategy to develop business opportunities to leverage starpay’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

In 2006 our continuing operations reflected a loss of $1,522,000 compared to a loss of $2,302,000 in 2005 and earnings of $937,000 in 2004.

Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of four of our unprofitable segments. Such discontinued operations reflected a loss of $32,000 in 2006 compared to earnings of $142,000 in 2005. Losses in one segment of our discontinued operations were offset by earnings in another in 2004, resulting in no income or loss for that year. See “Discontinued Operations” below.

We are focusing our primary attention on the Coal, Carbon Dioxide and e-Commerce Segments, which we believe have significant potential for growth and profitability.

We have other assets and investments that we have been liquidating as opportunities have materialized.

Operating results for 2006, 2005 and 2004 continue to be impacted by the lack of a coal contract generating operating profits since January of 1999. Although the Pinnacle Project is in the final ramp-up stage, it is not yet generating operating profits and our interest has been reduced to 25%. Termination of our last previous significant contract (see “Coal Reclamation Activities---The MCN Projects”) resulted in a severe decline in the segment’s revenues---from $8,585,000 in 1998 down to $25,000 in 2006---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $682,000 in 2004, $783,000 in 2005 and $780,000 in 2006.

Operating profit of the CO2 Segment in 2006 increased $375,000, or 40%, from the prior year, as a result of both increased production and higher pricing. The operating losses of the China Segment increased to $873,000 in 2006 compared to $787,000 for the prior year as the segment incurred increased costs associated with the ongoing operations of its first fertilizer plant in China. $510,000 of the losses incurred by the segment during the year were incurred by BEE/7HBF, LLC (the “LLC”) which owns our fertilizer manufacturing operations and by its wholly-owned subsidiary, Xianghe BH Fertilizer Co., Ltd. (“XBH”). The operating loss of the e-Commerce Segment decreased to $95,000 from $139,000 in 2005 due to lower salary expenses. The operating loss from corporate activities at the parent company level decreased $31,000, or 3%, primarily as a result of a $37,000 decrease in amortization expense. The Company’s overall results for 2006 were an improvement over the prior year but were still disappointing – a loss of $1,552,000 compared to $2,302,000 in 2005. Revenues increased $706,000 and expenses increased $271,000 compared to 2005. The Company recorded a decrease in equity in earnings of unconsolidated affiliates of $287,000 for 2006 compared to 2005. Gains on the disposition of assets and a portion of our interest in an LLC were $606,000 more in 2006 than in 2005 and the Company recorded $34,000 less income from minority interest in operations of unconsolidated affiliates in 2006 compared to 2005. The Company recorded a tax benefit of $17,000 in 2006 compared to tax expense of $35,000 for 2005, an improvement of $52,000.

Operating profit of the CO2 Segment in 2005 increased $364,000, or 62%, from the prior year, as a result of both increased production and higher pricing. The operating losses of the China Segment increased to $787,000 in 2005 compared to $549,000 for the prior year as the segment incurred increased costs associated with the construction and initial operations of its first fertilizer plant in China. $336,000 of the losses incurred by the segment during the year were incurred by the LLC and by XBH. The operating loss of the e-Commerce Segment increased to $139,000 from $124,000 the previous year as a result of increased expenses associated with its lawsuit against VISA. The operating loss from corporate activities at the parent company level increased $74,000, or 9%, primarily as a result of increased amortization of capitalized costs associated with debt. The Oil & Gas Segment recorded a profit of $12,000 compared to a loss of $35,000 in 2004 as 2005 was the initial year of production for the segment’s new gas wells. The Company’s overall results for 2005 were disappointing – a loss of $2,302,000 compared to earnings of $937,000 in 2004. While revenues for 2005 increased $407,000, expenses increased $424,000 compared to 2004 and the bottom line was severely impacted by a $305,000 increase in interest expense. Further, the results for 2004 reflected the receipt of $2,943,000 for the second and third installments of the McElmo Dome settlement with no comparable income amount in 2005.

Operating profit of the CO2 Segment in 2004 increased $222,000, or 61%, from the prior year, as a result of both increased production and higher pricing. The operating losses of the China Segment decreased to $549,000 in 2004 from $724,000 for the prior year as the segment incurred fewer administrative costs associated with the termination of a relationship with a former technology partner in China. The operating loss of the e-Commerce Segment increased to $124,000 from $100,000 the previous year as a result of increased expenses associated with its lawsuit against VISA. The operating loss in the Oil & Gas Segment decreased to $35,000 for 2004 compared to $116,000 for 2003 because the prior year included an $81,000 impairment of oil & gas leases held by the segment with no similar impairment in 2004. The operating loss from corporate activities at the parent company level decreased $150,000, or 15%, primarily as a result of lower professional fees and a reduction in amortization of capitalized costs associated with our debt offerings. The year reflected a reversal of our fortunes---going from a loss of $1,611,000 in 2003 to earnings of $937,000 in 2004, primarily reflecting (i) the receipt of $2,943,000 as the second and third installments of the McElmo Dome settlement versus $1,151,000 the prior year, (ii) a $379,000 increase in total revenues, and (iii) a reduction in operating costs of $59,000.

The recurring net losses and overall declines in financial condition and liquidity raise substantial doubts about our ability to continue as a going concern, as expressed in the independent auditors’ opinion on page 47.

Liquidity and capital resources

Capital resources. The Company's capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows provided by (used in) operations during 2006, 2005 and 2004 were $(1,961,000), $(1,888,000), and $328,000, respectively, while capital additions from continuing operations (excluding the Pinnacle Project) were $154,000, $613,000, and $217,000, respectively, as indicated in the table below:

	2006	2005	2004
Coal*	$ 25,000	$ 20,000	$ 183,000
Carbon dioxide	92,000	26,000	33,000
China	30,000	279,000	-
e-Commerce	3,000	-	1,000
Other	4,000	288,000	-
Total	$ 154,000	$ 613,000	$ 217,000

________________

* Capital additions to the Pinnacle Plant have been excluded since BPLLC is no longer a consolidated subsidiary, and certain amounts for 2005 have been restated.

Our 2007 capital expenditure budget has tentatively been set at $602,000. This does not include the capital cost of any coal recovery plants that may be constructed by the Coal Segment since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing. It includes our $537,000 share of the $100 million cost of expanding the production capacity of the McElmo Dome Field.* Our share of such costs is preliminarily targeted to come from our cash flow from the present production; however, we are currently exploring alternative sources of financing. No capital expenditures are contemplated in 2007 by the China, e-Commerce or Oil & Gas Segments.

_________________

* After executing the original authorization for expenditures for the expansion in May of 2006, we were advised by the operator in March of 2007 that the owner of approximately 40% of the Unit has opted out of the expansion and that our share of the costs have increased to approximately $967,000. We and a number of other small working interest owners are currently protesting this increase. However, to date there has been no resolution of the matter.

Liquidity. Because of the cost over-runs on the Pinnacle Project and the reduction of our interest therein to 25%, our anticipated share of the profits from the Project, if any, have been significantly diminished. Failure of the fertilizer plant in China to achieve its market plan has further clouded our near-term picture. Sustaining the operating activities of our three unprofitable segments, plus our overhead, has resulted in a serious outflow of cash during the past three years. We have managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from our discontinued operations. A $2,783,000 long-term line of credit from an affiliate of the Chairman, secured by our working and overriding royalty interests in the McElmo Dome Field, has been periodically extended and currently matures in April of 2008.

Three private debt placements were completed in June and December of 2004 and January of 2005 for gross proceeds of $3,300,000, of which $1,455,000 was received in 2004. In addition, we borrowed $125,000 from a bank in the first quarter of 2004. Such funds were needed to “bridge the gap” until the distribution of the McElmo Dome settlement had been completed. Receipt of the second and third installments of the McElmo Dome settlement improved our balance sheet and income statement. We received $2,826,000 of the settlement in March and $117,000 in May of 2004, respectively. Upon receipt of the second installment, we were able to eliminate $2,620,000 of our total indebtedness. (See “Item 3. Legal Proceedings---McElmo Dome Litigation”).

We borrowed an additional $200,000 from an unconsolidated subsidiary in November of 2004 to provide needed working capital until the $2,100,000 private placement was completed in January of 2005. Another private placement was commenced in June of 2005 and $1,135,000 of notes were sold by year-end, including $624,000 of notes which were exchanged for an earlier issue of notes. We sold another $193,000 of these notes during the first quarter of 2006. On March 28, 2006, we obtained a $350,000 credit facility from a local bank, $290,000 of which was utilized to provide us with additional working capital since that date. In May of 2006, we borrowed $200,000 from a third party. In October of 2006, we initiated another private placement – selling $83,000 of notes due in August of 2008 and exchanging $568,000 of additional notes due in November of 2008 for the rights of the holders of a previous issue of our notes to receive a production payment due in November of 2006. In addition, $397,000 was borrowed by BEE/7HBF from our 50% partner in China. (See “PART I. Item 1. Business. General development of business. Private Debt Placements.” and “PART I. Item 1. Business. General development of business. Bank Credit Facility on Colorado Gas Wells” for additional details).

Our activities in 2004, 2005 and 2006 were primarily funded from the proceeds of the private debt placements described above. Future cash flows and availability of credit are subject to a number of variables, including demand for our coal reclamation services and technology, continuing demand for CO2 gas, demand for our fertilizer products in China, demand for our oil and gas production, and the e-Commerce Segment’s success (i) in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property or (ii) resulting from its ongoing Visa litigation.

During 2006 we reduced the deficit in our working capital position by $2,176,000 to $(272,000) at year-end 2006 from $(2,448,000) at year-end 2005. Most of the improvement in our working capital position resulted from the deconsolidation of BPLLC. There had been a significant buildup of short-term debt in BPLLC, with a corresponding increase in our working capital deficit, prior to its deconsolidation. The Coal Segment used $25,000 to purchase equipment and $755,000 to fund operating losses. The China Segment required $505,000 to fund net advances for operations and $30,000 to purchase equipment. Another $95,000 was used to fund the activities of the e-Commerce Segment. We repaid $309,000 in debt and $550,000 in accrued interest expense. Other corporate activities utilized approximately $938,000 of working capital. The bulk of these expenditures were funded by a net additional $1,133,000 in debt, $1,540,000 from the sale of carbon dioxide and $290,000 from the sale of assets.

As a result, at December 31, 2006, we were still in a negative working capital position with working capital of $(271,000), and a current ratio of 0.76 to 1. Our near-term outlook is uncertain. As a result of the deconsolidation our interest in the Pinnacle Project has been reduced to 25% and we anticipate that it will be eliminated. (See “PART I. Item 1. Business. General development of business---Recent Developments---Loans from and Agreements with PinnOak Resources” for additional details). Although the Coal Segment has just received a commitment for a new coal recovery project, we have not yet secured the necessary permits or the financing for it. We can not reasonably anticipate that any cash flow will be available from this project prior to 2008. The China fertilizer plant has been unable to generate sufficient cash flow to sustain its operations, and the outlook for near-term liquidity from this source is highly unlikely. (See “PART I. Item 1. Business. General development of business---Recent Developments---China Fertilizer Plant” for additional details).

Our outlook for near-term liquidity has been further clouded as a result of the expansion of production capacity currently underway at McElmo Dome. (See “Item 1. Business. General development of business. RECENT DEVELOPMENTS---Expansion of McElmo Dome Production Capacity”). In recent years our cash flow from McElmo Dome has been the primary source of the Company’s operating cash flow. The increased cost of our share of the expansion significantly impacted the availability of this source. Accordingly, we have determined that we must sell a portion of one of our investments in order to remedy our liquidity problem until such time as (i) the cash flow from McElmo Dome has increased sufficiently to do so, and/or (ii) cash flow from the coal recovery projects under development has increased enough to solve the problem.

Our principal business is coal reclamation, and this is where management’s operating attention remains primarily focused. The recent chronology of the Pinnacle Project has been disappointing. Despite the recent setbacks, the outlook for the Coal Segment remains bright. The segment is actively pursuing a number of other projects which it has under development. Although we have a signed letter of intent for the new project mentioned above, no definitive contracts have been signed and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

We incurred losses from continuing operations totaling $2,887,000 during the past three years. We realized net earnings from discontinued operations totaling $110,000 during such period as the bulk of the assets of the four discontinued segments were sold. The problems from the discontinued segments are now behind us and management expects to dispose of the few assets remaining from such operations in 2007. We will pursue the sale of such assets as opportunities become available.

We expect to generate cash of at least $50,000 from the disposition of the remaining assets from two of our discontinued segments, and can sell certain other assets to generate cash if necessary. Moreover, we believe there is still a chance of receiving an award in connection with the binding arbitration we have on appeal. Even though we lost the arbitration, we and our counsel believe there are reasonable grounds for vacating the Opinion. However, there is no assurance that the matters in dispute will be resolved in our favor. See “Item 3. Legal Proceedings. McElmo Dome Litigation.”

In the near-term, it does not appear that the cash flow from our CO2 and Oil & Gas Segments will be sufficient to sustain our operations, and that we must generate funds from the sale of assets until the newly-committed coal project or other coal projects under development can generate positive cash flow or the anticipated increase in cash flow from McElmo Dome can cover the shortfall. Meanwhile, to the extent necessary, we must pursue additional outside financing, which would likely involve further dilution to our stockholders.

Our selected liquidity highlights for the past three years are summarized below:

	2006	2005	2004
Cash and cash equivalents	$ 270,000	$ 363,000	$ 127,000
Accounts and other receivables, net	313,000	215,000	167,000
Asset sales	290,000	246,000	63,000
Assets of discontinued operations held for resale	20,000	20,000	40,000
Liabilities of discontinued operations held for resale	40,000	42,000	95,000
Trade accounts payable	162,000	717,000	177,000
Current maturities of long-term and short-term debt	471,000	1,631,000	774,000
Long-term debt	8,526,000	7,038,000	5,393,000
Working capital	(271,000)	(2,448,000)	(994,000)
Current ratio	0.76 to1	0.25 to1	0.27 to1
Net cash provided by (used in) operations	(1,961,000)	(1,888,000)	328,000

In 2006, we had negative cash flow of $93,000. Operations of the Coal, China, and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,710,000, including $199,000 of operating losses for BPLLC before it became an unconsolidated equity investment. (See “Results of operations---Other corporate activities” below).

Our investing activities utilized cash of $10,244,000 in 2006. Proceeds from the sale of assets provided cash of $290,000. Net distributions from our investment in Cibola and a real estate partnership provided cash of

$37,000. Acquisitions of property, plant and equipment and intangible assets used $10,689,000 of the cash outflow, including $10,535,000 for the coal fines recovery project.

Our financing activities provided cash flows of $12,112,000 in 2006. We received net cash of $12,419,000 from our borrowings and from the exercise of warrants and utilized $309,000 for payments on lines of credit and term notes. Included in the net cash received from our borrowings was $11,516,000 from PinnOak for the construction and operation of the coal fines recovery project.

At December 31, 2006 we had no available lines of credit. Our liquidity position temporarily benefited during the first quarter from a $150,000 short-term loan from a shareholder of a former affiliate, $39,000 of short-term loans from our 2008 and 2009 Note holders, and the sale of $105,000 of additional 2010 Notes.

Material Trends and Uncertainties. We recorded a net loss of $1,554,000 in 2006 compared to a net loss of $2,160,000 in 2005 and net earnings of $937,000 in 2004. 2004 results benefited from the $2,943,000 received from the McElmo Dome settlement. We have generated operating losses for eight consecutive years. The recent trend has been positive. With the exception of 2005, which recorded an operating loss of $1,717,000 versus an operating loss of $1,700,000 the prior year, there has been a significant improvement in our operating margin in each of the last four years, with the operating loss declining to $1,282,000 in 2006 from $3,057,000 in 2002. Despite the amount of debt that we have incurred in recent years, we believe that we have the ability to finance our Coal projects on a project financing basis, as demonstrated by the financing of the Pinnacle Project in West Virginia. At the corporate level, future borrowings will likely be dependent upon our ability to generate positive cash flows from operations. It is unlikely that additional borrowings will be made available to us from a related party. As discussed above, to the extent that the cash flow from our CO2 and Oil & Gas Segments, the McElmo Dome and Visa litigation fail to support our operations, we must generate funds from the sale of assets to cover the shortfall. If the sale of assets is not sufficient, we may be forced to raise additional capital, which would likely further dilute our shareholder holdings. We cannot assure you that we would be able to raise additional capital on acceptable terms, or at all.

Our 2006, 2005 and 2004 financial results were burdened by losses from discontinued operations totaling $32,000 and $121,000, respectively in 2006 and 2004 and benefited from earnings from discontinued operations totaling $142,000 in 2005. At year-end 2006 our total assets, net of current assets of $840,000, had been written down to $1,582,000. $384,000 of this amount consisted of our McElmo Dome properties which generated revenues of $1,540,000 and operating profits of $1,324,000 in 2006. We believe it is highly unlikely that there will be any significant impairments going forward. Nor do we anticipate having any significant additional losses from the operations of the discontinued segments going forward. On the other hand, 2004 financial results benefited from the McElmo Dome settlement in the gross amount of $2,943,000. The Settlement is a non-recurring item, so we will not have this benefit in the future except to the extent that McElmo Dome operating results may benefit from improved pricing or reduced pipeline charges as a result of the Settlement.

In addition, the Company recorded impairments of investments and other assets of $4,465,000 and $3,087,000 related to its investment in Cibola Corporation for the years 2005 and 2004, respectively. While the Company owned 80% of the common stock of Cibola through November 30, 2005, it did not have financial or operating control of this gas marketing subsidiary. After considering the impairments mentioned, the Company recorded net earnings of $51,000, $338,000, and $409,000 for 2006, 2005 and 2004, respectively, from its investment in Cibola which represented actual distributions to the Company under terms of an agreement with Cibola which was terminated on December 1, 2005.

One uncertainty we are facing is the amount of litigation expense the e-Commerce Segment will incur in 2007 and possibly 2008 related to the litigation against Visa. It is difficult to estimate how much the segment’s one-half of the out-of-pocket expenses (excluding legal fees) associated with such litigation may total.

Results of operations

General. We discontinued four of our segments, all of which were unprofitable, during the period from 1998 to 2001. Management has since been focusing its attention on making the remaining operations profitable. Although we succeeded in bringing our initial fertilizer project in China on-line, its operating results to date have been disappointing. The Pinnacle Project began operations in the fourth quarter of 2006 and made its first coal shipment in November of 2006. However, for the reasons discussed above, we no longer expect it to contribute to our operating results. (See “PART I. Item 1. Business. General development of business---Recent Developments---Loans from and Agreements with PinnOak Resources” for additional details). Subject to obtaining the necessary financing, it appears that we will be bringing one of the other projects under development in the Coal Segment to reality later this year, but we do not anticipate any cash flow benefit from the project until 2008. Meanwhile, as mentioned above, we will need to pursue the sale of some of our assets and may also need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

Operating profit (loss) for the last three years for our remaining segments is set forth below:

	2006	2005	2004
Operating profit (loss):
Coal	$ (780,000)	$ (783,000)	$ (682,000)
Carbon dioxide	1,324,000	949,000	585,000
China	(873,000)	(787,000)	(549,000)
e-Commerce	(95,000)	(139,000)	(124,000)
Oil & gas	80,000	12,000	(35,000)
Subtotal	(344,000)	(748,000)	(805,000)
Other - principally corporate	(938,000)	(969,000)	(895,000)
Total	$ (1,282,000)	$ (1,717,000)	$ (1,700,000)

Following is a discussion of results of operations for the three-year period ended December 31, 2006.

Coal reclamation. We have focused most of our attention in recent years on coal reclamation. The following table depicts segment operating results for the last three years:

	2006	2005	2004
Revenues	$ 25,000	$ 52,000	$ 189,000
Operating costs	(430,000)	(520,000)	(719,000)
SG&A	(335,000)	(305,000)	(135,000)
Other expenses	(40,000)	(10,000)	(17,000)
Operating profit (loss)	$ (780,000)	$ (783,000)	$ (682,000)

The Coal Segment’s operating loss for 2006 was $3,000 less than that of 2005 primarily due to a $90,000 reduction in operating costs. This was offset by a $27,000 decrease in revenues as we concentrated on the startup activities of the Pinnacle plant in West Virginia. Additionally, SG&A costs were $30,000 higher in 2006 compared to 2005 as the segment expensed a $20,000 fee paid to a consultant hired to assist in securing a USDA guaranty in connection with a proposed loan for the Pinnacle Project. Depreciation and amortization was $30,000 greater in 2006 compared to the prior year because of additional equipment purchased for the Pinnacle Plant which commenced production in October of 2006. The 2005 operating loss for the segment was $101,000 greater than that of 2004 largely due to commencement of the Pinnacle Project in the fourth quarter and the resulting increase in SG&A type expenses. Limited lab analysis activity in 2005 also contributed to the higher loss. The 2004 operating loss reflects the negative impact of the early termination of a contract that did not work out as expected. Except for the aforementioned contract, no new projects were undertaken during the three year period.

It had been contemplated that the Pinnacle Project would begin making a material contribution to the segment’s operating profit in late 2006 or early 2007. This will no longer be the case due to the deconsolidation of BPLLC, which will have a material unfavorable impact in terms of the revenues and cash flow from continuing operations that had been projected from the project.

Despite the loss of the contemplated contribution from the Pinnacle Project, the industry climate has improved during the last two years due to the increase in coal and natural gas prices, and the outlook for the segment has correspondingly improved, with a number of other projects currently under development.

Carbon dioxide. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our two carbon dioxide producing units in Colorado and New Mexico. These units also provide very minor amounts of revenue from the sale of oil, natural gas and sulphur. The following table depicts operating results for the last three years:

2006	2005	2004
Revenues	$ 1,540,000	$ 1,172,000	$ 754,000
Operating expenses	(170,000)	(181,000)	(128,000)
DD&A	(46,000)	(42,000)	(41,000)
Operating profit	$ 1,324,000	$ 949,000	$ 585,000

The following table shows the trend in production volume, sales prices and lifting cost for the three years:

	2006	2005	2004
Net production (Mcf)	1,972,000	1,902,000	1,787,000
Average sales price per Mcf	$0.77	$0.60	$0.42
Average lifting cost per Mcf	$0.07	$0.07	$0.06

As evidenced by the above, revenues, production and sales prices per Mcf are all trending up relatively significantly, while lifting costs per Mcf have remained relatively static. More importantly, the operating margin has trended sharply upward. As a result of additional development drilling currently underway in the field, the increase in oil prices which has increased the demand for CO2, and anticipated continuing improvement in CO2 pricing as a result of the McElmo Dome settlement, we look for continuing improvement in the outlook for the CO2 Segment in 2007. As mentioned in the capital investments discussion above, the McElmo Dome Field is currently undergoing a $99.8 million expansion designed to increase production by approximately 18%.

China. In 2003 and most of 2004 the China Segment focused its attention on the financing and construction of fertilizer plants utilizing composting technology licensed from third parties. These efforts were unsuccessful; accordingly, in the fall of 2004 the segment shifted its focus to the concept of a much smaller mini-plant which would not utilize the licensed technology. The initial mini-plant was constructed in 2005 and began operations in the fourth quarter of 2005, recording the segment’s first revenues of $29,000. Revenues increased to $368,000 in 2006. The segment had no revenues in 2004 and recorded $1,205,000, $802,000 and $548,000 of operating and SG&A expenses in 2006, 2005 and 2004, respectively, while pursuing its various marketing efforts. The segment recorded operating losses of $873,000, $787,000, and $549,000 attributable to its operations in China for the years 2006, 2005 and 2004, respectively.

As of March 31, 2007, all of the marketing initiatives undertaken by our China fertilizer manufacturing plant have been unsuccessful in terms of enabling the plant to reach the breakeven point. The Company is exploring its available alternatives including sale of the plant, merger of the operation with a competitor, or bringing in a new partner. Accordingly, the outlook and future direction of the China Segment is uncertain at this time. As a result, there is considerable uncertainty concerning the revenues and cash flow from continuing operations that had been projected from this initial plant, which has also clouded the outlook for building additional plants.

e-Commerce. In early 1999, we began developing our proprietary concept for an Internet payment system through starpay. starpay recorded revenues of $29,000 and $31,000 in 2004 and 2005, respectively. Revenues decreased to $5,000 in 2006, as the segment’s patent license agreement, which provided for an annual license fee of $25,000 during only its first three years, and the final fee was paid in the first quarter of 2005. The segment recorded $100,000, $168,000, and $147,000 of SG&A expenses, respectively, in 2006, 2005 and 2004. Operating results for 2004 and 2005 were burdened with additional expenses associated with the segment’s ongoing litigation against VISA and, as a result, operating losses increased from $124,000 in 2004 to $139,000 in 2005. Because, however, of the snail’s pace at which the VISA lawsuit had been progressing, in 2006 the Company granted the request of starpay’s managing member to spend a portion of his time assisting his spouse in a newly purchased business. Accordingly, he received only half his normal salary from February through September of that year. This was the primary reason the operating loss of starpay decreased $44,000 to $95,000 in 2006 compared to 2005.

Oil & Gas. Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $147,000 in revenues for 2006 compared to $95,000 for 2005. Operating costs totaled $51,000, $72,000 and $33,000 for 2006, 2005 and 2004, respectively. The segment’s depreciation, depletion and amortization of its equipment and oil & gas leases totaled $16,000, $11,000 and $2,000 for 2006, 2005 and 2004, respectively. As a result, the segment contributed operating profits of $80,000 and $12,000 for 2006 and 2005, respectively, compared to a loss of $35,000 for 2004.

Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $938,000 in 2006, $969,000 in 2005 and $895,000 in 2004. The $31,000 reduction in the operating loss for 2006 compared to 2005 was primarily the result of a $37,000 reduction in amortization of intangibles. The increased operating loss in 2005 compared to 2004 was due to higher professional fees associated with the search for project financing and increased amortization of capitalized costs associated with our subordinated debt, including a $51,000 charge for capitalized costs associated with an unsuccessful search for new financing.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased to $863,000 in 2006 from $861,000 in 2005 after decreasing from $870,000 in 2004. The $2,000 increase for 2006 compared to 2005 was the net result of increases and decreases in numerous types of expenses with the largest increase being a $40,000 charge for accounting fees in connection with the audit of Cibola in 2006. This was offset by a net decrease in numerous other SG&A expenses. The $9,000 decrease in 2005 compared to 2004 was the result of reductions in many types of expenses, none of which were individually significant.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased to $214,000 in 2006 after increasing to $187,000 in 2005 from $92,000 in 2004. The increases in 2006 and 2005 were due to higher depreciation costs associated with the plant in China, the coal plant operations in West Virginia and increased amortization expense associated with the issuance of debt in 2005 and 2006.

Interest income. Interest income increased to $25,000 in 2006 after increasing to $16,000 in 2005 from $3,000 in 2004. The increases are from short-term investments associated with increased levels of cash on hand as a result of our debt offerings.

Interest expense. Interest expense increased to $1,004,000 in 2006 from $999,000 in 2005 and from $694,000 in 2004 reflecting the increased level of debt in each year as we borrowed to meet our working capital and operating needs and to fund the activities of the Coal and China Segments. These amounts included $109,000 in 2005 and $119,000 in 2004 paid to Cibola Corporation for Beard’s investment in Cibola. There were no such amounts paid in 2006.

Equity in earnings of unconsolidated affiliates. Our equity in earnings of unconsolidated affiliates reflected net earnings of $49,000, $336,000 and $495,000 for 2006, 2005 and 2004, respectively, after the impairments discussed below.

In 2004, 2005 and through September 30, 2006, we had recorded 100% of the expenses of BPLLC inasmuch as the terms of the agreement governing the operation of the Project had not been finalized and we were in control of Project operations. The parties involved had been in the process of negotiating a loan based on the premise of obtaining a USDA guaranty of 70% thereof. In the interim and through September 30, 2006, our partner had advanced $10,805,000 to fund the construction of the Project’s physical plant. Effective September 30, 2006, affiliates of our partner (the investor group) elected to convert $2,800,000 of the partner’s loans to equity in BPLLC. Because the USDA-guaranteed loan had not been secured by such date, the investor group exercised their option to assume control of the Project effective October 1, 2006 and increased their ownership interest in BPLLC to 75%, at which point BPLLC ceased to be a consolidated subsidiary. The Company did not recognize any losses from this unconsolidated subsidiary for the period from October 1, 2006 through December 31, 2006 since the Company no longer had an investment at risk as the operations were funded by the 75% partner.

For 2006, the principal component of our earnings in unconsolidated affiliates was our share of the earnings of Cibola Corporation (“Cibola”). Although we owned 80% of the common stock of Cibola, we did not have operating or financial control of this gas marketing subsidiary which was formed in 1996. We recorded $4,803,000, and $3,496,000 representing our 80% share of the earnings of Cibola for 2005 and 2004, respectively. Due to the terms of an agreement with the minority and preferred shareholders of Cibola, however, that provided that the net worth of Cibola would have to reach $50,000,000 before we could begin to receive our 80% share of any excess over $50,000,000, we also recorded impairments of $4,451,000 and $3,087,000 for the years 2005 and 2004, respectively. Beard also wrote off $13,000 of its remaining investment in Cibola in the third quarter of 2005. Cibola, then, contributed a net $230,000 and $290,000 of our financial net income for fiscal years 2005 and 2004, respectively, after netting the interest charges above and these impairments against our 80% share of earnings, pursuant to this agreement. The agreement was terminated, according to its terms, by the minority common and preferred shareholders effective December 1, 2005. Cibola did not reach the aforementioned net worth position and accordingly we received from Cibola only the net amounts recorded above and already distributed. In 2006, we recorded $51,000 of earnings from Cibola according to terms of a negotiated settlement with the minority common and preferred shareholders of Cibola regarding the termination of the agreement above. In addition, in 2004, we recorded $86,000 in earnings from our investment in JMG-15, a real estate partnership in Texas that sold a parcel of land during the year, compared to losses of $2,000 for each of the years 2005 and 2006, respectively, from this partnership.

Gain on sale of controlling interest in subsidiary. When the investor group in BPLLC exercised their option to assume control of the operations and a 75% ownership interest in the Project, our interest in the LLC was reduced to 25%. The Company recorded a $383,000 gain as a result of being relieved of the debt obligations which had funded the previously recorded losses of $423,000 offset by $40,000 of intangible assets previously capitalized but now written off.

Gain on sale of assets. Gains from the sale of assets totaled $287,000, $64,000 and $14,000 in 2006, 2005 and 2004, respectively. The large increase in 2006 is attributable to the Coal Segment recording a $280,000 gain resulting from the sale of certain assets to the 25%-owned LLC now operating the coal fines recovery project in West Virginia. The remaining gains for 2006, 2005 and 2004 reflected proceeds from the sale of certain other assets sold in such years.

Impairment of investments and other assets. The Company recorded impairments of $0, $4,465,000, and $3,087,000 for the years 2006, 2005 and 2004, respectively, which reduced the recorded earnings attributable to the Company’s investment in Cibola to the actual distributions received under the terms of an agreement which was terminated by the minority and preferred shareholders on December 1, 2005.

Income taxes. We have approximately $44.1 million of net operating loss carryforwards and $3 million of depletion carryforwards to reduce future income taxes. Based on our historical results of operations, it is not likely that we will be able to fully realize the benefit of our net operating loss carryforwards which began expiring in 2006. At December 31, 2006 and 2005, we have not reflected as a deferred tax asset any future benefit we may realize as a result of our tax credits and loss carryforwards. Our future regular taxable income for the next three years will be effectively sheltered from federal income tax as a result of our substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum tax expense (benefit) of $(17,000), $35,000 and $118,000 for 2006, 2005 and 2004, respectively. It is anticipated that we may continue to incur minor alternative minimum tax in the future, despite our carryforwards and credits.

Discontinued operations. Bolstered by gains totaling $155,000 from the sales of equipment, discontinued operations recorded net earnings of $142,000 for the year 2005. As mentioned in the Overview above, our financial results from the discontinuance of these four segments were burdened by losses of $-0- and $32,000, respectively, in 2004 and 2006. As of December 31, 2006, the assets and liabilities of discontinued operations held for resale totaled $20,000 and $40,000, respectively. We believe that all of the assets of the discontinued segments have been written down to their realizable value. See Note 4 to the financial statements.

Forward looking statements. The previous discussions include statements that are not purely historical and are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our expectations, hopes, beliefs, intentions and strategies regarding the future. Our actual results could differ materially from its expectations discussed herein, and particular attention is called to the discussion under “Liquidity and Capital Resources---Effect of Recent Developments on Liquidity” and “Material Trends and Uncertainties” contained in this Item 7.

Impact of Recently Adopted Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where the interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SFAS No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective for years ending after November 15, 2006. The Company adopted this staff accounting bulletin for 2006 and its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 158”). SFAS No. 158 permits entities to choose to measure many financial instruments and certain other items at fair value. It requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use the fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 158 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is assessing the impact of this statement.

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

Receivables and Credit Policies

Accounts receivable include amounts due from the sale of CO2 from properties in which we own an interest and from the sales of inventory produced by our fertilizer plant in China, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

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

Revenue Recognition

We recognize revenue when it is realized or receivable and earned. Revenue from the CO2 Segment is recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. Revenue from the sale of inventory produced by our China Segment is recognized when the product is shipped or delivered and is recorded net of the applicable value-added tax. License fees from the e-Commerce segment are recognized over the term of the agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our contractual cash obligations as of December 31, 2006:

	Payments Due By Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and Beyond
Long-term debt obligations A	$11,591,000	$1,053,000	$5,838,000	$4,700,000	$ -
Capital lease obligations	42,000	13,000	23,000	6,000	-
Operating lease obligations	594,000	238,000	218,000	138,000	-
Purchase obligations	967,000	452,000	515,000	-	-
Other long-term liabilities	-	-	-	-	-
Total	$13,194,000	$1,756,000	$6,594,000	$4,844,000	$ -

______________________________

A Amounts include interest due to be paid on long-term debt obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2006, we had notes receivable of $13,000 and total debt of $8,997,000, including accrued interest to related parties of $391,000. Debt in the amount of $8,346,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Another $260,000 note is accruing interest at Wall Street Journal Prime plus 1.5%, or 9.75%, at year-end. A 10% increase in market interest rates above the year-end rates would have increased our interest expense by less than $3,000. At December 31, 2006, a 10% increase in market rates above the 10% floor would have reduced the fair value of our long-term debt by $95,000.

We have no other market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data

The Beard Company and Subsidiaries

Index to Financial Statements

Forming a Part of Form 10-K Annual Report

to the Securities and Exchange Commission

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Beard Company

Oklahoma City, Oklahoma

We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Beard Company and subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, The Beard Company and subsidiaries’ recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Cole & Reed, P.C.

Oklahoma City, Oklahoma

April 17, 2007

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets

	December 31,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$ 270,000	$ 363,000
Accounts receivable, less allowance for doubtful receivables of $80,000 in 2006 and $97,000 in 2005	313,000	215,000
Inventories	205,000	149,000
Prepaid expenses and other assets	26,000	67,000
Current maturities of notes receivable	6,000	6,000
Assets of discontinued operations held for resale (note 3)	20,000	20,000
Total current assets	840,000	820,000

Note receivable, less allowance for doubtful receivable of $30,000 in 2006 and 2005 (note 6)	7,000	14,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	58,000	36,000

Property, plant and equipment, at cost (note 7)	2,925,000	4,779,000
Less accumulated depreciation, depletion and amortization	1,628,000	1,512,000
Net property, plant and equipment	1,297,000	3,267,000

Intangible assets, at cost (note 8)	482,000	523,000
Less accumulated amortization	312,000	246,000
Net intangible assets	170,000	277,000

	$ 2,422,000	$ 4,464,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 162,000	$ 717,000
Accrued expenses	438,000	878,000
Short-term debt	200,000	-
Short-term debt - related entities (note 9)	-	1,100,000
Current maturities of long-term debt (note 9)	271,000	215,000
Current maturities of long-term debt - related entities (note 9)	-	316,000
Liabilities of discontinued operations held for resale (note 3)	40,000	42,000
Total current liabilities	1,111,000	3,268,000

Long-term debt less current maturities (note 9)	1,680,000	1,268,000

Long-term debt - related entities (note 9)	6,846,000	5,770,000

Other long-term liabilities	133,000	133,000

Minority interest in consolidated subsidiary	-	8,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value; 5,000,000 shares authorized; 27,838 shares issued and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000 authorized; 5,591,580 and 5,472,968 shares issued and outstanding in 2006 and 2005, respectively	4,000	4,000
Capital in excess of par value	38,665,000	38,509,000
Accumulated deficit	(46,928,000)	(45,374,000)
Accumulated other comprehensive loss	22,000	(11,000)
Total shareholders' equity (deficiency)	(7,348,000)	(5,983,000)

Commitments and contingencies (notes 4, 10, and 14)
	$ 2,422,000	$ 4,464,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations

	Year Ended December 31,
	2006	2005	2004
Revenues:
Coal reclamation	$ 25,000	$ 52,000	$ 189,000
Carbon dioxide	1,540,000	1,172,000	754,000
China	368,000	29,000	-
e-Commerce	5,000	31,000	29,000
Oil & gas	147,000	95,000	-
	2,085,000	1,379,000	972,000

Expenses:
Coa reclamation	764,000	825,000	854,000
Carbon ioxide	170,000	181,000	128,000
China	1,205,000	802,000	548,000
e-Commerce	100,000	168,000	147,000
Oil & gas	51,000	72,000	33,000
Selling, general and administrative	863,000	861,000	870,000
Depreciation,depletion and amortization	214,000	187,000	92,000
	3,367,000	3,096,000	2,672,000

Operating profit (loss):
Coal reclamation	(780,000)	(783,000)	(682,000)
Carbon dioxide	1,324,000	949,000	585,000
China	(873,000)	(787,000)	(549,000)
e-Commerce	(95,000)	(139,000)	(124,000)
Oil & gas	80,000	12,000	(35,000)
Other, principally corporate	(938,000)	(969,000)	(895,000)
	(1,282,000)	(1,717,000)	(1,700,000)

Other income (expense):
Interest income	25,000	19,000	3,000
Interest expense	(1,004,000)	(999,000)	(694,000)
Equity in net earnings of unconsolidated affiliates	49,000	4,801,000	3,582,000
Impairment of investments and other assets (notes 1, 5, 7, 8 and 16)	-	(4,465,000)	(3,087,000)
Gain on settlement	-	-	2,943,000
Gain on disposition of controlling interest in subsidiary	383,000	-	-
Gain on sale of assets	287,000	64,000	14,000
Minority interest in operations of unconsolidated subsidiaries	8,000	42,000	-
Other	(5,000)	(12,000)	(6,000)
Earnings (loss) from continuing operations before income taxes	(1,539,000)	(2,267,000)	1,055,000

Income tax (expense) benefit (note 11)	17,000	(35,000)	(118,000)

Earnings (loss) from continuing operations	(1,522,000)	(2,302,000)	937,000

Discontinued operations (note 3):
Earnings from discontinued brine extraction/iodine manufacturing activities	(3,000)	44,000	21,000
Earnings (loss) from discontinued natural gas well servicing activities	(29,000)	98,000	(21,000)
Earnings (loss) from discontinued operations	(32,000)	142,000	-

Net earnings (loss)	$ (1,554,000)	$ (2,160,000)	$ 937,000

Net earnings (loss) attributable to common shareholders (note 4)	$ (1,554,000)	$ (2,160,000)	$ 937,000

Net earnings (loss) per average common share outstanding:

Basic (notes 1 and 12):
Earnings (loss) from continuing operations	$(0.27)	$(0.39)	$0.18
Earnings (loss) from discontinued operations	0.00	0.02	-
Net earnings (loss)	$(0.27)	$(0.37)	$0.18

Net earnings (loss) per average common share outstanding:
Diluted (notes 1 and 12):
Earnings (loss) from continuing operations	$(0.27)	$(0.39)	$0.14
Earnings (loss) from discontinued operations	0.00	0.02	-
Net earnings (loss)	$(0.27)	$(0.37)	$0.14

Weighted average common shares outstanding:
Basic	5,655,000	5,888,000	5,215,000
Diluted	5,655,000	5,888,000	6,478,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

	Preferred		Common		Capital in Excess of Par Value	Acccumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Common Shareholders' Equituy (Deficiency
	Shares	Stock	Shares	Stock

Balance, December 31, 2003	27,838	$889,000	4,657,690	$3,000	$37,941,000	$(44,151,000)	$(15,000)	$(5,333,000)

Net earnings	-	-	-	-	-	937,000	-	937,000
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	-	937,000

Issuance of stock warrants	-	-	181,875	-	50,000	-	-	50,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-	-	-	202,000	-	-	202,000

Balance, December 31, 2004	27,838	889,000	4,839,565	3,000	38,193,000	(43,214,000)	(15,000)	(4,144,000)

Net loss	-	-	-	-	-	(2,160,000)	-	(2,160,000)
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	4,000	4,000

Total comprehensive loss	-	-	-	-	-	-	-	(2,156,000)

Issuance of stock warrants	-	-	415,750	1,000	122,000	-	-	123,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-		-	194,000	-	-	194,000

Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	217,653	-	-	-	-	-

Balance, December 31, 2005	27,838	889,000	5,472,968	4,000	38,509,000	(45,374,000)	(11,000)	(5,983,000)

Net loss	-	-	-	-	-	(1,554,000)	-	(1,554,000)
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	33,000	33,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,521,000)

Issuance of stock warrants	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt	-	-	10,000	-	6,000	-	-	6,000

Share-based compensation related to employee stock compensation (note 1)	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-	-	-	145,000	-	-	145,000

Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	98,612	-	-	-	-	-

Balance, December 31, 2006	27,838	$889,000	5,591,580	4,000	$38,665,000	$(46,928,000)	$22,000	$(7,348,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

Operating activities:
Cash received from customers	$ 1,914,000	$ 1,349,000	$ 894,000
Gain on settlement	-	-	2,943,000
Cash paid to suppliers and employees	(3,349,000)	(2,456,000)	(2,670,000)
Interest received	26,000	18,000	3,000
Interest paid	(513,000)	(600,000)	(830,000)
Taxes paid	(11,000)	(119,000)	-
Operating cash flows of discontinued operations	(28,000)	(80,000)	(12,000)
Net cash provided by (used in) operating activities	(1,961,000)	(1,888,000)	328,000

Investing activities:
Acquisition of property, plant and equipment	(10,667,000)	(2,097,000)	(221,000)
Acquisition of intangibles	(22,000)	(44,000)	(34,000)
Proceeds from sale of assets	287,000	139,000	14,000
Proceeds from sale of assets of discontinued operations	3,000	107,000	49,000
Other investments	155,000	396,000	418,000
Net cash provided by (used in) investing activities	(10,244,000)	(1,499,000)	226,000

Financing activities:
Proceeds from line of credit and term notes	12,012,000	2,017,000	755,000
Proceeds from related party debt	403,000	2,321,000	1,065,000
Payments on line of credit and term notes	(92,000)	(219,000)	(1,397,000)
Payments on related party debt	(217,000)	(415,000)	(1,069,000)
Proceeds from exercise of warrants	4,000	123,000	45,000
Member contribution to a consolidated partnership	-	25,000	-
Capitalized costs associated with issuance of subordinated debt	(16,000)	(203,000)	(42,000)
Other	18,000	(26,000)	-
Net cash provided by (used in) financing activities	12,112,000	3,623,000	(643,000)

Net increase (decrease) in cash and cash equivalents	(93,000)	236,000	(89,000)

Cash and cash equivalents at beginning of year	363,000	127,000	216,000

Cash and cash equivalents at end of year	$ 270,000	$ 363,000	$ 127,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

Reconciliation of Net Earnings (Loss) to Net Cash Provided by (Used In) Operating Activities:

	Year Ended December 31,
	2006	2005	2004

Net earnings (loss)	$ (1,554,000)	$ (2,160,000)	$ 937,000

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	215,000	187,000	92,000
Provision for abandonment costs	-	30,000	-
Gain on sale of assets	(287,000)	(64,000)	(14,000)
Gain on sale of assets of discontinued operations	(3,000)	(154,000)	(33,000)
Non cash interest expense	208,000	-	-
Gain on disposition of controlling interest in subsidiary	(383,000)	-	-
Equity in net earnings of unconsolidated affiliates	(49,000)	(4,801,000)	(3,582,000)
Impairment of investments and other assets	-	4,465,000	3,087,000
Non cash compensation expense and stock warrants	145,000	194,000	206,000
Minority interest in consolidated partnership	(8,000)	(42,000)	-
Other	1,000	(21,000)	5,000
Net change in assets and liabilities of discontinued operations	(2,000)	(33,000)	-
Increase in accounts receivable, other receivables, prepaid expenses and other current assets	(89,000)	(86,000)	(126,000)
Increase in inventories	(56,000)	(149,000)	-
Increase (decrease) in trade accounts payable, accrued expenses and other liabilities	(99,000)	746,000	(244,000)
Net cash provided by (used in) operating activities	$ (1,961,000)	$ (1,888,000)	$ 328,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2006, 2005, and 2004

(1)  Summary of Significant Accounting Policies

The Beard Company's (“Beard” or the "Company") accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are briefly described below.

Nature of Business

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the China (“China”) Segment, (4) the e-Commerce (“e-Commerce”) Segment, and (5) the Oil and Gas (“Oil & Gas”) Segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the United States of America and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is in the business of manufacturing fertilizer in China. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment is in the business of producing oil and gas.

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

Cash and Cash Equivalents

There were no cash equivalents at December 31, 2006 or 2005. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Receivables and Credit Policies

Accounts receivable include amounts due from (i) the sale of fertilizer, CO2 and natural gas from properties in which the Company owns an interest, and (ii) accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

Inventory

At December 31, 2006, inventory consisted of raw materials ($73,000), work-in-process ($29,000) and finished goods ($103,000) located at our fertilizer plant in China and is valued at the lower of cost or market.

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

The Company recorded impairments to its investments and other assets of $4,465,000 and $3,087,000 related to its investment in Cibola Corporation (“Cibola”) for the years 2005 and 2004, respectively. There were no such impairments in 2006. See Note 5 for additional information related to the Company’s investment in Cibola.

Other Long-Term Liabilities

Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2006 and 2005, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates.

Revenue Recognition

The Company recognizes revenue when it is realized or receivable and earned. Revenue from the CO2 and Oil & Gas Segments are recognized in the period of production. Revenue from Coal Segment projects is recognized in the period the projects are performed. License fees from the e-Commerce segment are recognized over the term of the agreement. Revenue from the sale of fertilizer produced by the China Segment is recognized when the product is shipped or delivered and is shown net of value-added taxes due on sales.

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

Share-Based Compensation Expense

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

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. The remaining 26,250 options outstanding under the 1993 Plan lapsed without exercise in 2006. At December 31, 2006 there were no options outstanding under the 1993 Plan.

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the "2005 Plan") adopted in February 2005. There were 45,000 options granted under the 2005 Plan in the first quarter of 2005. However, on May 1, 2006, the Company cancelled the 2005 Plan and all the options under the 2005 Plan and replaced the 2005 Plan with the 2006 Stock Option Plan (the “2006 Plan”). The Company granted 45,000 options under the 2006 Plan in replacement of the options that were cancelled under the 2005 Plan; 15,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	264.5%
Expected risk term (in years)	5.25
Risk-free interest rate	4.90%
Expected dividend yield	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was less than $1,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended December 31, 2004 and 2005, the Company’s consolidated net loss and net loss per share would have been as illustrated in the pro forma amounts shown below:

For the Year Ended
(in thousands, except per share data)
	December 31, 2005	December 31, 2004

Earnings (loss) from continuing operations, as reported	$ (2,302)	$ 937
Earnings from discontinued operations, as reported	142	-
Net earnings (loss), as reported	$ (2,160)	$ 937

Earnings (loss) from continuing operations, as reported	$ (2,302)	$ 937
Less: total stock-based employee compensation determined under fair value based method for all awards, net of tax	(5)	-
Pro forma net earnings (loss) from continuing operations	$ (2,307)	$ 937
Earnings from discontinued operations, as reported	142	-
Pro forma net earnings (loss)	$ (2,165)	$ 937

Net earnings (loss) per average common share outstanding, as reported: Basic: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02	$ 0.18 0.00
Net earnings (loss), as reported	$ (0.37)	$ 0.18

Net earnings (loss) per average common share outstanding, as reported: Diluted: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02	$ 0.14 0.00
Net earnings (loss), as reported	$ (0.37)	$ 0.14

Net earnings (loss) per average common share outstanding, pro forma: Basic: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02	$ 0.18 0.00
Net earnings (loss)-basic, pro forma	$ (0.37)	$ 0.18

Net earnings (loss) per average common share outstanding, pro forma: Diluted: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02	$ 0.18 0.00
Net earnings (loss) - diluted, pro forma	$ (0.37)	$ 0.18

Weighted average common shares outstanding, As reported:
Basic	5,888,000	5,215,000
Diluted	5,888,000	6,478,000

Weighted average common shares outstanding, Pro forma:
Basic	5,888,000	5,215,000
Diluted	5,888,000	6,478,000

As of December 31, 2006, there was $29,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 10 years.

Option Activity

A summary of the activity under the Company’s stock option plans for the periods indicated is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at December 31, 2003	81,742	$1.58
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	55,492	-
Options outstanding at December 31, 2004	26,250	$2.08
Granted	45,000	2.70
Exercised	-
Cancelled	-
Expired	-
Options outstanding at December 31, 2005:	71,250	$2.47
Granted	45,000	1.53
Exercised	-	-
Cancelled A	45,000	2.70
Forfeited	15,000	1.53
Expired	26,250	2.08
Options outstanding at December 31, 2006	30,000	$1.53
Options exercisable at December 31, 2006	-
Options vested and options expected to vest at December 31, 2006A	30,000	$1.53

_________________

A The Company’s 2005 Stock Option Plan was cancelled on May 1, 2006 and replaced by the 2006 Stock Option Plan. All options under the 2005 Plan were cancelled and replaced by options under the new plan on such date.

At December 31, 2006, the weighted-average remaining contractual life of outstanding options was 9.33 years.

Convertible Preferred Stock

The Company's convertible preferred stock is accounted for at estimated fair value. Prior to January 1, 2003, the preferred stock had been redeemable and was carried at its estimated fair value. The excess of the estimated redeemable value over the fair value at the date of issuance was accreted over the redemption term. Effective January 1, 2003, the preferred stock ceased to be mandatorily redeemable and thereafter became convertible at the holder’s option into common stock. Accordingly, it is no longer subject to accretion.

Earnings (Loss) Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding stock options (calculated using the treasury stock method) and warrants were exercised and if the Company’s preferred stock, convertible notes and deferred stock compensation units were converted to common stock.

Diluted earnings (loss) per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of preferred stock, convertible notes, termination of the deferred stock compensation plan, or exercise of stock options and warrants as a result of losses from continuing operations in 2005 and 2006, because such potential common shares are antidilutive.

The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company’s statements of operations:

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Basic EPS:
Weighted average common shares outstanding	5,564,504	5,219,553	4,708,580
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	90,522	668,198	506,026
	5,655,026	5,887,751	5,214,606
Diluted EPS:
Weighted average common shares outstanding	5,564,504	5,219,553	4,708,580
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	90,522	668,198	506,026
Convertible Preferred Shares considered to be common stock equivalents	-	-	287,558
Warrants issued in connection with debt offerings treated as common stock equivalents	-	-	975,750
	5,655,026	5,887,751	6,477,914

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Accounts receivable from two parties comprised approximately 38% of the December 31, 2006 balances of accounts receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of “comprehensive income” and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2005 and 2006, the Company’s only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in Xianghe BH Fertilizer Co., Ltd (“XBH”). The assets and liabilities of XBH, a wholly-owned subsidiary of BEE/7HBF, LLC, in which Beard owns 50% through Beard Environmental Engineering, LLC (“BEE”), a wholly-owned subsidiary of Beard, and Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd. (“BTEC”), a wholly-owned subsidiary of Beard, are stated in the local currency (the Chinese yuan renminbi, “RMB”) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.

Reclassifications

Certain 2005 and 2004 balances have been reclassified to conform to the 2006 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations have increased in each of the years 2004, 2005 and 2006. The Company has incurred operating losses and negative cash flows from operations during each of the last five years. The Company commenced projects in both its Coal and China Segments in 2005. Both of these were projected to begin generating positive cash flow during the last half of 2006, but such projections have not been attained. (See “Additional Details” below). Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in 2004, 2005 or 2006 and will not make it profitable in 2007. On the positive side, progress has been made in the CO2 Segment where revenues, profit and cash flow have continued their sharp upward trend. Such results have been bolstered to a small degree by the contribution made by the new Oil & Gas Segment, whose operating profit in 2006 almost offset the operating loss of the e-Commerce Segment.

During the three years ended December 31, 2006, the Company took several steps which reduced its negative cash flow to some degree, including salary deferrals by its Chairman and President and deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”) and suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Five private debt placements raised gross proceeds of $5,279,000 during such period and an additional $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding had increased to more than $14,150,000 as of March 31, 2007, including $2,800,000 of equity provided by affiliates of the pond owner. In addition, the Company secured a $350,000 long-term bank credit facility in March of 2006. These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $39,000 of short-term loans from the Company’s Note holders and (iii) the $105,000 of additional convertible notes discussed above. These measures have enabled the Company to continue operating.

The negative result of the above has been a substantial amount of dilution to the Company’s common equity. From January 1, 2004 through March 31, 2007, a total of 552,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) were issued in connection with the private debt placements, and 800,000 Stock Units (as adjusted for the 2-for-1 stock split effected in August of 2004) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period the $4,184,000 of convertible notes were also issued which were convertible into 3,506,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in November of 2005 and 56,000 in January of 2006. In addition, 25,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures).

Additional Details

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment had a signed contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”) and commenced construction on the project in September of 2005. The Company obtained commitments for (i) $2,800,000 of equity for the Project provided by a group of investors who are affiliates of the pond owner in exchange for 50% ownership in the Project; and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. The pond owner committed to fund or to arrange the funding for the project if the guaranty was not obtained.

Due to cost over-runs of more than $3,000,000, the investor group has elected, effective October 1, 2006, to exercise their option to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company which owns the Project, and reduce the Company’s interest therein to 25%. As a result, the Company was precluded from obtaining the USDA-guaranteed financing for the Project and the pond owner become the permanent source of financing. The Project, which produced its first coal on October 23, 2006, achieved a low rate of production during the ramp-up period due to initial start-up problems with the plant. Consequently, the Company has agreed in principle to terminate most of the agreements governing the Project and give up its remaining 25% interest while remaining as contract operator for the Project. Some of the details of this agreement are still being negotiated but the Company anticipates that the new agreement will be effective in April 2007. In so doing the Company will be relieved of the guaranty made by a Company subsidiary of loans made by the pond owner totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project.

Despite the fact that the pond owner was providing all of the financing for the Project, the Company was deemed to own 100% of the Project until the investor group subscribed to their ownership effective September 30, 2006. Effective October 1, 2006 the Company's ownership percentage was reduced to 25% and the investor group took control of the Project. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

Meanwhile, the segment is actively pursuing a number other projects which it has under development, and has recently signed a letter of intent for a new project. The timing of this project and the other projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. No definitive contracts have as yet been signed on the newly-committed project, and there is no assurance that the required financing will be obtained or that it or any of the other projects under development will materialize.

To date the China fertilizer plant has not marketed sufficient product to reach its projected breakeven point. Several new marketing initiatives have been undertaken, but all were unsuccessful. The Company has engaged an investment banking firm to explore available alternatives including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and can sell certain other assets to generate cash if necessary. In addition, the Company believes that there is still a chance of receiving an award in connection with the binding arbitration the Plaintiffs lost in August of 2006. An appeal concerning the decision reached on the arbitration was filed in November of 2006.

The Company's working capital position has improved significantly as a result of the deconsolidation of BPLLC. Nonetheless, liquidity remains extremely tight. The Company is currently pursuing the sale of a portion of one of its investment assets which it believes will provide sufficient working capital to sustain the Company’s activities until the operations of the projects currently under development in the Coal Segment and/or the China fertilizer plant are generating positive cash flow from operations. If such funds are not sufficient, and if the McElmo Dome arbitration should not be successful or is only partially successful, then the Company will need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

(3)  Discontinued Operations

BE/IM Segment

In 1999, the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The majority of the assets of the segment were sold prior to 2003. In 2004, the Company recorded $21,000 of earnings related to this segment, resulting from the sale of equipment in excess of the impaired value on the books. In 2005, the Company recorded earnings of $44,000 related to this segment, which included $48,000 in gains from the sale of equipment. The net loss of the segment for 2006 was $3,000. The Company expects no further material charges to earnings related to the remaining assets.

As of December 31, 2006, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at December 31, 2006. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2007.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The net loss of the segment for 2004 was $21,000. In 2005, the segment recorded earnings of $98,000, which included gains from the sale of equipment totaling $107,000. The net loss of the segment for 2006 was $29,000. As of December 31, 2006, the significant assets of the WS Segment were fixed assets totaling $20,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2007. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $43,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2007.

(4)  1993 Restructure; Convertible Preferred Stock

As the result of a restructure (the “Restructure”) effected in 1993, a company owned by four lenders (the “Institutions”) received substantially all of the Company’s oil and gas assets, 25% of the Company’s then outstanding common stock, and $9,125,000 stated value (91,250 shares, or 100%) of its preferred stock. As a result, $101,498,000 of the Company’s long-term debt and other obligations were eliminated.

The Company’s preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard’s consolidated net income. At January 1, 2003, the stock was no longer redeemable, and each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) of Beard common stock. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plans, in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof. At December 31, 2006 (after giving effect to a 2-for-1 stock split effected in August of 2004) each share of Beard preferred stock was convertible into 10.65535311 (296,624) shares of Beard common stock. The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible. In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

From 1995 through 1998 the Company redeemed or repurchased 63,412 of the preferred shares from the Institutions or from individuals to whom the Institutions had sold such shares. The last 31,318 of such shares were purchased for $31.93 per share in 1998.

At December 31, 2006 and 2005, the convertible preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share versus its aggregate stated value of $2,784,000.

(5)  Investments and Other Assets

Investments and other assets consisted of the following:

	December 31,
	2006	2005

Investment in Cibola Corporation	$ -	$ 7,000
Investment in real estate limited partnerships	13,000	13,000
Other assets	45,000	16,000
	$ 58,000	$ 36,000

Investment in Cibola Corporation

Through November 30, 2005, the Company owned 80% of the outstanding common stock of Cibola Corporation (“Cibola”), a natural gas marketing company, but did not consolidate the assets, liabilities, revenues or expenses of Cibola because Cibola’s assets were controlled by its minority common stockholders and preferred stockholders. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would have had to reach $50,000,000 before Beard could begin to receive its 80% share of any excess. Beard had issued a $1,439,000 note payable bearing interest at 8.25% for its common stock of Cibola. The interest charges related to this note amounted to $109,000 for the eleven months of 2005 and $119,000 for 2004. This note was due to be repaid on June 30, 2006. The stock was subject to a call option at the sole discretion of the minority common and preferred shareholders of Cibola. In recording the Company’s share of earnings according to the agreement, Beard recorded $4,803,000 and $3,496,000 as earnings from unconsolidated affiliates for the years 2005 and 2004, respectively. Since Beard management developed concerns that the net worth of Cibola would never reach the requisite amount, the Company also recorded impairments to these earnings amounts of $4,451,000 and $3,087,000 for 2005 and 2004, respectively. In 2005, Beard also wrote off $13,000 of its remaining investment in Cibola. These impairments to earnings from unconsolidated affiliates and the interest charges on the note payable to Cibola reduced the net earnings to the Company for its investment in Cibola to the actual cash distributions of $243,000, and $290,000 for the years 2005 and 2004, respectively. The minority common and preferred shareholders exercised the call option for the Company’s common stock in Cibola in November of 2005. The stock was surrendered in full payment of the note payable and Beard ceased to be a shareholder of Cibola effective December 1, 2005. The Company recorded $51,000 as its share of earnings from Cibola in 2006; primarily as the result of a negotiated settlement with the minority common and preferred shareholders regarding the termination of the agreement in 2005.

In making its determination that the Company should account for its investment in Cibola using the equity method and not consolidate Cibola Corporation, Beard personnel reviewed the pertinent accounting literature, most especially Emerging Issues Task Force (“EITF”) 96-16 and Financial Accounting Standards Board (“FASB”) No. 94, Consolidation of All Majority-Owned Subsidiaries, and noted that Cibola’s corporate governance arrangements, the comparable economic interests and investments at risk precluded consolidation of the entity. Specifically, FASB 94 indicates that “consolidation is appropriate when one entity has a controlling interest in another entity and that the usual condition for a controlling interest is ownership of a majority voting interest, but the statement acknowledges that in some circumstances control does not rest with the majority owner...these (minority) rights may be so restrictive as to call into question whether control rests with a majority owner.” EITF 96-16 lists several factors to consider in analyzing the rights of the minority shareholders and how restrictive they are in determining where “control” rests and, in the case of Cibola, these factors are determinative and conclusive. The minority common shareholders of Cibola had the right to select three of the five board members and all major decisions, including the payment of dividends, were made at the board level, not the shareholder level. All of the Cibola officers were minority shareholders. Any changes to the Cibola Articles of Incorporation or Bylaws required an affirmative vote of 85% of the common shares outstanding - not just a simple majority and more than the 80% owned by Beard. The call option gave the minority shareholders the ability to remove Beard as a shareholder and this ability was exercised in November of 2005. The $1,439,000 note payable of Beard to Cibola for its 80% share of the common stock was non-recourse. Beard’s actual total investment in Cibola was less than $15,000. The minority shareholders’ initial investment was more than $2,000,000 – an amount at risk far greater than Beard’s. Therefore, Beard determined that the equity method of accounting for its investment in Cibola was appropriate.

The summarized financial information of Cibola as of December 31, 2004 and for the year ended December 31, 2004 is as follows:

2004
(audited)

Current assets	$ 776,000
Current liabilities	(480,000)
Working capital	296,000

Restricted assets;
Cash and cash equivalents	3,742,000
Investment securities	11,912,000
Notes receivable and accrued interest	7,662,000
Certificates of deposit	-
Stockholders’ equity:
Common & Preferred stock	2,130,000
Contributed capital	1,474,000
Retained earnings	20,409,000
Accumulated other comprehensive income	1,039,000
Note receivable – common stock	(1,439,000)
Total stockholders’ equity	$ 23,613,000

Revenue	$ 7,262,000

Net earnings	$ 3,813,000
Other comprehensive income – unrealized securities gains	271,000
Comprehensive income	$ 4,084,000

Investment in Real Estate Limited Partnerships

The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004. The Company recorded losses of $2,000 in 2005 and 2006 and income of $86,000 in 2004 resulting from its share of the limited partnership’s operations for those years. The Company received a distribution of $122,000 from this investment in 2004 as its share of proceeds from the sale of the portion of land sold by the partnership.

Other assets

These assets consist primarily of deposits on hand with various regulatory agencies. There were no impairments of these assets in 2004, 2005 or 2006.

(6)  Notes Receivable

At December 31, 2006 and 2005, the Company had a note receivable totaling $30,000 resulting from the sale of equipment. This note was determined to be uncollectible in December of 2003 and the note was fully impaired. The $30,000 was charged against an impairment reserve. In addition, at December 31, 2006 and 2005, the Company had other notes receivable totaling $13,000 and $21,000, respectively, from the sale of equipment.

(7)  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2006	2005

Oil and gas leases	$ 84,000	$ 124,000
Proved carbon dioxide properties	1,414,000	1,324,000
Buildings and land improvements	49,000	149,000
Machinery and equipment	1,064,000	2,893,000
Other	314,000	289,000
	$ 2,925,000	$ 4,779,000

The Company incurred $136,000, $79,000, and $71,000, of depreciation expense for 2006, 2005, and 2004, respectively.

(8)  Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2006	2005

Debt issuance costs	$ 460,000	$ 444,000
Patent costs	12,000	12,000
Other	10,000	67,000
	$ 482,000	$ 523,000

Accumulated amortization is summarized as follows:

	December 31,
	2006	2005

Debt issuance costs	$ 304,000	$ 236,000
Patent costs	2,000	2,000
Other	6,000	8,000
	$ 312,000	$ 246,000

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

During 2006, the Company capitalized $16,000 of costs associated with the issuance of the 12% Convertible Subordinated Series A and Series B Notes due August 30, 2008 and November 30, 2008, respectively. The costs of the 12% notes due in 2008 will be fully amortized by the end of November, 2008

The Company incurred $78,000, $57,000, and $21,000 of amortization expense for 2006, 2005 and 2004, respectively. In addition, in 2005 the Company wrote off another $51,000 of previously unamortized costs associated with an unsuccessful effort to obtain funding for either or both of the China or Coal Segments. If no capital assets are added, amortization expense is expected to be as follows.

Year	Amount
2007	$ 55,000
2008	51,000
2009	46,000
2010	5,000
$ 157,000

(9)  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2006	2005

Coal (a)	$ 38,000	$ 1,149,000
10% Participating Notes due November, 2006 (b) (g) (h)	-	520,000
12% Convertible Subordinated Notes due February, 2010 (b) (c)	2,100,000	2,100,000
12% Convertible Subordinated Notes due August, 2009 (d)	1,328,000	1,135,000
3.83% Loan due February, 2010 (e)	850,000	850,000
6% Loan due January, 2008 (e)	397,000	-
12% Loan due May, 2007 (h)	200,000	-
Revolving Credit Facility (i)	260,000	-
Series A 12% Convertible Subordinated Notes due August 30, 2008 (g)	83,000	-
Series B 12% Convertible Subordinated Notes due November 30, 2008 (g)	568,000	-
Loans including accrued interest – affiliated entities (f)	3,173,000	2,915,000
	8,997,000	8,669,000
Less current maturities	471,000	1,631,000
Long-term debt	$ 8,526,000	$ 7,038,000

(a)

At December 31, 2006, the Company’s Coal Segment had two notes payable with total balances due of $38,000. The notes bear interest at zero% and 8.5%, require monthly payments of principal and interest totaling $1,100 and mature in 2009 and 2010, respectively. The notes are secured by automobiles with approximate book value of $37,000 at December 31, 2006.

At December 31, 2005, the Coal Segment also had a $1,100,000 note payable to a related party for the construction the Pinnacle Project in West Virginia (see Note 2). The note bore interest at Wall Street Prime plus 2% and was due July 1, 2006. The note was subject to an agreement (the “February 8 Agreement”) between Beard Technologies, Inc. (“BTI”) and Beard Pinnacle, LLC, (“BPLLC”), the operator of the plant, and PinnOak Resources, LLC (“PinnOak”), a partner in BPLLC and the owner of the note. There were $11,516,000 of additions in 2006 to the note before BPLLC was deconsolidated in October, 2006. See Note 17 below for additional details. At December 31, 2005, the Company had accrued interest on this note totaling $19,000 which had been capitalized as a cost of the Project.

(b)

In June of 2004, the Company completed the sale of $1,200,000 of its 10% Participating Notes (the “10% Notes”) raising a net of $1,163,000 of working capital after reductions for expenses. The 10% Notes were accompanied by warrants to purchase a total of 480,000 shares of Beard Company stock at exercise prices ranging from $0.135 to $0.23 per share. The number and exercise prices of the warrants have been adjusted to reflect the 2-for-1 stock split effected as of August 6, 2004. The 10% Notes bore interest at an annual rate equal to the Wall Street Journal Prime Rate plus 4%, with a floor of 10% and were to mature on November 30, 2006. The Company paid interest only until November 30, 2004. The Company then began amortizing the 10% Notes with equal payments of principal and interest over the ensuing eight quarters. The note holders also were to collectively receive at maturity a bonus/production payment (the “Production Payment”) equivalent to approximately $1 per ton for the coal expected to be recovered during the term of the 10% Notes from a coal project described in the offering document. The total amount of the Production Payment was expected to equal $568,000. The amount of the Production Payment accrued was $366,000 on December 31, 2005. As a result of the estimated Production Payment, the 10% Notes had an effective interest rate of 29%. Related entities purchased a total of $700,000 of these notes. One of the related parties, which purchased $500,000 of the notes, borrowed the funds for the purchase from an unrelated third party which received a 15% interest rate on its loan and also received the 200,000 warrants which would otherwise have gone to the related party. The unrelated third party, which held $388,818 of the 10% Notes, participated in the exchange. As further consideration, the third party was also granted a security interest in the Company’s McElmo Dome property that was superior to the lien held by the related party. (See footnote (f) below). The related party purchased the notes for the Company’s benefit in order to facilitate the sale of the remainder of the offering, which was subsequently fully subscribed. The Company prepaid $280,000 of the 10% Notes, along with accrued interest totaling $14,000, on February 10, 2005. None of the note to the related party was prepaid. In June and July, 2005, certain note holders holding $624,000 of the notes exchanged their 10% Notes for a like amount of the Company’s 12% Convertible Subordinated Notes due August 31, 2009. In October of 2006, all of the original note holders exchanged their right to receive the Production Payment (a total of $568,000) for an equal amount of the Company’s Series B 12% Convertible Subordinated Notes due November 30, 2008. See (g) below. On November 30, 2006, the remaining outstanding $42,000 of the 10% Participating Notes were repaid, along with accrued interest.

(c)

In September of 2004, the Company arranged for an investment firm to sell $1,800,000 of 9% convertible subordinated notes (the “9% Notes”) in a private placement. As of December 15, 2004, a total of $255,000 of the offering had been subscribed and closed, including $150,000 by directors of the Company, and the offering was terminated. On December 29, 2004, a new private placement of the Company’s 12% Convertible Subordinated Notes (the “12% Notes”) was commenced. In December of 2004 the 9% Notes were exchanged for a like amount of 12% Notes and the holders forgave all accrued interest on the 9% Notes, totaling $5,000. An additional $1,845,000 of the 12% Notes were subscribed and closed in January bringing the total offering amount to $2,100,000. The Company began paying interest only on a semi-annual basis effective August 15, 2005. Such payments will be made until the February 15, 2010 maturity date, at which time the Company will make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The Company granted a security interest in Beard Technologies’ equipment to the holders of the 12% Notes. The security interest was released when the Company raised sufficient funds to finance the Pinnacle Project. The notes are convertible into shares of the Company’s stock at an initial conversion price of $1.00 per share. The Company may force conversion of the notes after February 15, 2007 if the weighted average sales price of the Company’s common stock has been more than two times the conversion price for more than sixty (60) consecutive trading days.

(d)

In June of 2005, the Company arranged for an investment banking firm to commence a private debt placement of up to $2,004,102 of its 12% Convertible Subordinated Notes (the “2009 Notes”) due August 31, 2009. As part of the offering, holders of the remaining $804,102 of 10% Notes due November 30, 2006 were given the right to exchange such notes for the 2009 Notes. Holders of $624,000 of the 10% Notes did exchange their notes and the Company sold an additional $511,000 of the 2009 Notes bringing the total of the 2009 Notes outstanding to $1,135,000 at December 31, 2005. The Company began paying interest only on a semi-annual basis effective February 28, 2006. Such payments will be made until the August 31, 2009 maturity date, at which time the Company will make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The 2009 Notes are convertible into shares of the Company’s common stock. The conversion price for the 2009 Notes was determined by the weighted average price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company, subject to the proviso that all notes issued in connection with subscriptions received on or before July 15, 2005, would have a conversion price of $2.25. The Company has the right to force conversion of the 2009 Notes after February 28, 2007 if the weighted average sales price of its common stock has been more than two times the conversion price for more than 60 consecutive trading days. These notes are convertible into 504,444 shares of the Company’s common stock. The unrelated third party which purchased $500,000 of the 10% Notes---see footnote (b) above---was allowed to retain its security interest in the McElmo Dome collateral to the extent of $388,818 (the remaining principal balance of such notes). In February of 2006, the Company sold another $193,000 of the 2009 Notes. These notes are convertible into 145,415 shares of the Company’s common stock.

(e)

On February 14, 2005, the Company borrowed $850,000 from its 50%-partner in the U.S limited liability company which owns Xianghe BH Fertilizer Co., Ltd. (“XBH”), the owner and operator of the China Segment’s fertilizer plant. XBH was formed in and operates solely in China. The note bears interest at 3.83%, which was the Applicable Federal Mid Term rate on the date of the note. Interest is payable annually commencing on February 14, 2006 and will be paid until the maturity of the note, February 14, 2010. At December 31, 2006, the Company had accrued interest totaling $29,000 on this unsecured note. During 2006, the Company borrowed an additional $397,000 from its 50% partner in the U.S. limited liability company which owns XBH. The note bears interest at 6%, payable semi-annually, with the principal balance due at maturity on January 13, 2008. At December 31, 2006, the Company had accrued interest totaling $12,000 on this unsecured note.

(f)

At December 31, 2005, the Company had borrowed $2,783,000 from an affiliated entity of the Chairman of the Company under terms of a note that bears interest at 10%. Such borrowings are subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the McElmo Dome Field. At December 31, 2006, the Company owed $391,000 of accrued interest on this note. The note, which was due to be repaid on April 1, 2007, has been extended to April 1, 2008.

(g)

In October of 2006, the Company arranged for an investment banking firm to commence a private debt placement of up to $700,000 of its Series A 12% Convertible Subordinated Notes (the “Series A Notes”) due August 30, 2008 and up to $568,000 of its Series B 12% Convertible Subordinated Notes (the “Series B Notes”) due November 30, 2008. As part of the offering, holders of the Company’s outstanding Production Payment totaling $568,000 associated with the 10% Participating Notes due November 30, 2006 were given the opportunity to tender their Production Payment in exchange for a like amount of the Series B Notes and all such holders elected to do so. Holders of the Production Payment that exchanged their Production Payment and holders of the Company’s other outstanding convertible subordinated debt were given the right to purchase Series A Notes. Under these terms, the Company placed an additional $83,000 of the Series A Notes. The Series A and B Notes bear interest at an annual rate of 12%. The initial payment of interest on the Series A Notes was due on February 28, 2007 and is payable semi-annually thereafter. The initial payment of interest on the

Series B Notes was on November 30, 2006 and is also payable semi-annually thereafter. Only interest will be paid until the respective maturity dates of the Series A and B Notes, which are convertible into shares of the Company’s common stock. The conversion price for the Notes is determined by the weighted average closing price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company with a floor of $1.00 per share, subject to the proviso that all notes issued in connection with subscriptions received on or before October 19, 2006, would have a conversion price of $1.00. The Company has the right to force conversion of the Series A and B Notes after March 31, 2008 if the weighted average closing sales price of its common stock has been more than two times the conversion price for more than 40 consecutive trading days. These notes are convertible into 651,000 shares of the Company’s common stock.

(h)

On May 22, 2006, the Company borrowed $200,000 from a third party. The note bears interest at 12% and the principal and all accrued interest is due to be repaid May 22, 2007. Such borrowing is subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the McElmo Dome property, which is superior to both the lien held by the Chairman’s affiliate referred to in (b) above and by the $388,818 prior lien already held by the third party referred to in (d) above. In addition and in order to obtain this financing, the Company issued the lender 10,000 shares of its common stock which had a fair market value of $1.05 per share on the date of issuance. At December 31, 2006, the Company had accrued interest of $15,000 related to this note.

(i)

On March 28, 2006, the Company obtained a $350,000 revolving credit facility from a local bank. Terms of the facility provide that on April 30, 2006, and on the last day of each month thereafter, the principal amount of the note is to be reduced by $10,000. Such borrowing is subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the Yuma County, Colorado gas wells. The Company borrowed a maximum of $290,000 under the terms of this facility, and the balance outstanding at December 31, 2006 was $260,000. The note bears interest at the Wall Street Journal Prime Rate plus 1.5% and is payable monthly. The note matures on September 30, 2007.

At December 31, 2006, the annual maturities of long-term debt were $471,000 in 2007, $4,233,000 in 2008, $1,337,000 in 2009 and, $2,956,000 in 2010.

The Company incurred $725,000, $713,000 and $455,000 of interest expense relating to debt to related parties in 2006, 2005 and 2004, respectively. The Company paid $384,000, $464,000 and $189,000 of those amounts for 2006, 2005 and 2004, respectively.

The weighted average interest rates for the Company’s short-term borrowings were 11% and 9% as of December 31, 2006 and 2005, respectively.

The above financings were further supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $39,000 of short-term loans from our Note holders, and (iii) $105,000 of additional 2010 Notes sold to a 2010 Note holder.

(10)  Operating Leases

Noncancelable operating leases relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2006 are summarized as follows:

Year	Amount
2007	$ 238,000
2008	130,000
2009	88,000
$ 456,000

Rent expense under operating leases aggregated $323,000, $296,000, and $281,000, in 2006, 2005, and 2004, respectively.

(11)  Income Taxes

Total income tax expense (benefit) was allocated as follows:

	Year ended December 31,
	2006	2005	2004

Continuing operations	$ (17,000)	$ 35,000	$ 118,000

Discontinued operations	-	-	-
	$ (17,000)	$ 35,000	$ 118,000

Current income tax expense (benefit) from continuing operations consisted of:

Year ended December 31,
	2006	2005	2004

U. S. federal	$ (17,000)	$ 35,000	$ 118,000
Various states	-	-	-
	$ (17,000)	$ 35,000	$ 118,000

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

	Year ended December 31,
	2006	2004	2004

Computed U. S. federal statutory expense (benefit)	$ (561,000)	$ (815,000)	$ 401,000
Federal alternative minimum tax (benefit)	(17,000)	35,000	118,000
Increase (decrease) in the valuation allowance for deferred tax assets	561,000	815,000	(401,000)
State income tax (benefit)	-	-	-
	$ (17,000)	$ 35,000	$ 118,000

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets – tax effect of:
Net operating loss carryforwards	$ 16,781,000	$ 17,073,000
Statutory depletion and investment tax credit carryforwards	1,275,000	1,275,000
Other, principally investments and property, plant and equipment	356,000	328,000
Total gross deferred tax assets	$ 18,412,000	$ 18,676,000
Less valuation allowance	(18,371,000)	(18,629,000)
Deferred tax liabilities	(41,000)	(47,000)
Net deferred tax asset/liability	$ -	$ -

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

At December 31, 2006, the Company had federal regular tax operating loss carryforwards (the “NOL’s”) of approximately $44.1 million and tax depletion carryforwards of approximately $3.45 million. $41.1 million of the NOL’s will expire from 2007 to 2008 and $3 million will expire from 2021 to 2026. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Deferred Compensation Plans

The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company’s common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans. Under such plans, the number of shares of stock credited to each participant’s account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. 700,000 shares of stock were issued effective January 31, 2003, upon termination of the initial plan adopted in 1996. 300,000 shares were issued effective September 30, 2003, upon termination of a second plan. 800,000 shares of stock were authorized for issuance under the third plan (the “2003-2 Plan”), adopted in September of 2003 and amended in February of 2004. As of December 31, 2004, there were 712,716 shares reserved for distribution under the 2003-2 Plan and another 85,095 shares were reserved for distribution in 2005 before the plan’s termination on November 17, 2005. A total of 217,653 shares from the 2003-2 Plan were distributed to the participants in 2005, along with an immaterial cash payment for fractional shares. Another 98,612 shares from the 2003-2 Plan were distributed to the participants in 2006. The Company will distribute the remaining 481,543 shares in the following years, according to the binding elections of the participants:

Year(s)	Total Shares
2007-2009 (66,135 shares per year)	198,405
2010-2011 (66,134 shares per year)	132,268
2012	66,132
2013-2014 (42,369 shares per year)	84,738
Total	481,543

The Company adopted a fourth plan, the 2005 Deferred Stock Compensation Plan, on November 17, 2005 and 100,000 total shares of stock are authorized for issuance under this plan. On April 27, 2006 the authorized shares were increased to 200,000. As of December 31, 2006, 144,838 shares were reserved for distribution under this plan, none of which have been issued to date.

The weighted-average fair values of stock units issued under the plans were $1.177, $1.887, and $0.371 for 2006, 2005 and 2004, respectively.

(13)  Employee Benefit Plan

Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee’s contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary “savings” contributions up to a maximum of 40%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees’ contribution. The Company’s contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice. In November 2006 the Company, according to the terms of a union contract, notified the union participants employed at the Coal Segment’s coal fines recovery facility in West Virginia that it had re-instituted the 100% match (effective with each employee’s date of hire), and $9,000 of contributions were made to the plan during the remainder of the year. No other contributions were made to the plans in 2004, 2005, or 2006.

(14)  Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

(15)  Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2005 and 2004 and five reportable segments in 2006. The segments are Coal, Carbon Dioxide, China, and e-Commerce, with the new Oil & Gas Segment added as a reportable segment in 2006.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment manufactures fertilizer in China. The e-Commerce Segment consists of a 71%-owned subsidiary whose current strategy is to develop business opportunities to leverage a subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment is in the business of producing of oil and gas.

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

	Coal	Carbon Dioxide	China	e-Commerce	Oil & Gas	Totals
2006
Revenues from external customers	$ 25	$ 1,540	$ 368	$ 5	$ 147	$ 2,085
Interest income	-	-	-	-	2	2
Interest expense	2	-	45	-	-	47
Depreciation, depletion and amortization	40	46	35	-	15	136
Segment profit (loss)	(120)	1,324	(923)	(95)	89	275
Segment assets	301	557	769	18	343	1,988
Expenditures for segment assets	25	92	30	3	-	150

2005
Revenues from external customers	$ 52	$ 1,172	$ 29	$ 31	$ 95	$ 1,379
Interest income	-	-	1	-	1	2
Interest expense	19	-	24	-	-	43
Depreciation, depletion and amortization	9	42	13	3	5	72
Segment profit (loss)	(783)	949	(787)	(139)	12	(748)
Segment assets	1,816	522	1,068	13	401	3,820
Expenditures for segment assets	1,991	34	587	-	277	2,889

2004
Revenues from external customers	$ 189	$ 754	$ -	$ 29	$ -	$ 972
Interest income	-	-	-	-	-	-
Interest expense	-	-	-	1	-	1
Depreciation, depletion and amortization	17	40	1	6	2	66
Segment profit (loss)	(682)	585	(549)	(124)	(20)	(790)
Segment assets	259	485	31	4	58	837
Expenditures for segment assets	216	35	1	1	-	253

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

	2006	2005	2004

Total revenues for reportable segments	$ 2,085	$ 1,379	$ 972
Revenues from corporate activities not allocated to segments	-	-	-
Total consolidated revenues	$ 2,085	$ 1,379	$ 972

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

	2006	2005	2004

Total interest expense for reportable segments	$ 47	$ 43	$ 1
Interest expense from corporate activities not allocated to segments	957	956	693

Total consolidated interest expense	$ 1,004	$ 999	$ 694

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

	2006	2005	2004

Total depreciation, depletion and amortization for reportable segments	$136	$67	$64
Corporate depreciation and amortization not allocated to segments	78	120	28
Total consolidated depreciation, depletion and amortization	$214	$187	$92

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations before income taxes is as follows (in thousands):

	2006	2005	2004

Total loss for reportable segments	$275	$(748)	$(790)
Net corporate income (costs) not allocated to segments	(1,814)	(1,519)	1,845
Total consolidated earnings (loss) from continuing operations	$(1,539)	$(2,267)	$1,055

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

	2006	2005

Total assets for reportable segments	$1,988	$3,820
Assets of discontinued operations	20	20
Corporate assets not allocated to segments	414	624
Total consolidated assets	$2,422	$4,464

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

	2006	2005

Total expenditures for assets for reportable Segments	$ 150	$ 2,889
Corporate expenditures not allocated to segments	19	-
Total expenditures for assets	$ 169	$ 2,889

All of 2004 segment revenues were derived from customers in the United States of America. All of the China Segment’s revenues for 2005 and 2006 totaling $29,000 and $368,000, respectively, were derived from customers in China. Certain long-lived assets with recorded values approximating $372,000 at December 31, 2006 were located in China. All remaining segment assets are located in the United States of America.

During the year 2006, two customers accounted for 91% of the Coal Segment’s and 1% of the Company’s revenues. During the year 2005, three customers accounted for 87% of the Coal Segment’s and 4% of the Company’s revenues. For the year 2004, one customer accounted for 71% of the Coal Segment’s and 14% of the Company’s revenues. Six customers accounted for 65% of the China Segment’s revenues and 12% of the Company’s revenues for 2006. For 2005, five customers accounted for 66% of the China Segment’s revenues and 1% of the Company’s revenues. All of the e-Commerce Segment’s 2004, 2005 and 2006 revenues were derived from one customer. The Company’s CO2 revenues are received from two operators in the

CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2006, 2005 and 2004, sales by these two operators accounted for 74%, 85%, and 78%, respectively, of the Company’s segment revenues and all of the Carbon Dioxide Segment’s revenues. The Company’s oil and gas revenues are received from two operators in the Oil & Gas Segment who market the oil and natural gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2006, 2005 and 2004, sales by these two operators accounted for 7%, 7% and 0%, respectively, of the Company’s segment revenues and all of the Oil & Gas Segment’s revenues.

(16)   Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands except per share data)
Revenues	$ 482	$ 509	$ 571	$ 523
Operating loss	(422)	(423)	(136)	(301)
Earnings (loss) from continuing operations	(605)	(667)	(374)	124
Earnings (loss) from discontinued operations	(28)	2	(1)	(5)
Net earnings (loss)	(633)	(665)	(375)	119
Basic earnings (loss) per share	(0.11)	(0.12)	(0.07)	0.03
Diluted earnings (loss) per share	(0.11)	(0.12)	(0.07)	0.03

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands except per share data)
Revenues	$ 243	$ 327	$ 344	$ 465
Operating loss	(380)	(300)	(429)	(608)
Earnings (loss) from continuing operations	(463)	(437)	(568)	(834)
Earnings (loss) from discontinued operations	88	62	(6)	(2)
Net earnings (loss)	(375)	(375)	(574)	(836)
Basic earnings (loss) per share	(0.07)	(0.06)	(0.10)	(0.14)
Diluted earnings (loss) per share	(0.07)	(0.06)	(0.10)	(0.14)

The quarterly information presented above has been restated to conform to the final year-end 2006 presentation.

The Company recorded no economic impairments in the fourth quarter of 2004, 2005 or 2006.

(17)  Subsequent events

Loans from and Agreement with PinnOak Resources

Because there have been cost over-runs of more than $3,000.000 on the Pinnacle Project, neither the Company nor PinnOak has been able to secure an alternative source of financing, and PinnOak’s loans have become the permanent source of financing for the Project. Because of the low rate of production achieved during the ramp-up period due to initial start-up problems with the plant, the Company has agreed to terminate most of the existing agreements governing the Project and give up its remaining 25% interest therein while remaining as the contract operator for the Project. Some of the details of this agreement are still being negotiated but the Company anticipates that the agreement will be effective in April, 2007. The Company remains confident the Project will be economic despite the cost over-runs and the low price being paid for the coal produced from the Project. The Project will be highly economic to the pond owner. Upon execution of the new agreement,

BTI will be relieved of its guaranty of all loans made by PinnOak (totaling more than $11,350,000) which is secured by BTI’s remaining 25% interest in the Project.

China Fertilizer Plant. As of March 31, 2007, the production from the Company’s fertilizer manufacturing plant near Beijing has lagged significantly behind its original projections. The plant has not demonstrated the ability to market sufficient product to reach its projected breakeven point, much less become profitable. Several new marketing initiatives have been undertaken, but all have been unsuccessful. The Company has engaged an investment banking firm to explore the alternatives available to it including, but not limited to, sale of the plant, merger of the operation with a competitor, or bringing in a new partner. The Company expects to have a recommendation concerning its best option before the end of the second quarter. Because of the delay in reaching the Company’s targeted production rate, the plant owners have had to loan an additional US$166,000 in the first quarter of 2007 to provide the additional working capital needed until the plant can generate sufficient funds to sustain its own operations.

Additional financing. During the first quarter of 2007, the Company supplemented the financings in detailed in Note (9) by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $39,000 of short-term loans from our Note holders, and (iii) $105,000 of additional 2010 Notes sold to a 2010 Note holder.

(18)  Impact of Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where the interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SFAS No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective for years ending after November 15, 2006. The Company adopted this staff accounting bulletin for 2006 and its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 158”). SFAS No. 158 permits entities to choose to measure many financial instruments and certain other items at fair value. It requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use the fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 158 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year year beginning after November 15, 2007. Management is assessing the impact of this statement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No matters require disclosure here.

Item 9A.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule a-15(f) under the Exchange Act) were effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2006, that was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding our directors will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

The information regarding our executive officers has been furnished in a separate item captioned “Executive Officers and Significant Employees of the Registrant” and included as Item 4a in Part I of this report at pages 25 through 27.

Item 11.  Executive Compensation.

The information regarding executive compensation will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockkholder Matters

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with management and others will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

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

3.2

Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004. (This Exhibit has been previously filed as Exhibit 3.2 to Registrant’s Form 10-K for the period ended December 31, 2005, filed on April 17, 2006, and same is incorporated by reference).

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

10.1*

Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998. (The Amended Plan supersedes the original Plan adopted on August 27, 1993. This Exhibit has previously been filed as Exhibit A, filed on April 30, 1998 to Registrant’s Proxy Statement dated April 30, 1998, and same is incorporated herein by reference).

10.2*

The Beard Company 2005 Stock Option Plan adopted on June 9, 2005. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2005, filed on August 19, 2005, and same is incorporated herein by reference).

10.3*

The Beard Company 2006 Stock Option Plan adopted on May 1, 2006. (This Exhibit has been previously filed as Exhibit C to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated herein by reference).

10.4*

Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and eight directors. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant’s Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

10.5*

Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan as amended effective February 13, 2004. (This Amendment, which supersedes the original Plan adopted on September 30, 2003, has been previously filed as Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

10.6*

Amendment No. One to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 27, 2006. (This Amendment, which supersedes the original Plan adopted on November 17, 2005, has been previously filed as Exhibit B to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated herein by reference).

10.7

Notice letter by and among the Shareholders of Cibola Corporation and Registrant dated November 14, 2005. (This Exhibit has been previously filed as Exhibit 99 to the Registrant’s Form 8-K, Current Report, filed on December 1, 2005, and same is incorporated herein by reference).

10.8

Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the”Unitrust”) dated June 25, 2004. (This Exhibit has been previously filed as Exhibit 10.11 to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.9

Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 3, 2006. (This Exhibit, which superseded all prior Agreements between the parties (except for the third paragraph of Exhibit 10.8), has been previously filed as Exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2006, filed on May 22, 2006, and same is incorporated herein by reference).

10.10

Second Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005. (This Exhibit, which superseded all prior Notes between the parties, has been previously filed as Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2006, filed on May 22, 2006, and same is incorporated herein by reference).

10.11	Form of 2002 Warrant. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant’s Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).

10.12

Form of 2003 Warrant. (This Exhibit has been previously filed as Exhibit 10(c) to Registrant’s Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.13

Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant’s Form 10-Q for the period ended March 31, 2003, filed on May 15, 2003, and same is incorporated herein by reference).

10.14

Subordination and Nominee Agreement dated February 21, 2003. (This Exhibit has been previously filed as Exhibit 10.26 to Registrant’s Form 10-K for the period ended December 31, 2003, filed on March 30, 2004, and same is incorporated herein by reference).

10.15

Form of 10% Participating Note due November 30, 2006. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

10.16

Form of 2004 Warrant. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

10.17

Form of 2004 Production Payment. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004, and same is incorporated herein by reference).

10.18

Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant and McElmo Dome Nominee, LLC, dated as of May 21, 2004. (This Exhibit has been previously filed as Exhibit 10.25 to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.19

Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C. (“Boatright”) (This Exhibit has been previously filed as Exhibit 10.27 to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.20

Form of 12% Convertible Subordinated Promissory Note due February 15, 2010. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.21

Security and Collateral Agent Agreement, by and among Registrant, InvesTrust, N.A. and Beard Technologies, Inc., dated as of January 26, 2005. (This Exhibit has been previously filed as Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.22

Form of 2005 Warrant. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.23

Letter Agreement by and between 7HBF, Ltd. (“7HBF”) and Registrant dated February 7, 2005. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.24

Unsecured Promissory Note from BEE/7HBF, LLC to 7HBF dated February 14, 2005. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.25

Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009. (This Exhibit has been previously filed as Exhibit 99.1 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.26

Form of 12% Convertible Subordinated Promissory Note due August 31, 2009 issued to all other 2009 Note purchasers. (This Exhibit has been previously filed as Exhibit 99.2 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.27

Note Assumption Agreement and Release by and among the Unitrust, Registrant and Boatright. (This Exhibit has been previously filed as Exhibit 99.3 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.28

Subordination and Nominee Agreement dated as of July 22, 2005, by and among the Unitrust, Boatright and Nominee. (This Exhibit has been previously filed as Exhibit 99.4 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.29

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant, the Public Trustee of ______ County, Colorado, for the benefit of Nominee, dated as of July 22, 2005. (This Exhibit has been previously filed as Exhibit 99.5 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.30	Form of 12% Convertible Subordinated Series A Promissory Note due August 30, 2008.

10.31	Form of 12% Convertible Subordinated Series B Promissory Note due November 30, 2008.

10.32

Letter Agreement by and among Registrant, Pinnacle Mining Company, LLC (“PMC”), PinnOak Resources, LLC (“PinnOak”) and Beard Technologies, Inc.(“BTI”), dated July 29, 2005, with attached Exhibits “A”, “A-1”, “A-2” and “A-3”. (This Exhibit has been previously filed as Exhibit 10.29 to Registrant’s Form 10-K for the period ended December 31, 2005, filed on April 17, 2006, and same is incorporated by reference).

10.33

Amended and Restated Promissory Note in the amount of $1,100,000 by and between Beard Pinnacle, LLC (“BPLLC”) and PinnOak dated October 7, 2005. This Exhibit superseded and replaced a prior Note between the parties dated September 29, 2005, in the amount of $400,000. (This Exhibit has been previously filed as Exhibit 10.36 to Registrant’s Form 10-K for the period ended December 31, 2005, filed on April 17, 2006, and same is incorporated by reference).

10.34

Letter Agreement by and among PinnOak, BTI and BPLLC dated February 7, 2006. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on February 8, 2006, and same is incorporated by reference).

10.35

Amended and Restated Promissory Note from BPLLC to PinnOak dated February 7, 2006 (the “2/7/06 Note”), but effective as of October 7, 2005. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on February 8, 2006, and same is incorporated by reference).

10.36

Guaranty of the 2/7/06 Note by BTI dated February 7, 2006. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K filed on February 8, 2006, and same is incorporated by reference).

10.37

Second Amended and Restated Promissory Note in the amount of $9,000,000 from BPLLC to PinnOak dated March 22, 2006 (the “3/22/06 Note”), but effective as of October 7, 2005. (This Exhibit has been previously filed as Exhibit 10.6 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 22, 2006, and same is incorporated herein by reference).

10.38

Guaranty of the 3/22/06 Note by BTI dated March 22, 2006. (This Exhibit has been previously filed as Exhibit 10.7 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 22, 2006, and same is incorporated herein by reference).

10.39

Third Amended and Restated Promissory Note in the amount of $9,000,000 from BPLLC to PinnOak dated May 1, 2006 (the “5/1/06 Note”), but effective as of October 7, 2005. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on May 5, 2006, and same is incorporated by reference).

10.40

Amended Guaranty of the 5/1/06 Note by BTI dated May 1, 2006. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on May 5, 2006, and same is incorporated by reference).

10.41

Schedule of Advances under the 5/1/06 Note as amended effective May 4, 2006. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K filed on May 5, 2006, and same is incorporated by reference).

10.42

Schedule of Advances under the 5/1/06 Note as amended effective May 23, 2006. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on May 25, 2006, and same is incorporated by reference).

10.43

Schedule of Advances under the 5/1/06 Note as amended effective July 3, 2006. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on July 5, 2006, and same is incorporated by reference).

10.44

Fourth Amended and Restated Promissory Note in the amount of $11,800,000 from BPLLC to PinnOak dated July 26, 2006 but effective as of October 7, 2005 (the “7/26/06 Note”),. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on August 15, 2006, and same is incorporated by reference).

10.45	Amended Guaranty of the 7/26/06 Note by BTI dated July 26, 2006.

10.46

Schedule of Advances under the 7/26/06 Note as amended effective August 14, 2006. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K filed on August 15, 2006, and same is incorporated by reference).

10.47

Schedule of Advances under the 7/26/06 Note as amended effective August 28, 2006. (This Exhibit has been previously filed as Exhibit 10.4 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.48

Schedule of Advances under the 7/26/06 Note as amended effective October 2, 2006. (This Exhibit has been previously filed as Exhibit 10.5 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.49	Schedule of Advances under the 7/26/06 Note as amended effective October 18, 2006.

10.50	Schedule of Advances under the 7/26/06 Note as amended effective November 27, 2006.

10.51	Schedule of Advances under the 7/26/06 Note as amended effective December 21, 2006.

10.52	Operating Agreement of BPLLC dated June 10, 2004. (This Exhibit has been previously filed as Exhibit 10.6 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.53

First Amendment to Operating Agreement of BPLLC dated February 21, 2006. (This Exhibit has been previously filed as Exhibit 10.7 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.54

Contract Operating Agreement dated October 19, 2005, by and between BTI and BPLLC. (This Exhibit has been previously filed as Exhibit 10.8 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.55

Assignment and Assumption Agreement dated October 19, 2005, by and between BTI and BPLLC. (This Exhibit has been previously filed as Exhibit 10.9 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.56

Construction Contract by and between BTI and Boyce, Graybeal & Sayre, Inc. dated August 17, 2005. (This Exhibit has been previously filed as Exhibit 10.10 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.57

Letter Agreement by and among PinnOak, BTI and BPLLC dated February 7, 2006. (This Exhibit has been previously filed as Exhibit 10.11 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.58

Security Agreement by and between BPLLC and PinnOak dated as of August 9, 2006. (This Exhibit has been previously filed as Exhibit 10.12 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.59

Pledge Agreement by and between BTI and PinnOak dated as of August 9, 2006. (This Exhibit has been previously filed as Exhibit 10.13 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.60

Subscription Agreement by and among BPLLC and seven investors (referred to collectively as the “Pinnacle Investment Group Parties” or the “Group”), dated as of August 10, 2006. (This Exhibit has been previously filed as Exhibit 10.14 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.61

Letter Agreement by and among PinnOak, BPLLC and the Group, dated August 29, 2006. (This Exhibit has been previously filed as Exhibit 10.15 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference). (This Exhibit has been previously filed as Exhibit 10.15 to Registrant’s Form 10-Q filed on November 20, 2006, and same is incorporated by reference).

10.62	Amended and Restated Agreement for a Pond Fines Recovery Facility between BPLLC and PMC, dated October 31, 2006 but effective as of September 1, 2005.

10.63	Amended and Restated Contract Operating Agreement between BTI and BPLLC, dated October 31, 2006.

10.64	Amended and Restated Operating Agreement of BPLLC, dated October 31, 2006.

10.65	Co-Investment Agreement dated October 31, 2006 between BTI and PinnOak.

10.66	Business Loan Agreement dated March 28, 2006 by and between Registrant and First Fidelity Bank, N.A.

10.67

Deed of Trust, Assignment, Security Agreement and Financing Statement dated March 28, 2006 by and between Registrant and the Public Trustee of Yuma County, Colorado for the benefit of First Fidelity Bank, N.A.

10.68	Promissory Note dated March 28, 2006, by and between Registrant and First Fidelity Bank, N.A.

10.69

The Beard Company Audit Committee Charter as amended effective March 9, 2006. (This Exhibit has been previously filed as Exhibit A to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated by reference).

14	Code of Ethics as amended March 9, 2006.

21	Subsidiaries of the Registrant.

23	Consents of Experts and Counsel:

23.1	Consent of Cole & Reed, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	Section 1350 Certifications:

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

_____________________

*Compensatory plans or arrangements.

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
Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

By /s/ W.M. Beard W.M. Beard	Chief Executive Officer	April 17, 2007

By /s/ Herb Mee, Jr. Herb Mee, Jr.	President and Chief Financial Officer	April 17, 2007

By Jack A. Martine Jack A. Martine	Controller and Chief Accounting Officer	April 17, 2007

By /s/ W.M. Beard W.M. Beard	Chairman of the Board	April 17, 2007

By /s/ Herb Mee, Jr. Herb Mee, Jr.	Director	April 17, 2007

By /s/ Allan R. Hallock Allan R. Hallock	Director	April 17, 2007

By /s/ Harlon E. Martin, Jr. Harlon E. Martin, Jr.	Director	April 17, 2007

By /s/ Ford C. Price Ford C. Price	Director	April 17, 2007

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect.	Incorporated herein by reference

4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant.

Incorporated herein by reference

10.1	Amendment No. One to The Beard Company 1993 Stock Option Plan dated August 27, 1993, as amended June 4, 1998.	Incorporated herein by reference

10.2	The Beard Company 2005 Stock Option Plan adopted on June 9, 2005.	Incorporated herein by reference

10.3	The Beard Company 2006 Stock Option Plan adopted on May 1, 2006.	Incorporated herein by reference

10.4	Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and eight directors.	Incorporated herein by reference

10.5	Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan as amended effective February 13, 2004	Incorporated herein by reference

10.6	Amendment No. One to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 27, 2006	Incorporated herein by reference

10.7	Notice letter by and among the Shareholders of Cibola Corporation and Registrant dated November 14, 2005.	Incorporated herein by reference

10.8	Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the”Unitrust”) dated June 25, 2004.	Incorporated herein by reference

10.9	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 3, 2006.	Incorporated herein by reference

10.10	Second Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005.	Incorporated herein by reference

10.11	Form of 2002 Warrant.	Incorporated herein by reference

10.12	Form of 2003 Warrant.	Incorporated herein by reference

10.13	Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003.	Incorporated herein by reference

10.14	Subordination and Nominee Agreement dated February 21, 2003.	Incorporated herein by reference

10.15	Form of 10% Participating Note due November 30, 2006.	Incorporated herein by reference

10.16	Form of 2004 Warrant.	Incorporated herein by reference

10.17	Form of 2004 Production Payment.	Incorporated herein by reference

10.18	Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant and McElmo Dome Nominee, LLC, dated as of May 21, 2004.	Incorporated herein by reference

10.19	Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C. (“Boatright”).	Incorporated herein by reference

10.20	Form of 12% Convertible Subordinated Promissory Note due February 15, 2010.	Incorporated herein by reference

10.21	Security and Collateral Agent Agreement, by and among Registrant, InvesTrust, N.A. and Beard Technologies, Inc., dated as of January 26, 2005.	Incorporated herein by reference

10.22	Form of 2005 Warrant.	Incorporated herein by reference

10.23	Letter Agreement by and between 7HBF, Ltd. (“7HBF”) and Registrant dated February 7, 2005.	Incorporated herein by reference

10.24	Unsecured Promissory Note from BEE/7HBF, LLC to 7HBF dated February 14, 2005.	Incorporated herein by reference

10.25	Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009.	Incorporated herein by reference

10.26	Form of 12% Convertible Subordinated Promissory Note due August 31, 2009 issued to all other 2009 Note purchasers.	Incorporated herein by reference

10.27	Note Assumption Agreement and Release by and among the Unitrust, Registrant and Boatright.	Incorporated herein by reference

10.28	Subordination and Nominee Agreement dated as of July 22, 2005, by and among the Unitrust, Boatright and Nominee.	Incorporated herein by reference

10.29

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant, the Public Trustee of ______ County, Colorado, for the benefit of Nominee, dated as of July 22, 2005.

Incorporated herein by reference

10.30	Form of 12% Convertible Subordinated Series A Promissory Note due August 30, 2008.	Filed herewith electronically

10.31	Form of 12% Convertible Subordinated Series B Promissory Note due November 30, 2008.	Filed herewith electronically

10.32

Letter Agreement by and among Registrant, Pinnacle Mining Company, LLC (“PMC”), PinnOak Resources, LLC (“PinnOak”) and Beard Technologies, Inc.(“BTI”), dated July 29, 2005, with attached Exhibits “A”, “A-1”, “A-2” and “A-3”.

Incorporated herein by reference

10.33

Amended and Restated Promissory Note in the amount of $1,100,000 by and between Beard Pinnacle, LLC (“BPLLC”) and PinnOak dated October 7, 2005. This Exhibit superseded and replaced a prior Note between the parties dated September 29, 2005, in the amount of $400,000.

Incorporated herein by reference

10.34	Letter Agreement by and among PinnOak, BTI and BPLLC dated February 7, 2006.	Incorporated herein by reference

10.35	Amended and Restated Promissory Note from BPLLC to PinnOak dated February 7, 2006 (the “2/7/06 Note”), but effective as of October 7, 2005.	Incorporated herein by reference

10.36	Guaranty of the 2/7/06 Note by BTI dated February 7, 2006.	Incorporated herein by reference

10.37	Second Amended and Restated Promissory Note in the amount of $9,000,000 from BPLLC to PinnOak dated March 22, 2006 (the “3/22/06 Note”), but effective as of October 7, 2005.	Incorporated herein by reference

10.38	Guaranty of the 3/22/06 Note by BTI dated March 22, 2006.	Incorporated herein by reference

10.39	Third Amended and Restated Promissory Note in the amount of $9,000,000 from BPLLC to PinnOak dated May 1, 2006 (the “5/1/06 Note”), but effective as of October 7, 2005.	Incorporated herein by reference

10.40	Amended Guaranty of the 5/1/06 Note by BTI dated May 1, 2006.	Incorporated herein by reference

10.41	Schedule of Advances under the 5/1/06 Note as amended effective May 4, 2006.	Incorporated herein by reference

10.42	Schedule of Advances under the 5/1/06 Note as amended effective May 23, 2006.	Incorporated herein by reference

10.43	Schedule of Advances under the 5/1/06 Note as amended effective July 3, 2006.	Incorporated herein by reference

10.44	Fourth Amended and Restated Promissory Note in the amount of $11,800,000 from BPLLC to PinnOak dated July 26, 2006 but effective as of October 7, 2005 (the “7/26/06 Note”).	Incorporated herein by reference

10.45	Amended Guaranty of the 7/26/06 Note by BTI dated July 26, 2006.	Filed herewith electronically

10.46	Schedule of Advances under the 7/26/06 Note as amended effective August 14, 2006.	Incorporated herein by reference

10.47	Schedule of Advances under the 7/26/06 Note as amended effective August 28, 2006.	Incorporated herein by reference

10.48	Schedule of Advances under the 7/26/06 Note as amended effective October 2, 2006.	Incorporated herein by reference

10.49	Schedule of Advances under the 7/26/06 Note as amended effective October 18, 2006.	Filed herewith electronically

10.50	Schedule of Advances under the 7/26/06 Note as amended effective November 27, 2006.	Filed herewith electronically

10.51	Schedule of Advances under the 7/26/06 Note as amended effective December 21, 2006.	Filed herewith electronically

10.52	Operating Agreement of BPLLC dated June 10, 2004.	Incorporated herein by reference

10.53	First Amendment to Operating Agreement of BPLLC dated February 21, 2006.	Incorporated herein by reference

10.54	Contract Operating Agreement dated October 19, 2005, by and between BTI and BPLLC.	Incorporated herein by reference

10.55	Assignment and Assumption Agreement dated October 19, 2005, by and between BTI and BPLLC.	Incorporated herein by reference

10.56	Construction Contract by and between BTI and Boyce, Graybeal & Sayre, Inc. dated August 17, 2005.	Incorporated herein by reference

10.57	Letter Agreement by and among PinnOak, BTI and BPLLC dated February 7, 2006.	Incorporated herein by reference

10.58	Security Agreement by and between BPLLC and PinnOak dated as of August 9, 2006.	Incorporated herein by reference

10.59	Pledge Agreement by and between BTI and PinnOak dated as of August 9, 2006.	Incorporated herein by reference

10.60	Subscription Agreement by and among BPLLC and seven investors (referred to collectively as the “Pinnacle Investment Group Parties” or the “Group”), dated as of August 10, 2006.	Incorporated herein by reference

10.61	Letter Agreement by and among PinnOak, BPLLC and the Group, dated August 29, 2006.	Incorporated herein by reference

10.62	Amended and Restated Agreement for a Pond Fines Recovery Facility between BPLLC and PMC, dated October 31, 2006 but effective as of September 1, 2005.	Filed herewith electronically

10.63	Amended and Restated Contract Operating Agreement between BTI and BPLLC, dated October 31, 2006.	Filed herewith electronically

10.64	Amended and Restated Operating Agreement of BPLLC, dated October 31, 2006.	Filed herewith electronically

10.65	Co-Investment Agreement dated October 31, 2006 between BTI and PinnOak.	Filed herewith electronically

10.66	Business Loan Agreement dated March 28, 2006 by and between Registrant and First Fidelity Bank, N.A.	Filed herewith electronically

10.67

Deed of Trust, Assignment, Security Agreement and Financing Statement dated March 28, 2006 by and between Registrant and the Public Trustee of Yuma County, Colorado for the benefit of First Fidelity Bank, N.A.

Filed herewith electronically

10.68	Promissory Note dated March 28, 2006, by and between Registrant and First Fidelity Bank, N.A.	Filed herewith electronically

10.69

The Beard Company Audit Committee Charter as amended effective March 9, 2006. (This Exhibit has been previously filed as Exhibit A to Registrant’s Proxy Statement filed on May 1, 2006, and same is incorporated by reference).

Incorporated herein by reference

14	Code of Ethics as amended March 9, 2006.	Filed herewith electronically

21	Subsidiaries of the Registrant.	Filed herewith electronically

23.1	Consent of Cole & Reed, P.C.	Filed herewith electronically

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically