Form 10-Q
period 2007-03-31
BEARD CO /OK
filed 2007-05-21
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2007.

Common Stock $.0006665 par value – 5,591,580

THE BEARD COMPANY

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006

Assets	March 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$ 116,000	$ 270,000
Accounts receivable, less allowance for doubtful
receivables of $80,000 in 2007 and 2006	231,000	313,000
Inventories	210,000	205,000
Prepaid expenses and other assets	44,000	26,000
Current maturities of notes receivable	-	6,000
Assets of discontinued operations held for resale	20,000	20,000
Total current assets	621,000	840,000

Note receivable, less allowance for doubtful receivable of
$30,000 in 2006	-	7,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	58,000	58,000

Property, plant and equipment, at cost	3,025,000	2,925,000
Less accumulated depreciation, depletion and amortization	1,644,000	1,628,000
Net property, plant and equipment	1,381,000	1,297,000

Intangible assets, at cost	482,000	482,000
Less accumulated amortization	327,000	312,000
Net intangible assets	155,000	170,000

	$ 2,265,000	$ 2,422,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 192,000	$ 162,000
Accrued expenses	389,000	438,000
Short-term debt	179,000	-
Short-term debt - related entities	210,000	200,000
Current maturities of long-term debt	230,000	271,000
Current maturities of long-term debt - related entities	457,000	-
Liabilities of discontinued operations held for resale	40,000	40,000
Total current liabilities	1,697,000	1,111,000

Long-term debt less current maturities	1,263,000	1,290,000

Long-term debt - related entities	7,014,000	7,236,000

Other long-term liabilities	168,000	133,000

Minority interest in consolidated subsidiary	-	-

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000
shares authorized; 5,591,580 shares
issued and outstanding in 2007 and 2006	4,000	4,000
Capital in excess of par value	38,701,000	38,665,000
Accumulated deficit	(47,501,000)	(46,928,000)
Accumulated other comprehensive loss	30,000	22,000
Total shareholders' equity (deficiency)	(7,877,000)	(7,348,000)

Commitments and contingencies (note 7)
	$ 2,265,000	$ 2,422,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:
Coal reclamation	$ -	$ 6,000
Carbon dioxide	296,000	335,000
China	29,000	80,000
e-Commerce	5,000	5,000
Oil & gas	17,000	56,000
	347,000	482,000
Expenses:
Coal reclamation	161,000	258,000
Carbon dioxide	76,000	36,000
China	251,000	310,000
e-Commerce	27,000	29,000
Oil & gas	5,000	7,000
Selling, general and administrative	153,000	218,000
Depreciation, depletion and amortization	47,000	46,000
	720,000	904,000
Operating profit (loss):
Coal reclamation	(164,000)	(258,000)
Carbon dioxide	207,000	289,000
China	(232,000)	(239,000)
e-Commerce	(22,000)	(24,000)
Oil & gas	8,000	45,000
Other, primarily corporate	(170,000)	(235,000)
	(373,000)	(422,000)
Other income (expense):
Interest income	3,000	1,000
Interest expense	(224,000)	(239,000)
Equity in net earnings of unconsolidated affiliates	-	51,000
Gain on sale of assets	2,000	-
Other	20,000	(1,000)
Minority interest in operations of consolidated subsidiary	-	5,000

Loss from continuing operations before income taxes	(572,000)	(605,000)

Income tax benefit (expense) (note 6)	-	-

Loss from continuing operations	(572,000)	(605,000)

Loss from discontinued operations (note 3)	(1,000)	(28,000)

Net loss	$ (573,000)	$ (633,000)

Net earnings (loss) per average common share outstanding:
Basic and diluted:
Loss from continuing operations	$ (0.10)	$ (0.11)
Earnings (loss) from discontinued operations	(0.00)	0.00

Net loss	$ (0.10)	$ (0.11)

Weighted average common shares outstanding:
Basic and diluted	5,816,000	5,592,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)
							Accumu-lated Other Compre-hensive Income (loss)	Total Common Shareholders' Equity (Deficiency)

					Capital in Excess of Par Value	Accumulated Deficit
	Preferred		Common
	Shares	Stock	Shares	Stock

Balance, December 31, 2005	27,838	$889,000	5,472,968	$4,000	$38,509,000	$(45,374,000)	$(11,000)	$(5,983,000)

Net loss	-	-	-	-	-	(1,554,000)	-	(1,554,000)

Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	33,000	33,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,521,000)

Issuance of stock for warrants exercised	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt	-	-	10,000	-	6,000	-	-	6,000

Share-based compensatio related to employee stock compensation	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	145,000	-	-	145,000

Issuance of shares pursuant to deferred compensation plan	-	-	98,612	-	-	-	-	-

Balance, December 31, 2006	27,838	889,000	5,591,580	4,000	38,665,000	(46,928,000)	22,000	(7,348,000)

Net loss (unaudited)	-	-	-	-	-	(573,000)	-	(573,000)

Comprehensive income (loss) (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	8,000	8,000

Total comprehensive loss (unaudited)	-	-	-	-	-	-	-	(565,000)

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	36,000	-	-	36,000

Balance, March 31, 2007 (unaudited)	27,838	$889,000	5,591,580	$4,000	$38,701,000	$(47,501,000)	$30,000	$(7,877,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Operating activities:
Cash received from customers	$ 420,000	$ 527,000
Cash paid to suppliers and employees	(677,000)	(1,281,000)
Interest received	3,000	1,000
Interest paid	(50,000)	(241,000)
Taxes paid	-	(28,000)
Operating cash flows of discontinued operations	-	(26,000)
Net cash used in operating activities	(304,000)	(1,048,000)

Investing activities:
Acquisition of property, plant and equipment	(94,000)	(3,999,000)
Acquisition of intangibles	-	(8,000)
Proceeds from sale of assets	36,000	-
Proceeds from redemption of investment account	-	107,000
Other	-	17,000
Net cash used in investing activities	(58,000)	(3,883,000)

Financing activities:
Proceeds from term notes	150,000	332,000
Payments on line of credit and term notes	(32,000)	(15,000)
Proceeds from related party debt	-	4,570,000
Payments on related party debt	-	(139,000)
Proceeds from exercise of warrants	-	4,000
Advance from related party for investment in fifty
percent-owned subsidiary in China	60,000	-
Advance to related party	(5,000)	-
Proceeds received on loans	35,000	-
Other	-	14,000
Net cash provided by financing activities	208,000	4,766,000

Net increase (decrease) in cash and cash equivalents	(154,000)	(165,000)

Cash and cash equivalents at beginning of period	270,000	363,000

Cash and cash equivalents at end of period	$ 116,000	$ 198,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Net loss	$ (573,000)	$ (633,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	47,000	46,000
Gain on sale of assets	(2,000)	-
Equity in operations of unconsolidated affiliates	-	(13,000)
Non cash compensation expense	36,000	39,000
Minority interest in consolidated subsidiary	-	(5,000)
Decrease in accounts receivable, prepaid
expenses and other current assets	59,000	40,000
Increase in inventories	(5,000)	(35,000)
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	134,000	(487,000)
Net cash used in operating activities	$ (304,000)	$ (1,048,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company’s 2006 annual report on Form 10-K.

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

The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the China (“China”) Segment, (4) the e-Commerce (“e-Commerce”) Segment, and (5) the Oil & Gas (“Oil & Gas”) Segment.

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

Inventories

Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at March 31, 2007, was made up of raw materials of $52,000, work-in-process of $45,000 and finished goods of $113,000. Inventories at December 31, 2006 consisted of raw materials of $73,000, work-in-process of $29,000 and finished goods of $103,000. The inventories are valued at the lower of cost or market on the first-in, first-out method.

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

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. The remaining 26,250 options outstanding under the 1993 Plan lapsed without exercise in 2006. At March 31, 2007, there were no options outstanding under the 1993 Plan.

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was less than $4,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of March 31, 2007, there was $30,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 10 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the three-month periods ended March 31, 2007 or 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2007 is presented below:

			Weighted Average Remaining Contractual Term
		Weighted Average		Average Intrinsic

	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2006:	30,000	$1.53	9.08	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-		-
Options outstanding at March 31, 2007	30,000	$1.53	9.08	-
Options exercisable at March 31, 2007	-	-	-	-
Options vested and options expected to vest at March 31, 2007	30,000	$1.53	9.08	-

Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations have increased in each of the last three fiscal years. The Company has incurred operating losses and negative cash flows from operations during each of the last five fiscal years. The Company commenced projects in both its Coal and China Segments in 2005. Although both projects were completed, to date they have failed to generate positive cash flow. Nonetheless, both segments reflected decreased operating losses in the quarter ended March 31, 2007, as a result of (i) the deconsolidation of Beard Pinnacle and (ii) the reduction of operating expenses in the China fertilizer plant. See “Additional Details” below. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable during the last three fiscal years and will not make it profitable in 2007. In the CO2 Segment where revenues, profit and cash flow were on a sharp upward trend during the last three fiscal years, there was a reversal of this trend in the first quarter of 2007. It is believed that such reversal is a temporary aberration. The $100,000,000 expansion of the McElmo Dome field that is currently in progress has caused the production from some of the wells in the field to be curtailed while in-fill drilling is underway. The Oil & Gas Segment reflected disappointing results for the current quarter as both production and prices were down sharply.

During the three years ended December 31, 2006, the Company took several steps which reduced its negative cash flow to some degree, including salary deferrals by its Chairman and President and deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”) and suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Five private debt placements raised gross proceeds of $5,279,000 during such period and an additional $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding had increased to more than $14,150,000 as of March 31, 2007, including $2,800,000 of equity provided by affiliates of the pond owner. In addition, the Company secured a $350,000 long-term bank credit facility in March of 2006. These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $62,000 of short-term loans from the Company’s Note holders and (iii) the $105,000 of additional convertible notes discussed above. These measures have enabled the Company to continue operating.

The negative result of the above has been a substantial amount of dilution to the Company’s common equity. From January 1, 2004 through March 31, 2007, a total of 552,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) were issued in connection with the private debt placements, and 800,000 Stock Units (as adjusted for the 2-for-1 stock split effected in August of 2004) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period the $4,184,000 of convertible notes were also issued which were convertible into 3,506,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in November of 2005, 56,000 in January of 2006 and another 42,000 in June of 2006. In addition, 25,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures).

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

Due to cost over-runs of more than $3,000,000, the investor group has elected, effective October 1, 2006, to exercise their option to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company which owns the Project, and reduce the Company’s interest therein to 25%. As a result, the Company was precluded from obtaining the USDA-guaranteed financing for the Project and the pond owner become the permanent source of financing. The Project, which produced its first coal in October of 2006, achieved a low rate of production during the ramp-up period due to initial start-up problems with the plant. Effective May 11, 2007, the Company and the PinnOak parties agreed to terminate most of the agreements governing the Pinnacle Project. The Company gave up its remaining 25% interest in the Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by the pond owner totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project.

Despite the fact that the pond owner was providing all of the financing for the Project, the Company was deemed to own 100% of the Project until the investor group subscribed to their ownership effective September 30, 2006. Effective October 1, 2006 the Company’s ownership percentage was reduced to 25% and the investor group took control of the Project. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

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

The Company's working capital position has improved significantly as a result of the deconsolidation of BPLLC. Nonetheless, liquidity remains extremely tight. The Company is currently pursuing a $1,500,000 long-term bank loan to be collateralized by a priority security position in McElmo Dome. If, as expected, this loan is closed on or before May 31, 2007, all of the Company’s short-term debt and the current maturities of its long-term debt will be eliminated, adding $920,000 to working capital, and at least $500,000 to cash. The total improvement in the Company’s working capital position will depend upon the amount of the long-term loan that is deemed to be current maturities, which has not yet been determined.

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three-month period ended March 31, 2007 or March 31, 2006. The Company recorded $1,000 in losses for this segment for each of the three-month periods ended March 31, 2007 and March 31, 2006. As of March 31, 2007, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at March 31, 2007. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by September 30, 2007.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first three months of 2007 or 2006. The Company recorded a loss of $27,000 for the first quarter of 2006 as a result of moving certain assets to a location near its headquarters to facilitate their sale. The segment recorded a loss of less than $200 for the first quarter of 2007. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2007. As of March 31, 2007, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2007.

(4) Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.64163303 shares on March 31, 2007 (total of 296,241 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below $1.38308329 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5) Loss Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the 2005 DSC Plan. The shares in the 2005 DSC Plan are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2006 computation except for 42,370 shares which were distributed in the second quarter of 2006. In the first quarter of 2007, the computation includes 66,135 of such shares which are distributable in 2007. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 415,408 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2008 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three-month periods ended March 31, 2007 and 2006 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three Months Ended March 31,
	2007	2006
Basic and diluted EPS:
Weighted average common shares outstanding	5,591,580	5,522,565
Weighted average shares in the 2003-2 Deferred Stock Compensation Plan treated as common stock equivalents	66,135	42,370
Weighted average shares in the 2005 Deferred Stock Compensation Plan treated as common stock equivalents	158,780	27,164
	5,816,495	5,592,099

(6) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded no provisions for income taxes for either the three-month period ended March 31, 2007 or March 31, 2006.

At March 31, 2007, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2007-2008	$ 41,100
Federal regular tax operating loss carryforwards	2021-2027	$ 3,600
Tax depletion carryforward	Indefinite	$ 3,000

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate tax authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The Company files numerous consolidated and separate returns in the United States federal and state jurisdictions and in China. The statute of limitations for the tax years 1992 – 1993 and 2001 – 2002 are closed except as to the proper amount of net operating loss carryover to open years. The statute of limitations for the tax years 2003 – 2006 remain open to examination by the federal and most state authorities in which the Company has transacted business. No income tax returns are currently under audit and no extensions of statutes of limitations have been granted. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets. In the event it is determined that the Company will realize sufficient future taxable income and a portion or all of the previously recorded valuation allowance is no longer needed, the Company will reduce the valuation allowance by providing an income tax benefit in the period that such a determination is made. Based upon its ongoing assessment, management has concluded that the adoption of FIN 48 had no impact on the Company’s consolidated financial statements. The Company’s policy is to record interest on tax assessments, if any, as interest expense and penalties, if any, as a component of general and administrative expenses.

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first quarters of 2007 and 2006. The segments are Coal, Carbon Dioxide, China, e-Commerce and Oil & Gas.

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

	Coal	Carbon Dioxide	China	e-Commerce	Oil & Gas	Totals
Three months ended March 31, 2007
Revenues from external customers	$ -	$ 296	$ 29	$ 5	$ 17	$ 347
Segment profit (loss)	(162)	207	(249)	(22)	10	(216)
Segment assets	266	671	731	23	332	2,023

Three months ended March 31, 2006
Revenues from external customers	$ 6	$ 335	$ 80	$ 5	$ 56	$ 482
Segment profit (loss)	(258)	289	(248)	(24)	45	(196)
Segment assets	6,197	520	649	23	362	7,751

Reconciliation of total reportable segment loss to consolidated loss from continuing operations before income taxes is as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Total loss for reportable segments	$ (216)	$ (196)
Net corporate costs not allocated to segments	(356)	(409)
Total consolidated loss from continuing operations before income taxes	$ (572)	$ (605)

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

The following discussion focuses on material changes in our financial condition since December 31, 2006 and results of operations for the quarter ended March 31, 2007, compared to the prior year first quarter. Such discussion should be read in conjunction with our financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2006 Form 10-K (the “Form 10-K”).

Overview

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The China Segment is in the business of manufacturing fertilizer in China. The e-Commerce Segment is engaged in a strategy to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

Our revenues from continuing operations have been on an uptrend, increasing in each of the last three fiscal years. Most of the increase was attributable to the CO2 Segment where the implementation of the McElmo Dome settlement agreement resulted in increased production and better pricing. There was a reversal of this trend in the first quarter of 2007, which is believed to be a temporary aberration. The $100,000,000 expansion of the McElmo Dome Field, currently in progress, has caused production from some of the wells in the field to be curtailed while in-fill drilling is underway. The Oil & Gas Segment reflected disappointing results in the current quarter as both production and prices were down sharply. Anticipated production increases from the Pinnacle Plant in the Coal Segment and from our China fertilizer plant have failed to materialize due to (i) the deconsolidation of Beard Pinnacle and (ii) the failure of the China plant to meet its targeted sales and production goals. However, both segments reflected decreased operating losses in the first quarter of 2007 as a result of reduced operating expenses.

Material changes in financial condition - March 31, 2007 as compared with December 31, 2006.

The following table reflects changes in our financial condition during the periods indicated:

	March 31,	December 31,	Increase
	2007	2006	(Decrease)

Cash and cash equivalents	$ 116,000	$ 270,000	$ (154,000)

Working capital	$ (1,076,000)	$ (271,000)	$ (805,000)

Current ratio	0.37 to 1	0.76 to 1

During the first quarter of 2007, we obtained 90-day term loans totaling $212,000 to fund operations. Our CO2 Segment provided working capital of $210,000. We used $82,000 to repay debt and accrued interest. In February of 2007 we sold an additional $105,000 of our 12% Convertible Subordinated Notes due February 15, 2010. Sale of these notes added $105,000 to working capital. We used $164,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $232,000 in connection with the fertilizer operations in China. Also, we used $27,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

During the quarter our working capital decreased by $805,000 from $(271,000) as of December 31, 2006. $457,000 of our long-term debt which became current during the period accounted for most of the decrease; the addition of $212,000 of short-term debt also contributed to the decline. We are currently pursuing a $1,500,000 long-term bank loan to be collateralized by a priority security position in McElmo Dome. If, as expected, we are able to close this loan no later than May 31, 2007, we will eliminate all of our short-term debt and the current maturities of our long-term debt, adding $920,000 to working capital, and add at least $500,000 to cash. The total improvement in our working capital position will depend upon the amount of the long-term loan that is deemed to be current maturities, which has not yet been determined.

Our principal business is coal reclamation, and this is where management’s operating attention is primarily focused. Since the deconsolidation of Beard Pinnacle the Coal Segment has been diligently pursuing new projects and has several in various stages of development. We have a signed letter of intent on one of the projects; however, no definitive contracts have been signed, and there is no assurance that the required financing will be obtained or that any of the projects will materialize.

As discussed in our 2006 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first quarter of 2007, we and our partner each advanced US$60,000 in order to support such operations. We believe that no additional advances will be required after August of 2007.

We believe that the pending $1,500,000 bank loan will provide sufficient working capital to sustain our activities until the cash flow from the coal recovery projects under development has increased enough to solve the problem. Although we feel there is a high degree of certainty that the bank loan will materialize, there is no assurance that such will be the case. If there are delays in closing this loan, or if the coal projects under development do not generate sufficient cash flow to cover the shortfall, then we must sell a portion of one of our investments in order to remedy our liquidity problem.

The trial in the Coalition Managers Litigation has now been concluded, with the jury dismissing all of the claims against the managers. In addition, the Judge has ruled that the Plaintiff must pay all of the costs incurred by the Defendants, which amounted to more than $398,000. If all of these funds are received and after all expenses have been paid, we anticipate there will be more than $867,000 in the defense fund for distribution to the Coalition members, with approximately 22% thereof to be distributed to us.

There is also the possibility that we may receive funds from the arbitration that may occur if our Motion to Vacate the Opinion filed in November of 2006 should be granted. (See “PART II – Item 1. Legal Proceedings. McElmo Dome Litigation”).

Material changes in results of operations - Quarter ended March 31, 2007 as compared with the Quarter ended March 31, 2006.

We recorded a $573,000 loss for the first quarter of 2007 compared to the $633,000 loss reported for the first quarter of 2006. The operating loss in the Coal Segment decreased by $94,000 to $164,000 for the first quarter of 2007. The operating profit in the CO2 Segment decreased $82,000. The China Segment incurred an operating loss of $232,000 for the first quarter of 2007 compared to $239,000 for the same period in 2006. The e-Commerce Segment incurred operating losses of $22,000 for the first quarter of 2007 compared to $24,000 in the first quarter of 2006. The Oil & Gas Segment recorded a profit of $8,000 for the first quarter of 2007 compared to $45,000 for the same period in 2006. The operating loss in Other activities for the first quarter of 2007 decreased $65,000 compared to the same period in 2006. As a result, the operating loss for the current quarter decreased $49,000 to $373,000 versus $422,000 in the corresponding quarter of the prior year.

Operating results of our primary operating Segments are reflected below:

	2007	2006
Operating profit (loss):
Coal reclamation	$(164,000)	$(258,000)
Carbon dioxide	207,000	289,000
China	(232,000)	(239,000)
e-Commerce	(22,000)	(24,000)
Oil & gas	8,000	45,000
Subtotal	(203,000)	(187,000)
Other	(170,000)	(235,000)
	$(373,000)	$(422,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities.

Coal reclamation

The segment recorded no revenues in the first quarter of 2007 compared to $6,000 for the same period in 2006. Operating costs decreased $97,000 to $161,000 for the first quarter of 2007 compared to $258,000 for the same period in 2006, as the segment no longer bore the operating costs related to the construction costs associated with the Pinnacle Project. Our subsidiary became a minority partner in the project effective October 1, 2006 when the now majority partner assumed control of the project. The net result was a corresponding decrease in the segment’s operating loss.

Carbon dioxide

First quarter 2007 operations reflected an operating profit of $207,000 compared to $289,000 for the 2006 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Operating revenues in this segment decreased $39,000 or 12% to $296,000 for the first three months of 2007 compared to $335,000 for the same period in 2006. The decrease in revenue was primarily due to a decrease in paid volumes to our interest, together with a slight decrease in pricing, and was compounded by an $40,000 increase in lifting costs for the current quarter.

China

The China Segment incurred an operating loss of $232,000 for the first three months of 2007 compared to $239,000 for the same period in 2006. Revenues decreased $51,000 to $29,000 for the first quarter of 2007 compared to $80,000 for the same period in 2006 as our product sales initiatives failed to produce the desired results. Sales volume decreased 62% from 352 tons for the first quarter of 2006 to 134 tons for the same period in 2007 and the average price received for the products sold decreased eight percent, as well. The segment had $59,000 less operating and SG&A costs for the first quarter of 2007 compared to the same period in 2006 as the plant in China scaled back some of its operations as a result of the poorer than expected sales.

e-Commerce

The e-Commerce Segment incurred an operating loss of $22,000 for the first quarter of 2007 versus an operating loss of $24,000 in the prior year quarter. The segment recorded revenues of $5,000 of royalty fee income for both first quarters of 2007 and 2006. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $2,000 less in SG&A costs in the 2007 first quarter than it did in the comparable 2006 quarter. Because of the snail’s pace at which the Visa lawsuit has been progressing, we had granted the managing member’s request to spend a portion of his time for six months assisting his wife in her newly purchased business. Accordingly, he received only half his normal salary during the period from February 1 through July 31, 2006. Salary expenses for the first quarter of 2007 were $7,000 higher for the first quarter of 2007 than the same period in 2006 but legal and accounting fees were $9,000 less for the first three months of 2007 compared to 2006.

Oil & Gas

The Oil & Gas Segment recorded $17,000 in revenues for the first quarter of 2007 compared to $56,000 for the same period in 2006. Production volumes were down 35% for the first quarter of 2007 compared to the first quarter in 2006. Prices declined by an average of 43% from the first quarter of 2006 to the first quarter of 2007. Operating costs totaled $5,000 and $7,000 for the first quarter of 2007 and 2006, respectively. As a result, the segment contributed only $8,000 of operating profit for the first quarter of 2007 compared to $45,000 for the same period in the prior year.

Other activities

Other operations, consisting primarily of general and corporate activities, generated a $65,000 smaller operating loss for the first quarter of 2007 as compared to the same period last year. The decreased loss for the first quarter of 2007 compared to the same period in 2006 was primarily the result of an allocation of $45,000 of overhead to the China Segment for professional services provided by the parent company to that segment and another $9,000 charged to other unconsolidated entities in which the Company has an interest.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter decreased $65,000 to $153,000 from $218,000 in the 2006 first quarter. $54,000 of the reduction is attributable to the allocation of additional overhead expenses to other segments and entities from “Other” activities. Professional fees decreased $11,000 for the 2007 quarter compared to the same period in 2006.

Depreciation, depletion and amortization expenses

Depreciation, depletion and amortization expenses (“DD&A”) increased $1,000 for the first quarter of 2007 compared to the same period of 2006. The increase was the net result of an increase in depreciation expense associated primarily with additional equipment in the CO2 Segment offset by reduced amortization expenses in the Coal Segment.

Other income and expenses

The other income and expenses for the first quarter of 2007 netted to a loss of $199,000 compared to $183,000 for the same period in 2006. Interest income was $3,000 for the first quarter of 2007 compared to $1,000 for the same period in 2006. Interest expense was $15,000 less in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the elimination of the amortization of the production payment associated with our 10% Debt which was due November 30, 2006. Our equity in earnings of unconsolidated affiliates reflected net income of $51,000 for the first quarter of 2006 compared to none for the same period in 2007. We recorded $51,000 as our share of earnings from our investment in Cibola Corporation in 2006. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. According to the terms of an agreement with the minority common and preferred shareholders of Cibola, the net worth of Cibola would had to have reached $50,000,000 before we could begin to receive our 80% share of any excess. The majority of the amount received in the first quarter of 2006 was the result of a negotiated settlement with the minority common shareholders regarding the termination of the agreement effective December 1, 2005. We realized $5,000 in reductions in expenses attributable to our operations in China for the first quarter of 2006 as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements with no comparable reduction for the first quarter of 2007.

Income taxes

We recorded no provisions for federal alternative minimum taxes or for state income taxes for either the first quarter of 2006 or 2007. We have not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $1,000 from our discontinued operations for the first quarter of 2007 compared to $28,000 for the same period in 2006, as a result of the discontinuance of two of our segments. The losses in 2006 were the result of expenses associated with transporting equipment for resale to a location near our headquarters which is expected to facilitate the sale of that equipment. As of March 31, 2007, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $40,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2007, we had total debt of $9,353,000 which included $461,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $8,892,000 of debt was $8,274,000 of long-term debt which had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At March 31, 2007, a 10% increase in market interest rates would have reduced the fair value of our debt by $96,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports it files is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed in the reports that it files is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO and CFO determined that the controls and procedures are adequate and effective. The evaluation resulted in no significant changes in those controls or in other factors that could significantly affect the controls, and no corrective actions with regard to significant deficiencies and material weaknesses.

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

On April 25, 2006, Magistrate Hagerty entered an Amended Scheduling Order in the civil action, pursuant to which discovery in this case has recommenced. Motions for summary judgment were entered by the Defendants on August 31, 2006. A five-day trial was concluded in Denver on April 20, 2007. The jury ruled against the Plaintiff and on May 3, 2007 Judge Miller (i) rendered a judgment in favor of the Defendants and against the Plaintiff on all of the Plaintiff’s claims and (ii) ruled that the Defendants could recover their costs upon filing a Bill of Costs within 10 days from the entry of judgment.

Defendants filed a Bill of Costs on May 15, 2007 to recover their costs totaling over $398,000. If the full amount is recovered, and after all remaining bills have been paid, we estimate that we will have approximately $867,000 remaining in the defense fund. We will receive approximately 22%, or $191,000 of the remaining funds.

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

Item 1A. Risk Factors.

Only the Risk Factors enumerated below have changed since the Form 10-K:

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($7,877,000) at March 31, 2007, and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in both our China and Coal Segments this year. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of March 31, 2007, we had $9,353,000 of total debt outstanding, including $461,000 of accrued interest to an affiliate of the Chairman, $647,000 of which debt is due in 2007. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have 10 firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. At March 31, 2007, 64.9% of our 5,591,580 outstanding shares are held by management and another 8.4% is held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 672,000 shares, notes convertible into 3,506,000 shares at March 31, 2007 and a total of 667,000 shares at March 31, 2007 in two DSC Plans scheduled for distribution in 2007 and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2006, we commenced a private debt placement of $700,000 of Series A 12% convertible subordinated notes (the “Series A Notes”) maturing on August 30, 2008, and also allowed holders of our outstanding $568,000 of Production Payments (the “Production Payment”) due on November 30, 2006 to tender their Production Payments in exchange for 12% convertible subordinated notes (the “Series B Notes”) maturing on November 30, 2008. We offered the Notes to provide the working capital to sustain our activities until the operations of our Pinnacle coal recovery plant in West Virginia and our China fertilizer plant were generating positive cash flow from operations.

On November 3, 2006, we filed a Current Report on Form 8-K reporting that we had exchanged $568,000.02 of the Series B Notes for Production Payments and had sold a total of $47,665.52 of the Series A Notes for cash, bringing the total sold or exchanged to such date to $615,665.54.

On November 6, 2006, we accepted a subscription from one of our Series A Noteholders for an additional $35,000 of the Series A Notes for cash, which was also used for working capital. Subsequent to the sale of this Note the offering was terminated.

All of the Series A and Series B Notes sold or exchanged are convertible at a Conversion Price of $1.00 per share into our common stock.

The Series A and Series B Notes were issued relying upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D. When the Series A and Series B Notes are converted to our common stock the issuance of the common stock will be exempted from registration by Section 3(a)(9) of the Securities Act which provides an exemption for “securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.”

On December 21, 2004, we commenced a private debt placement of our 12% Convertible Subordinated Notes due February 15, 2010 (the “12% Notes”) to raise a total of $1,500,000. On December 29, 2004 the offering amount was increased to $2,100,000. The holders of $255,000 of a previous issue of our 9% convertible subordinated notes (the “9% Notes”) were given the right to exchange their 9% Notes for the 12% Notes, and all of them elected to do so. On January 20, 2005 we filed a Current Report on Form 8-K reporting the exchange of these $255,000 of Notes and the sale of $90,000 of 12% Notes, for a total of $345,000. The offering was terminated on January 25, 2005 when an additional $1,755,000 of the 12% Notes were sold to a private investor. On January 26, 2005 we filed a Current Report on Form 8-K reporting this sale. All of the 12% Notes sold or exchanged are convertible at a Conversion Price of $1.00 per share into our common stock.

As of February 15, 2007, the holder of the $1,755,000 12% Note requested that it be issued an additional

$105,300 12% Note in lieu of the interest due on such date, and an additional 12% Note in such amount was issued which is also convertible at a Conversion Price of $1.00 per share into our common stock.

This additional 12% Note was issued relying upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D. When the additional 12% Note is converted to our common stock the issuance of the common stock will be exempted from registration by Section 3(a)(9) of the Securities Act which provides an exemption for “securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.”

All of the above sales were to "Accredited Investors" as defined in Rule 501 of Regulation D.

Item 3. Default upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Effective May 11, 2007, the Company and the PinnOak parties agreed to terminate most of the agreements governing our coal project in West Virginia (the Pinnacle Project). The Company gave up its remaining 25% interest in the Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by the pond owner totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project.

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

We will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112, Attention: Hue Green, Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	THE BEARD COMPANY

(Date)	May 21, 2007	/s/ Herb Mee, Jr.
Herb Mee, Jr., President and
Chief Financial Officer

(Date)	May 21, 2007	/s/ Jack A. Martine
Jack A. Martine, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorporated herein by reference
3.3	Registrant’s By-Laws as currently in effect.	Incorporated herein by reference

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