Form 10-Q
period 2007-06-30
BEARD CO /OK
filed 2007-08-20
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	[	]	Accelerated filer [	]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 15, 2007.

Common Stock $.0006665 par value – 5,657,715

Page 1 of 29 Pages

THE BEARD COMPANY

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

Balance Sheets – June 30, 2007 (Unaudited) and December 31, 2006	3

Statements of Operations - Three Months and Six Months ended June 30, 2007 and 2006 (Unaudited)	4

Statements of Shareholders’ Equity (Deficiency) - Year ended December 31, 2006

and Six Months ended June 30, 2007 (Unaudited)	5

Statements of Cash Flows – Six Months ended June 30, 2007 and 2006 (Unaudited)	6

Notes to Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A. Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures	29

Page 2 of 29 Pages

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$ 3,000	$ 270,000
Accounts receivable, less allowance for doubtful
receivables of $80,000 in 2007 and 2006	277,000	313,000
Inventories	131,000	205,000
Prepaid expenses and other assets	22,000	26,000
Current maturities of notes receivable	-	6,000
Assets of discontinued operations held for resale	20,000	20,000
Total current assets	453,000	840,000

Note receivable, less allowance for doubtful receivable of
$30,000 in 2006	-	7,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	58,000	58,000

Property, plant and equipment, at cost	3,232,000	2,925,000
Less accumulated depreciation, depletion and amortization	1,677,000	1,628,000
Net property, plant and equipment	1,555,000	1,297,000

Intangible assets, at cost	534,000	482,000
Less accumulated amortization	343,000	312,000
Net intangible assets	191,000	170,000

	$ 2,307,000	$ 2,422,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 228,000	$ 162,000
Accrued expenses	407,000	438,000
Short-term debt - related entities	-	200,000
Current maturities of long-term debt	191,000	271,000
Current maturities of long-term debt - related entities	475,000	-
Liabilities of discontinued operations held for resale	40,000	40,000
Total current liabilities	1,341,000	1,111,000

Long-term debt less current maturities	2,171,000	1,290,000

Long-term debt - related entities	7,084,000	7,236,000

Page 3 of 29 Pages

Other long-term liabilities	162,000	133,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000
shares authorized; 5,615,345 and 5,591,580 shares
issued and outstanding in 2007 and 2006, respectively	4,000	4,000
Capital in excess of par value	38,737,000	38,665,000
Accumulated deficit	(48,112,000)	(46,928,000)
Accumulated other comprehensive loss	31,000	22,000
Total shareholders' equity (deficiency)	(8,451,000)	(7,348,000)

Commitments and contingencies (note 7)
	$ 2,307,000	$ 2,422,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Coal reclamation	$ -	$ 7,000	$ -	$ 13,000
Carbon dioxide	310,000	361,000	606,000	696,000
China	87,000	101,000	116,000	181,000
e-Commerce	-	-	5,000	5,000
Oil & gas	20,000	40,000	37,000	96,000
	417,000	509,000	764,000	991,000
Expenses:
Coal reclamation	115,000	294,000	276,000	552,000
Carbon dioxide	87,000	56,000	163,000	92,000
China	338,000	284,000	589,000	594,000
e-Commerce	31,000	23,000	58,000	52,000
Oil & gas	8,000	7,000	13,000	14,000
Selling, general and administrative	172,000	218,000	325,000	436,000
Depreciation, depletion & amortization	50,000	50,000	97,000	96,000
	801,000	932,000	1,521,000	1,836,000
Operating profit (loss):
Coal reclamation	(117,000)	(293,000)	(281,000)	(551,000)
Carbon dioxide	205,000	292,000	412,000	581,000
China	(260,000)	(192,000)	(492,000)	(431,000)
e-Commerce	(30,000)	(23,000)	(52,000)	(47,000)
Oil & gas	8,000	29,000	16,000	74,000
Other, primarily corporate	(190,000)	(236,000)	(360,000)	(471,000)
	(384,000)	(423,000)	(757,000)	(845,000)
Other income (expense):
Interest income	2,000	4,000	5,000	5,000
Interest expense	(229,000)	(258,000)	(453,000)	(497,000)
Equity in operations of unconsolidated affiliates	-	-	-	51,000

Page 4 of 29 Pages

Gain on sale of assets	-	7,000	2,000	7,000
Minority interest in operations of
consolidated subsidiary	-	3,000	-	8,000
Other	1,000	-	21,000	(1,000)

Loss from continuing operations
before income tax benefit (expense)	(610,000)	(667,000)	(1,182,000)	(1,272,000)
Income tax benefit (expense)	-	-	-	-

Loss from continuing operations	(610,000)	(667,000)	(1,182,000)	(1,272,000)

Earnings (loss) from discontinued operations	(1,000)	2,000	(2,000)	(26,000)
Earnings (loss) from discontinued operations	(1,000)	2,000	(2,000)	(26,000)
Net loss	$ (611,000)	$ (665,000)	$ (1,184,000)	$ (1,298,000)

Net loss per average common share outstanding:
Basic and diluted:
Loss from continuing operations	$(0.10)	$(0.12)	$(0.20)	$(0.23)
Earnings (loss) from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net loss	$(0.10)	$(0.12)	$(0.20)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	5,862,000	5,638,000	5,839,000	5,619,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)
							Accumu-
							lated
							Other	Total
							Compre-	Common
					Capital in		hensive	Shareholders'
	Preferred		Common		Excess of	Accumulated	Income	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	(loss)	(Deficiency)
Balance, December 31, 2005	27,838	$889,000	5,472,968	$4,000	$38,509,000	$(45,374,000)	$(11,000)	$(5,983,000)

Net loss	-	-	-	-	-	(1,554,000)	-	(1,554,000)
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	33,000	33,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,521,000)

Issuance of stock for warrants exercised	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt	-	-	10,000	-	6,000	-	-	6,000

Share-based compensation related to employee stock compensation	-	-	-	-	1,000	-	-	1,000

Page 5 of 29 Pages

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	145,000	-	-	145,000

Issuance of shares pursuant to deferred compensation plan	-	-	98,612	-	-	-	-	-

Balance, December 31, 2006	27,838	889,000	5,591,580	4,000	38,665,000	(46,928,000)	22,000	(7,348,000)

Net loss (unaudited)	-	-	-	-	-	(1,184,000)	-	(1,184,000)
Comprehensive income (loss) (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	9,000	9,000

Total comprehensive loss (unaudited)	-	-	-	-	-	-	-	(1,175,000)

Share-based compensation related to employee stock options (unaudited)	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	71,000	-	-	71,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	23,765	-	-	-	-	-

Balance, June 30, 2007 (unaudited)	27,838	$889,000	5,615,345	$4,000	$38,737,000	$(48,112,000)	$31,000	$(8,451,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Operating activities:
Cash received from customers	$ 792,000	$ 1,088,000
Cash paid to suppliers and employees	(1,298,000)	(2,361,000)
Interest received	5,000	4,000
Interest paid	(192,000)	(268,000)
Taxes (paid) refunded	-	(28,000)
Operating cash flows of discontinued operations	(3,000)	(27,000)
Net cash used in operating activities	(696,000)	(1,592,000)

Investing activities:
Acquisition of property, plant and equipment	(263,000)	(6,580,000)
Acquisition of intangibles	(4,000)	-

Page 6 of 29 Pages

Proceeds from sale of assets	21,000	7,000
Proceeds from sale of assets of discontinued operations	-	3,000
Proceeds from redemption of investment account	-	107,000
Other	(1,000)	42,000
Net cash used in investing activities	(247,000)	(6,421,000)

Financing activities:
Proceeds from term notes	1,285,000	392,000
Payments on line of credit and term notes	(463,000)	(29,000)
Proceeds from related party debt	130,000	7,615,000
Payments on related party debt	(330,000)	(164,000)
Capitalized costs associated with issuance of debt	(47,000)	(13,000)
Advance from related party for investment in fifty
percent-owned subsidiary in China	78,000	-
Advance to related party	(14,000)	-
Proceeds from exercise of warrants	-	4,000
Payments received on notes receivable	35,000	4,000
Other	2,000	13,000
Net cash provided by financing activities	676,000	7,822,000

Net decrease in cash and cash equivalents	(267,000)	(191,000)

Cash and cash equivalents at beginning of period	270,000	363,000

Cash and cash equivalents at end of period	$ 3,000	$ 172,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities:

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Net loss	$ (1,184,000)	$ (1,298,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	97,000	96,000
Gain on sale of assets	(2,000)	(7,000)
Gain on sale of assets of discontinued operations	-	(3,000)
Equity in operations of unconsolidated affiliates	-	(51,000)
Noncash compensation expense	72,000	72,000
Minority interest in consolidated subsidiary	-	(8,000)
Other	-	(2,000)
Decrease in accounts receivable, prepaid expenses
and other current assets	42,000	75,000
(Increase) decrease in inventories	74,000	(46,000)

Page 7 of 29 Pages

Increase (decrease) in accounts payable, accrued
expenses and other liabilities	205,000	(420,000)
Net cash used in operating activities	$ (696,000)	$ (1,592,000)

See accompanying notes to financial statements.

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

The results of operations for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at June 30, 2007, was made up of raw materials of $53,000, work-in-process of $5,000 and finished goods of $73,000. Inventories at December 31, 2006 consisted of raw materials of $73,000, work-in-process of $29,000 and finished goods of $103,000. The inventories are valued at the lower of cost or market on the first-in, first-out method.

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

Page 8 of 29 Pages

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

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. The remaining 26,250 options outstanding under the 1993 Plan lapsed without exercise in 2006. At June 30, 2007, there were no options outstanding under the 1993 Plan.

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2007 was less than $2,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of June 30, 2007, there were $44,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of nine years.

Page 9 of 29 Pages

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the three or six-month periods ended June 30, 2007 or 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the six-month periods ended June 30, 2007 is presented below:

Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2006:	30,000	$1.53	9.33	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-		-
Options outstanding at June 30, 2007	30,000	$1.53	8.83	-
Options exercisable at June 30, 2007	-	-	-	-
Options vested and options expected to vest at June 30, 2007	30,000	$1.53	8.83	-

Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations have increased in each of the last three fiscal years. The Company has incurred operating losses and negative cash flows from operations during each of the last five fiscal years. The Company commenced projects in both its Coal and China Segments in 2005. Although both projects were completed, to date they have failed to generate positive cash flow. The Coal Segment reflected decreased operating losses in both the three and six-month periods ended June 30, 2007, as a result of the deconsolidation of Beard Pinnacle. The China Segment reflected increased operating losses for the three and six-month periods ended June 30, 2007. Prices for the segment’s product were lowered by roughly 20% for the second quarter of 2007 in an unsuccessful effort to maintain or improve market share. The China Segment was also charged $15,000 per month by the parent for accounting services and other overhead items provided by the parent. See “Additional Details” and Note 8 below. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable during the last three fiscal years and will not make it profitable in 2007. In the CO2 Segment where revenues, profit and cash flow were on a sharp upward trend during the last three fiscal years, there was a reversal of this trend in the three and six-month periods ended June 30, 2007. It is believed that such reversal is a temporary aberration. The Oil & Gas Segment reflected disappointing results for the three and six-month periods ended June 30, 2007, as both production and prices were down sharply.

During the three years ended December 31, 2006, the Company took several steps which reduced its negative cash flow to some degree, including salary deferrals by its Chairman and President and deferrals of directors’ fees into its Deferred

Page 10 of 29 Pages

Stock Compensation Plans (the “DSC Plans”) and suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Five private debt placements raised gross proceeds of $5,279,000 during such period and an additional $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding had increased to more than $14,150,000 as of April 30, 2007, including $2,800,000 of equity provided by affiliates of the pond owner. In addition, the Company secured a $350,000 long-term bank credit facility in March of 2006. These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $62,000 of short-term loans from the Company’s Note holders and (iii) the $105,000 of additional convertible notes discussed above. These measures enabled the Company to continue operating until the events described below under Additional Details had occurred.

The negative result of the above has been a substantial amount of dilution to the Company’s common equity. From January 1, 2004 through June 30, 2007, a total of 552,240 warrants (as adjusted for the 2-for-1 stock split effected in August of 2004) were issued in connection with the private debt placements, and 857,000 Stock Units (as adjusted for the 2-for-1 stock split effected in August of 2004) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $4,184,000 of convertible notes were also issued which were convertible into 3,506,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in November of 2005, 56,000 in January of 2006, 42,000 in June of 2006, 24,000 in June of 2007, and another 42,000 in July of 2007. In addition, 25,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures).

Additional Details

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment had a signed contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”) and commenced construction on the project in September of 2005. The Company obtained commitments for (i) $2,800,000 of equity for the Project provided by a group of investors (the “Group”) who are affiliates of PinnOak Resources, LLC (“PinnOak”), the pond owner, in exchange for 50% ownership in the Project; and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. PinnOak committed to fund or to arrange the funding for the project if the guaranty was not obtained.

Due to cost over-runs of more than $3,000,000, the Group elected, effective October 1, 2006, to exercise their option to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company which owns the Project, and reduce the Company’s interest therein to 25%. As a result, the Company was precluded from obtaining the USDA-guaranteed financing for the Project and PinnOak became the permanent source of financing. Despite the fact that PinnOak was providing all of the financing for the Project, the Company was deemed to own 100% of the Project until the Group subscribed to their ownership effective September 30, 2006. Effective October 1, 2006 the Company’s ownership percentage was reduced to 25% and the Group took control of the Project. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

The Project, which produced its first coal in October of 2006, achieved a low rate of production during the ramp-up period due to initial start-up problems with the plant. Effective May 11, 2007, the Company and the PinnOak parties agreed to terminate most of the agreements governing the Pinnacle Project. The Company gave up its remaining 25% interest in the Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by PinnOak totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project. In addition, the Company’s ownership percentage in the Project was reduced to zero.

Meanwhile, the Coal Segment is actively pursuing a number other projects which it has under development, and has recently signed a letter of intent for a new project. The timing of this project and the other projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. No definitive contracts have as yet been signed on the newly-committed project, and there is no assurance that the required financing will be obtained or that it or any of the other projects under development will materialize.

To date the China fertilizer plant has not marketed sufficient product to reach its projected breakeven point. Several new marketing initiatives have been undertaken, but all were unsuccessful. The Company has engaged an investment banking

Page 11 of 29 Pages

firm to explore available alternatives including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner. It is also exploring the possibility of manufacturing product for a Chinese company which currently produces liquid fertilizer and has announced its intention to expand into the granular fertilizer business. It is not possible to determine whether additional advances will be required until our exploratory efforts have been concluded.

The Company’s working capital position has deteriorated by $617,000 since December 31, 2006 to $(888,000) at June 30, 2007. On June 8, 2007, however, the Company consummated a $1,500,000 long-term bank revolving reducing line of credit collateralized by a priority position in its interest in the McElmo Dome field. All of the parent’s short-term debt and the current maturities of its long-term debt, along with accrued interest, were eliminated, resulting in a $614,000 improvement in its working capital position. Without the new line of credit and the debt paydown, the Company’s working capital position would have worsened by $1,416,000 for the six months ended June 30, 2007 compared to year-end 2006. The decrease would have been $457,000 smaller except for the fact that a portion of a subsidiary’s long-term debt became current during the period. At June 30, 2007, $415,000 remained available under the line of credit. Initially, the Company could borrow up to $1,500,000 under the line but that limit reduces by $50,000 per month starting on July 31, 2007 and is to be fully repaid by December 31, 2008. The line accrues interest at 1.5% above the Wall Street Journal Prime Rate which is currently 8.25%. Additionally, the Company paid $30,000, which the Company capitalized, to another note holder to subordinate his note to the new lender.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and is currently negotiating for the sale of certain other assets to generate additional cash, and expects to arrange short-term loans, if necessary, to satisfy our liquidity needs until such sales have been concluded. The Company also believes there is a chance of receiving an award in connection with the binding arbitration the Plaintiffs lost in August of 2006. An appeal concerning the decision reached on the arbitration was filed in November of 2006. In addition, the Coalition Managers Litigation has now been concluded, and we expect to receive approximately $99,000 from the defense fund prior to September 30, 2007.

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three or six-month periods ended June 30, 2007 or June 30, 2006. The Company recorded $1,000 in losses for this segment for each of the six-month periods ended June 30, 2007 and June 30, 2006. As of June 30, 2007, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at June 30, 2007. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2007.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first six months of 2007 or 2006. The Company recorded a loss of $28,000 for the first quarter of 2006 as a result of moving certain assets to a location near its headquarters to facilitate their sale. This loss was partially offset by a gain of $3,000 in the second quarter of 2006, resulting in a loss for the six-month period of $25,000. The segment recorded a loss of less than $200 for the first quarter of 2007. An additional loss in the second quarter brought the total loss for the six-month period of 2007 up to $1,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2007. As of June 30, 2007, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2007.

(4) Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.64163303 shares on June 30, 2007 (total of 296,241 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock

Page 12 of 29 Pages

Compensation Plan, in each case at an exercise, conversion or grant price below $1.38308329 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5) Loss Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the 2005 DSC Plan. The shares in the 2005 DSC Plan are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2006 computation except for 42,370 shares which were distributed in the second quarter of 2006. In the first half of 2007, the computation includes 23,765 shares which were distributed in June of 2007 and 42,370 shares which were distributed in July of 2007. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 415,408 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2008 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three and six-month periods ended June 30, 2007 and 2006 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three	Months Ended	For the Six	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic and Diluted EPS:
Weighted average common shares outstanding	5,802,187	5,585,921	5,776,417	5,579,370
Weighted average shares in 2003-2 deferred stock compensation plan treated as common stock equivalents	59,476	51,591	62,787	39,445
	5,861,663	5,637,512	5,839,204	5,618,815

(6) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded no provisions for income taxes for either of the three or six-month periods ended June 30, 2007 or June 30, 2006.

At June 30, 2007, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2007-2008	$ 41,100
Federal regular tax operating loss carryforwards	2021-2027	$ 4,200
Tax depletion carryforward	Indefinite	$ 3,000

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate tax authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The Company files numerous consolidated and separate returns in the United States federal and state jurisdictions and in China. The statute of limitations for the tax years 1992-1993 and 2001-2002 are

Page 13 of 29 Pages

closed except as to the proper amount of net operating loss carryover to open years. The statute of limitations for the tax years 2003–2006 remain open to examination by the federal and most state authorities in which the Company has transacted business. No income tax returns are currently under audit and no extensions of statutes of limitations have been granted. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets. In the event it is determined that the Company will realize sufficient future taxable income and a portion or all of the previously recorded valuation allowance is no longer needed, the Company will reduce the valuation allowance by providing an income tax benefit in the period that such a determination is made. Based upon its ongoing assessment, management has concluded that the adoption of FIN 48 had no impact on the Company’s consolidated financial statements. The Company’s policy is to record interest on tax assessments, if any, as interest expense and penalties, if any, as a component of general and administrative expenses.

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first half of 2007 and 2006. The segments are Coal, Carbon Dioxide, China, e-Commerce and Oil & Gas.

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

General corporate assets and expenses are not allocated (except for $15,000 per month of "Other" expenses charged to the China Segment beginning in December 2006) to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

Page 14 of 29 Pages

		Carbon
	Coal	Dioxide	China	e-Commerce	Oil & Gas	Totals
Three months ended June 30, 2007
Revenues from external customers	$ -	$ 310	$ 87	$ -	$ 20	$ 417
Segment profit (loss)	(117)	205	(277)	(30)	8	(211)

Three months ended June 30, 2006
Revenues from external customers	$ 7	$ 361	$ 101	$ -	$ 40	$ 509
Segment profit (loss)	(293)	292	(203)	(24)	38	(190)

Six months ended June 30, 2007
Revenues from external customers	$ -	$ 606	$ 116	$ 5	$ 37	$ 764
Segment profit (loss)	(279)	412	(526)	(52)	18	(427)
Segment assets	232	840	609	18	323	2,022

Six months ended June 30, 2006
Revenues from external customers	$ 13	$ 696	$ 181	$ 5	$ 96	$ 991
Segment profit (loss)	(551)	581	(451)	(47)	83	(385)
Segment assets	9,510	529	638	18	356	11,051

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and six-month periods ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Total loss for reportable segments	$ (211)	$ (190)	$ (427)	$ (385)
Net corporate expenses not allocated to segments	(399)	(477)	(755)	(887)
Total consolidated loss for continuing operations before income taxes	$ (610)	$ (667)	$ (1,182)	$ (1,272)

Page 15 of 29 Pages

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

The following discussion focuses on material changes in our financial condition since December 31, 2006 and results of operations for the quarter ended June 30, 2007, compared to the prior year second quarter and the six months ended June 30, 2007 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2006 Form 10-K.

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

Our revenues from continuing operations have been on an uptrend, increasing in each of the last three fiscal years. Most of the increase was attributable to the CO2 Segment where the implementation of the McElmo Dome settlement agreement resulted in increased production and better pricing. There was a reversal of this trend in the first half of 2007, which is believed to be a temporary aberration. The Oil & Gas Segment reflected disappointing results in the first six months of 2007 as both production and prices were down sharply. Anticipated production increases from the Pinnacle Plant in the Coal Segment and from our China fertilizer plant failed to materialize due to (i) the deconsolidation of Beard Pinnacle and (ii) the failure of the China plant to meet its targeted sales and production goals.

Page 16 of 29 Pages

Material changes in financial condition – June 30, 2007 as compared with December 31, 2006.

The following table reflects changes in the Company's financial condition during the periods indicated:

	June 30,	December 31,	Increase
	2007	2006	(Decrease)

Cash and cash equivalents	$ 3,000	$ 270,000	$ (267,000)

Working capital	$ (888,000)	$ (271,000)	$ (617,000)

Current ratio	0.34 to 1	0.76 to 1

During the first six months of 2007, we obtained 90-day term loans totaling $212,000 to fund operations. Our CO2 Segment provided working capital of $412,000. We used $82,000 to repay debt and accrued interest. In February of 2007 we sold an additional $105,000 of our 12% Convertible Subordinated Notes due February 15, 2010. Sale of these notes added $105,000 to working capital. We used $281,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $492,000 in connection with the fertilizer operations in China. Also, we used $52,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations.

Our working capital position has deteriorated by $617,000 since December 31, 2006 to $(888,000) at June 30, 2007. On June 8, 2007, however, we consummated a $1,500,000 long-term bank revolving reducing line of credit collateralized by a priority position in our interest in the McElmo Dome field. All of the parent’s short-term debt and the current maturities of its long-term debt, along with accrued interest, were eliminated, resulting in a $614,000 improvement in our working capital position. Without the new line of credit and the debt paydown, our working capital position would have worsened by $1,416,000 for the six months ended June 30, 2007 compared to year-end 2006. The decrease would have been $457,000 smaller except for the fact that a portion of a subsidiary’s long-term debt became current during the period.

Although $415,000 remained available at June 30, 2007, under the line of credit, we anticipate that most of this will be utilized by the end of August. Liquidity continues to be constrained. In order to bolster our liquidity we are currently negotiating for the sale of certain assets to generate cash, and expect to arrange short-term loans, if necessary, to satisfy our liquidity needs until such sale has been concluded.

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

As discussed in our 2006 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first half of 2007, we and our partner advanced a total of US$131,000 in order to support such operations. We have engaged an investment banking firm to explore available alternatives including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner. We are also exploring the possibility of manufacturing product for a Chinese company which currently produces liquid fertilizer and has announced its intention to expand into the granular fertilizer business. It is not possible to determine whether additional advances will be required until our exploratory efforts have been concluded.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments. In addition, now that the Judge has ruled against the Plaintiff in the Coalition Managers Litigation, we expect to receive approximately $99,000 from the defense fund prior to September 30, 2007. (See “PART II. Item 1. Legal Proceedings. Coalition Managers Litigation.”). We also believe there is a chance of receiving an award in connection with the binding arbitration the Plaintiffs in the McElmo Dome Litigation lost in August of 2006. An appeal concerning the decision reached on the arbitration was filed in November of 2006. (See “PART II. Item 1. Legal Proceedings. McElmo Dome Litigation.”).

Material changes in results of operations - Quarter ended June 30, 2007 as compared with the Quarter ended June 30, 2006.

Page 17 of 29 Pages

The net loss for the second quarter of 2007 was $611,000 compared to $665,000 for the 2006 second quarter. Continuing operations posted a net loss of $610,000 compared to a net loss from continuing operations of $667,000 for the same period in 2006. In addition, the Company’s discontinued operations had losses totaling $1,000 for the second quarter of 2007 compared to income of $2,000 for the second quarter of 2006.

The Coal Segment had revenues of less than $1,000 for the second quarter of 2007 compared to $7,000 in the second quarter of 2006. The segment’s operating loss for the second quarter of 2007 was $117,000 compared to $293,000 for the same period in 2006 and was primarily the result of a $179,000 decrease in operating and SG&A expenses. The operating profit in the CO2 Segment decreased $87,000 to $205,000 compared to $292,000 a year earlier. The China Segment’s loss for the second quarter of 2007 totaled $260,000 compared to $192,000 for the same period in 2006. The e-Commerce Segment incurred operating losses of $30,000 for the second quarter of 2007 compared to $23,000 in the second quarter of 2006. The Oil & Gas Segment’s operating profit decreased $21,000 to $8,000 for the second quarter of 2007 compared to $29,000 for the same period in 2006. The operating loss in Other activities for the second quarter of 2007 decreased $46,000 compared to the same period in 2006. As a result, the operating loss for the current quarter decreased $39,000 to $384,000 versus $423,000 in the corresponding quarter of the prior year.

Operating results of the Company’s primary operating Segments are reflected below:

	2007	2006
Operating profit (loss):
Coal reclamation	$ (117,000)	$ (293,000)
Carbon dioxide	205,000	292,000
China	(260,000)	(192,000)
e-Commerce	(30,000)	(23,000)
Oil & gas	8,000	29,000
Subtotal	(194,000)	(187,000)
Other	(190,000)	(236,000)
Total	$ (384,000)	$ (423,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded revenues of less than $1,000 for the second quarter of 2007 compared to $7,000 for the same period in 2006 as a result of performing fewer consulting and coring jobs in the 2007 period. Operating costs decreased $179,000 to $115,000 for the second quarter of 2007 compared to $294,000 for the same period in 2006. The decrease in expenses was the result of the segment no longer having an interest in the Pinnacle Project which accounted for $165,000 in operating and SG&A expenses during the second quarter of 2006.

Carbon dioxide

Second quarter 2007 operations reflected an operating profit of $205,000 compared to $292,000 for the 2006 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment decreased $51,000 to $310,000 for the second quarter of 2007 compared to $361,000 for the same period in 2006. The decrease in revenue for the current quarter was due primarily to decreased pricing as we received an average of $0.63 per mcf sold in the 2007 quarter versus $0.72 per mcf in the year earlier quarter. Additionally, lifting costs for the second quarter of 2007 increased to $80,000 compared to $49,000 for the same period in 2006 and was attributable to increased accruals for severance taxes for the current period.

China

The China Segment incurred an operating loss of $260,000 for the second quarter of 2007 compared to $192,000 for the same period in 2006. The segment recorded revenues of $87,000 for the second quarter of 2007 compared to $101,000 for

Page 18 of 29 Pages

the same period in 2006. Operating and SG&A costs, however, increased $54,000 for the same period to a total of $338,000 for the second quarter of 2007 compared to $284,000 for the same period in 2006.

e-Commerce

The e-Commerce Segment incurred an operating loss of $30,000 for the second quarter of 2007 versus an operating loss of $23,000 in the prior year quarter. The segment received $5,000 in revenue for each of the second quarters of 2006 and 2007. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $8,000 more in SG&A costs in the 2007 second quarter than it did in the comparable 2006 quarter. Because of the snail’s pace at which the Visa lawsuit has been progressing, we had, in 2006, granted the managing member’s request to spend a portion of his time assisting his wife in her newly purchased business. Accordingly, he received only half his normal salary for the period from February through September of 2006 when activity in the lawsuit picked up in the third quarter of 2006.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in 12 wells located in Wyoming which began production in 2005. The segment recorded $20,000 in revenues for the second quarter of 2007 compared to $40,000 for the same period in 2006. Operating costs totaled $8,000 and $7,000 for the second quarter of 2007 and 2006, respectively. The weighted average price received by the segment for its production decreased by 14% for the second quarter of 2007 compared to the same period in 2006 and this was accompanied by a 50% decrease in production when comparing the same periods. As a result, the segment contributed $8,000 of operating profit for the second quarter of 2007 compared to $29,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $190,000 for the second quarter of 2007 compared to $236,000 for the same period of 2006. This $46,000 decrease in operating losses was due primarily to the Company’s practice, begun in the latter part of 2006, of charging related entities for certain overhead items pertaining to their operations and incurred by the Company. Such charges amounted to $56,000 in the second quarter of 2007.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter decreased $46,000 to $172,000 compared to $218,000 for the second quarter of 2006. The primary reason for the decrease is the practice, which we began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides. See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense remained static at $50,000 in the second quarters of 2006 and 2007.

Other income and expenses

The other income and expenses for the second quarter of 2007 netted to a loss of $226,000 compared to a loss of $244,000 for the second quarter of 2006. Interest income was down $2,000 for the second quarter of 2007 versus the same period in 2006. Interest expense was $29,000 lower primarily as a result of the elimination of the amortization of the production payment associated with the 12% Debt due November 30, 2006. The three months ended June 30, 2006 included $59,000 in interest expense related to this debt issue (including $55,000 of such amortization) with no such charges in the 2007 second quarter. The quarter ended June 30, 2007 included interest expense related to other debt which partially offset

Page 19 of 29 Pages

the elimination of the above amortization. We realized gains on sale of assets for the three months ended June 30, 2006 totaling $7,000 compared to none for the same period in 2007. There was a $3,000 reduction in expenses attributable to our operations in China for the second quarter of 2006 as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements. There was no such benefit in the second quarter of 2007.

Income taxes

The Company did not record a provision for income taxes in either the second quarter of 2006 or 2007. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results for the 2007 and 2006 second quarters reflected a loss of $1,000 for the second quarter of 2007 compared to earnings of $2,000 in the same period of 2006 as a result of activities in two of our four discontinued segments. The second quarter of 2006 benefited from the disposition of assets which generated gains of $3,000 and was offset by expenses of $1,000. There were no such sales in the second quarter of 2007 and the expenses were the same at $1,000. As of June 30, 2007, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2007.

Material changes in results of operations - Six months ended June 30, 2007 as compared with the Six months ended June 30, 2006.

The Company recorded a loss of $1,184,000 for the first half of 2007 compared to a loss of $1,298,000 for the first six months of 2006. Continuing operations reflected losses of $1,182,000 for the first six months of 2007 compared to $1,272,000 for the same period in 2006. In addition, the Company had losses from discontinued operations of $2,000 for the first half of 2007 compared to $26,000 for the same period in 2006.

Operating results of the Company’s primary operating segments are reflected below:

	2007	2006
Operating profit (loss):
Coal reclamation	$ (281,000)	$ (551,000)
Carbon dioxide	412,000	581,000
China	(492,000)	(431,000)
e-Commerce	(52,000)	(47,000)
Oil & gas	16,000	74,000
Subtotal	(397,000)	(374,000)
Other	(360,000)	(471,000)
Total	$ (757,000)	$ (845,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

Revenues were less than $1,000 for the first six months of 2007 compared to $13,000 for the same period in 2006 as the result of fewer consulting and coring jobs in the year 2007. Operating costs decreased by 50% to $276,000 for the first six months of 2007 compared to $552,000 for the same period in 2006 as a result of decreased labor, expendable supplies, advertising, travel and other costs. The results of operations for the first six months of 2006 included losses totaling $277,000 associated with the coal project in West Virginia that was disposed of in the fourth quarter of 2006. The first six months of 2007 included no such costs. As a result, the operating loss for the first six months of 2007 decreased $270,000 to $281,000 compared to $551,000 in the first six months of 2006.

Page 20 of 29 Pages

Carbon dioxide

Operations for the first six months of 2007 resulted in an operating profit of $412,000 compared to a $581,000 operating profit for the 2006 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues decreased $90,000 or 13% to $606,000 for the first six months of 2007 compared to $696,000 for the same period in 2006. We recorded an additional $71,000 in operating costs associated with our properties in the first half of 2007 compared to the same period in 2006. The increase in operating costs was attributable primarily to increased severance taxes. Production volumes for the Company’s interest in the McElmo Dome field remained virtually the same for the first six months of 2007 compared to the same period in 2006. The decrease in revenue for the current six months was due principally to a decrease in pricing for the product. We received an average of $0.61 per mcf sold in the first six months of 2007 versus $0.70 per mcf in the year earlier period.

China

The China Segment incurred an operating loss of $492,000 for the first half of 2007 compared to $431,000 for the same period in 2006. Revenues for the segment decreased $65,000 to $116,000 for the first six months of 2007 compared to $181,000 for the same period in 2006. Operating and SG&A expenses decreased $5,000 to $589,000 for the first half of 2007 compared to $594,000 in 2006. See “Other corporate activities” detail below.

e-Commerce

The e-Commerce Segment incurred an operating loss of $52,000 for the first half of 2007 versus an operating loss of $47,000 in the prior year period. The segment recorded revenues of $5,000 of royalty fee income in the first half of 2006 and the same amount for the first six months of 2007. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. Because of the snail’s pace at which the Visa lawsuit has been progressing, we had granted the Segment manager’s request to spend a portion of his time assisting his wife in her newly purchased business. Accordingly, he received only half his normal salary from February of 2006 thru September 30, 2006, at which time he was reinstated to his full salary. A $4,000 decrease in legal fees accounted for the majority of the remaining change as the segment continued its suit against Visa.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $37,000 in revenues for the first half of 2007 compared to $96,000 for the same period in 2006. Operating costs totaled $13,000 and $14,000 for the first six months of 2007 and 2006, respectively. The weighted average price received by the segment for its production decreased by 24% for the first six months of 2007 compared to the same period in 2006 and this was accompanied by a 45% decrease in production when comparing the same periods. As a result, the segment contributed $16,000 of operating profit for the first half of 2007 compared to $74,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated operating losses of $360,000 for the first half of 2007 as compared to $471,000 in the same period of 2006. The $111,000 decrease in operating losses was due primarily to our practice, begun in the latter part of 2006, of charging related entities for certain overhead items incurred by us that pertain to their operations. Such charges amounted to $111,000 for the first half of 2007.

Selling, general and administrative expenses

Page 21 of 29 Pages

Our selling, general and administrative expenses (“SG&A”) in the first half of 2007 decreased $111,000 to $325,000 from $436,000 for the 2006 six months. The primary reason for the decrease is the practice, which we began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides. See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense increased $1,000 from $96,000 for the six months ended June 30, 2006 to $97,000 for the same period in 2007. The increase was due primarily to additional equipment in the McElmo Dome field in our CO2 Segment and increased amortization expense associated with the capitalized costs of our new debt.

Other income and expense

The other income and expenses for the first six months of 2007 netted to a loss of $425,000 compared to $427,000 for the same period in 2006. Interest income was $5,000 for both the first six months of 2006 and 2007. Interest expense for the first six months of 2007 was $453,000 compared to $497,000 for the same period in 2006. We realized gains on sale of assets for the first six months of 2007 totaling $2,000 compared to $7,000 in the prior year period. We realized an $8,000 reduction in expenses attributable to our operations in China for the first six months of 2006 compared to none for the same period in 2007 as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements.

Our equity in earnings of unconsolidated affiliates reflected no earnings or losses for the first half of 2007 compared to $51,000 for the same period in 2006. We recorded $51,000 in the first half of 2006 as our share of earnings from our investment in Cibola Corporation compared to none in the current year six months. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. The majority of the amount received in the first half of 2006 was the result of a negotiated settlement with the minority common shareholders regarding the termination of the ownership agreement effective December 1, 2005.

Income taxes

We recorded no provisions for federal alternative minimum taxes for either of the six-month periods ended June 30, 2006 or 2007. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results for the six months ended in 2007 and 2006 were impacted by losses of $2,000 and $26,000, respectively, as a result of activities in two of our four discontinued segments. The majority of the loss for the first half of 2007 related to rent expense associated with one of our discontinued segments. The first half of 2006 benefited from the disposition of assets which generated gains of $3,000. These gains were offset by expenses totaling $29,000 for the six-month period ending June 30, 2006. As of June 30, 2007, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $43,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2007, we had total debt of $9,921,000 which included $531,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $9,390,000 of debt was $8,305,000 of long-term debt which had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. The remaining $1,085,000 of debt is accruing interest at Wall Street Journal Prime plus 1.5%, or 9.75%, at June 30, 2007. At June 30, 2007, a 10% increase in market interest rates would have reduced the fair value of our debt by $97,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

Page 22 of 29 Pages

It is the responsibility of our principal executive officer and principal financial officer to ensure that we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO and CFO determined that our disclosure controls and procedures currently in place are effective as of the end of the period covered by this report. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

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

Subsequent to the Settlement several issues have arisen concerning implementation of the Settlement Agreement that are currently in dispute which may result in additional money being owed to the Plaintiffs in the litigation. A mediation held in Denver in March of 2005 was unsuccessful. In July of 2005, the party who served as the court-appointed fairness expert in the McElmo Dome Litigation rendered his advisory opinion on the merits of several issues currently in dispute concerning implementation of the Settlement Agreement. While this advisory opinion was favorable to the Plaintiffs, it was nonbinding and failed to resolve the matter. In October 2005 the Plaintiffs initiated formal binding arbitration. A hearing on the merits was concluded in Albuquerque on June 30, 2006. By an Arbitration Opinion dated August 7, 2006, the Plaintiffs lost the arbitration. However, the Plaintiffs filed a Motion to Vacate the Opinion on November 6, 2006. Both the Court appointed Fairness Expert and Plaintiffs’ counsel believe reasonable grounds exist for vacating the Opinion. If the Opinion is vacated, another arbitration will occur unless the dispute is settled earlier.

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

Page 23 of 29 Pages

2006. A five-day trial was concluded in Denver on April 20, 2007. The jury ruled against the Plaintiff and on May 3, 2007 Judge Miller (i) rendered a judgment in favor of the Defendants and against the Plaintiff on all of the Plaintiff’s claims and (ii) ruled that the Defendants could recover their costs upon filing a Bill of Costs within 10 days from the entry of judgment.

Defendants filed a Bill of Costs on May 15, 2007 to recover their costs totaling over $398,000. However, the Court determined that we could only recover $2,000. Defendants gave that to the Plaintiff in exchange for his agreement not to pursue any further claims against the Defendants, so the case is now closed. After the remaining bills of approximately $78,000 have been paid, we estimate that we will have approximately $449,000 remaining in the defense fund. We will receive approximately 22%, or approximately $99,000, of the remaining funds.

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

Page 24 of 29 Pages

During the first quarter of 2000 starpay’s trade secrets were relayed to Visa orally in face-to-face conferences and telephone calls, as well as in correspondence by post and electronic mail. After receiving starpay’s technology and ideas, Visa filed a series of provisional patent applications beginning in April of 2000 using starpay’s trade secrets. At the same time, Visa wrongfully incorporated starpay’s trade secrets in to its Visa Payer Authentication Service (“VPAS”). VPAS infringes the VIMachine Patent. From early 2000 until recently, starpay tried on several occasions to enter into meaningful negotiations with Visa to resolve their intellectual property concerns. Visa has continually denied their infringement of the VIMachine Patent and starpay’s assertion that Visa has appropriated starpay’s trade secrets.

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

Item 1A. Risk Factors.

Only the Risk Factors enumerated below have changed since the Form 10-K:

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($8,451,000) at June 30, 2007, and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in both our China and Coal Segments this year. If a turnaround is not successful or is only partially successful, we will need to sell some of our assets or pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to sell such assets or obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of June 30, 2007, we had $9,921,000 of total debt outstanding, including $531,000 of accrued interest to an affiliate of the Chairman. While only $3,000 of the total debt is due to be repaid in 2007, another $2,217,000 of the total currently outstanding is due to be repaid by December 31, 2008. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have 10 firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. At June 30, 2007, 64.9% of our 5,615,345 outstanding shares are held by management and another 8.4% is held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 672,000 shares, notes convertible into 3,506,000 shares at June 30, 2007 and a total of 701,000 shares at June 30, 2007 in two DSC Plans scheduled for distribution in 2007 and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Page 25 of 29 Pages

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

10.1*

Amendment No. Two to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 26, 2007. (This Exhibit has been previously filed as Exhibit A to Registrant’s Proxy Statement filed on April 30, 2007, and same is incorporated herein by reference).

10.2

Separation Agreement dated May 11, 2007, by and among PinnOak Resources, LLC, Pinnacle Land Company PLC, Pinnacle Mining Company LLC, Beard Pinnacle, LLC and Beard Technologies, Inc. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on May 18, 2007, and same is incorporated by reference).

10.3

Business Loan Agreement dated June 8, 2007, by and between Registrant and First Fidelity Bank, N.A. (“FFB”). (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K filed on June 12, 2007, and same is incorporated herein by reference).

10.4

Promissory Note dated June 8, 2007 by and between Registrant and FFB. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K filed on June 12, 2007, and same is incorporated herein by reference).

Page 26 of 29 Pages

10.5

Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of June 8, 2007, by and between Registrant and the Public Trustees of __________ County, Colorado, for the benefit of FFB. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K filed on June 12, 2007, and same is incorporated herein by reference).

10.6

Subordination Agreement and Release dated June 8, 2007, by and among The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”), Boatright Family L.L.C. and McElmo Dome Nominee, LLC. (This Exhibit has been previously filed as Exhibit 99.4 to Registrant’s Form 8-K filed on June 12, 2007, and same is incorporated herein by reference).

10.7	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 13, 2007.

10.8	Third Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	Section 1350 Certifications:

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

__________________

*  Compensatory plans or arrangements.

The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Enterprise Plaza, Suite 320, 5600 North May Avenue, Oklahoma City, Oklahoma 73112.

Page 27 of 29 Pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	THE BEARD COMPANY

(Date)	August 20, 2007	/s/	Herb Mee, Jr.
Herb Mee, Jr., President and
Chief Financial Officer

(Date)	August 20, 2007	/s/	Jack A. Martine
Jack A. Martine, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect.	Incorporated herein by reference

4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant.

Incorporated herein by reference

10.1	Amendment No. Two to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 26, 2007.	Incorporated herein by reference

10.2	Separation Agreement dated May 11, 2007, by and among PinnOak Resources, LLC, Pinnacle Land Company PLC, Pinnacle Mining Company LLC, Beard Pinnacle, LLC and Beard Technologies, Inc.	Incorporated herein by reference

10.3	Business Loan Agreement dated June 8, 2007, by and between Registrant and First Fidelity Bank, N.A. (“FFB”).	Incorporated herein by reference

10.4	Promissory Note dated June 8, 2007 by and between Registrant and FFB.	Incorporated herein by reference

10.5

Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of June 8, 2007, by and between Registrant and the Public Trustees of __________ County, Colorado, for the benefit of FFB.

Incorporated herein by reference

Page 28 of 29 Pages

10.6	Subordination Agreement and Release dated June 8, 2007, by and among The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”), Boatright Family L.L.C. and McElmo Dome Nominee, LLC.	Incorporated herein by reference

10.7	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 13, 2007.	Filed herewith electronically

10.8	Third Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005.	Filed herewith electronically

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically

Page 29 of 29 Pages