Form 10-Q
period 2007-09-30
BEARD CO /OK
filed 2007-11-19
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 15, 2007.

Common Stock $.0006665 par value – 5,657,715

Page 1 of 31 Pages

THE BEARD COMPANY

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

Balance Sheets – September 30, 2007 (Unaudited) and December 31, 2006	3

Statements of Operations - Three Months and Nine Months ended September 30, 2007 and 2006 (Unaudited)	4

Statements of Shareholders’ Equity (Deficiency) - Year ended December 31, 2006

and Nine Months ended September 30, 2007 (Unaudited)	5

Statements of Cash Flows – Nine Months ended September 30, 2007 and 2006 (Unaudited)	6

Notes to Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A. Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures	30

Page 2 of 31 Pages

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$ 21,000	$ 270,000
Accounts receivable, less allowance for doubtful receivables of $80,000 in 2007 and 2006	332,000	313,000
Inventories	109,000	205,000
Prepaid expenses and other assets	10,000	26,000
Current maturities of notes receivable	-	6,000
Assets of discontinued operations held for resale	20,000	20,000
Total current assets	492,000	840,000

Note receivable, less allowance for doubtful receivable of $30,000 in 2006	-	7,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	66,000	58,000

Property, plant and equipment, at cost	3,384,000	2,925,000
Less accumulated depreciation, depletion and amortization	1,722,000	1,628,000
Net property, plant and equipment	1,662,000	1,297,000

Intangible assets, at cost	539,000	482,000
Less accumulated amortization	367,000	312,000
Net intangible assets	172,000	170,000

	$ 2,442,000	$ 2,422,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 186,000	$ 162,000
Accrued expenses	374,000	438,000
Short-term debt	45,000	-
Short-term debt - related entities	169,000	200,000
Current maturities of long-term debt	1,311,000	271,000
Current maturities of long-term debt - related entities	531,000	-
Liabilities of discontinued operations held for resale	40,000	40,000
Total current liabilities	2,656,000	1,111,000

Long-term debt less current maturities	1,364,000	1,290,000

Long-term debt - related entities	7,122,000	7,236,000

Other long-term liabilities	149,000	133,000

Page 3 of 31 Pages

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value; 5,000,000 shares authorized; 27,838 shares issued and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000 shares authorized; 5,657,715 and 5,591,580 shares	4,000	4,000
Capital in excess of par value	38,777,000	38,665,000
Accumulated deficit	(48,558,000)	(46,928,000)
Accumulated other comprehensive loss	39,000	22,000
Total shareholders' equity (deficiency)	(8,849,000)	(7,348,000)

Commitments and contingencies (note 7)
	$ 2,442,000	$ 2,422,000

See accompanying notes to financial statements.

Page 4 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Coal reclamation	$ -	$ 12,000	$ -	$ 25,000
Carbon dioxide	401,000	428,000	1,007,000	1,124,000
China	50,000	103,000	166,000	284,000
e-Commerce	-	-	5,000	5,000
Oil & gas	14,000	28,000	51,000	124,000
	465,000	571,000	1,229,000	1,562,000
Expenses:
Coal reclamation	103,000	68,000	379,000	620,000
Carbon dioxide	105,000	34,000	268,000	126,000
China	262,000	303,000	851,000	897,000
e-Commerce	29,000	15,000	87,000	67,000
Oil & gas	4,000	5,000	17,000	19,000
Selling, general and administrative	195,000	215,000	520,000	651,000
Depreciation, depletion & amortization	59,000	67,000	156,000	163,000
	757,000	707,000	2,278,000	2,543,000
Operating profit (loss):
Coal reclamation	(105,000)	(79,000)	(386,000)	(630,000)
Carbon dioxide	279,000	382,000	691,000	963,000
China	(221,000)	(209,000)	(713,000)	(640,000)
e-Commerce	(30,000)	(15,000)	(82,000)	(62,000)
Oil & gas	7,000	21,000	23,000	95,000
Other, primarily corporate	(222,000)	(236,000)	(582,000)	(707,000)
	(292,000)	(136,000)	(1,049,000)	(981,000)
Other income (expense):
Interest income	2,000	1,000	7,000	6,000
Interest expense	(253,000)	(254,000)	(706,000)	(751,000)
Equity in operations of unconsolidated affiliates	-	-	-	51,000
Gain on sale of assets	-	-	2,000	7,000
Minority interest in operations of consolidated subsidiary	-	-	-	8,000
Other	97,000	(2,000)	118,000	(3,000)

Loss from continuing operations before income taxes	(446,000)	(391,000)	(1,628,000)	(1,663,000)
Income tax benefit (expense)	1,000	17,000	1,000	17,000

Loss from continuing operations	(445,000)	(374,000)	(1,627,000)	(1,646,000)

Loss from discontinued operations	(1,000)	(1,000)	(3,000)	(27,000)
Net loss	$ (446,000)	$ (375,000)	$ (1,630,000)	$ (1,673,000)

Net loss per average common share outstanding:
Basic and diluted:
Loss from continuing operations	$ (0.08)	$ (0.07)	$ (0.28)	$ (0.30)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	$ (0.08)	$ (0.07)	$ (0.28)	$ (0.30)

Weighted average common shares outstanding -
Basic and diluted	5,925,000	5,672,000	5,868,000	5,637,000

See accompanying notes to financial statements.

Page 5 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)
	Preferred		Common		Capital in Excess of Par Value	Accumulated Deficit	Accumula-ted Other Compre-hensive Income (loss)	Total Common Share- holders' Equity (Deficiency)
	Shares	Stock	Shares	Stock
Balance, December 31, 2005	27,838	$889,000	5,472,968	$4,000	$38,509,000	$(45,374,000)	$(11,000)	$(5,983,000)

Net loss	-	-	-	-	-	(1,554,000)	-	(1,554,000)
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	33,000	33,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,521,000)

Issuance of stock for warrants exercised	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt	-	-	10,000	-	6,000	-	-	6,000

Share-based compensation related to employee stock compensation	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to compensation plan	-	-	-	-	145,000	-	-	145,000

Issuance of shares pursuant to deferred	-	-	98,612	-	-	-	-	-

Balance, December 31, 2006	27,838	889,000	5,591,580	4,000	38,665,000	(46,928,000)	22,000	(7,348,000)

Net loss (unaudited)	-	-	-	-	-	(1,630,000)	-	(1,630,000)
Comprehensive income (loss) (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	17,000	17,000

Total comprehensive loss (unaudited)	-	-	-	-	-	-	-	(1,613,000)

Share-based compensation related to employee stock options (unaudited)	-	-	-	-	5,000	-	-	5,000

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	107,000	-	-	107,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	66,135	-	-	-	-	-

Balance, September 30, 2007 (unaudited)	27,838	$889,000	5,657,715	$4,000	$38,777,000	$(48,558,000)	$39,000	$(8,849,000)

See accompanying notes to financial statements.

Page 6 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Operating activities:
Cash received from customers	$ 1,304,000	$ 1,564,000
Gain on settlement	-	-
Cash paid to suppliers and employees	(1,866,000)	(2,791,000)
Interest received	7,000	6,000
Interest paid	(380,000)	(488,000)
Taxes received (paid)	-	(28,000)
Operating cash flows of discontinued operations	(3,000)	(28,000)
Net cash used in operating activities	(938,000)	(1,765,000)

Investing activities:
Acquisition of property, plant and equipment	(468,000)	(8,914,000)
Acquisition of intangibles	(9,000)	(22,000)
Proceeds from sale of assets	21,000	7,000
Proceeds from sale of assets of discontinued operations	-	3,000
Proceeds from redemption of investment account	-	107,000
Other	(8,000)	48,000
Net cash used in investing activities	(464,000)	(8,771,000)

Financing activities:
Proceeds from term notes	1,650,000	441,000
Payments on line of credit and term notes	(515,000)	(44,000)
Proceeds from related party debt	265,000	10,080,000
Payments on related party debt	(330,000)	(190,000)
Capitalized costs associated with issuance of subordinated debt	(47,000)	(17,000)
Proceeds from exercise of stock warrants	-	4,000
Advance from related party for investment in fifty percent-owned subsidiary in China	106,000	-
Advance to related party	(19,000)	-
Payments received on notes receivable	35,000	4,000
Other	8,000	15,000
Net cash provided by financing activities	1,153,000	10,293,000

Net decrease in cash and cash equivalents	(249,000)	(243,000)

Cash and cash equivalents at beginning of period	270,000	363,000

Cash and cash equivalents at end of period	$ 21,000	$ 120,000

Continued

Page 7 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net loss to Net Cash Used in Operating Activities

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Net loss	$ (1,630,000)	$ (1,673,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	156,000	163,000
Gain on sale of assets	(2,000)	(7,000)
Gain on sale of assets of discontinued operations	-	(3,000)
Equity in net earnings of unconsolidated affiliates	-	(51,000)
Noncash compensation expense	108,000	108,000
Minority interest in consolidated partnership	-	(8,000)
Other	(1,000)	6,000
(Increase) decrease in accounts receivable, prepaid expenses and other current assets	(2,000)	17,000
(Increase) decrease in inventories	96,000	(65,000)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	337,000	(252,000)
Net cash used in operating activities	$ (938,000)	$ (1,765,000)

See accompanying notes to financial statements.

Page 8 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

September 30, 2007 and 2006

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

The results of operations for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories consist of the materials used to manufacture fertilizer to be sold to third parties by a 50%-owned subsidiary in the China Segment and, at September 30, 2007, was made up of raw materials of $41,000, work-in-process of $4,000 and finished goods of $64,000. Inventories at December 31, 2006 consisted of raw materials of $73,000, work-in-process of $29,000 and finished goods of $103,000. The inventories are valued at the lower of cost or market on the first-in, first-out method.

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

Page 9 of 31 Pages

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2007 was $5,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of September 30, 2007, there were $40,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of nine years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the three or nine-month periods ended September 30, 2007 or 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Page 10 of 31 Pages

Option Activity

A summary of the activity under the Company’s stock option plans for the nine-month period ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value

Options outstanding at December 31, 2006:	30,000	$1.53	9.33	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-		-
Options outstanding at September 30, 2007	30,000	$1.53	8.58	-
Options exercisable at September 30, 2007	-	-	-	-
Options vested and options expected to vest at September 30, 2007	30,000	$1.53	8.58	-

Reclassifications

Certain 2006 balances have been reclassified to conform to the 2007 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations have increased in each of the last three fiscal years. The Company has incurred operating losses and negative cash flows from operations during each of the last five fiscal years. The Company commenced projects in both its Coal and China Segments in 2005. Although both projects were completed, to date they have failed to generate positive cash flow. The Coal Segment reflected decreased operating losses in the nine-month period ended September 30, 2007 compared to the same period in 2006 as a result of the deconsolidation of Beard Pinnacle. The Coal Segment’s loss in the third quarter of 2006 was less than in the 2007 third quarter because it had capitalized $291,000 of expenses associated with the construction of the Pinnacle Project in the prior year quarter. The China Segment reflected increased operating losses for the three and nine-month periods ended September 30, 2007. Prices for the segment’s product were lowered by roughly 20% in the second quarter of 2007 in an unsuccessful effort to maintain or improve market share. The China Segment was also charged $15,000 per month by the parent for accounting services and other overhead items provided by the parent. See “Additional Details” and Note 8 below. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable during the last three fiscal years and will not make it profitable in 2007. In the CO2 Segment where revenues, profit and cash flow were on a sharp upward trend during the last three fiscal years, there was a reversal of this trend in the three and nine-month periods ended September 30, 2007. It is believed that such reversal is a temporary aberration. The Oil & Gas Segment reflected disappointing results for the three and nine-month periods ended September 30, 2007, as both production and prices were down sharply.

During the two years ended December 31, 2006, the Company took several steps which reduced its negative cash flow to some degree, including salary deferrals by its Chairman and President and deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”) and continuing suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan. Five private debt placements raised gross proceeds of $4,079,000 during such period and an additional $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding had increased to more than $14,150,000 as of April 30, 2007, including $2,800,000 of equity provided by affiliates of the pond owner. In addition, the Company secured a $350,000 long-term bank credit facility in March of 2006. These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $191,000 of short-term loans from the Company’s Note holders, (iii) $105,000 of additional convertible notes discussed above, and (iv) a $1,500,000 long-term bank credit facility in June of 2007. $220,000 of the proceeds from this facility were used to retire the remaining principal balance under the earlier facility. In addition, the Coalition Managers Litigation has now been concluded, and we received approximately $96,000 from the defense fund in August of 2007. These measures enabled the

Page 11 of 31 Pages

Company to continue operating until the events described below under Additional Details and Recent Developments had occurred or until they do occur.

The negative result of the above has been a substantial amount of dilution to the Company’s common equity. From January 1, 2005 through September 30, 2007, a total of 85,109 warrants were issued in connection with the private debt placements, and 391,000 Stock Units were accrued in the participants’ accounts as a result of salary and fee deferrals into two DSC Plans. During such period $4,184,000 of convertible notes were also issued which are convertible into 3,506,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in November of 2005, 56,000 in January of 2006, 42,000 in June of 2006, 24,000 in June of 2007, and another 42,000 in July of 2007. In addition, 25,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures).

The Company’s working capital position has deteriorated by $1,893,000 since December 31, 2006 to $(2,164,000) at September 30, 2007. On June 8, 2007, however, the Company consummated a $1,500,000 long-term bank revolving reducing line of credit collateralized by a priority position in its interest in the McElmo Dome field. All of the parent’s then short-term debt and current maturities of its long-term debt, along with accrued interest, were eliminated. At September 30, 2007, $25,000 remained available under the line of credit. Initially, the Company could borrow up to $1,500,000 under the line but that limit began reducing by $50,000 per month starting on July 31, 2007 and is to be fully repaid by December 31, 2008. (See “Recent Developments” below). The line accrues interest at 1.5% above the Wall Street Journal Prime Rate which is currently 7.5%. Additionally, the Company paid $30,000, which the Company capitalized, to another note holder to subordinate his note to the new lender.

Additional Details

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment had a signed contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project”) and commenced construction on the project in September of 2005. The Company obtained commitments for (i) $2,800,000 of equity for the Pinnacle Project provided by a group of investors (the “Group”) who are affiliates of PinnOak Resources, LLC (“PinnOak”), the pond owner, in exchange for 50% ownership in the Pinnacle Project; and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty of 70% of the loan amount. PinnOak committed to fund or to arrange the funding for the project if the guaranty was not obtained.

Due to cost over-runs of more than $3,000,000, the Group elected, effective October 1, 2006, to exercise their option to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company which owns the Pinnacle Project, and reduce the Company’s interest therein to 25%. As a result, the Company was precluded from obtaining the USDA-guaranteed financing for the Pinnacle Project and PinnOak became the permanent source of financing. Despite the fact that PinnOak was providing all of the financing for the Pinnacle Project, the Company was deemed to own 100% of the Pinnacle Project until the Group subscribed to their ownership effective September 30, 2006. Effective October 1, 2006 the Company’s ownership percentage was reduced to 25% and the Group took control of the Pinnacle Project. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

The Pinnacle Project, which produced its first coal in October of 2006, achieved a low rate of production during the ramp-up period due to initial start-up problems with the plant. Effective May 11, 2007, the Company and the PinnOak parties agreed to terminate most of the agreements governing the Pinnacle Project. The Company gave up its remaining 25% interest in the Pinnacle Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by PinnOak totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Pinnacle Project. In addition, the Company’s ownership percentage in the Pinnacle Project was reduced to zero.

Recent Developments

Meanwhile, the Coal Segment is actively pursuing a number other projects which it has under development. On October 11, 2007, the Company signed a purchase agreement and on October 31, 2007, it made a down payment on the site for a new project (the “Reichard Project”). A new subsidiary, Beard Reichard, LLC, has been formed to conduct the operations at this site, located near Pittsburgh, Pennsylvania. The Company is seeking partners to finance the Reichard Project, which is expected to commence operations in December of 2007. $280,000 of the $450,000 necessary to fund the Reichard Project had been committed as of November 16th. The timing of the other projects the Company is actively pursuing is uncertain and their continuing development, as well as that of the Reichard Project, is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained for the Reichard Project or that it or any of the other projects under development will materialize.

Page 12 of 31 Pages

To date the China fertilizer plant has not marketed sufficient product to reach its projected breakeven point. Several new marketing initiatives have been undertaken, but all were unsuccessful. The Company has engaged an investment banking firm to explore available alternatives including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner. It is also exploring the possibility of manufacturing product for a Chinese company which currently produces liquid fertilizer and has announced its intention to expand into the granular fertilizer business. It presently appears that the sale of the plant is the most likely outcome. Meanwhile, the Company and its partner have advanced a total of $182,000 during the first nine months of 2007 to fund the plant’s operations. It is estimated that the Company may need to make additional advances of up to $50,000 while the exploratory efforts are being concluded.

Six developments have taken or are expected to take place subsequent to September 30, 2007, which have or are expected to significantly benefit the Company’s cash flow position:

(i) On October 11, 2007, the Company entered into a Change of Terms Agreement on its $1,500,000 bank credit facility whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction will be required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 reduction in March through December of 2008. This made $100,000 available under the line that had already been paid and eliminated by verbal agreement the need to pay the September payment. It also had the effect of deferring a portion of the principal reductions until (a) the Kinder Morgan matter (see below) is resolved, (b) the disposition of the China plant has been concluded, and (c) the Company transfers the balance of its CO2 production to a new purchaser, which will significantly improve the Company’s cash flow.

(ii) On October 31, 2007, the Company closed on the sale of its interest in the Bravo Dome CO2 Unit for $300,000. The sale, which was effective October 1st, added $285,000 to cash flow after payment of a $15,000 finder’s fee. The sale was also meaningful since there has been no market for the Company’s share of the production from the unit for the last 10 years, and it has received no income during such period while having to pay its share of the operating costs.

(iii) In May of 2006 the Company signed an Authorization for Expenditure to participate for its 0.54469% working interest (“WI”) share of the $100,000,000 costs of the Goodman Point expansion (the “Expansion”) of the McElmo Dome Unit. In February of 2007 Kinder Morgan (“KM”), the operator, belatedly advised the Company that Exxon Mobil had elected not to participate and that the Company must carry its share of their costs, increasing its interest in the Expansion to 0.968564% of the costs. The Company, together with a number of the small share WI owners strongly objected to this arrangement, resulting in a meeting of KM with all of the WI owners on June 30, 2007. As a result of the meeting KM sent a letter in late October giving the parties the option to either (a) carry Exxon Mobil for their share of such costs, or (b) opt out of the Expansion and be carried along with Exxon Mobil (paying 12% interest until payout of such costs out of production from the Expansion). Meanwhile, during all of 2007, KM has been billing the Company for its expanded 0.968564% interest in the Unit. Due to the Company’s illiquid cash position, it has not paid any of such costs since April of this year, and they have suspended the Company’s runs, which had been in excess of $100,000 per month, since that time. This has caused the Company irreparable harm and has severely impacted its cash flow. The Company has now elected option (b) and has been advised that KM will release the cash which they have arbitrarily suspended prior to year-end. The Company estimates that the amount owed to it, ignoring interest, as of the end of September totaled $381,000, and additional sums are owed to it for the month of October.

(iv) In May of 2007 the Company committed the approximately 30% of its McElmo Dome production which had been selling at the lowest prices to a new purchaser which began taking such production August 1. The price the Company receives under this contract tracks the price of crude oil. Negotiations are currently underway for new contracts covering the balance of the Company’s production, again geared to the price of crude oil.

(v) If the Company is successful in funding the Reichard Project (see above), it anticipates that such project will provide most of the cash flow needed to make the Coal Segment self-sustaining for the next 18 months. However, there is no assurance that the required financing will be obtained.

(vi) If the Company is successful in disposing of its fertilizer plant in China, this will eliminate the burden of supporting such operation in the future.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and expects to arrange short-term loans, if necessary, to satisfy its liquidity needs until the disposition of the China plant, the release of funds by KM and the finalization of new production sales contracts at McElmo Dome have

Page 13 of 31 Pages

been concluded. The Company also believes that it will be successful in securing the necessary funds for the Reichard Project. If these objectives are achieved, the cash flow drain from the China Segment would be eliminated and the Coal Segment would shortly thereafter be expected to become self-sustaining. The Company also believes there is a chance of receiving an award in connection with the binding arbitration the Plaintiffs in the McElmo Dome Litigation lost in August of 2006. An appeal concerning the decision reached on the arbitration was filed in November of 2006.

(3)  Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three or nine-month periods ended September 30, 2007 or September 30, 2006. The Company recorded $2,000 and $1,000 in losses for this segment for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at September 30, 2007. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2008.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first nine months of 2007 or 2006. The Company recorded a loss of $28,000 for the first quarter of 2006 as a result of moving certain assets to a location near its headquarters to facilitate their sale. This loss was partially offset by a gain of $3,000 in the second quarter of 2006, resulting in a loss for the six and nine-month periods of $25,000. The segment recorded a loss of less than $1,000 for the first nine months of 2007. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2008. As of September 30, 2007, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2008.

(4)  Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.64163303 shares on September 30, 2007 (total of 296,241 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below $1.38308329 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Loss Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares issuable according to the terms of the 2005 DSC Plan. The shares in the 2005 DSC Plan are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2006 computation except for 42,370 shares which were distributed in the second quarter of 2006. In the first nine months of 2007, the computation includes 23,765 shares which were distributed in June of 2007 and 42,370 shares which were distributed in July of 2007. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 415,408 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2008 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three and six-month periods ended September 30, 2007 and 2006 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

Page 14 of 31 Pages

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic and Diluted EPS:
Weighted average common shares outstanding	5,645,971	5,591,580	5,612,129	5,555,379
Weighted average shares in 2005 deferred stock compensation plan treated as common stock equivalents	267,219	80,595	210,379	53,312
Weighted average shares in 2003-2 deferred stock compensation plan treated as common stock equivalents	11,744	-	45,586	28,106
	5,924,934	5,672,175	5,868,094	5,636,797

(6)  Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded no provisions for income taxes for either of the three or nine-month periods ended September 30, 2007 or September 30, 2006.

At September 30, 2007, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

	Expiration Date	Amount
Federal regular tax operating loss carryforwards	2007-2008	$ 41,100
Federal regular tax operating loss carryforwards	2021-2027	$ 5,100
Tax depletion carryforward	Indefinite	$ 3,000

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate tax authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The Company files numerous consolidated and separate returns in the United States federal and state jurisdictions and in China. The statute of limitations for the tax years 1992-1993 and 2001-2002 are closed except as to the proper amount of net operating loss carryover to open years. The statute of limitations for the tax years 2003–2006 remain open to examination by the federal and most state authorities in which the Company has transacted business. No income tax returns are currently under audit and no extensions of statutes of limitations have been granted. The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets. In the event it is determined that the Company will realize sufficient future taxable income and a portion or all of the previously recorded valuation allowance is no longer needed, the Company will reduce the valuation allowance by providing an income tax benefit in the period that such a determination is made. Based upon its ongoing assessment, management has concluded that the adoption of FIN 48 had no impact on the Company’s consolidated financial statements. The Company’s policy is to record interest on tax assessments, if any, as interest expense and penalties, if any, as a component of general and administrative expenses.

(7)  Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

Page 15 of 31 Pages

(8)  Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had five reportable segments in the first nine months of 2007 and 2006. The segments are Coal, Carbon Dioxide, China, e-Commerce and Oil & Gas.

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

General corporate assets and expenses are not allocated (except for $15,000 per month of “Other” expenses charged to the China Segment beginning in December 2006) to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

	Coal	Carbon Dioxide	China	e-Commerce	Oil & Gas	Totals
Three months ended September 30, 2007
Revenues from external customers	$ -	$ 401	$ 50	$ -	$ 14	$ 465
Segment profit (loss)	(105)	279	(237)	(30)	7	(86)

Three months ended September 30, 2006
Revenues from external customers	$ 12	$ 428	$ 103	$ -	$ 28	$ 571
Segment profit (loss)	(80)	382	(224)	(15)	20	83

Nine months ended September 30, 2007
Revenues from external customers	$ -	$ 1,007	$ 166	$ 5	$ 51	$ 1,229
Segment profit (loss)	(385)	691	(764)	(82)	25	(515)
Segment assets	239	1,052	540	18	321	2,170

Nine months ended September 30, 2006
Revenues from external customers	$ 25	$ 1,124	$ 284	$ 5	$ 124	$ 1,562
Segment profit (loss)	(632)	963	(675)	(62)	103	(303)
Segment assets	12,777	552	704	18	350	14,401

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands):

Page 16 of 31 Pages

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total earnings (loss) for reportable segments	$ (86)	$ 83	$ (515)	$ (303)
Net corporate costs not allocated to segments	(360)	(474)	(1,113)	(1,360)
Total consolidated loss from continuing operations before income taxes	$ (446)	$ (391)	$ (1,628)	$ (1,663)

Page 17 of 31 Pages

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2006 and results of operations for the quarter ended September 30, 2007, compared to the prior year third quarter and the nine months ended September 30, 2007 compared to the prior year nine months. Such discussion should be read in conjunction with our financial statements including the related footnotes.

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

Our revenues from continuing operations have been on an uptrend, increasing in each of the last three fiscal years. Most of the increase was attributable to the CO2 Segment where the implementation of the McElmo Dome settlement agreement resulted in increased production and better pricing. There was a reversal of this trend in the first nine months of 2007, which is believed to be a temporary aberration. The Oil & Gas Segment reflected disappointing results in the first three quarters of 2007 as both production and prices were down sharply. Anticipated production increases from the Pinnacle Plant in the Coal Segment and from our China fertilizer plant failed to materialize due to (i) the deconsolidation of Beard Pinnacle and (ii) the failure of the China plant to meet its targeted sales and production goals.

Material changes in financial condition – September 30, 2007 as compared with December 31, 2006.

The following table reflects changes in the Company's financial condition during the periods indicated:

Page 18 of 31 Pages

	September 30,	December 31,	Increase
	2007	2006	(Decrease)

Cash and cash equivalents	$ 21,000	$ 270,000	$ (249,000)

Working capital	$ (2,164,000)	$ (271,000)	$ (1,893,000)

Current ratio	0.19 to 1	0.76 to 1

Our working capital position has deteriorated by $1,893,000 since December 31, 2006 to $(2,164,000) at September 30, 2007. During the first nine months of 2007, net proceeds from term notes and related party debt provided $1,868,000 to fund operations and to pay off certain debt amounts. We used $845,000 of those proceeds to pay down debt. Proceeds from the sale of assets were $21,000 and collections on notes receivables provided another $35,000. Our CO2 Segment provided working capital of $739,000. We utilized $396,000 to help fund operations of the Coal Segment and another $742,000 in connection with the fertilizer operations in China. Also, we used $82,000 to fund the activities of the e-Commerce Segment. We utilized the majority of the remainder of the working capital to fund other operations.

Six developments have taken place or are expected to take place which have or will significantly benefit our cash flow position going forward:

•

On October 11, 2007, we entered into a Change of Terms Agreement on our $1,500,000 bank credit facility whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction will be required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 reduction in March through December of 2008. This made $100,000 available under the line that had already been paid and eliminated by verbal agreement the need to pay the September payment. It also had the effect of deferring a portion of the principal reductions until (i) the Kinder Morgan matter (see below) is resolved, (ii) the disposition of the China plant has been concluded, and (iii) we transfer the balance of our CO2 production to a new purchaser, which will significantly improve our cash flow.

•

On October 31, 2007, we closed on the sale of our interest in the Bravo Dome CO2 Unit for $300,000. The sale, which was effective October 1st, added $285,000 to our cash flow after payment of a $15,000 finder’s fee. The sale was also meaningful since there has been no market for our share of the production from the unit for the last 10 years, and we had received no income during such period while having to pay our share of the operating costs.

•

In May of 2006 we signed an Authorization for Expenditure to participate for our 0.54469% working interest (“WI”) share of the $100,000,000 costs of the Goodman Point expansion (the “Expansion”) of the McElmo Dome Unit. In February of 2007 Kinder Morgan (“KM”), the operator, belatedly advised us that Exxon Mobil had elected not to participate and that we must bear our proportionate share of Exxon Mobil’s share of the costs of the Expansion. This resulted in our WI percentage in the Expansion being increased from 0.54469% to 0.968564%. We, together with a number of the small share WI owners, strongly objected to this arrangement resulting in a meeting of KM with all of the WI owners on June 30, 2007. As a result of the meeting KM sent a letter in late October giving the parties the option to either (a) carry Exxon Mobil for their share of such costs, or (b) opt out of the Expansion and be carried along with Exxon Mobil (being charged 12% interest until payout of such costs out of production from the Expansion). Meanwhile, during all of 2007, KM has been billing us for our expanded 0.968564% interest in the Unit. Due to our illiquid cash position, we have not paid any of such costs since April of this year, and they have suspended our runs, which had been in excess of $100,000 per month, since that time. This has caused us irreparable harm and has severely impacted our cash flow. We have now elected option (b) and have been advised that KM will release the cash which they have arbitrarily suspended prior to year-end. We estimate that the amount owed to us, ignoring interest, as of the end of September amounted to $381,000, and additional sums are owed to us for the month of October.

•	In May of 2007 we committed the approximately 30% of our McElmo Dome production that had been selling at the lowest prices to a new purchaser which began taking such production August 1. The price we

Page 19 of 31 Pages

receive under this contract tracks the price of crude oil. Negotiations are currently underway for new contracts covering the balance of our production, again geared to the price of crude oil.

•

On October 11, 2007, we signed a purchase agreement and, on October 31, 2007, we made a down payment on the site for a new project (the “Reichard Project”). We have formed a new subsidiary, Beard Reichard, LLC, to conduct the operations at this site, located near Pittsburgh, Pennsylvania. We are currently seeking partners to finance the Reichard Project, which is expected to commence operations in December of 2007. $280,000 of the $450,000 necessary to fund the Reichard Project had been committed as of November 16th. If we are successful, we anticipate that such project will provide most of the cash flow needed to make the Coal Segment self-sustaining for the next 18 months. The timing of the Reichard Project as well as other coal projects we are actively pursuing is uncertain and their continuing development, as well as that of the Reichard Project, is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained for the Reichard Project or that it or any of the other projects under development will materialize.

•	We also expect to finalize prior to year-end the disposition of our fertilizer plant in China. If we are successful, this will eliminate the burden of supporting this operation in the future.

Liquidity will continue to be constrained until (i) we receive the funds owed to us by KM, (ii) the new contracts for the sale of our CO2 production from McElmo Dome have been finalized, and (iii) the developments in the Coal and China Segments have taken place. Meanwhile, we expect to arrange short-term loans, if necessary, to satisfy our liquidity needs.

Our principal business is coal reclamation, and this is where management’s operating attention is primarily focused. Since the deconsolidation of Beard Pinnacle the Coal Segment has been diligently pursuing new projects and has several in various stages of development. As discussed above, we are already moving forward on the Reichard Project and are actively pursuing other projects; however, there is no assurance that the required financing will be obtained or that any of the projects will materialize.

As discussed in our 2006 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. We have engaged an investment banking firm to explore available alternatives including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner. We are also exploring the possibility of manufacturing product for a Chinese company which currently produces liquid fertilizer and has announced its intention to expand into the granular fertilizer business. It presently appears that the sale of the plant is the most likely outcome. Meanwhile, we and our partner have advanced a total of $182,000 during the first nine months of 2007 to fund the plant’s operations. It is estimated that we may need to make additional advances of up to $50,000 while the exploratory efforts are being concluded.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments and is continuing to pursue such disposition. We also believe there is a chance of receiving an award in connection with the binding arbitration the Plaintiffs in the McElmo Dome Litigation lost in August of 2006. An appeal concerning the decision reached on the arbitration was filed in November of 2006. (See “PART II. Item 1. Legal Proceedings. McElmo Dome Litigation.”).

Material changes in results of operations - Quarter ended September 30, 2007 as compared with the Quarter ended September 30, 2006.

The net loss for the third quarter of 2007 was $446,000 compared to $375,000 for the 2006 third quarter. Continuing operations posted a net loss of $445,000, after a tax benefit of $1,000 compared to a net loss from continuing operations of $374,000 after a tax benefit of $17,000 for the same period in 2006. In addition, the Company’s discontinued operations had losses of $1,000 for the third quarter of both 2006 and 2007.

The Coal Segment’s revenues decreased $12,000 to none for the third quarter of 2007 compared to the third quarter of 2006. This decrease in revenues along with an increase in operating and SG&A expenses of $35,000 accounted for the decrease in the segment’s operating loss which amounted to $105,000 in the third quarter of 2007 versus $79,000 in the 2006 third quarter. These increased expenses were partially offset by a decrease in depreciation expenses in the segment. The operating profit in the CO2 Segment decreased $103,000 to $279,000

Page 20 of 31 Pages

compared to $382,000 a year earlier. The China Segment’s loss for the third quarter of 2007 totaled $221,000 compared to $209,000 for the same period in 2006. The e-Commerce Segment incurred operating losses of $30,000 for the third quarter of 2007 compared to $15,000 in the third quarter of 2006. The operating income in the Oil & Gas Segment decreased $14,000 to $7,000 for the third quarter of 2007 compared to $21,000 for the same period in 2006. The operating loss in Other activities for the third quarter of 2007 decreased $14,000 compared to the same period in 2006. As a result, the operating loss for the current quarter increased $156,000 to $292,000 versus $136,000 in the corresponding quarter of the prior year.

Operating results of the Company’s primary operating Segments are reflected below:

	2007	2006
Operating profit (loss):
Coal reclamation	$ (105,000)	$ (79,000)
Carbon dioxide	279,000	382,000
China	(221,000)	(209,000)
e-Commerce	(30,000)	(15,000)
Oil & gas	7,000	21,000
Subtotal	(70,000)	100,000
Other	(222,000)	(236,000)
Total	$ (292,000)	$ (136,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded less than $1,000 in revenues in the third quarter of 2007 compared to $12,000 for the third quarter of 2006 as a result of performing fewer consulting and coring jobs in the 2007 period. Operating costs increased $35,000 to $103,000 for the third quarter of 2007 compared to $68,000 for the same period in 2006. The segment had capitalized $291,000 of expenses associated with the construction of the Pinnacle Project in the third quarter of 2006. Effective October 1, 2006, however, the LLC operating the Pinnacle Project ceased to be a consolidated entity and as a result there were no comparable expenses for the remainder of 2006 or the first nine months of 2007. Depreciation and amortization expenses decreased $21,000 for the segment when comparing the third quarter of 2006 to the same period in 2007.

Carbon dioxide

Third quarter 2007 operations reflected an operating profit of $279,000 compared to $382,000 for the 2006 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment decreased $27,000 to $401,000 for the third quarter of 2007 compared to $428,000 for the same period in 2006. The reduction in revenue for the current quarter was due primarily to decreased production as the paid volumes to the Company’s interest were approximately 23 mmcf less for the third quarter of 2007 than the same period in the prior year. Lifting costs increased $71,000 for the third quarter of 2007 compared to the same period in 2006. Higher accounting, severance and ad valorem taxes accounted for the majority of the increase in lifting costs. Depreciation expense increased to $19,000 for the third quarter of 2007 compared to $12,000 for the same period in 2006.

China

The China Segment incurred an operating loss of $221,000 for the third quarter of 2007 compared to $209,000 for the same period in 2006. The segment recorded revenues of $50,000 for the third quarter of 2007 compared to $103,000 for the same period in 2006. Although operating and SG&A costs decreased $41,000 to a total of $262,000 for the third quarter of 2007 compared to $303,000 for the same period in 2006, reflecting costs associated with the plant start-up, they were more than offset by the $53,000 revenue decrease, resulting in the net $12,000 increase in operating losses for the third quarter of 2007 compared to the same period in 2006.

e-Commerce

Page 21 of 31 Pages

The e-Commerce Segment incurred an operating loss of $30,000 for the third quarter of 2007 versus an operating loss of $15,000 in the prior year quarter. The segment recorded no revenue for either the third quarter of 2007 or 2006. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $14,000 more in SG&A costs in the 2007 third quarter than it did in the comparable 2006 quarter. Because of the snail’s pace at which the Visa lawsuit was progressing, we granted the request of Marc Messner, the managing member of starpay, to spend a portion of his time, from February through September of 2006, assisting his wife in her newly purchased business. Accordingly, he received only half his normal salary during such period. Increased salary and related expenses accounted for $11,000 of the increase and increased legal fees accounted for the remaining $3,000 of the total $14,000 increase.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $14,000 in revenues for the third quarter of 2007 compared to $28,000 for the same period in 2006 due to decreases in both price and production. Operating costs totaled $4,000 and $5,000 for the third quarter of 2007 and the third quarter of 2006, respectively. As a result, the segment contributed $7,000 of operating profit for the third quarter of 2007 compared to $21,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $222,000 for the third quarter of 2007 compared to $236,000 for the same period of 2006. This $14,000 decrease in operating losses was due primarily to the Company’s practice, begun in the latter part of 2006, of charging related entities for certain overhead items pertaining to their operations and incurred by the Company. Such charges amounted to $57,000 in the third quarter of 2007. This reduction was offset by a $38,000 increase in salaries and associated expenses and legal and accounting expenses for the third quarter of 2007 compared to the same period in 2006.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter decreased $20,000 to $195,000 compared to $215,000 for the third quarter of 2006. There were numerous minor increases and decreases in SG&A accounts resulting in the net decrease. The primary reason for the decrease is the practice, which we began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides. See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense decreased $8,000 from $67,000 in the third quarter of 2006 to $59,000 in the same period of 2007. DD&A expenses in the Coal Segment decreased $21,000 for the third quarter of 2007 compared to the same period in 2006 due to the deconsolidation of the entity owning the Pinnacle Project in the fourth quarter of 2006. DD&A expenses in the CO2 Segment increased $7,000 for the three-month period in 2007 compared to the same period in 2006 because of the expansion project in the McElmo Dome field.

Other income and expenses

Other income and expenses for the third quarter of 2007 netted to a loss of $154,000 compared to a loss of $255,000 for the third quarter of 2006. Interest income increased $1,000 for the third quarter of 2007 versus the same period in 2006. Interest expense was $1,000 less for the same periods. We received a $96,000 distribution from the defense fund associated with the Coalition Managers Litigation. Such income had not been accrued in prior periods as the exact amount and timing of the distribution had not been assured.

Page 22 of 31 Pages

Income taxes

The Company recorded a refund for federal alternative minimum taxes of $17,000 in the third quarter of 2006 compared to $1,000 for the same period in 2007. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results for the 2007 and 2006 third quarters realized losses of $1,000 each as a result of activities in two of our four discontinued segments. Both the third quarters of 2007 and 2006 posted a loss of $1,000 associated with our discontinued iodine manufacturing segment. As of September 30, 2007, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $40,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Material changes in results of operations - Nine months ended September 30, 2007 as compared with the Nine months ended September 30, 2006.

The Company recorded a loss of $1,630,000 for the first nine months of 2007 compared to a loss of $1,673,000 for the first nine months of 2006. Continuing operations reflected losses of $1,627,000 compared to $1,646,000 for the same period in 2006. In addition, the Company had losses from discontinued operations of $3,000 for the first nine months of 2007 compared to $27,000 for the same period in 2006.

Operating results of the Company’s primary operating segments are reflected below:

	2007	2006
Operating profit (loss):
Coal reclamation	$ (386,000)	$ (630,000)
Carbon dioxide	691,000	963,000
China	(713,000)	(640,000)
e-Commerce	(82,000)	(62,000)
Oil & gas	23,000	95,000
Subtotal	(467,000)	(274,000)
Other	(582,000)	(707,000)
Total	$ (1,049,000)	$ (981,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

Revenues decreased $25,000 to less than $1,000 for the first nine months of 2007 compared to the same period in 2006 as the result of fewer consulting and coring jobs in the current year. Operating costs decreased $241,000 to $379,000 for the first nine months of 2007 compared to $620,000 for the same period in 2006 as a result of decreased labor, expendable supplies, advertising, travel and other costs. The results of operations for the first nine months of 2006 included losses totaling $199,000 associated with the coal project in West Virginia that was disposed of in the fourth quarter of 2006. The first nine months of 2007 included no such costs. As a result, the operating loss for the first nine months of 2007 decreased $244,000 to $386,000 compared to $630,000 in the first nine months of 2006.

Carbon dioxide

Operations for the first nine months of 2007 resulted in an operating profit of $691,000 compared to a $963,000 operating profit for the nine months ended September 30, 2006. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues decreased $117,000 or 11% to $1,007,000 for the first nine months of 2007 compared to $1,124,000 for the same period in 2006. We recorded an additional $142,000 in operating costs

Page 23 of 31 Pages

associated with our properties in the first three quarters of 2007 compared to the same period in 2006. Severance taxes accounted for $68,000 of the increase. Beginning in August of 2007, the Company entered into an arrangement to take a portion of its share of the production from the McElmo Dome field and market these volumes through an LLC set up for this purpose. There were increased costs associated with this arrangement which accounted for the remainder of the increase in the operating expenses. The decrease in revenue for the current nine months was due to lower volumes to our interest accompanied by a decrease in pricing. We received an average of $0.70 per mcf sold in the first nine months of 2007 versus $0.76 per mcf in the year earlier period. Paid volumes were down 35 mmcf in the current nine months versus a year ago.

China

The China Segment incurred an operating loss of $713,000 for the first nine months of 2007 compared to $640,000 for the same period in 2006. Revenues decreased $118,000 from $284,000 for the first three quarters of 2006 to $166,000 for the same period in 2007 as the segment reduced prices for its products to meet market competition. Expenses were reduced $46,000 to $851,000 for the first nine months of 2007 compared to $897,000 for the same period in 2006. The plant recorded its first production and sales in October of 2005.

e-Commerce

The e-Commerce Segment incurred an operating loss of $82,000 for the first three quarters of 2007 versus an operating loss of $62,000 in the prior year period. The segment recorded revenues of $5,000 of royalty fee income for both the nine-month periods ended September 30, 2007 and 2006. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. Because of the snail’s pace at which the Visa lawsuit was progressing, we granted the request of Marc Messner, the managing member of starpay, to spend a portion of his time, from February through September of 2006, assisting his wife in her newly purchased business. Accordingly, he received only half his normal salary during such period. An $11,000 decrease in legal fees accounted for the majority of the remaining change as the segment continued its suit against Visa.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $51,000 in revenues for the first nine months of 2007 compared to $124,000 for the same period in 2006. The revenue decline was attributable to decreases in both price and in production. Operating costs totaled $17,000 and $19,000 for the first nine months of 2007 and 2006, respectively. As a result, the segment contributed $23,000 of operating profit for the first three quarters of 2007 compared to $95,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated operating losses of $582,000 for the first nine months of 2007 as compared to $707,000 in the same period of 2006. The $125,000 decrease in operating losses was due primarily to our practice, begun in the latter part of 2006, of charging related entities for certain overhead items incurred by us that pertain to their operations. Such charges amounted to $168,000 for the first three quarters of 2007. We charged $4,000 more in DD&A costs for the nine-month period in 2007 compared to the same period in 2006 because of the amortization of capitalized costs associated with the issuance of the $1.5MM reducing credit facility obtained in June of 2007. We also incurred several smaller increases in numerous other expense accounts.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first nine months of 2007 decreased $131,000 to $520,000 from $651,000 for the 2006 nine months. The primary reason for the decrease is the practice, which we

Page 24 of 31 Pages

began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides. See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense decreased $7,000 from $163,000 for the nine months ended September 30, 2006 to $156,000 for the same period in 2007. The nine months ended September 30, 2006 included $19,000 of DD&A associated with the Pinnacle Project which was deconsolidated effective October 1, 2006. The nine months ended September 30, 2007 included $11,000 of additional amortization associated with the capitalized costs relating to the Company’s revolving credit facility with a local bank. These two items accounted for the majority of the decrease.

Other income and expense

The other income and expenses for the first nine months of 2007 netted to a loss of $579,000 compared to $682,000 for the same period in 2006. Interest income was $7,000 for the first nine months of 2007 compared to $6,000 for the first nine months of 2006. Interest expense for the first nine months of 2007 was $706,000 compared to $751,000 for the same period in 2006. We realized gains on sale of assets for the first nine months of 2007 totaling $2,000 compared to $7,000 in the prior year period. We realized an $8,000 reduction in expenses attributable to our operations in China during the first nine months of 2006 compared to none for the same period in 2007 as a result of the 50% minority interest held by our investor in the start-up LLC included as a consolidated subsidiary in these financial statements. We also received a $96,000 distribution from the defense fund associated with the Coalition Managers Litigation. Such income had not been accrued in prior periods as the exact amount, timing and actual receipt of the distribution had not been assured.

Our equity in earnings of unconsolidated affiliates reflected no earnings or losses for the first nine months of 2007 compared to $51,000 for the same period in 2006. We recorded $51,000 in 2006 as our share of earnings from our investment in Cibola Corporation compared to none in the current year nine months. While we owned 80% of the common stock of Cibola, we did not have financial or operating control of this gas marketing subsidiary. The majority of the amount received in the first nine months of 2006 was the result of a negotiated settlement with the minority common shareholders regarding the termination of the ownership agreement effective December 1, 2006.

Income taxes

The Company recorded a refund of $1,000 for the first nine months of 2007 compared to $17,000 for the same period in 2006 for federal alternative minimum taxes.

Discontinued operations

Our financial results for the nine months ended in 2007 and 2006 were impacted by losses of $3,000 and $27,000, respectively, as a result of activities in two of our four discontinued segments. The majority of the loss for the first three quarters of 2007 related to rental expense for equipment storage associated with one of our discontinued segments. The first nine months of 2006 benefited from the disposition of assets which generated gains of $3,000. These gains were offset by expenses totaling $30,000 for the nine-month period ending September 30, 2006. As of September 30, 2007, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $40,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2007, we had total debt of $10,542,000 which included $597,000 of accrued interest to a related party which was treated as a long-term obligation. Included in the remaining $9,945,000 of debt was $8,331,000 of long-term debt which had fixed interest rates and $214,000 of short-term debt; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. The remaining $1,400,000 of debt is accruing interest at Wall Street Journal Prime plus 1.5%, or 9.25%, at September 30, 2007. At September 30, 2007, a 10% increase in market interest rates would have reduced the fair value of our debt by $97,000.

We have no other market risk sensitive instruments.

Page 25 of 31 Pages

Item 4.  Controls and Procedures.

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

Item 1.  Legal Proceedings.

McElmo Dome Litigation. In 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the “Defendants”). Plaintiffs’ complaint alleged damages caused by Defendants’ wrongful determination of the value of CO2 produced from the McElmo Dome Field (the “Field”---see “Carbon Dioxide Operations” at pages 9-11 of our Form 10-K) and the corresponding wrongful underpayment to Plaintiffs. A Settlement Agreement was signed in 2001 (the "Settlement") which became final in 2003.

Subsequent to the Settlement several issues arose concerning implementation of the Settlement Agreement. A mediation in March of 2005 was unsuccessful. In July of 2005, an advisory opinion rendered by an expert on the merits of several issues in dispute concerning the Settlement Agreement failed to resolve the matter. In October of 2005 the parties agreed to proceed to binding arbitration. In August of 2006 we were advised that the Plaintiffs had lost the arbitration. The Plaintiffs filed an appeal in November of 2006 which has also now been lost. Accordingly, this matter is now closed.

Coalition Managers Litigation. In April of 2002 a suit was filed in the U.S. District Court of Colorado (Harry Ptasynski v. John M. Cogswell, et al---Case No. 02-WM-0830 (OES) against the attorneys and managers (including our Chairman) of the CO2 Claims Coalition, LLC (the “Coalition”). Reference is made to the material developments in this case reported in our Form 10-Q’s for the periods ended March 31 and June 30 of this year. As indicated in our filing for the second quarter, the case is now closed and the only open item was the distribution of the defense fund. On August 30, 2007, we received $96,000 as our share of the fund.

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

Page 26 of 31 Pages

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

In July of 2005 the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the “Phillips Case”). Subsequent to the Federal Circuit’s decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson’s Report and Recommendation respective to the Markman hearing in light of the Federal Circuit’s en banc decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held in November of 2005. On January 19, 2006, Magistrate Judge Sanderson filed his final Report and Recommendation on the Markman issues to District Judge Lindsay. In his report Judge Sanderson found no reason to change any portions of his recommendations filed on January 4, 2005, in light of the Federal Circuit’s decision in the Phillips Case. In mid-September District Judge Lindsey issued his final ruling on the Markman hearing. He adopted nine of the 14 claim constructions previously suggested by Magistrate Sanderson and modified five other claim constructions. Judge Lindsey did not modify Magistrate Sanderson’s previous finding that 24 of the 28 claims asserted by the Plaintiffs were valid.

This ruling allows the patent infringement action to proceed immediately as no appeal is allowed from this intermediate ruling. Noteworthy among the changes is the definition of a “unique transaction identifier” or UTID. Visa had asked that the UTID be defined as a globally unique data string, and Judge Lindsey refused to adopt that construction, construing the UTID more broadly in a manner more favorable to Plaintiffs’ patent infringement claims. Based on the ruling, Plaintiffs anticipate filing a motion for summary judgment asking the Court to rule in their favor as a matter of law, and Plaintiffs anticipate that Visa will also file a summary judgment motion.

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

Page 27 of 31 Pages

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

The parties are currently negotiating a proposed scheduling order. It is anticipated that both sides' summary judgment motions will be fully briefed by early to mid-2008. Upon resolution of the summary judgment motions, Plaintiffs will push for trial as quickly as possible, possibly toward the end of 2008.

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

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of additional installments of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($8,849,000) at September 30, 2007, and will continue to increase until we are able to achieve profitability in our Coal and China Segments. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in our Coal Segment during the first half of next year and complete the disposition of our China Segment by year-end. If a turnaround is not successful or is only partially successful, we will need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of September 30, 2007, we had $10,542,000 of total debt outstanding, including $597,000 of accrued interest to an affiliate of the Chairman. While only $2,000 of the total debt is due to be repaid in 2007, another $2,770,000 of the total currently outstanding is due to be repaid by December 31, 2008. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have 10 firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. Approximately 57.0% of our 5,658,000outstanding shares are held by management and another 8.3% are held by a long-term institutional holder. In addition, at September 30, 2006, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and stock options totaling 670,000 shares, notes convertible into 3,506,000 shares and a total of 721,000 shares in two DSC Plans scheduled for distribution in 2007 and future years.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2007, we exchanged $79,000 aggregate principal amount of 12% notes due February 29, 2008 (the “S-T Notes”), for interest payments due to holders of our 12% Convertible Subordinated Notes due August 31, 2009. On September 17, 2007, we sold $50,000 of S-T Notes due March 17, 2008, for cash. In connection with the exchange or sale of the S-T notes we issued two-year warrants (the “2007 Warrants”) to purchase a total of 12,869 shares of our common stock at $0.80 per share. On October 11, 2007, one of the S-T Notes in the principal amount

Page 28 of 31 Pages

of $24,000 was prepaid in order to secure a consent from the holder of such note to the Change in Terms Agreement in connection with our $1,500,000 bank credit facility.

None of the 2007 Warrants or the Underlying Common Stock which may be issued in connection with the 2007 Warrants are registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2007 Warrants and the Underlying Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for “transactions by the issuer not involving a public offering,” in transactions that fell within the safe harbor provided by Rule 506 of Regulation D of the Securities Act.

Item 3.  Default Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Commencing on June 5, 2007, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

(a)  The annual meeting was held on July 11, 2007.

(b)  The business of the meeting included the election of Harlon E. Martin, Jr. and Herb Mee, Jr. to serve as directors for three-year terms or until their successors have been elected and qualified.

In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified:

W.M. Beard	(2008)
Allan R. Hallock	(2009)
Ford C. Price	(2009)

To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

The table below sets forth the voting for election of directors:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Harlon E. Martin, Jr.	4,461,928	-0-	6,302	296,275	827,075
Ford C Price	4,462,404	-0-	5,826	296,275	827,075

(c)  At the meeting the stockholders also voted to approve the adoption of The Beard Company 2005 Deferred Stock Compensation Plan, as amended. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes

3.603,561	20,154	317,305	1,650,560

(d)  At the meeting the stockholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2007. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes

4,462,557	1,073	300,875	827,075

Item 5.  Other Information.

Not applicable.

Page 29 of 31 Pages

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

Page 30 of 31 Pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEARD COMPANY (Registrant)

November 19, 2007	/s/ Herb Mee, Jr. Herb Mee, Jr., President and Chief Financial Officer

November 19, 2007	/s/ Jack A. Martine Jack A. Martine, Controller and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect	Incorporated herein by reference

4	Instruments defining the rights of security holders:

4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant

Incorporated herein by reference

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

32	Section 1350 Certifications:

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith electronically

Page 31 of 31 Pages