Form 10-K
period 2007-12-31
BEARD CO /OK
filed 2008-04-14
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 1-12396

THE BEARD COMPANY

(Exact name of registrant as specified in its charter)

Oklahoma	73-0970298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Enterprise Plaza, Suite 320 5600 North May Avenue Oklahoma City, Oklahoma	73112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 842-2333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	(Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0006665 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☐ No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last sale price of registrant’s common stock on the OTC Bulletin Board as of the close of business on June 30, 2007, was $1,132,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2008 was

Common Stock $.0006665 par value – 6,243,847

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

THE BEARD COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

THE BEARD COMPANY

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “EXPECT,” “INTEND,” “PROJECT,” “ESTIMATE,” “ANTICIPATE,” “BELIEVE,” OR “CONTINUE” OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS (“CAUTIONARY STATEMENTS”) ARE DISCLOSED UNDER “ITEM 1. BUSINESS (c) NARRATIVE DESCRIPTION OF OPERATING SEGMENTS,” “ITEM 1A, RISK FACTORS,” “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. WE ASSUME NO DUTY TO UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

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

We have been involved in numerous businesses during the last 30 years, many of them unsuccessful. Our operating activities are now comprised of four segments:

•	The coal reclamation (“Coal”) Segment, which is in the business of operating coal fines reclamation facilities in the U.S.;

•	The carbon dioxide (“CO2”) Segment, which has profitably produced CO2 gas since the early 1980’s;
•

The e-Commerce (“e-Commerce”) Segment, whose strategy has been to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods and security technologies; and

•	The oil and gas (“Oil & Gas”) Segment, which is in the business of producing oil and gas.

Net Operating Loss Carryforwards. We have approximately $27.6 million of unused net operating losses (“NOL’s”) available for carryforward, including $22.8 million which expire in 2008 and $4.8 million which expire in 2021 through 2027, plus approximately $3 million in tax depletion carryforwards. The loss of the NOL’s would have a negative impact on our future value. If we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code, we would be severely limited in our ability to use our NOL’s in the future. Our Certificate of Incorporation contains provisions to prevent the triggering of such a change by restricting transfers of shares without ourBoard of Directors’ consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of our outstanding capital stock.

Effect of Recent Operations on Liquidity. Sustaining the operating activities of our unprofitable Coal, China (now discontinued) and e-Commerce Segments, plus our overhead, has resulted in a serious outflow of cash during the past several years. We have managed this cash shortfall through a series of financings and the sale of various assets, principally those left over from our previously discontinued operations.

Efforts to Improve Cash Flow; PrivateDebt Placements. During the three years ended December 31, 2007, we took several steps to reduce our negative cash flow, including salary deferrals by our Chairman and President and deferrals of directors’ fees into our Deferred Stock Compensation Plans (the “DSC Plans”) and continuing suspension of our 100% matching contribution (up to a cap of 5% of gross salary) under our 401(k) Plan. Five private placements of long-term debt raised gross proceeds of $4,184,000 during such period, including an additional $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. In 2005 and 2006 we borrowed more than $11,350,000 from a pond owner to construct a jointly-owned coal fines recovery plant in West Virginia. Investor affiliates of the pond owner provided an additional $2,800,000 of equity to fund the project. We disposed of our controlling interest in the project in October of 2006 and were relieved of a guaranty of the debt when we transferred our remaining interest in the project in May of 2007. In addition, we secured a $350,000 long-term bank credit facility in March of 2006. These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $192,000 of short-term loans from our Note holders, (iii) $105,000 of additional convertible notes discussed above, and (iv) a $1,500,000 long-term bank credit facility in June of 2007. $220,000 of the proceeds from the 2007 bank facility were used to retire the remaining principal balance under the 2006 bank facility. In addition, the Coalition Managers Litigation has now been concluded, and we received approximately $96,000 from the defense fund in August of 2007. (See “Item 3. Legal Proceedings---Coalition Managers Litigation” for additional details). These measures enabled the Company to continue operating until the events described below under Additional Details and Recent Developments had occurred or until they do occur.

The financings included private placements of (i) $2,100,000 of 12% Convertible Subordinated Notes due February 15, 2010 (the “2010 Notes”) completed in October of 2004 and January of 2005; (ii) $2,004,102 of 12% Convertible Subordinated Notes due August 31, 2009 (the “2009 Notes”) completed in October of 2005 and February of 2006; and (iii) $1,268,000 of 12% Convertible Subordinated Notes due in 2008 (the “2008 Notes”) completed in November of 2006. An additional 2010 Note in the amount of $105,300 was delivered to a 2010 Noteholder in lieu of interest due on February 15, 2007. In each case the Notes were offered to accredited investors and sold on a best efforts basis by us or by an investment banking firm which acted as a selling agent.

All of the 2010 Notes were sold. A total of $1,328,000 of the 2009 Notes were sold, including $193,000 which were sold in the first quarter of 2006 and generated working capital of approximately $191,000. The exchange in 2005 of $624,000 of 2009 Notes for an earlier issue of notes due to mature in 2006 generated $624,000 of working capital by converting current maturities of long-term debt to long-term debt. A total of $651,000 of the 2008 Notes were sold in 2006, including $568,000 of 2008 Notes which were exchanged for Production Payments we had sold in conjunction with the 2004 Notes. This exchange generated working capital of $568,000 in 2006 for the same reason.

The 2010, 2009 and 2008 Notes (collectively, the “Notes”) were convertible into 2,100,000, 650,000 and 651,000 shares of the Company’s common stock, respectively, at year-end 2006. The warrants issued with the 2006 Notes were convertible into 480,000 shares; 200,000 of the warrants have already been exercised. Conversion of the Notes and our outstanding 630,109 (480,109 at March 31, 2008) warrants will create a substantial amount of dilution on our future earnings per share. Sale of the Notes, net of the exchange and legal and other costs associated with the offerings, provided approximately $2,195,000 of net cash proceeds to us in 2005, $275,000 in 2006 and $105,000 in 2007. The note exchanges in 2005 and 2006 provided additional working capital of $1,192,000 as discussed above. The working capital provided by the sales and exchanges of Notes substantially improved our liquidity and provided a significant portion of the working capital needed to “bridge the gap” until the coal projects we have under development or the sale of additional assets can generate positive cash flow.

Bank Credit Facilities. In March of 2006 we closed on a $350,000 reducing revolving credit facility (the “2006 Facility”) with a local bank secured by a first lien on our share of the production from eight gas wells in Yuma County,

Colorado. The 2006 Facility provided an initial borrowing base of $350,000, with such commitment reducing at the rate of $10,000 per month and had a maturity date of September 30, 2007. Our borrowings under the 2006 Facility peaked at $290,000 in July of 2006. Borrowings under the 2006 Facility had been reduced to $220,000 in June of 2007 when it was retired from the proceeds of a new $1,500,000 reducing revolving credit facility (the “2007 Facility”) with the same bank. The 2007 Facility is secured by a first lien on our share of the CO2 production from the McElmo Dome Unit, has a maturity date of December 31, 2008, and provides for interest payable monthly at the Wall Street Journal Prime Rate plus 150 basis points.

Unless the context otherwise requires, references to us herein include our consolidated subsidiaries.

Additional Details

Loans from and Agreements with PinnOak Resources. In September of 2004 Beard Technologies, Inc. (“BTI”) and its then wholly-owned subsidiary, Beard Pinnacle, LLC (“BPLLC”), agreed to construct a coal slurry recovery plant (the “Pinnacle Project”) for PinnOak Resources, LLC. (“PinnOak”). The plant was projected to cost $11,800,000. PinnOak was anxious to start the Project despite the fact that a guaranty by the United States Department of Agriculture (the “USDA Guaranty”) needed to secure a contemplated $9,000,000 bank loan for the Project had not yet been obtained. During the fourth quarter of 2005, PinnOak loaned $1,100,000 to BPLLC to get construction started.

In February of 2006 BTI and BPLLC executed a supplemental agreement (the “Agreement”) with PinnOak in connection with the Project. BPLLC had previously accepted a proposal from a lending institution to provide a $9,000,000 loan for the Project and affiliates of PinnOak had agreed to provide $2,800,000 of equity and own 50% of BPLLC. Both commitments were subject to the condition that the USDA Guaranty at least 70% of the borrowed amount.

The Agreement also provided that if BPLLC had not obtained the USDA Guaranty or a third party loan in an amount sufficient to complete the Project on or before April 1, 2006, PinnOak was committed to assume control of the Project and be responsible for funding or arranging the funding of the Project. If additional funding was needed prior to receipt of the USDA Guaranty, PinnOak agreed to provide additional loans to BPLLC and BPLLC and BTI agreed to provide certain collateral. In March of 2006 the amount of BPLLC’s note was increased from $5,100,000 to $9,000,000 and the “trigger date” for certain events was extended from April 1, 2006 to May 1, 2006. By April of 2006 PinnOak had advanced a total of $5,910,000 to finance the construction. PinnOak elected not to take control at that time, while both PinnOak and BTI unsuccessfully pursued third party financing. Meanwhile, BTI unsuccessfully pursued the USDA Guaranty, and PinnOak continued to provide additional loans to BPLLC to finance construction of the Project. On September 30, 2006, PinnOak elected to convert $2,800,000 of its loans to equity in BPLLC, which interest was acquired by an investor group of PinnOak affiliates. Effective October 1, 2006, the PinnOak investor group exercised their option to assume control of BPLLC and increased their interest in BPLLC to 75%. BTI’s interest in BPLLC was reduced to 25% and BPLLC ceased to be a consolidated subsidiary. As of March 31, 2007, PinnOak had advanced more than $14,150,000 to finance the Project, including the $2,800,000 of equity provided by its affiliates.

Neither we nor PinnOak were able to secure an alternative source of financing, and their loans became the permanent source of financing for the Project. Most of the existing agreements governing the Project were terminated in May of 2007 and we gave up our remaining 25% interest in the Project while remaining as the contract operator. A new contract operating agreement became effective in May of 2007. BTI was relieved of its guaranty of all loans made by PinnOak (totaling more than $11,350,000) which was secured by BTI’s remaining 25% interest in BPLLC. In the fall of 2007 PinnOak sold BPLLC to a large public company which in turn sold BPLLC to a competitor of BTI in February of 2008. The competitor elected to replace BTI as contract operator at that time with one of its own subsidiaries. Loss of the contract operating agreement was not material to either BTI or us because it only generated $20,000 of revenue since its inception.

Recent Developments

Coal Projects. On October 11, 2007, the Company signed a purchase agreement and on October 31, 2007, it made a down payment on the site for a new project (the “Yukon Project”). A new subsidiary, Beard Yukon, LLC, was formed to conduct recovery operations at this site. The Company had raised $280,000 of the $450,000 necessary to fund the Yukon Project when it was determined that the owner of the site would not allow us to use the site to test the equipment we were planning to use during the recovery process. Alternative equipment would have been too expensive for a stand alone project.  Accordingly, the project was abandoned and the $280,000 was refunded to the investors.

The Coal Segment is actively pursuing multi-project financing for its future coal projects through two separate investment banking sources. Meanwhile, it is continuing to develop projects so as to have them ready when the financing becomes available. The timing of the projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

China Fertilizer Plant. To date our China fertilizer manufacturing plant has not marketed sufficient product to reach its projected breakeven point. Several new marketing initiatives were attempted, but all were unsuccessful. On December 28, 2007, our Board of Directors voted to discontinue the China Segment effective as of December 31, 2007. To date the investment banking firm we engaged has been unable to sell the plant and its efforts to finalize a contract whereby our plant would become a contract operator for a sizeable Chinese public fertilizer company have not been concluded. We and our partner loaned an additional US$297,000 during 2007, and an additional US$49,000 during the 2008 first quarter to keep the plant operating. We have agreed to provide up to an additional US$50,000 to keep the plant operating until the final resolution of the proposed contract has been determined.

Expansion of McElmo Dome Production Capacity. In May of 2006 Kinder Morgan CO2 Company, L.P. (“KM”), the operator of the McElmo Dome Unit, circulated an authorization for expenditure in connection with a planned $99,800,000 expansion of production capacity of the Unit. We elected to participate in the expansion for our 0.538142% working interest share (approximately $537,000). In March of 2007 KM advised us that the owner of a 40% working interest had elected not to participate in the expansion. Our share of the costs accordingly increased to approximately $967,000. We and a number of other small working interest owners who also had elected to participate in the expansion subsequently revoked our approval to participate and elected the “opt out” provision. However, it was late in the year before KM finally agreed to our opting out. During the interim they suspended all of our runs from the Unit, which accounted for 93.2% of our revenue and more than 99.3% of our operating profits in 2007. This created significant cash flow and liquidity problems for us during the last nine months of the year.

Sale of Interest in McElmo Dome Unit. On March 26, 2008, we sold 35% of our ownership in the McElmo Dome Unit for a cash consideration of $3,500,000 (the “Sale”). Transfer of production was effective February 1, 2008. The Sale is expected to generate a gain of approximately $3,340,000 in the 2008 first quarter and enabled us to pay down $2,677,000 of our total debt. We set aside an additional $724,000 to pay our 2008 Convertible Subordinated Notes and associated accrued interest in the event they have not been converted prior to their maturity. Our remaining interest in the McElmo Dome field had an indicated fair market value of $6,500,000 on February 1, 2008 as compared with its book value of $257,000 on such date.

Since the Sale included 35% of the collateral for the 2007 Facility (see above), we entered into a Change of Terms Agreement with the bank reducing our line of credit under the facility to $1,000,000 and reducing the required monthly reduction of the line from $75,000 to $50,000. We then paid the credit line down to zero. As a result of the paydown of debt, the re-negotiation of our bank line of credit, and the setting aside of funds to retire the 2008 Notes, if not converted, we are in a much stronger position near-term and will be working on other measures to further improve our liquidity.

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

Financial information about industry segments is contained in the Statements of Operations and Note 15 of Notes to the Company’s Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

(c)   Narrative description of operating segments.

We currently have four operating segments: Coal, CO2, e-Commerce and Oil & Gas. All of such activities, with the exception of our CO2 gas production activities, are conducted through subsidiaries. We, through our corporate staff, perform management, financial, consultative, administrative and other services for our subsidiaries.

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

The MCN Projects. Beginning in April of 1998, BTI operated six pond recovery/Section 29 briquetting projects for a subsidiary of MCN Energy Group, Inc. (“MCN”). At the time this made BTI, to the best of our knowledge, the largest operator of coal recovery plants in the world. MCN became concerned that the plants might not qualify for the tax credit and took a special charge of $133,782,000 at year-end 1998 tocompletely write off the projects. In January of 1999 MCN terminated the contracts with BTI. This had a severe negative impact on BTI’s subsequent income and cash flow. The contracts later qualified for the tax credits.

Sharp Increase in Natural Gas Prices; Effect on Coal Demand. The sharp increase in natural gas prices in 2004 and 2005 had a major impact upon the electric power generating industry which began to focus on building new generating capacity utilizing coal-fired rather than gas-fired plants. It appears that natural gas will be in relatively short supply in future years. As a result, the price of coal when compared to the price of gas on a Btu basis remains quite attractive. It appears that coal, which accounts for over 50% of the nation’s power generating capacity, will remain the principal fuel source for electric power production for a number of years.

The rising price of natural gas drove the spot price of coal to record levels in 2005---prices that had not been seen in the coal industry since the oil crisis of 1974 and 1975. Although there has been some pricing relief in subsequent years, many energy economists believe that natural gas prices will remain high for many years to come. The strong coal market, plus added pressure from regulatory agencies to more quickly reclaim or re-mine abandoned slurry impoundments, has sparked renewed interest among pond owners and coal operators to move forward with pond recovery projects. Many of these recovery projects had been sitting on the back burner for a number of years because of marginal coal prices and stagnant demand.

We believe this is an ideal set of circumstances for BTI, which in recent years has been totally focused on pond recovery. During the last nine years, BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines. We have a great deal of expertise in the complicated business of coal pond recovery. We believe that we are one of the two industry leaders and that most coal operators contact us first when they are interested in having a pond recovered.

Projects Under Development. This convergence of high coal prices with added regulatory agency pressure has resulted in BTI having more potential projects on the drawing board than at any other time in its existence. We have had more coal producers and utilities call us to discuss projects in the last four years than we had during the previous 13 years of BTI’s existence. Currently, we are actively pursuing a number of projects, mostof which are located in the Central Appalachian Coal Basin. We have a number of other projects in the pipeline for follow up once these projects have come to a resolution. However, we cannot assure you that any of the pond recovery projects currently under development will proceed.

Pinnacle Project. In 2004 we formed Beard Pinnacle, LLC (“BPLLC”), an Oklahoma limited liability company, and originally a wholly-owned subsidiary of BTI. BPLLC was formed to construct and operate a pond fines recovery facility, known as the Pinnacle Project, owned by PinnOak’s wholly-owned subsididary, Pinnacle Mining Company, LLC, a coal mining and energy resources company (“PMC”). The facility is located near Pineville, West Virginia. BTI and PinnOak executed an agreement regarding the initial equity funding of BPLLC and its development and operation of the Pinnacle Project based upon the premise that BPLLC or its lender would receive a USDA loan guaranty of up to 70% of a $9,000,000 loan.

Based upon this premise, BPLLC commenced construction of the Pinnacle Project in September of 2005. PinnOak advanced more than $14,150,000 to finance the Pinnacle Project, including $2,800,000 of equity provided by its affiliates. Effective September 30, 2006 the affiliates converted $2,800,000 of PinnOak’s advances to equity in BPLLC. Effective October 1, 2006, the PinnOak investor group exercised their option to assume control of BPLLC and increased their interest in BPLLC to 75%. BPLLC ceased to be a consolidated subsidiary, and our 25% interest therein was reflected as equity in earnings (loss) of unconsolidated subsidiaries at year-end 2006.  In May of 2007 we gave up our remaining 25% interest in the Pinnacle Project and were relieved of our guaranty of all loans made by PinnOak.  (See “Item 1. Business. General development of business---Additional Details---Loans from and Agreements with PinnOak Resources” for additional details).

Improved Drilling and Lab Capabilities. In 2000 BTI made substantial investments to improve its slurry pond core drilling equipment and its fine coal laboratory analytical services capabilities. In addition to supporting its own pond recovery project evaluations, BTI now offers state of the art drilling and analytical services to commercial clients who are independently investigating their own projects.

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

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/07	1.4%
12/31/06	1.5%
12/31/05	3.9%

Since BPLLC is no longer a consolidated subsidiary, the sale of coal from the Pinnacle Project after October 1, 2006 is no longer reflected as revenues. Accordingly, the loss of PMC as a customer will not have a material adverse effect on the segment nor on us. We are unable to predict whether we will become dependent on a single customer in the future as additional projects under development by the segment are negotiated and finalized.

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

Environmental Matters. Compliance with Federal, state and local laws regarding discharge of materials into the environment or otherwise relating to protection of the environment are of primary concern to the segment, and the cost of addressing such concerns are factored into the cost of each project. The cost of compliance varies by project and cannot be estimated until all of the contract provisions have been finalized. See “Regulation---Environmental and Worker Safety Matters.”

Financial Information. Financial information about the Coal Segment is set forth in the Financial Statements. See Part II, Item 8---Financial Statements and Supplementary Data.

CARBON DIOXIDE OPERATIONS

General. Our carbon dioxide (CO2) gas operations are conducted by the parent company which owns working and overriding royalty interests in two CO2 gas producing units.

Carbon Dioxide (CO2) Properties

McElmo Dome.The McElmo Dome field in Dolores and Montezuma Counties in western Colorado is a 240,000-acre unit which produces CO2 gas.

At year-end 2007 we owned a 0.53814206% working interest (0.4526611% net revenue interest) and an overriding royalty interest equivalent to a 0.0920289% net revenue interest in the Unit, giving us a total 0.5446900% net revenue interest. Effective August 1, 2007 the Company elected to take a portion of its share of CO2 production in kind from the McElmo Dome field and sell it through an entity, Trinity CO2, LLC (“Trinity”), designed for this purpose. Effective February 1, 2008 we sold 35% of our ownership interests to third parties. (See “Item 1. Business. General development of business. Recent Developments”).

Deliveries of CO2 gas are transported through a 502-mile, 30-inch diameter pipeline to the Permian Basin in West Texas where such gas is utilized primarily for injection into mature oil fields. Kinder Morgan CO2 Company, L.P. (“KM”) serves as operator of the unit. There are 54 producing wells, ranging from 7,634 feet to 8,026 feet in depth, that produce from the Leadville formation. The wells produced a combined total of 972 million cubic feet per day in 2006. McElmo Dome is believed to be the largest producing CO2 field in the world. The Four Corners Geological Society in 1983 estimated that the field contained 17 trillion cubic feet (“TCF”) of CO2. The gas is approximately 98% CO2. The field is currently undergoing a $100,000,000 expansion known as the Goodman Point Expansion. We have opted out of the expansion but will back-in after payout which is estimated to occur in four years.

In 2007, we sold 1,570,000 Mcf attributable to our working and overriding royalty interests at an average price of $0.97 per Mcf. In 2006 we sold 1,933,000 Mcf attributable to our working and overriding royalty interests at an average price of $.0.79 per Mcf. In 2005 we sold 1,902,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $.60 per Mcf. We were underproduced by 337,000 Mcf on the sale of our share of McElmo Dome gas at year-end 2007 compared to 8,000 Mcf at December 31, 2006.

As the result of the recent increase in oil prices, CO2 demand for tertiary recovery and McElmo Dome production has increased accordingly. CO2 production, which averaged 957 million cubic feet per day in 2005, increased to 972 million cubic feet per day in 2006 and to 955 million cubic feet per day in 2007. We have been advised by the operator that the field is now capable of producing 1.2 billion cubic feet per day.

We consider our ownership interest in the McElmo Dome Field to be one of our most valuable assets. At year-end 2007 the field had produced 5.752 TCF of CO2, leaving more than 8.6 TCF of remaining reserves (47 BCF to our net interest) based upon KM’s estimate of reserves. As a result of the settlement of the McElmo Dome litigation, the recent improvement in oil prices and the increased demand and improved pricing for CO2, we believe that our interest in the field had a fair market value of approximately $10.0 million versus a book value of $399,000 at year-end 2007. As a result of the sale of 35% of our ownership in March of 2008, we believe that our remaining interest had a fair market value of $6.5 million versus a book value of $258,000 as of January 31, 2008.

At December 31, 2007, our interest in the McElmo Dome Field was subject to deed of trust liens in the amount of approximately (i) $1,375,000 in favor of a local bank, (ii) $390,000 in favor of a holder of our 2009 Notes and (iii) $3,451,000 in favor of a related party. As a result of the sale in March of 2008 of 35% of our interest, the liens had been reduced to (i) $1,000,000*, (ii) $390,000 and (iii) $2,250,000, respectively, at March 31, 2008.

_______

*Reflects the maximum amount available under the line of credit. Borrowings totaled zero on such date.

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

Bravo Dome. Effective October 1, 2007, we sold our 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico for a net $285,000.

Net CO2 Production. The following table sets forth our net CO2 production from McElmo Dome for each of the last three fiscal years:

Fiscal Year Ended	Net CO2 Production (Mcf)
12/31/07	1,570,000*
12/31/06	1,933,000
12/31/05	1,902,000

_______

*Net of 329 Mcf of CO2 production that we transferred to storage which has been excluded.

Average Sales Price and Production Cost. The following table sets forth our average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last three fiscal years:

Fiscal Year Ended	Average Sales Price Per Mcf of CO2	Average Lifting Cost Per Mcf of CO2
12/31/07	$0.97	$0.12*
12/31/06	$0.79	$0.07
12/31/05	$0.60	$0.07

             _______

                *Increase in average lifting costs due primarily to $68,000 in additional severance taxes.

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

Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years. Our CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2007, approximately 99% of our revenues from the sale of CO2 gas was derived from KM and Trinity and approximately 1% was derived from Exxon Mobil.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/07	93.2%
12/31/06	89.7%
12/31/05	86.8%

Under the existing operating agreements, so long as any CO2 gas is being produced and sold from the field, we have the right to sell our undivided share of the production to either KM or Exxon Mobil and also have the right to sell such production to other users. During 2007 KM was offering a slightly higher price than Exxon Mobil, so more of the segment’s production was sold to KM. We believe that the loss of either KM, Trinity or Exxon Mobil as a customer would have a material adverse effect on the segment and on us.

Productive Wells. Our principal CO2 properties are held through our ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2007, we held a working interest in a total of 46 gross (0.248 net) CO2 wells located in the McElmo Dome Unit in Colorado. The wells drilled to date in the Goodman Point Expansion, in which we have a back-in after payout have been excluded since they are not material at this time.

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

In March 2002 starpay’s marketing rights with respect to its Clients were broadened to include the right to litigate on behalf of VIMachine all patent claims in relation to the VIMachine Patent and related foreign applications or patents. Any settlement and/or judgment resulting from starpay’s prosecution of the VIMachine Patent claims will be shared 50/50 or 25/75 between starpay and VIMachine (depending upon who the infringing party may be)following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims.

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

In January  of 2005, following a Markman hearing held in late October of 2004, the Magistrate Judge filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. The Magistrate Judge found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties pursued modifications of the Magistrate’s recommendations in the form of an appeal to the District Court and are awaiting the Court’s final ruling on claim construction issues.  In January of 2006 the Magistrate Judge filed his final Report and Recommendation confirming his earlier recommendations.  In mid-September of 2007 District Judge Lindsey filed his final ruling on the Markman hearing.  He adopted nine of the 14 claim constructions previously suggested by the Magistrate Judge and modified five other claim constructions.  He did not modify the Magistrate's previous finding that 24 of the 28 claims asserted by the Plaintiffs were valid.  Subsequently both sides filed motions for summary judgment.

The parties are currently negotiating a proposed scheduling order.  It is anticipated that both sides' summary judgment motions will be fully briefed by mid-2008 if ongoing settlement discussions do not bear fruit.

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

starpay’s Strategy and Current Opportunities. starpay’s plan has been to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property. We have identified and investigated many opportunities for our intellectual property portfolio which include various e-commerce payment systems, security access applications and secure document transmission. Although there are many applications for our technology, our focus is on Internet security, authentication and electronic payments. starpay is continuously assessing these situations looking toward the possibility of generating additional licensing opportunities.

starpay believes that its intellectual property portfolio provides the technology and methods for enabling the most secure payment system and authentication protocols available for use on the Internet. If starpay is successful in its strategic licensing and litigation efforts, the e-Commerce Segment could become a major contributor to our future success. However, its licensing efforts have recently been on hold until there is a resolution to the Visa litigation.  Accordingly, no assurance can be given that starpay will successfully capitalize on its Internet security methods and technologies.  (See "Item 3.  Legal Proceedings---Visa Litigation").

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

Dependence of the Segment on a Single Customer. The e-Commerce Segment accounted for the following percentages of the Company’s consolidated revenues from continuing operations for each of the last three years.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/07	0.03%
12/31/06	0.03%
12/31/05	2.30%

The segment presently has only one customer, a licensee. However, the licensee has already generated one sublicense and is pursuing others. We believe that the loss of the segment’s present customerwould not have a material adverse effect on the segment since the segment would then be in a position to pursue licenses directly with other parties. The loss of the present customer would not have a material adverse effect on us.

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

From time to time BOC also sells an interest in its undeveloped acreage and retains an overriding royalty. Such sale is commonly known as a “sublease”. In fiscal years 2007, 2006 and 2005, sublease activities accounted for revenues of $0, $7,000 and $0, respectively.

Sandy Lake Field. In January of 2005 we announced that we were back in the oil and gas business. One of the leases which we acquired was a 640-acre tract covering all of Section 36, Township 3 North, Range 48 West, in Yuma County, Colorado.

In January of 2004 BOC entered into a farmout agreement with Vista Resources (“Vista”) of Pittsburgh, Pennsylvania. Vista drilled eight wells in the Niobrara Formation on the farmout lands. Under the farmout arrangement, BOC was carried for a 22.5% working interest in the initial well in which it owns a 3.6% overriding royalty interest until payout and a 22.5% working interest (19.6875% net revenue interest) thereafter. We paid our 22.5% share of the cost of the seven additional wells. All eight of the wells were completed as gas producers in the Niobrara Formation at a depth of approximately 2,800 feet. The wells were placed on production in the fourth quarter of 2005, and are currently producing at an average rate of approximately 40-45 MCF per day from each well. Our share of the production from these wells totaled $66,000, $121,000 and $86,000 in 2007, 2006 and 2005, respectively.

Big Porcupine Field. BOC also has a 4.5% overriding royalty interest in 12 wells which produce coal bed methane gas from the Mesaverde Formation from a 317-acre tract in Section 1, Township 41 North, Range 71 West, Campbell County, Wyoming. The wells were drilled by Peabody Natural Gas, LLC on a lease BOC sold to them in 2000 on which BOC retained an overriding royalty interest. Our share of production from these wells totaled $8,000, $20,000 and $8,000 in 2007, 2006 and 2005, respectively.

Due to the limited pipeline capacity in the Rocky Mountain area, the price we have received for the gas we have sold to date has been lower than normally received in other areas of the U.S.

In addition to the producing tracts in Colorado and Wyoming, BOC owns undeveloped leases covering 41 acres in Colorado, 12,028 acres in Mississippi and 6,867 acres in Wyoming, a total of 18,936 acres.

Principal Products and Services. The principal products produced by our Oil & Gas Segment are oil and gas which accounted for the following percentage of total consolidated revenues from continuing operations for each of the last three fiscal years:

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/07	5.0%
12/31/06	8.6%
12/31/05	7.0%

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

At the present time the Oil & Gas Segment has no oil production. Our natural gas production is being sold on a “spot” basis to the only pipeline markets available in the two fields in which our properties are located. And, since both of our properties are non-operated, we have no control over the price we are receiving. The price we received in Colorado ranged from $2.61 to $7.41 per Mcf in 2007 and from $2.60 to $7.48 per Mcf in 2006; in 2005 it ranged from $4.96 per Mcf to $9.58 per Mcf; in Wyoming the price we received ranged from $1.72 to $4.19 per Mcf in 2007 and from $2.63 per Mcf to $5.81 per Mcf in 2006 and from $5.26 per Mcf to $8.76 per Mcf in 2005, the first year of production for the wells in these fields.

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

GBDS was organized in May of 2005 with the concept of acquiring and transporting to the U. S. high quality drilling assets manufactured in the PRC. Since its organization, GBDS has acquired two new drilling rigs produced by a large Chinese manufacturing company. In each case a large privately-held exploration and production company based in Denver, Colorado, provided the funds to acquire the rigs, transport them to the U. S. and pay for all mobilization costs. The exploration company will own the first rig until it has recouped all of its initial purchase, transportation and mobilization costs plus interest at ten percent per year; after payout it will own 10% and GBDS will own 90% of this rig. GBDS receives a daily fee for operating this rig or a smaller fee if it is on stand-by. The exploration company provides the locations to be drilled. The exploration company owns the second rig, on which GBDS pays a rental fee of $6,000 per day.

In addition, GBDS has been able to finance the acquisition of a top drive which has been leased to the exploration company for $1,500 per day.

The Chinese-manufactured rigs, which are of very high quality, cost less than a comparable rig manufactured in the U. S. GBDS hopes to arrange the financing for several additional rigs and several additional top drives during the next three years.

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

OTHER CORPORATE ACTIVITIES

Other Assets. During the last seven years we have disposed of most of the assets related to the operations which we discontinued in 1999 and 2001. However, we still have a few remaining assets and investments which we are in the process of liquidating as opportunities materialize. At year-end 2007 such assets consisted primarily of the residue of an iodine extraction plant and related equipment, drilling rig components and related equipment, wastewater storage tanks and a real estate limited partnership in which we are a limited partner. All of such assets are reflected on our books for less than their anticipated realizable value, which we estimate in total would not exceed $40,000. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in our ongoing business activities or redeployed into newly targeted opportunities.

Office and Other Leases. We lease office space in Oklahoma City, Oklahoma, aggregating 5,817 square feet under a lease expiring September 30, 2008, at a current annual rental of $87,000. In addition, our subsidiaries lease space at other locations as required to serve their respective needs.

Employees. As of December 31, 2007, we employed 13 full time employees and two part time employees in our continuing operations, including seven  full time employees and two part time employees on the corporate staff.

Item 1A.   Risk Factors.

Lack of Profitable Operations in Recent Periods. Although we were profitable in 2004 as a result of the McElmo Dome Settlement (see “Item 3. Legal Proceedings---McElmo Dome Litigation” for complete details), we have suffered net operating losses during each of the last nine years. Until we can demonstrate the ability to generate positive cash flow from operations, this shortcoming will impede our ability to borrow funds and may impact our ability to achieve profitability in the future.

There is no certainty that we will be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. As such deficiency increased to ($9,185,000) at year-end 2007 and, although it will decrease in the 2008 first quarter as a result of the McElmo Dome sale, it is likely that it will continue to increase until we are able to achieve profitability in our Coal Segment. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in our Coal Segment this year. If a turnaround is not successful or is only partially successful, we may need to pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to obtain additional financing on terms that we deem acceptable or obtain additional financing at all. (See “Item 1. Business. General development of business ---Recent Developments” for additional details).

We have substantial indebtedness and may not have enough revenues to pay our debts. As of December 31, 2007, we had $10,651,000 of total debt outstanding, including $668,000 of accrued interest to an affiliate of the Chairman, and $3,508,000 of the debt is due in 2008. We, or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have nine firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. At year-end 2007, 57.0% of our 5,657,715 outstanding shares was held by management and another 8.3% was held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 640,000 shares, notes convertible into 3,506,000 shares at year-end 2007 and a total of 775,000 shares at year-end 2007 in two DSC Plans scheduled for distribution in 2008 and future years.

History of Delays in Finalizing New Coal Projects. We have experienced delays in the past in finalizing our new coal projects. We may experience additional delays in the future. No definitive contracts have been signed in connection with the projects currently under development in the Coal Segment, nor has any financing been arranged to date for these projects. Continued delays in finalizing our new coal projects may have a material adverse effect on us.

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

Item 3.   Legal Proceedings.

Neither we nor any of our subsidiaries are engaged in any litigation or governmental proceedings which we believe will have a material adverse effect upon the results of operations or financial condition of any of such companies. To of the three lawsuits where our share of the amount at stake, exclusive of interest and costs, exceeded 10% of consolidated current assets at year-end 2007, have now been settled. See the details below.

McElmo Dome Litigation. In 1996 we joined with other Plaintiffs in filing in U.S. District Court for the District of Colorado a suit against Shell Oil Company, Shell Western E & P, Inc., Mobil Producing Texas and New Mexico, Inc. and Cortez Pipeline Company, a partnership (collectively, the “Defendants”). Plaintiffs’ complaint alleged damages caused by Defendants’ wrongful determination of the value of CO2 produced from the McElmo Dome Field (the “Field”---see “Carbon Dioxide Operations” at pages 10-12 of our Form 10-K) and the corresponding wrongful underpayment to Plaintiffs. A Settlement Agreement was signed in 2001 (the “Settlement”) which became final in 2003.

Subsequent to the Settlement several issues arose concerning implementation of the Settlement Agreement. A mediation in March of 2005 was unsuccessful. In July of 2005, an advisory opinion rendered by an expert on the merits of several issues in dispute concerning the Settlement Agreement failed to resolve the matter. In October of 2005 the parties agreed to proceed to binding arbitration. In August of 2006 we were advised that the Plaintiffs had lost the arbitration. The Plaintiffs filed an appeal in November of 2006 which was lost in 2007. Accordingly, this matter is now closed.

Coalition Managers Litigation. In April of 2002 a suit was filed in the U.S. District Court of Colorado (Harry Ptasynski v. John M. Cogswell, et al---Case No. 02-WM-0830 (OES) against the attorneys and managers (including our Chairman) of the CO2 Claims Coalition, LLC (the “Coalition”). We are not a defendant in the suit. However, the Coalition held back $1 million of the Settlement proceeds to defend the costs of the Ptasynski suit (and any other suits that might develop) until such time as its outcome has been determined. A five-day trial was concluded in Denver on April 20, 2007 and on May 3, 2007 the Judge rendered a judgment against the Plaintiff on all claims. The case is now closed, and on August 30, 2007 we received $96,000 as our share of the funds which had been held back to defend the suit.

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

In February of 2004 Defendants filed an Answer to Plaintiffs’ Amended Complaint. In such filing Visa denied each allegation relevant to claim four. Visa asked that the VIMachine Patent be declared invalid, and, even if it is found valid, Visa asked that theybe found not to infringe the VIMachine Patent. Visa asked for other related relief based onthese two allegations.

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

In July of 2005 the Federal Circuit Court of Appeals issued an en banc decision in the patent case of Phillips v. AWH Corp. (the “Phillips Case”). Subsequent to the Federal Circuit’s decision in July, Defendants requested and the Court ordered supplemental briefs to the Court addressing Magistrate Judge Sanderson’s Report and Recommendation respective to the Markman hearing in light of the Federal Circuit’s en banc decision in the Phillips Case. Both parties filed their supplemental briefs in August 2005. Oral arguments regarding these issues were held in November of 2005. On January 19, 2006, Magistrate Judge Sanderson filed his final Report and Recommendation on the Markman issues to District Judge Lindsey. In his report Judge Sanderson found no reason to change any portions of his recommendations filed on January 4, 2005, in light of the Federal Circuit’s decision in the Phillips Case. In mid-September District Judge Lindsey issued his final ruling on the Markman hearing. He adopted nine of the 14 claim constructions previously suggested by Magistrate Sanderson and modified five other claim constructions. Judge Lindsey did not modify Magistrate Sanderson’s previous finding that 24 of the 28 claims asserted by the Plaintiffs were valid.

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

The parties are currently negotiating a proposed scheduling order. It is anticipated that both sides’ summary judgement motions will be fully briefed by mid-2008 if ongoing settlement discussions do not bear fruit. Thereafter, Plaintiffs will push for trial as quickly as possible.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)	Market information.

Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations A for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

2007A	High	Low
Fourth quarter	$1.00	$1.26
Third quarter	1.01	0.30
Second quarter	0.85	0.25
First quarter	1.01	0.60

2006A	High	Low
Fourth quarter	$1.02	$0.76
Third quarter	1.40	0.70
Second quarter	1.53	0.60
First quarter	2.00	1.01

_____

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

As of March 31, 2008, the Company had 421 record holders of common stock.

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

(d)	Securities authorized for issuance under equity compensation plansA.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2003-2 DSC PlanB - 415,408	$1.01	None
	2005 DSC PlanC - 360,041	$1.01D	39,959
	2006 SO Plan E - 30,000	$1.53	70,000

Equity compensation plans not approved by security holders	Individual) Compensation) - 72,240 F Arrangements) 12,869G	$1.00F 0.80G	None None
Total	All Plans - 890,558	$1.01	109,959

_______

AThe numbers shown in the above table are as of December 31, 2007.

BThe 2003-2 Deferred Stock Compensation Plan, as amended, which authorized 800,000 shares to be issued, was approved by the stockholders at the 2004 Annual Stockholders’ Meeting. At the time the Plan was terminated on November 17,

2005, a total of 797,812 Stock Units had been credited to the Participants’ Stock Unit Accounts based upon the Participants’

deferral of $425,100 of Fees or Compensation. At year-end 2007, a total of 382,400 shares had been distributed to the Participants, 4 fractional shares had been cashed out, and 415,408 additional shares remained to be distributed to Participants who had elected the equal annual installments distribution method.

CThe 2005 Deferred Stock Compensation Plan, which authorized 100,000 shares to be issued, was adopted by the Board of Directors on November 17, 2005. On April 27, 2006, the Plan was amended to increase the authorized shares up to 200,000 and on April 26, 2007 the Plan was amended to increase the authorized shares up to 400,000. The Plan, as amended, was approved by the stockholders at the 2006 and 2007 Annual Stockholders’ Meetings. At year-end 2007, a total of 360,041 shares had been credited to the Participants’ Accounts, based upon the Participants’ deferral of $323,995 of Fees or Compensation. When the Plan was terminated on February 29, 2008, a total of 399,997 shares had been credited to the Participants’ Accounts, based upon the Participants’ deferral of $347,695 of Fees or Compensation.

DSince the exercise price of the Stock Units in the DSC Plans is determined by the Fair Market Value of the shares on their date of distribution from the respective Plans, we have used the year-end 2007 price of $0.55 per share as the weighted-average exercise price of the outstanding Stock Units since the value on the distribution dates is not determinable.

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

GReflects 2-year warrants, expiring in August and September of 2009, to purchase 12,869 shares of common stock issued to parties who purchased $128,691 of short-term notes maturing in February and March of 2008.  All of the notes have now been repaid.

(e)	Performance graph.

The following performance graph compares our cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ Market Indexand the SIC Code Index of the Bituminous Coal, Surface Mining Industry compiled by Morningstar, Inc. for the period from December 31, 2002 through December 31, 2007. The performance graph assumes that the value of the investment in our stock and each index was $100 on December 31, 2002, and that any dividends were reinvested. We have never paid dividends on our common stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE BEARD COMPANY,

NASDAQ MARKET INDEX AND SIC CODE INDEX

	December2002	December2003	December2004	December2005	December2006	December2007
The Beard Company	100.00	108.70	521.74	1086.96	878.26	478.26
Bituminous Coal, Surface Mining Industry Index	100.00	170.15	261.21	396.37	371.72	638.85
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

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

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of operations
Revenues from continuing operations	$1,467	$1,717	$1,350	$972	$593
Interest income	8	25	18	3	1
Interest expense	(892)	(959)	(975)	(694)	(637)
Earnings (loss) from continuing operations	(953)	(607)	(1,523)	1,486	(766)
Loss from discontinued operations	(1,073)	(947)	(637)	(549)	(845)
Net earnings (loss)	(2,026)	(1,554)	(2,160)	937	(1,611)
Net earnings (loss) attributable to common shareholders	(2,026)	(1,554)	(2,160)	937	(1,611)
Net earnings (loss) per share (a)(b):
Basic:
Earnings (loss) from continuing Operations	(0.16)	(0.10)	(0.26)	0.28	(0.17)
Loss from discontinued operations (b)	(0.18)	(0.16)	(0.11)	(0.10)	(0.18)
Net earnings (loss)	(0.34)	(0.27)	(0.37)	0.18	(0.35)
Diluted:
Earnings (loss) from continuing Operations (b)	(0.16)	(0.10)	(0.26)	0.23	(0.17)
Loss from discontinued operations	(0.18)	(0.17)	(0.11)	(0.09)	(0.18)
Net earnings (loss)	(0.34)	(0.27)	(0.37)	0.14	(0.35)
Balance Sheet Data:
Working capital	(3,159)	(1,146)	(2,884)	(946)	(854)
Total assets	2,334	2,422	4,464	2,712	2,380
Long-term debt (excluding current maturities)	10,651	8,526	7,038	5,393	6,322
Convertible preferred stock	889	889	889	889	889
Redeemable preferred stock	-	-	-	-	-
Total common shareholders’ equity (deficiency)	(9,185)	(7,348)	(5,983)	(4,144)	(5,333)

___________

(a)  All per share numbers have been adjusted to reflect the 2-for-1 stock split effected by us as of August 6, 2004.

(b)  In December 2007, we decided to discontinue operations in the China Segment. All periods have been restated to reflect the China Segment as discontinued.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses the significant factors affecting our results of operations, financial condition, liquidity and capital resources. Such discussion should be read in conjunction with our financial statements including the related notes and our selected financial information.

Overview

General. In 2007 we operated within the following operating segments: (1) the coal reclamation (“Coal”) Segment, (2) the carbon dioxide (“CO2”) Segment, (3) the e-Commerce Segment, and (4) the oil and gas (“Oil & Gas”) Segment.

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

In 2007 our continuing operations reflected a loss of $953,000 compared to losses of $607,000 and $1,523,000 in 2006 and 2005, respectively.

Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of five of our unprofitable segments. Such discontinued operations reflected losses of $1,073,000 in 2007, $947,000 in 2006 and $637,000 in 2005. See “Discontinued Operations” below.

We are focusing our primary attention on the Coal and Carbon Dioxide Segments, which we believe have significant potential for growth and profitability.

We have other assets and investments that we have been liquidating as opportunities have materialized.

Operating results for 2007, 2006 and 2005 continue to be impacted by the lack of a coal contract generating operating profits since January of 1999. Termination of our last previous significant contract (see “Coal Reclamation Activities---The MCN Projects”) resulted in a severe decline in the segment’s revenues---from $8,585,000 in 1998 down to $20,000 in 2007---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $783,000 in 2005, $780,000 in 2006 and $505,000 in 2007.

Operating profit for the CO2 Segment in 2007 decreased $261,000, or 20%, from 2006, primarily as the result of increased administrative costs associated with our interests in the McElmo Dome field and our decision to place part of our production from the field in long-term storage. The operating loss of the e-Commerce Segment increased $30,000 to $125,000 for 2007 compared to $95,000 for 2006 as the result of higher salary and related expenses. The Oil & Gas Segment recorded an operating profit of $7,000 for 2007 compared to $80,000 for 2006 as the result of lower production and pricing. Our Coal Segment’s operating loss decreased by $275,000---from $780,000 in 2006 to $505,000 in 2007---as a result of the discontinuation in the fourth quarter of 2006 of the Pinnacle Project in West Virginia. The operating loss from corporate activities at the parent company decreased $120,000, or $13%, in 2007 primarily as the result of the practice, begun in late 2006, of allocating certain related overhead expenses to the now discontinued China Segment. Such charges amounted to $180,000 in 2007. Our overall loss from continuing operations was, again, disappointing and reflected a deterioration of $354,000 to $953,000 for 2007, compared to $607,000 for 2006. Gain on the sale of assets was $216,000 for 2007 and we received a $96,000 distribution from the partnership involved in the administration of the settlement proceeds from a lawsuit against the previous operator of the McElmo Dome field. (See “Item 3. Legal Proceedings---McElmo Dome Litigation”).

Operating profit of the CO2 Segment in 2006 increased $375,000, or 40%, from the prior year, as a result of both increased production and higher pricing. The Coal Segment’s loss for 2006 remained virtually static at $780,000 compared to $783,000 for 2005. The operating loss of the e-Commerce Segment decreased to $95,000 from $139,000 in 2005 due to lower salary expenses. The Oil & Gas Segment’s operating profit increased $68,000 to $80,000 for 2006 compared to $12,000 for 2005 as the segment’s wells were all on production for the entire year for the first time. The operating loss from corporate activities at the parent company level decreased $31,000, or 3%, primarily as a result of a $37,000 decrease in amortization expense. Our overall results for 2006 from continuing operations were an improvement over the prior year but were still disappointing – a loss of $607,000 compared to $1,523,000 in 2005. Revenues increased $367,000 and expenses decreased $154,000 compared to 2005. We recorded a decrease in equity in earnings of unconsolidated affiliates of $287,000 for 2006 compared to 2005. Gains on the disposition of assets and a gain on the disposition of a controlling interest in an LLC were $606,000 more in 2006 than in 2005. We recorded a tax benefit of $17,000 in 2006 compared to tax expense of $35,000 for 2005, an improvement of $52,000.

While the recurring net losses and overall declines in financial condition and liquidity raise substantial doubts about our ability to continue as a going concern, as expressed in the independent auditors’ opinion on page 47, such concern has been mitigated to a significant degree due to the improvement in our balance sheet during the 2008 first quarter as a result of the McElmo Dome sale.

Liquidity and capital resources

Capital resources. Our capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows used in operations during 2007, 2006 and 2005 were $(1,515,000), $(2,404,000) and $(1,917,000), respectively, while capital additions from continuing operations (excluding the Pinnacle Project) were $108,000, $124,000, and $334,000, respectively, as indicated in the table below:

	2007	2006	2005
Coal*	$ 12,000	$ 25,000	$ 20,000
Carbon dioxide	86,000	92,000	26,000
e-Commerce	-	3,000	-
Other	10,000	4,000	288,000
Total	$ 108,000	$ 124,000	$ 334,000

_________

*Capital additions to the Pinnacle Plant have been excluded since BPLLC is no longer a consolidated subsidiary, and certain amounts for 2005 and 2006 have been restated.

Our 2008 capital expenditure budget has tentatively been set at $25,000 to cover the estimated cost of expenditures in the McElmo Dome field Our share of such costs is targeted to come from our cash flow from the present production; the budget does not include the capital cost of any coal recovery plants that may be constructed by the Coal Segment since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing. No major capital expenditures are contemplated in 2008 by the CO2, e-Commerce or Oil & Gas Segments.

Liquidity. Sustaining the operating activities of our two unprofitable segments, plus our overhead, has resulted in a serious outflow of cash during the past three years. We have managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from our discontinued operations. A $2,783,000 long-term line of credit from an affiliate of the Chairman, secured by our working and overriding royalty interests in the McElmo Dome Field, has been periodically extended and currently matures in April of 2009. In March of 2008 this credit line was paid down to $2,250,000 and its maturity was extended to 2010.

Five private debt placements raised gross proceeds of $4,184,000 during the three years ended December 31, 2007, including $105,000 of notes sold in the first quarter of 2007. (See “PART I. Item 1. Business. General development of business. Efforts to Improve Cash Flow/Private Debt Placements” for additional details.) In early 2005 a 50%-owned subsidiary borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Since that time more than $1,026,000 has been borrowed by the subsidiary from our 50%-owned subsidiary, BEE/7HBF. In 2005 and 2006 we borrowed more than $11,350,000 from the pond owner to construct a jointly-owned coal fines recovery plant, the Pinnacle Plant, in West Virginia. We disposed of our controlling interest in this project in October of 2006 and were relieved of a guaranty of the debt when we transferred our remaining interest in the project in May of 2007. (See “PART I. Item 1. Business. General development of business---Additional Details---Loans from and Agreements with PinnOak Resources”).

In addition, we secured a $350,000 long-term bank credit facility in March of 2006, and borrowed $200,000 from a third party in May of 2006, These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $192,000 of short-term loans from our Note holders, (iii) $105,000 of additional convertible notes discussed above, and (iv) a $1,500,000 long-term bank credit facility in June of 2007. $220,000 of the proceeds from the 2007 bank facility were used to retire the remaining principal balance under the 2006 bank facility. (See “PART I. Item 1. Business. General development of business. Bank Credit Facilities” for additional details). In addition, the Coalition Managers Litigation has now been concluded, and we received approximately $96,000 from the defense fund in August of 2007. (See “Item 3. Legal Proceedings---Coalition Managers Litigation” for additional details). These measures enabled the Company to continue operating until the events described under Recent Developments had occurred or until they do occur. (See “PART I. Item 1. Business. General development of business---Recent Developments”).

Our activities in 2005, 2006 and 2007 were primarily funded from the proceeds of the private debt placements described above. Future cash flows and availability of credit are subject to a number of variables, including demand for our coal reclamation services and technology, continuing demand for CO2 gas, demand for our oil and gas production, and the e-Commerce Segment’s success (i) in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property or (ii) resulting from its ongoing Visa litigation.

During 2007, we increased the deficit in our working capital position by $2,013,000 to $(3,159,000) at year-end 2007 from $(1,146,000) at year-end 2006 and the current ratio decreased from 0.51 to 1 to 0.28 to 1. Most of the deterioration in our working capital position resulted from the decision in late December 2007 to discontinue the China Segment which resulted in certain long-term assets and liabilities of the segment being treated as current. This resulted in a $513,000 decrease in our working capital position. Additionally, other debt totaling $1,666,000 previously treated as long-term became current liabilities during the period. The Coal Segment used $12,000 to purchase equipment and $505,000 to fund operating losses. Another $125,000 was used to fund the activities of the e-Commerce Segment. We repaid $971,000 in debt and $533,000 in accrued interest expense. Other corporate activities utilized approximately $818,000 of working capital. The bulk of these expenditures were funded by a net additional $1,978,000 in debt, the $181,000 in advances by our 50% partner in China, $1,367,000 from the sale of carbon dioxide and $285,000 from the sale of assets.

Our principal business is coal reclamation, and this is where management’s operating attention remains primarily focused. Although the outcome of the Pinnacle and Yukon Projects was disappointing, the outlook for the Coal Segment remains bright. The segment is actively pursuing multi-project financing for its future projects through two separate investment banking sources. However, there is no assurance that their efforts will be successful or that any meaningful cash flow will be available from this source prior to 2009.

On the positive side, the sale of 35% or our interest in McElmo Dome on March 26, 2008, generated net cash of approximately $3,475,000 and enabled us to pay down more than $2,500,000 of debt while providing sufficient working capital to satisfy our liquidity needs until the disposition of the assets and liabilities of the China Segment have been concluded and new production sales contracts at McElmo Dome have been finalized. (See “PART I. Item 1. Business. General development of business---Recent Developments---Sale of Interest in McElmo Dome Unit” for additional details).

We incurred losses from continuing operations totaling $3,033,000 during the past three years. We realized net losses from discontinued operations totaling $2,707,000 during such period as the bulk of the assets of the assets of four of the discontinued segments have been sold. We have sold the majority of the assets and settled the majority of the liabilities of all of the discontinued segments except the newly-discontinued China Segment. The Company expects to dispose of the assets and be relieved of the liabilities in the China Segment prior to December 31, 2008. The bulk of the problems from the discontinued segments are now behind us and management expects to dispose of the assets remaining from such operations in 2008. We will pursue the sale of such assets as opportunities become available.

We expect to generate cash of at least $40,000 from the disposition of the remaining assets from two of our discontinued segments, and can sell certain other assets to generate cash if necessary.

In the near-term, it does not appear that the cash flow from our CO2 and Oil & Gas Segments will be sufficient to sustain our operations, and that we must generate funds from the sale of assets until the projects under development in the Coal Segment can generate positive cash flow or the anticipated increase in cash flow from McElmo Dome can cover the shortfall. Meanwhile, to the extent necessary, we must pursue additional outside financing, which would likely involve further dilution to our stockholders.

Our selected liquidity highlights for the past three years are summarized below:

	2007	2006	2005
Cash and cash equivalents	$ 61,000	$ 188,000	$ 326,000
Accounts and other receivables, net	665,000	225,000	228,000
Asset sales	306,000	290,000	246,000
Assets of discontinued operations held for resale	487,000	789,000	633,000
Liabilities of discontinued operations held for resale	1,651,000	1,464,000	980,000
Trade accounts payable	53,000	113,000	701,000
Current maturities of long-term and short-term debt	2,235,000	471,000	980,000
Long-term debt	6,989,000	7,279,000	6,188,000
Working capital	(3,159,000)	(1,146,000)	(2,884,000)
Current ratio	0.28 to 1	0.51 to 1	0.30 to 1
Net cash provided by (used in) operations	(1,515,000)	(2,007,000)	(1,917,000)

In 2007, we had negative cash flow of $127,000. Operations of the Coal and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,704,000. (See “Results of operations---Other corporate activities” below).

Our investing activities provided cash of $181,000 in 2007. Proceeds from the sale of assets provided cash of $306,000. Acquisitions of property, plant and equipment and intangible assets used $117,000 of the cash outflow.

Our financing activities provided cash flows of $1,207,000 in 2007. We received net cash of $1,978,000 from our borrowings and additional $181,000 from our 50% partner in China and utilized $971,000 for payments on lines of credit and term notes.

At December 31, 2007 we had $125,000 available on our reducing revolving credit line at the bank. In March of 2008 we sold 35% of our interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. We used $1,307,000 to payoff our reducing line of credit with our local bank, another $1,332,000 to pay down debt and accrued interest owed to an affiliate of the chairman and another $53,000 to payoff short-term debt and accrued interest to a related party. This leaves approximately $783,000 of the sales proceeds to meet our working capital needs for the immediate future.

Material Trends and Uncertainties. We recorded a net loss of $2,026,000 in 2007 compared to net losses of $1,554,000 in 2006 and $2,160,000 in 2005. We have generated operating losses for nine consecutive years. The recent trend has been positive. There has been a significant improvement in our operating margins in our continuing operations in each of the last three years, with the operating loss declining to $378,000 in 2007 from $409,000 in 2006 and $930,000 in 2005. Despite the amount of debt that we have incurred in recent years, we believe that we have the ability to finance our Coal projects on a project financing basis, as demonstrated by the financing of the Pinnacle Project in West Virginia. At the corporate level, future borrowings will likely be dependent upon our ability to generate positive cash flows from operations. It is unlikely that additional borrowings will be made available to us from a related party. As discussed above, to the extent that the cash flow from our CO2 and Oil & Gas Segments, the McElmo Dome and Visa litigation fail to support our operations, we must generate funds from the sale of assets to cover the shortfall. If the sale of assets is not sufficient, we may be forced to raise additional capital, which would likely further dilute our shareholder holdings. We cannot assure you that we would be able to raise additional capital on acceptable terms, or at all.

Our 2007, 2006 and 2005 financial results were burdened by losses from discontinued operations totaling $1,073,000, $947,000 and $637,000, respectively. At year-end 2007 our total assets, net of current assets of $1,220,000, had been written down to $1,114,000. $399,000 of this amount consisted of our McElmo Dome properties which generated revenues of $1,367,000 and operating profits of $1,063,000 in 2007. We believe it is highly unlikely that there will be any significant impairments going forward. Nor do we anticipate having any significant additional losses from the operations of the discontinued segments going forward. On the other hand, 2007 financial results benefited from the fourth McElmo Dome settlement payment in the gross amount of $96,000. The Settlement is a non-recurring item, so we will not have this benefit in the future except to the extent that McElmo Dome operating results may benefit from improved pricing or reduced pipeline charges as a result of the Settlement.

In addition, the Company recorded an impairment of investments and other assets of $4,465,000 related to its investment in Cibola Corporation for the year 2005. While the Company owned 80% of the common stock of Cibola through November 30, 2005, it did not have financial or operating control of this gas marketing subsidiary. After considering the impairment mentioned, the Company recorded net earnings of $51,000 and $338,000 for 2006 and 2005, respectively, from its investment in Cibola which represented actual distributions to the Company under terms of an agreement with Cibola which was terminated on December 1, 2005.

One uncertainty we are facing is the amount of litigation expense the e-Commerce Segment will incur in 2008 related to the litigation against Visa. The amount of expense will depend upon the outcome of ongoing settlement discussions between the parties. It is difficult to estimate how much the segment’s one-half of the out-of-pocket expenses (excluding legal fees) associated with such litigation may total.

Results of operations

General. We discontinued four of our segments, all of which were unprofitable, during the period from 1998 to 2001. Management has since been focusing its attention on making the remaining operations profitable. Although we succeeded in bringing our initial fertilizer project in China on-line, its operating results to date have been disappointing and, in 2007, we have elected to discontinue the China Segment. The Pinnacle Project began operations in the fourth quarter of 2006 and made its first coal shipment in November of 2006. However, for the reasons discussed above, we no longer expect it to contribute to our operating results. (See “PART I. Item 1. Business. General development of business---Recent Developments---Loans from and Agreements with PinnOak Resources” for additional details). Subject to obtaining the necessary financing, it appears that we will be bringing one of the other projects under development in the Coal Segment to reality later this year, but we do not anticipate any cash flow benefit from the project until 2009. Meanwhile, as mentioned above, we will need to pursue the sale of some of our assets and may also need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

Operating profit (loss) for the last three years for our remaining segments is set forth below:

2007	2006	2005
Operating profit (loss):
Coal	$ (505,000)	$ (780,000)	$ (783,000)
Carbon dioxide	1,063,000	1,324,000	949,000
e-Commerce	(125,000)	(95,000)	(139,000)
Oil & gas	7,000	80,000	12,000
Subtotal	440,000	529,000	39,000
Other - principally corporate	(818,000)	(938,000)	(969,000)
Total	$ (378,000)	$ (409,000)	$ (930,000)

Following is a discussion of results of operations for the three-year period ended December 31, 2007.

Coal reclamation. We have focused most of our attention in recent years on coal reclamation. The following table depicts segment operating results for the last three years:

	2007	2006	2005
Revenues	$ 21,000	$ 25,000	$ 52,000
Operating costs	(335,000)	(430,000)	(520,000)
SG&A	(181,000)	(335,000)	(305,000)
Other expenses	(10,000)	(40,000)	(10,000)
Operating profit (loss)	$ (505,000)	$ (780,000)	$ (783,000)

The Coal Segment’s operating loss for 2007 was $275,000 less than that of 2006 due reductions or $95,000 in operating costs and $154,000 in SG&A expenses. The segment’s involvement in the Pinnacle plant was terminated in the fourth quarter of 2006. This termination was also responsible for the $30,000 reduction in other expenses, primarily depreciation. Revenues for the segment were $4,000 less in 2007 than in 2006 as the segment performed fewer smaller drilling jobs in the current period than in prior years. The Coal Segment’s operating loss for 2006 was $3,000 less than that of 2005 primarily due to a $90,000 reduction in operating costs. This was offset by a $27,000 decrease in revenues as we concentrated on the startup activities of the Pinnacle plant in West Virginia. Additionally, SG&A costs were $30,000 higher in 2006 compared to 2005 as the segment expensed a $20,000 fee paid to a consultant hired to assist in securing a USDA guaranty in connection with a proposed loan for the Pinnacle Project. Depreciation and amortization was $30,000 greater in 2006 compared to the prior year because of additional equipment purchased for the Pinnacle Plant which commenced production in October of 2006. The 2005 operating loss for the segment was $101,000 greater than that of 2004 largely due to commencement of the Pinnacle Project in the fourth quarter and the resulting increase in SG&A type expenses. Limited lab analysis activity in 2005 also contributed to the higher loss. Except for the aforementioned contract, no new projects were undertaken during the three year period.

It had been contemplated that the Pinnacle Project would begin making a material contribution to the segment’s operating profit in late 2006 or early 2007. This will no longer be the case due to the deconsolidation of BPLLC, which will have a material unfavorable impact in terms of the revenues and cash flow from continuing operations that had been projected from the project.

Despite the loss of the contemplated contribution from the Pinnacle Project, the industry climate has improved during the last three years due to the increase in coal and natural gas prices, and the outlook for the segment has correspondingly improved, with a number of other projects currently under development.

Carbon dioxide. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our two carbon dioxide producing units in Colorado and New Mexico. These units also provide very minor amounts of revenue from the sale of oil, natural gas and sulphur. The following table depicts operating results for the last three years:

	2007	2006	2005
Revenues	$ 1,367,000	$ 1,540,000	$ 1,172,000
Operating expenses	(254,000)	(170,000)	(181,000)
DD&A	(50,000)	(46,000)	(42,000)
Operating profit	$ 1,063,000	$ 1,324,000	$ 949,000

The following table shows the trend in production volume, sales prices and lifting cost for the three years:

	2007	2006	2005
Net production (Mcf)	1,570,000	1,933,000	1,902,000
Average sales price per Mcf	$0.97	$0.79	$0.60
Average lifting cost per Mcf	$0.12	$0.07	$0.07

As evidenced by the above, revenues, production and sales prices per Mcf are all trending up relatively significantly, while lifting costs per Mcf had remained relatively static until 2007 when the costs associated with an arrangement with a new purchaser increased significantly. More importantly, the operating margin has trended sharply upward until 2007. As a result of additional development drilling currently underway in the field, the increase in oil prices which has increased the demand for CO2, and anticipated continuing improvement in CO2 pricing as a result of the McElmo Dome settlement, we look for continuing improvement in the outlook for the CO2 Segment in 2008. In May of 2007 we committed the approximately 30% of our McElmo Dome production that had been selling at the lowest prices to a new purchaser which began taking such production August 1. The price we receive under this contract tracks the price of crude oil. Negotiations are currently underway for new contracts covering the balance of our production, again geared to the price of crude oil. The net revenues received according to the terms of the contracts dedicated to this entity were greater than they would have been under the terms of the contracts with the prior operator. Additionally, a total of 337,000 Mcf of production has been placed in long-term storage compared to 8,000 Mcf at year-end 2006 and this is the primary reason for the decline in operating profit for the segment.

e-Commerce. In early 1999, we began developing our proprietary concept for an Internet payment system through starpay. starpay recorded revenues of $31,000, $5,000 and $5,000 in 2005, 2006 and 2007, respectively. The decrease in revenue to $5,000 in 2006 was because the segment’s patent license agreement provided for an annual license fee of $25,000 during only its first three years, and the final fee was paid in the first quarter of 2005. The segment recorded $168,000, $100,000, and $117,000 of SG&A expenses in 2005, 2006 and 2007, respectively. Operating results for these years were burdened with additional expenses associated with the segment’s ongoing litigation against VISA and, as a result, operating losses increased from $124,000 in 2004 to $139,000 in 2005. Because, however, of the snail’s pace at which the VISA lawsuit had been progressing, in 2006 the Company granted the request of starpay’s managing member to spend a portion of his time assisting his spouse in a newly purchased business. Accordingly, he received only half his normal salary from February through September of that year. This was the primary reason the operating loss of starpay decreased $44,000 to $95,000 in 2006 compared to 2005. Legal costs decreased $14,000 from 2006 to 2007 but this was more than offset by a $30,000 increase in salary expenses for the same period as the managing member returned to full time status. Additionally, the segment expensed $13,000 of previously unamortized costs associated with an unsuccessful attempt to gain another patent on its Internet techonology. As a result, the operating loss for the segment increased from $95,000 in 2006 to $125,000 in 2007.

Oil & Gas.In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $147,000 in revenues for 2006 compared to $95,000 for 2005. Both production to the Company’s interest and the prices received for the production decreased in 2007 compared to 2006, falling 45% and $16%, respectively, resulting in a $73,000 decrease in revenue to $74,000. Operating costs totaled $52,000, $51,000 and $72,000 for 2007, 2006 and 2005, respectively. The segment’s depreciation, depletion and amortization of its equipment and oil & gas leases totaled $15,000, $16,000 and $11,000 for 2007, 2006 and 2005, respectively. As a result, the segment contributed operating profits of $7,000, $80,000 and $12,000 for 2007, 2006 and 2005, respectively.

Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $818,000 in 2007, $938,000 in 2006 and $969,000 in 2005. The $120,000 decrease in operating loss for 2007 compared to 2006 was due primarily to the Company’s practice, begun in the latter part of 2006, of charging related entities for certain overhead items pertaining to their operations and incurred by the Company. Such charges amounted to $228,000 in 2007. This was offset by increases in salary expenses and related costs, data processing fees, net accounting and other professional fees, DD&A and insurance costs of $32,000, $4,000, $7,000, $12,000 and $17,000, respectively. The $31,000 reduction in the operating loss for 2006 compared to 2005 was primarily the result of a $37,000 reduction in amortization of intangibles.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) decreased to $732,000 in 2007 after increasing slightly to $863,000 in 2006 from $861,000 in 2005. There were numerous minor increases and decreases in SG&A accounts resulting in the net $131,000 decrease when comparing 2007 to 2006. The primary reason for the decrease is the practice, which we began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides. See “Other corporate activities” above. The $2,000 increase for 2006 compared to 2005 was the net result of increases and decreases in numerous types of expenses with the largest increase being a $40,000 charge for accounting fees in connection with the audit of Cibola in 2006. This was offset by a net decrease in numerous other SG&A expenses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses decreased to $174,000 in 2007 after increasing to $178,000 in 2006 from $173,000 in 2005. The increases in 2006 were due to increased amortization expense associated with the issuance of debt in 2005 and 2006.

Interest income. Interest income decreased to $8,000 in 2007 after increasing to $25,000 in 2006 from $18,000 in 2005. The decrease in 2007 reflects the tight cash position of the Company and the lack of funds available for short-term investments during the period. The increase in 2006 is from short-term investments associated with increased levels of cash on hand as a result of our debt offerings during that period.

Interest expense. Interest expense decreased to $892,000 in 2007 from $959,000 in 2006 and from $975,000 in 2005 reflecting the increased level of debt in each year as we borrowed to meet our working capital and operating needs and to fund the activities of the Coal Segment. The years 2005 and 2006 included $220,000 and $202,000, respectively, of amortization of discount associated with our 10% Debt retired or exchanged in November, 2006. Interest expense for 2005 also included $109,000 paid to Cibola Corporation for Beard’s investment in Cibola. There were no such amounts paid in 2006.

Equity in earnings of unconsolidated affiliates. Our equity in earnings of unconsolidated affiliates reflected a loss of $4,000 for 2007 and net earnings of $49,000 and $336,000 for 2006 and 2005, respectively, after the impairments discussed below.

For 2005, the principal component of our earnings in unconsolidated affiliates was our share of the earnings of Cibola Corporation (“Cibola”). Although we owned 80% of the common stock of Cibola, we did not have operating or financial control of this gas marketing subsidiary which was formed in 1996. We recorded $4,803,000 representing our 80% share of the earnings of Cibola for 2005. Due to the terms of an agreement with the minority and preferred shareholders of Cibola, however, that provided that the net worth of Cibola would have to reach $50,000,000 before we could begin to receive our 80% share of any excess over $50,000,000, we also recorded an impairment of $4,451,000 for the year 2005. Beard also wrote off $13,000 of its remaining investment in Cibola in the third quarter of 2005. Cibola, then, contributed a net $230,000 of our financial net income for fiscal year 2005 after netting the interest charges above and this impairment against our 80% share of earnings, pursuant to this agreement. The agreement was terminated, according to its terms, by the minority common and preferred shareholders effective December 1, 2005. Cibola did not reach the aforementioned net worth position and accordingly we received from Cibola only the net amounts recorded above and already distributed. In 2006, we recorded $51,000 of earnings from Cibola according to terms of a negotiated settlement with the minority common and preferred shareholders of Cibola regarding the termination of the agreement above. In addition, we recorded $2,000 of losses for each of the years 2005, 2006 and 2007 from our investment in JMG-15, a real estate partnership in Texas that sold a parcel of land during the year. In 2007, we also recorded a loss of $1,000 from our interest in a drilling partnership also operating in Texas and a $1,000 impairment of an investment in an unsuccessful start-up fertilizer operation in the United States.

Gain on sale of controlling interest in subsidiary. When, in 2006, the investor group in BPLLC exercised their option to assume control of the operations and a 75% ownership interest in the Project, our interest in the LLC was reduced to 25%. We recorded a $383,000 gain in 2006 as a result of being relieved of the debt obligations which had funded the previously recorded losses of $423,000 offset by $40,000 of intangible assets previously capitalized but now written off. There were no other such transactions in either 2007 or 2005.

Gain on sale of assets. Gains from the sale of assets totaled $216,000, $287,000 and $64,000 in 2007, 2006 and 2005, respectively. In October of 2007, the Company sold its interests in the Bravo Dome CO2 field for $300,000 and, after paying a commission of $15,000, recorded a net gain on the sale of $215,000. The large increase in 2006 is attributable to the Coal Segment recording a $280,000 gain resulting from the sale of certain assets to the 25%-owned LLC now operating the coal fines recovery project in West Virginia. The remaining gains for 2007, 2006 and 2005 reflected proceeds from the sale of certain other assets sold in such years.

Gain on settlement. The Company recorded a $96,000 gain as a result of the receipt in 2007 of the fourth installment from the McElmo Dome litigation. (See “Item 3. Legal Proceedings---McElmo Dome Litigation”).

Impairment of investments and other assets. The Company recorded impairments of $0, $0, and $4,465,000, for the years 2007, 2006 and 2005, respectively, which reduced the recorded earnings attributable to the Company’s investment in Cibola to the actual distributions received under the terms of an agreement which was terminated by the minority and preferred shareholders on December 1, 2005.

Income taxes. We have approximately $27.6 million of net operating loss carryforwards and $3 million of depletion carryforwards to reduce future income taxes. Based on our historical results of operations, it is not likely that we will be able to fully realize the benefit of our net operating loss carryforwards which began expiring in 2006 and, of the above amount, $22.8 million will expire in 2008. At December 31, 2007 and 2006, we have not reflected as a deferred tax asset any future benefit we may realize as a result of our tax credits and loss carryforwards. Our future regular taxable income for the next three years will be effectively sheltered from federal income tax as a result of our substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum tax expense (benefit) of $(1,000), $(17,000) and $35,000 for 2007, 2006 and 2005, respectively. It is anticipated that we may continue to incur minor alternative minimum tax in the future, despite our carryforwards and credits.

Discontinued operations. In December of 2007, our Board elected to discontinue our unprofitable operations in the China Segment. For the years 2007, 2006 and 2005, the losses incurred by the China Segment of $1,068,000, $915,000 and $779,000, respectively, resulted in discontinued operations recording net losses of $1,073,000, $947,000 and $637,000, respectively. The other four discontinued segments recorded losses of $5,000 and $32,000 in 2007 and 2006, respectively. Bolstered by gains totaling $155,000 from the sales of equipment, the other discontinued operations recorded net earnings of $142,000 for the year 2005. As of December 31, 2007, the assets and liabilities of discontinued operations held for resale totaled $487,000 and $1,651,000, respectively. We believe that all of the assets of the discontinued segments have been written down to their realizable value. See Note 4 to the financial statements.

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

Impact of Recently Adopted Accounting Standards

                In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141.  FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ending December 31, 2009).  We have not completed its evaluation of the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, (the Company’s fiscal year ending December 31, 2009). We have not completed its evaluation of the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Includingan amendment of FASB Statement No. 115” (“SFAS No. 158”). SFAS No. 158 permits entities to choose to measure many financial instruments and certain other items at fair value. It requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use the fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 158 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are assessing the impact of this statement.

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

Receivables and Credit Policies

                Accounts receivable include amounts due from the sale of CO2 from properties in which we own an interest, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

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

Contractual Obligations

The table below sets forth our contractual cash obligations (including those in our discontinued segments) as of December 31, 2007:

	Payments Due By Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and Beyond
Long-term debt Obligations (a)	$13,027,000	$3,508,000	$8,669,000	$850,000	$ -
Capital lease obligations	10,000	6,000	4,000	-	-
Operating lease obligations	331,000	192,000	139,000	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$13,368,000	$3,706,000	$8,812,000	$850,000	$ -

(a) Amounts include interest due to be paid on long-term debt obligations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2007, we had total debt of $10,651,000, including accrued interest to related parties of $668,000. Debt in the amount of $8,404,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Another $1,375,000 note is accruing interest at Wall Street Journal Prime plus 1.5%, or 8.75%, at year-end. A 10% increase in market interest rates above the year-end rates would have increased our interest expense by less than $9,000. At December 31, 2007, a 10% increase in market rates above the 10% floor would have reduced the fair value of our long-term debt by $98,000.

We have no other market risk sensitive instruments.

Item 8.   Financial Statements and Supplementary Data.

The Beard Company and Subsidiaries

Index to Financial Statements

Forming a Part of Form 10-K Annual Report

to the Securities and Exchange Commission

Page Number

Management’s Annual Report on Internal Control Over Financial Reporting	45

Report of Independent Registered Public Accounting Firm	46

Financial Statements:

Balance Sheets, December 31, 2007 and 2006	47

Statements of Operations, Years ended December 31, 2007, 2006 and 2005	48

Statements of Shareholders' Equity (Deficiency), Years ended December 31, 2007, 2006 and 2005	49

Statements of Cash Flows, Years ended December 31, 2007, 2006 and 2005	50

Notes to Financial Statements, December 31, 2007, 2006 and 2005	52

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a) - 15(f) and 15d - 15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Due to the material weakness described below, Our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2007, based on criteria in Internal Control—Integrated Framework issued by COSO. We believe our consolidated financial statements included in the Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2007, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual report.

Material weakness in internal control – We have not made an assessment of internal controls over financial reporting at our China segment, therefore, the design and operating effectiveness of those controls has not been determined. We believe operating results from the China segment, for the year ended December 31, 2007, to be material to the consolidated financial statements taken as a whole. Currently, there are no plans to remediate this material weakness as we intend to reduce our ownership interest in the China segment to a level immaterial to the ongoing operations of the Company.

/s/ The Beard Company

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Beard Company

Oklahoma City, Oklahoma

We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis,evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Cole & Reed, P.C.

Oklahoma City, Oklahoma

April 14, 2008

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets

	December 31,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$61,000	$188,000
Accounts receivable, less allowance for doubtful
receivables of $31,000 in 2007 and $80,000 in 2006	630,000	208,000
Prepaid expenses and other assets	7,000	10,000
Current maturities of notes receivable (note 6)	35,000	17,000
Assets of discontinued operations held for resale (note 3)	487,000	789,000
Total current assets	1,220,000	1,212,000

Note receivable (note 6)	-	7,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	66,000	58,000

Property, plant and equipment, at cost (note 7)	2,306,000	2,449,000
Less accumulated depreciation, depletion and amortization	1,445,000	1,524,000
Net property, plant and equipment	861,000	925,000

Intangible assets, at cost (note 8)	518,000	476,000
Less accumulated amortization	381,000	306,000
Net intangible assets	137,000	170,000

	$2,334,000	$2,422,000

	Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$53,000	$113,000
Accrued expenses	440,000	310,000
Short-term debt (note 9)	45,000	-
Short-term debt - related entities (note 9)	158,000	200,000
Current maturities of long-term debt (note 9)	1,672,000	271,000
Current maturities of long-term debt - related entities (note 9)	360,000	-
Liabilities of discontinued operations held for resale (note 3)	1,651,000	1,464,000
Total current liabilities	4,379,000	2,358,000

Long-term debt less current maturities (note 9)	977,000	1,680,000

Long-term debt - related entities (note 9)	6,012,000	5,599,000

Other long-term liabilities	151,000	133,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share;
15,000,000 authorized; 5,657,715 and 5,591,580 shares
issued and outstanding in 2007 and 2006, respectively	4,000	4,000
Capital in excess of par value	38,823,000	38,665,000
Accumulated deficit	(48,954,000)	(46,928,000)
Accumulated other comprehensive loss	53,000	22,000
Total shareholders' equity (deficiency)	(9,185,000)	(7,348,000)

Commitments and contingencies (notes 4, 10, and 14)
	$2,334,000	$2,422,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations

		Year Ended
		December 31,
	2007	2006	2005
Revenues:
Coal reclamation	$21,000	$25,000	$52,000
Carbon dioxide	1,367,000	1,540,000	1,172,000
e-Commerce	5,000	5,000	31,000
Oil & gas	74,000	147,000	95,000
	1,467,000	1,717,000	1,350,000

Expenses:
Coal reclamation	516,000	764,000	825,000
Carbon dioxide	254,000	170,000	181,000
e-Commerce	117,000	100,000	168,000
Oil & gas	52,000	51,000	72,000
Selling, general and administrative	732,000	863,000	861,000
Depreciation, depletion and amortization	174,000	178,000	173,000
	1,845,000	2,126,000	2,280,000

Operating profit (loss):
Coal reclamation	(505,000)	(780,000)	(783,000)
Carbon dioxide	1,063,000	1,324,000	949,000
e-Commerce	(125,000)	(95,000)	(139,000)
Oil & gas	7,000	80,000	12,000
Other, principally corporate	(818,000)	(938,000)	(969,000)
	(378,000)	(409,000)	(930,000)

Other income (expense):
Interest income	8,000	25,000	18,000
Interest expense	(892,000)	(959,000)	(975,000)
Equity in net earnings (loss) of unconsolidated affiliates	(4,000)	49,000	4,801,000
Impairment of investments and other assets (notes 1, 5, 7, 8 and 16)	-	-	(4,465,000)
Gain on settlement	96,000	-	-
Gain on disposition of controlling interest in subsidiary	-	383,000	-
Gain on sale of assets	216,000	287,000	64,000
Other	-	-	(1,000)
Loss from continuing operations before income taxes	(954,000)	(624,000)	(1,488,000)

Income tax (expense) benefit (note 11)	1,000	17,000	(35,000)

Loss from continuing operations	(953,000)	(607,000)	(1,523,000)

Discontinued operations (note 3):
Earnings (loss) from discontinued brine extraction/iodine manufacturing
activities	(3,000)	(3,000)	44,000
Loss from discontinued fertilizer manufacturing activities	(1,068,000)	(915,000)	(779,000)
Earnings (loss) from discontinued natural gas well servicing activities	(2,000)	(29,000)	98,000
Loss from discontinued operations	(1,073,000)	(947,000)	(637,000)

Net loss	$(2,026,000)	$(1,554,000)	$(2,160,000)

Net loss attributable to common shareholders (note 4)	$(2,026,000)	$(1,554,000)	$(2,160,000)

Net loss per average common share outstanding:
Basic (notes 1 and 12):
Loss from continuing operations	$(0.16)	$(0.10)	$(0.26)

Loss from discontinued operations	(0.18)	(0.17)	(0.11)
Net loss	$(0.34)	$(0.27)	$(0.37)

Net loss per average common share outstanding:
Diluted (notes 1 and 12):
Loss from continuing operations	$(0.16)	$(0.10)	$(0.26)
Loss from discontinued operations	(0.18)	(0.17)	(0.11)
Net loss	$(0.34)	$(0.27)	$(0.37)

Weighted average common shares outstanding:
Basic	5,896,000	5,655,000	5,888,000
Diluted	5,896,000	5,655,000	5,888,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

	Preferred Shares Stock		Common Shares Stock		Capital in Excess of Par Value	Accumulated Deficit	Accum-ulated Other Compre-hensive Income (loss)	Total Common Share-holders' Equity (Deficiency)

Balance, December 31, 2004	27,838	$889,000	4,839,565	$3,000	38,193,000	$(43,214,000)	$(15,000)	$(4,144,000)

Net loss	-	-	-	-	-	(2,160,000)	-	(2,160,000)
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	4,000	4,000

Total comprehensive loss	-	-	-	-	-	-	-	(2,156,000)

Issuance of stock warrants	-	-	415,750	1,000	122,000	-	-	123,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-		-	194,000	-	-	194,000

Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	217,653	-	-	-	-	-

Balance, December 31, 2005	27,838	889,000	5,472,968	4,000	38,509,000	(45,374,000)	(11,000)	(5,983,000)

Net loss	-	-	-	-	-	(1,554,000)	-	(1,554,000)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	-	-	33,000	33,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,521,000)

Issuance of stock warrants	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt	-	-	10,000	-	6,000	-	-	6,000

Share-based compensation related to employee stock compensation	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-	-	-	145,000	-	-	145,000

Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	98,612	-	-	-	-	-

Balance, December 31, 2006	27,838	889,000	5,591,580	4,000	38,665,000	(46,928,000)	22,000	(7,348,000)

Net loss	-	-	-	-	-	(2,026,000)	-	(2,026,000)
Comprehensive income (loss):

Foreign currency translation adjustment	-	-	-	-	-	-	31,000	31,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,995,000)

Issuance of stock warrants	-	-	-	-	-	-	-	-

Issuance of stock with debt	-	-	-	-	-	-	-	-

Share-based compensation related to employee stock compensation	-	-	-	-	5,000	-	-	5,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-	-	-	153,000	-	-	153,000

Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	66,135	-	-	-	-	-

Balance, December 31, 2007	27,838	$889,000	5,657,715	$4,000	$38,823,000	$(48,954,000)	$53,000	$(9,185,000)

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Cash received from customers	$1,319,000	$1,652,000	$1,061,000
Cash paid to suppliers and employees	(1,512,000)	(2,632,000)	(1,659,000)
Interest received	8,000	26,000	18,000
Interest paid	(399,000)	(469,000)	(600,000)
Taxes (paid) refunded	1,000	(11,000)	(119,000)
Operating cash flows of discontinued operations	(932,000)	(970,000)	(618,000)
Net cash used in operating activities	(1,515,000)	(2,404,000)	(1,917,000)

Investing activities:
Acquisition of property, plant and equipment	(108,000)	(10,637,000)	(1,683,000)
Acquisition of property, plant and equipment
of discontinued operations	-	(30,000)	(414,000)
Acquisition of intangibles	(9,000)	(22,000)	(44,000)
Proceeds from sale of assets	306,000	287,000	139,000
Proceeds from sale of assets of discontinued operations	-	3,000	107,000
Other investments	(8,000)	156,000	396,000
Net cash provided by (used in) investing activities	181,000	(10,243,000)	(1,499,000)

Financing activities:
Proceeds from line of credit and term notes	1,750,000	12,012,000	2,017,000
Proceeds from related party debt	278,000	403,000	2,321,000
Payments on line of credit and term notes	(641,000)	(92,000)	(219,000)
Payments on related party debt	(330,000)	(217,000)	(415,000)
Proceeds from exercise of warrants	-	4,000	123,000
Member contribution to a consolidated partnership	181,000	397,000	25,000
Capitalized costs associated with issuance of
subordinated debt	(50,000)	(16,000)	(203,000)
Other	19,000	18,000	(26,000)
Net cash provided by financing activities	1,207,000	12,509,000	3,623,000

Net increase (decrease) in cash and cash equivalents	(127,000)	(138,000)	207,000

Cash and cash equivalents at beginning of year	188,000	326,000	119,000

Cash and cash equivalents at end of year	$61,000	$188,000	$326,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

Reconciliation of Net loss to Net Cash Used In Operating Activities:

	Year Ended December 31,
	2007	2006	2005

Net loss	$(2,026,000)	$(1,554,000)	$(2,160,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	162,000	180,000	174,000
Depreciation, depletion and amortization
of discontinued operations	37,000	35,000	13,000
Provision for abandonment costs	-	-	30,000
Gain on sale of assets	(216,000)	(287,000)	(64,000)
Gain on sale of assets of discontinued operations	-	(3,000)	(154,000)
Non cash interest expense	-	208,000	-
Gain on disposition of controlling interest in subsidiary	-	(383,000)	-
Equity in net (earnings) loss of unconsolidated
affiliates	4,000	(49,000)	(4,801,000)
Impairment of investments and other assets	13,000		4,465,000
Non cash compensation expense and stock warrants	154,000	145,000	194,000
Minority interest in consolidated partnership	-	(8,000)	(42,000)
Other	(1,000)	1,000	(21,000)
Net change in assets and liabilities of discontinued
operations	-	(2,000)	(33,000)
Increase in accounts receivable, other
receivables, prepaid expenses and other current assets	(282,000)	(135,000)	(115,000)
(Increase) decrease in inventories	116,000	(56,000)	(149,000)
Increase (decrease) in trade accounts payable,
accrued expenses and other liabilities	524,000	(496,000)	746,000
Net cash used in operating activities	$(1,515,000)	$(2,404,000)	$(1,917,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2007, 2006, and 2005

(1) Summary of Significant Accounting Policies

The Beard Company's (“Beard” or the "Company") accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are briefly described below.

Nature of Business

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the e-Commerce (“e-Commerce”) Segment, and (4) the Oil and Gas (“Oil & Gas”) Segment.

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

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiariesinwhich the Company has a controlling financial interest. Subsidiaries and investees in which the Company does not exercise control are accounted for using the equity method. All significant intercompany transactions have been eliminated in the accompanying financial statements.

Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Cash and Cash Equivalents

There were no cash equivalents at December 31, 2007 or 2006. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Receivables and Credit Policies

Accounts receivable include amounts due from (i)CO2 and natural gas from properties in which the Company owns an interest, and (ii) accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized. Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance. Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable. Changes to the valuation allowance have not been material to the financial statements.

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

The Company recorded an impairment to its investments and other assets of $4,465,000 related to its investment in Cibola Corporation (“Cibola”) for the year 2005. There were no such impairments in 2006 or 2007.

Other Long-Term Liabilities

Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2007 and 2006, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates.

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

The Company reserved 175,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 1993 Stock Option Plan (the "1993 Plan") adopted in August 1993. In April 1998 the Board of Directors voted to increase the number of shares authorized under the 1993 Plan to 275,000, and the shareholders approved the increase in June 1998. As a result of the 3-for-4 reverse stock split effected in September 2000 and the 2-for-1 stock split effected in August 2004, the number of shares authorized under the 1993 Plan was increased to 412,500. The 1993 Plan terminated on August 26, 2003. The remaining 26,250 options outstanding under the 1993 Plan lapsed without exercise in 2006. At December 31, 2007 there were no options outstanding under the 1993 Plan.

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	283.9%
Expected risk term (in years)	5.5
Risk-free interest rate	4.84%
Expected dividend yield	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2007 was $5,000 and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the period ended December 31, 2005, the Company’s consolidated net loss and net loss per share would have been as illustrated in the pro forma amounts shown below:

For the Year Ended
December 31, 2005
(in thousands, except per share data)
Earnings (loss) from continuing operations, as reported	$ (2,302)
Earnings from discontinued operations, as reported	142
Net earnings (loss), as reported	$ (2,160)

Earnings (loss) from continuing operations, as reported	$ (2,302)
Less: total stock-based employee compensation determined under fair value based method for all awards, net of tax	(5)
Pro forma net earnings (loss) from Continuing operations	$ (2,307)
Earnings from discontinued operations, as reported	142
Pro forma net earnings (loss)	$ (2,165)

Net earnings (loss) per average common share outstanding, as reported: Basic: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02
Net earnings (loss), as reported	$ (0.37)

Net earnings (loss) per average common share share outstanding, as reported: Diluted: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02
Net earnings (loss), as reported	$ (0.37)

Net earnings (loss) per average common share outstanding, pro forma: Basic: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02
Net earnings (loss)-basic, pro forma	$ (0.37)

Net earnings (loss) per average common share outstanding, pro forma: Diluted: Earnings (loss) from continuing operations Earnings from discontinued operations	$ (0.39) 0.02
Net earnings (loss) - diluted, pro forma	$ (0.37)

Weighted average common shares outstanding, As reported:
Basic	5,888,000
Diluted	5,888,000

Weighted average common shares outstanding, Pro forma:
Basic	5,888,000
Diluted	5,888,000

As of December 31, 2007, there was $30,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 8.33 years.

Option Activity

A summary of the activity under the Company’s stock option plans for the periods indicated is as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	26,250	$2.08
Granted	45,000	2.70
Exercised	-	-
Cancelled	-	-
Expired	-	-
Options outstanding at December 31, 2005	71,250	$2.47
Granted	45,000	1.53
Exercised	-
Cancelled A	45,000	2.70
Forfeited	15,000	1.53
Expired	26,250	2.08
Options outstanding at December 31, 2006:	30,000	$1.53
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2007	30,000	$1.53
Options exercisable at December 31, 2007	10,000	$1.53
Options vested and options expected to vest at December 31, 2007A	30,000	$1.53

_______

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

Diluted earnings (loss) per share from continuing operations in the statements of operations exclude potential common shares issuable upon conversion of preferred stock, convertible notes, termination of the deferred stock compensation plan, or exercise of stock options and warrants as a result of losses from continuing operations in 2006 and 2007, because such potential common shares are antidilutive.

The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on August 6, 2004) used in the calculation of earnings (loss) per share in the Company’s statements of operations:

	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Basic EPS:
Weighted average common shares outstanding	5,623,619	5,564,504	5,219,553
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	271,919	90,522	668,198
	5,895,538	5,655,026	5,887,751
Diluted EPS:
Weighted average common shares outstanding	5,623,619	5,564,504	5,219,553
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	271,919	90,522	668,198
	5,895,538	5,655,026	5,887,751

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Accounts receivable from three parties comprised approximately 85% of the December 31, 2007 balances of accounts receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of “comprehensive income” and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2005, 2006 and 2007, the Company’s only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in Xianghe BH Fertilizer Co., Ltd (“XBH”). The assets and liabilities of XBH, a wholly-owned subsidiary of BEE/7HBF, LLC, in which Beard owns 50% through Beard Environmental Engineering, LLC (“BEE”), a wholly-owned subsidiary of Beard, and Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd. (“BTEC”), a wholly-owned subsidiary of Beard, are stated in the local currency (the Chinese yuan renminbi, “RMB”) and are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.

Reclassifications

Certain 2006 and 2005 balances have been reclassified to conform to the 2007 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations increased in 2005 and 2006, but decreased in 2007 primarily as a result of sharp drops in both production and prices received in the Oil & Gas Segment. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. The Company commenced projects in both its Coal and China Segments in 2005. Both of these were projected to begin generating positive cash flow during the last half of 2006, but such projections have not been attained. (See “Additional Details” and “Subsequent Developments” below). Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in 2005, 2006 or 2007 and will not make it profitable in 2008. The CO2 Segment received 11% less in revenues in 2007 than in 2006 and operating and SG&A expenses, including an additional $68,000 in severance taxes, were up, as well, resulting in a 20% decline in operating profit. Effective August 1, the Company elected to take a portion of its share of CO2 production in kind from the McElmo Dome field and sell it through an entity designed for this purpose. The net revenues received according to the terms of the contracts dedicated to this entity were greater than they would have been under the terms of the contracts with the prior operator. Additionally, a total of 329,000 Mcf of production was placed in long-term storage during 2007.

During the three years ended December 31, 2007, the Company took several steps which reduced its negative cash flow to some degree, including (i) salary deferrals by its Chairman and President (2005 only), (ii) deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”) and (iii) suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan.

Five private debt placements raised gross proceeds of $4,184,000 during such period, including $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding ultimately increased to more than $14,150,000, as of March 31, 2007 including $2,800,000 of equity provided by affiliates of the pond owner. In addition, the Company secured a $350,000 long-term bank credit facility (the “2006 Facility”) in March of 2006 and borrowed $200,000 from one of the Company’s Note holders in May of 2006. These financings were supplemented in 2007 by (i) the $105,000 of additional convertible notes discussed above, (ii) a $150,000 short-term loan from a shareholder of a former affiliate in March, (iii) $192,000 of short-term loans from the Company’s Note holders, (iv) a $1,500,000 long-term bank facility (the “2007 Facility”) in June, and (v) sale of the Company’s interest in the Bravo Dome CO2 field in October which generated net cash of $285,000. The remaining $220,000 principal balance of the 2006 Facility was paid from the proceeds of the 2007 Facility. In addition, the Coalition Managers Litigation has now been concluded, and the Company received approximately $96,000 from the defense fund in August of 2007. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. These measures enabled the Company to continue operating. As a result of the McElmo Dome sale, the Company’s balance sheet, liquidity and working capital have significantly improved from their year-end 2007 position.

The private placements resulted in additional dilution to the Company’s common equity. 72,240 warrants were issued in 2005 and 12,869 warrants were issued in 2007 in connection with two of the private debt placements and 1,014,000 Stock Units (including 40,000 Units in the 2008 first quarter) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $4,184,000 of convertible notes were also issued which are convertible into 3,506,000 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in 2005, 98,000 in 2006, 66,000 in 2007, and another 66,000 in the first quarter of 2008. In addition, 25,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures).

Additional Details

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. The Coal Segment had a signed contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”) and commenced construction on the Project in September of 2005. The Company obtained commitments for (i) $2,800,000 of equity for the Project provided by a group of investors (the “Group”) who were affiliates of PinnOak Resources, LLC (“PinnOak”), the pond owner. in exchange for 50% ownership in the Project; and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty (the “Guaranty”) of 70% of the loan amount. PinnOak committed to fund or to arrange the funding for the Project if the Guaranty was not obtained.

Due to cost over-runs of more than $3,000,000, the Group elected, effective October 1, 2006, to exercise their option to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company which owned the Pinnacle Project, and reduce the Company’s interest therein to 25%. As a result, the Company was precluded from obtaining the USDA-guaranteed financing for the Project and PinnOak became the permanent source of financing. Despite the fact that PinnOak was providing all of the financing for the Project, the Company was deemed to own 100% of the Project until the Group subscribed to their ownership effective September 30, 2006. Effective October 1, 2006 the Company’s ownership percentage was reduced to 25% and the Group took control of the Project. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

The Pinnacle Project produced its first coal in October of 2006. In May of 2007 the Company and the PinnOak parties agreed to terminate most of the agreements governing the Project. The Company gave up its remaining 25% interest in the Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by PinnOak totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project and the Company’s ownership percentage in the Project was reduced to zero.

On October 11, 2007, the Company signed a purchase agreement and on October 31, 2007, it made a down payment on the site for a new project (the “Yukon Project”). A new subsidiary, Beard Yukon, LLC, was formed to conduct recovery operations at this site. The Company had raised $280,000 of the $450,000 necessary to fund the Yukon Project when it was determined that the owner of the site would not allow us to use the site to test the equipment we were planning to use during the recovery process. Alternative equipment would have been too expensive for a stand alone project, and accordingly the project was abandoned.

The Coal Segment is actively pursuing multi-project financing for its future coal projects through two separate investment banking sources. Meanwhile, it is continuing to develop projects so as to have them ready when the financing becomes available. The timing of the projects the Company is actively pursuing is uncertain and their continuing development is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

To date the China fertilizer plant has not marketed sufficient product to reach its projected breakeven point. Several new marketing initiatives were attempted, but all were unsuccessful. In December of 2007 the Company’s Board of Directors voted to discontinue the China Segment. The Company engaged an investment banking firm to explore available alternatives including, but not limited to: sale of the plant, merger of the operation with a competitor, or bringing in a new partner. It is currently exploring the possibility of manufacturing product for a Chinese company which currently produces liquid fertilizer and has announced its intention to expand into the granular fertilizer business. If this company elects to proceed, our partner will then take over the China fertilizer plant. We will retain a 2% interest in the partnership and be relieved of all of the existing debt. Meanwhile, the Company and its partner advanced a total of $297,000 during 2007 and an additional $49,000 during the 2008 first quarter to fund the plant’s operations. It is estimated that the Company may need to make additional advances of up to $50,000 while the negotiations concerning the production contract are being concluded.

Several developments have taken place which have benefited, or are expected to benefit, the Company’s cash flow position:

(i) On October 11, 2007, the Company entered into a Change of Terms Agreement on its $1,500,000 bank credit facility (the “2007 Facility”) whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction was required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 per month reduction in March through December of 2008. This made $100,000 available under the 2007 Facility that had already been paid and eliminated by verbal agreement the need to pay the September payment. It also had the effect of deferring a portion of the principal reductions until (a) the Kinder Morgan matter (see below) was resolved, (b) the disposition of the China fertilizer plant has been concluded, and (c) the Company transfers the balance of its CO2 production to a new purchaser, which is expected to significantly improve the Company’s cash flow.

(ii) On October 31, 2007, the Company closed on the sale of its interest in the Bravo Dome CO2 Unit for $300,000. The sale, which was effective October 1st, added $285,000 to cash flow after payment of a $15,000 finder’s fee. The sale was also meaningful since there had been no market for the Company’s share of the production from the unit for the last 10 years, and it had received no income during such period while having to pay its share of the operating costs.

(iii) In May of 2006 the Company signed an Authorization for Expenditure to participate for its 0.54469% working interest (“WI”) share of the $100,000,000 costs of the Goodman Point expansion (the “Expansion”) of the McElmo Dome Unit. In February of 2007 Kinder Morgan (“KM”), the operator, belatedly advised the Company that Exxon Mobil had elected not to participate and that the Company must carry its share of their costs, increasing its interest in the Expansion to 0.968564% of the costs. The Company, together with a number of the small share WI owners strongly objected to this arrangement, resulting in a meeting of KM with all of the WI owners on June 30, 2007. As a result of the meeting KM sent a letter in late October giving the parties the option to either (a) carry Exxon Mobil for their share of such costs, or (b) opt out of the Expansion and be carried along with Exxon Mobil (paying 12% interest until payout of such costs out of production from the Expansion). Meanwhile, during all of 2007, KM had been billing the Company for its expanded 0.968564% interest in the Unit. Due to the Company’s illiquid cash position, it had not paid any of such costs since April of 2007, and they had suspended the Company’s runs, which had been in excess of $100,000 per month, since that time. This caused the Company considerable harm and severely impacted its cash flow. The Company elected option (b) and shortly before year-end KM released the cash of nearly $620,000, representing the Company’s share of the refunded costs of expansion and the revenue which KM had arbitrarily suspended.

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

(v) In December of 2007 the Company has made the decision to discontinue the China Segment; as a result, it will no longer have the burden of supporting such operation in the future.

Subsequent Developments

On March 26, 2008, the Company closed on the sale of 35% of its interest in the McElmo Dome CO2 Unit for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,475,000 to cash flow after legal costs. Because our interest in McElmo Dome served as the collateral for our primary lines of credit we entered into a new Change of Terms Agreement reducing the maximum available credit under the 2007 Facility from $1,500,000 to $1,000,000 and modifying the required monthly principal reduction from $75,000 per month beginning in March of 2008 to $50,000 per month beginning in April of 2008. The outstanding principal balance under the facility was reduced down to zero. In addition, the outstanding loan agreement and related promissory note with The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) was amended to reduce the outstanding principal balance of the loan from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010. The Company also entered into a Release, Subordination and Amended and Restated Nominee Agreement whereby the Unitrust loan will continue to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2007 Facility, and the Boatright note will continue to be subordinate to the 2007 Facility.

The Company expects to generate cash of at least $40,000 from the disposition of the remaining assets from two of its discontinued segments. The excess cash provided by the McElmo Dome sale is expected to provide sufficient working capital to satisfy the Company’s liquidity needs until the disposition of the assets and liabilities of the China Segment have been concluded and the new production sales contracts at McElmo Dome have been finalized. This will eliminate the cash flow drain from the China Segment, and it is anticipated that the Coal Segment will become self-sustaining from the projects it has under development prior to year-end 2008.

(3) Discontinued Operations

BE/IM Segment

In 1999, the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The majority of the assets of the segment were sold prior to 2003. In 2005, the Company recorded earnings of $44,000 related to this segment, which included $48,000 in gains from the sale of equipment. The segment incurred net losses of $3,000 for each of the years 2006 and 2007. The Company expects no further material charges to earnings related to the remaining assets.

As of December 31, 2007, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at December 31, 2007. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2008.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. In 2005, the segment recorded earnings of $98,000, which included gains from the sale of equipment totaling $107,000. The segment recorded net losses of $3,000 and $29,000, respectively, in 2007 and 2006. As of December 31, 2007, the significant assets of the WS Segment were fixed assets totaling $20,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2008. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $43,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2008.

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. The Company incurred losses of $1,069,000, $923,000 and $821,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the significant assets of the China Segment included (i) fixed assets of $337,000, (ii) inventory of $89,000 and (iii) cash, receivables and other current assets totaling $41,000. The significant liabilities of the segment included long-term debt of $850,000, current debt of $578,000 and trade payables and accrued expenses of $182,000. The Company is presently seeking a buyer for the assets and expects to have them sold or otherwise disposed of prior to December 31, 2008. The Company expects to pay or otherwise be relieved of all liabilities of the segment prior to December 31, 2008.

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

The Company’s preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard’s consolidated net income. At January 1, 2003, the stock was no longer redeemable, and each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) of Beard common stock. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plans, in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof. At December 31, 2007 (after giving effect to a 2-for-1 stock split effected in August of 2004) each share of Beard preferred stock was convertible into 10.51925814 (292,835) shares of Beard common stock. The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible. In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

From 1995 through 1998 the Company redeemed or repurchased 63,412 of the preferred shares from the Institutions or from individuals to whom the Institutions had sold such shares. The last 31,318 of such shares were purchased for $31.93 per share in 1998.

At December 31, 2007 and 2006, the convertible preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share versus its aggregate stated value of $2,784,000.

(5) Investments and Other Assets

Investments and other assets consisted of the following:

	December 31,
	2007	2006

Investment in real estate limited partnerships	$ 13,000	$ 13,000
Other assets	53,000	45,000
	$ 66,000	$ 58,000

Investment in Real Estate Limited Partnerships

The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004. The Company recorded losses of $2,000 in each of the years 2005, 2006 and 2007 from its share of the limited partnership’s operations. These losses are attributable to the Company’s share of real estate taxes on the property held by the partnership.

Other assets

These assets consist primarily of deposits on hand with various regulatory agencies. There were no impairments of these assets in 2005, 2006 or 2007.

(6) Notes Receivable

At December 31, 2007, the Company had a $35,000 note receivable from a related party. The note is due to be repaid December 31, 2008, is unsecured and bears interest at six percent per year beginning January 2, 2008. In addition, at December 31, 2006, the Company had other notes receivable totaling $13,000 from the sale of equipment and an $11,000 loan receivable from a related party.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2007	2006

Oil and gas leases	$ 84,000	$ 84,000
Proved carbon dioxide properties	1,302,000	1,414,000
Buildings and land improvements	38,000	28,000
Machinery and equipment	711,000	736,000
Other	171,000	187,000
	$ 2,306,000	$ 2,449,000

The Company incurred $83,000, $100,000, and $65,000, of depreciation expense for 2007, 2006, and 2005, respectively.

(8) Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2007	2006

Debt issuance costs	$ 517,000	$ 460,000
Patent costs	-	12,000
Other	1,000	4,000
	$ 518,000	$ 476,000

Accumulated amortization is summarized as follows:

	December 31,
	2007	2006

Debt issuance costs	$ 380,000	$ 304,000
Patent costs	-	2,000
Other	1,000	-
	$ 381,000	$ 306,000

During 2005, the Company capitalized $228,000 of costs associated with the issuance of the 12% Convertible Subordinated Notes due August 31, 2009, the 12% Convertible Subordinated Notes due February 15, 2010 and an $850,000 3.83% Note due February 14, 2010. The costs of the 12% notes due in 2009 will be fully amortized by the end of August, 2009; the costs of the 12% notes due in 2010 and the 3.83% note due also in February, 2010,are being amortized over five years and will be fully amortized by the first quarter of 2010, all as a result of such notes having been paid off.

During 2006, the Company capitalized $16,000 of costs associated with the issuance of the 12% Convertible Subordinated Series A and Series B Notes due August 30, 2008 and November 30, 2008, respectively. The costs of the 12% notes due in 2008 will be fully amortized by the end of November, 2008. In 2007, the Company capitalized $57,000 of costs associated with revising the terms of its reducing revolving credit facility with a local bank. These costs will be fully amortized by the end of 2008.

The Company incurred $77,000, $78,000, and $57,000 of amortization expense for 2007, 2006 and 2005, respectively. In addition, in 2005 the Company wrote off another $51,000 of previously unamortized costs associated with an unsuccessful effort to obtain funding for either or both of the China or Coal Segments. In 2007, the Company wrote off another $13,000 of previously unamortized costs associated with unsuccessful attempts to gain a patent in its e-Commerce Segment. If no capital assets are added, amortization expense is expected to be as follows.

Year	Amount

2008	$ 87,000
2009	45,000
2010	5,000
$ 137,000

(9) Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2007	2006

Coal (a)	$ 10,000	$ 38,000
12% Convertible Subordinated Notes due February, 2010 (b) (c)	2,205,000	2,100,000
12% Convertible Subordinated Notes due August, 2009 (d)	1,328,000	1,328,000
3.83% Loan due February, 2010 (e)	850,000	850,000
6% Loan due January, 2009 (e)	578,000	397,000
12% Loan due May, 2007 (h)	-	200,000
Revolving Credit Facility (i)	1,375,000	260,000
Series A 12% Convertible Subordinated Notes due August 30, 2008 (g)	83,000	83,000
Series B 12% Convertible Subordinated Notes due November 30, 2008 (g)	568,000	568,000
12% Notes due February, 2008 (b)	55,000	-
Loans including accrued interest – affiliated entities (f)	3,599,000	3,173,000
	10,651,000	8,997,000
Less current maturities, debt of discontinued operations and short term debt	3,662,000	1,718,000
Long-term debt	$ 6,989,000	$ 7,279,000

(a)

At December 31, 2007, the Company’s Coal Segment had a note payable with a total balance due of $10,000. The note bears interest at zero%, requires monthly payments of principal and interest totaling $531 and matures in 2009. The note is secured by an automobile with an approximate book value of $10,000 at December 31, 2007.

(b)

On August 31, 2007, the Company issued $79,000 of short-term notes, along with two-year warrants to purchase the 7,869 shares of the Company’s common stock for $0.80 per share, in lieu of the semi-annual interest payment due on its 12% Convertible Subordinated Debt due August 31, 2009. The notes bore interest at 12%. The Company repaid $24,000 along with accrued interest totaling less than $1,000 on October 11, 2007. The remaining $55,000, along with accrued interest totaling $3,000, were repaid on February 29, 2008.

(c)

In September of 2004, the Company arranged for an investment firm to sell $1,800,000 of 9% convertible subordinated notes (the “9% Notes”) in a private placement. As of December 15, 2004, a total of $255,000 of the offering had been subscribed and closed, including $150,000 by directors of the Company, and the offering was terminated. On December 29, 2004, a new private placement of the Company’s 12% Convertible Subordinated Notes (the “12% Notes”) was commenced. In December of 2004 the 9% Notes were exchanged for a like amount of 12% Notes and the holders forgave all accrued interest on the 9% Notes, totaling $5,000. An additional $1,845,000 of the 12% Notes were subscribed and closed in January bringing the total offering amount to $2,100,000. In February of 2007, an additional $105,000 of these notes were sold making the total amount outstanding $2,205,000. The Company began paying interest only on a semi-annual basis effective August 15, 2005. Such payments will be made until the February 15, 2010 maturity date, at which time the Company will make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The Company granted a security interest in Beard Technologies’ equipment to the holders of the 12% Notes. The security interest was released when the Company raised sufficient funds to finance the Pinnacle Project. The notes are convertible into shares of the Company’s stock at an initial conversion price of $1.00 per share. The Company may force conversion of the notes after February 15, 2007 if the weighted average sales price of the Company’s common stock has been more than two times the conversion price for more than sixty (60) consecutive trading days.

(d)

In June of 2005, the Company arranged for an investment banking firm to commence a private debt placement of up to $2,004,102 of its 12% Convertible Subordinated Notes (the “2009 Notes”) due August 31, 2009. As part of the offering, holders of the remaining $804,102 of 10% Notes due November 30, 2006 were given the right to exchange such notes for the 2009 Notes. Holders of $624,000 of the 10% Notes did exchange their notes and the Company sold an additional $511,000 of the 2009 Notes bringing the total of the 2009 Notes outstanding to $1,135,000 at December 31, 2005. The Company began paying interest only on a semi-annual basis effective February 28, 2006. Such payments will be made until the August 31, 2009 maturity date, at which time the Company will make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The 2009 Notes are convertible into shares of the Company’s common stock. The conversion price for the 2009 Notes was determined by the weighted average price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company, subject to the proviso that all notes issued in connection with subscriptions received on or before July 15, 2005, would have a conversion price of $2.25. The Company has the right to force conversion of the 2009 Notes after February 28, 2007 if the weighted average sales price of its common stock has been more than two times the conversion price for more than 60 consecutive trading days. These notes are convertible into 504,444 shares of the Company’s common stock. The unrelated third party which purchased $500,000 of the 10% Notes---see footnote (b) above---was allowed to retain its security interest in the McElmo Dome collateral to the extent of $390,000 (the remaining principal balance of its note). In February of 2006, the Company sold another $193,000 of the 2009 Notes. These notes are convertible into 145,415 shares of the Company’s common stock.

(e)

On February 14, 2005, the Company borrowed $850,000 from its 50%-partner in the U.S limited liability company which owns Xianghe BH Fertilizer Co., Ltd. (“XBH”), the owner and operator of the China Segment’s fertilizer plant. XBH was formed in and operates solely in China. The note bears interest at 3.83%, which was the Applicable Federal Mid Term rate on the date of the note. Interest is payable annually commencing on February 14, 2006 and will be paid until the maturity of the note, February 14, 2010. At December 31, 2007, the Company had accrued interest totaling $61,000 on this unsecured note. During 2006 and 2007, the Company borrowed an additional $578,000 from its 50% partner in the U.S.

limited liability company which owns XBH. The note bears interest at 6%, payable semi-annually, with the principal balance due at maturity on January 13, 2008. In January of 2008 the maturity date of the note was extended to January 13, 2009. At December 31, 2007, the Company had accrued interest totaling $42,000 on this unsecured note. Both the 2006 and 2007 principal and accrued interest balances associated with these notes are included in “Liabilities of discontinued operations held for resale” on the balance sheets presented.

(f)

At December 31, 2007, the Company had borrowed $2,783,000 from an affiliated entity of the Chairman of the Company under terms of a note that bears interest at 10%. Such borrowings are subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the McElmo Dome Field. At December 31, 2007, the Company owed $668,000 of accrued interest on this note. The note, which was due to be repaid on April 1, 2008, has been extended to April 1, 2009. At December 31, 2007, the Company had borrowed another $98,000 from this same affiliate under terms of a loan that bears interest at ½% above the Wall Street Journal prime rate. The loan was repaid on March 27, 2008. At December 31, 2007, the Company owed $2,000 of accrued interest on this loan. In September, 2007 the Company borrowed $50,000 under a note from a related party for working capital. The noteholder was also given two-year warrants to purchase 5,000 shares of the Company’s common stock for $0.80 per share. The note bore interest at 12% and was repaid on March 27, 2008. At December 31, 2007, the Company owed $2,000 of accrued interest on this note.

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

(h)

On May 22, 2006, the Company borrowed $200,000 from the unrelated third party that holds the $390,000 note referred to in (d) above. The note bore interest at 12% and the principal and all accrued interest was due to be repaid May 22, 2007. Such borrowing was subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the McElmo Dome property, which is superior to both the lien held by the Chairman’s affiliate referred to in (b) above and by the $390,000 prior lien already held by such third party. In addition and in order to obtain this financing, the Company issued the lender 10,000 shares of its common stock which had a fair market value of $1.05 per share on the date of issuance. This note was repaid, along with accrued interest of $25,000, on June 8, 2007.

(i)

On March 28, 2006, the Company obtained a $350,000 reducing revolving credit facility from a local bank (the “2006 Facility”. Terms of the 2006 Facility provided that on April 30, 2006, and on the last day of each month thereafter, the principal amount of the note was to be reduced by $10,000. Such borrowing was subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the Yuma County, Colorado gas wells. The Company paid $30,000, which it capitalized, to another note holder to subordinate its note to the new lender. The Company borrowed a maximum of $290,000 under the terms of the 2006 Facility, and the balance outstanding at December 31, 2006 was $260,000. The note bore interest at the Wall Street Journal Prime Rate plus 1.5% and was payable monthly. The note was to mature on September 30, 2007. On June 8, 2007, however, the Company consummated a $1,500,000 long-term bank revolving reducing line of credit (the “2007 Facility”) collateralized by a priority position in its interest in the McElmo Dome field (the “Collateral”) and the remaining balance of $220,000 on the 2006 Facility was repaid. Initially, the Company could borrow up to $1,500,000 under the new line but that limit began reducing by $50,000 per month starting on July 31, 2007 and is to be fully repaid by December 31, 2008.

On October 11, 2007, the Company entered into a Change of Terms Agreement on the 2007 Facility whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction was required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 per month reduction was required in March through December of 2008. (See “Recent Developments” above). At December 31, 2007, the balance outstanding on the 2007 Facility was $1,375,000. The line accrues interest at 1.5% above the Wall Street Journal Prime Rate which at December 31, 2007 was 7.25%. In connection with the sale of 35% of the Company’s interest in the McElmo Dome Unit on March 26, 2008, the Company entered into a new Change in Terms Agreement on March 25, 2008, whereby the 2007 Facility was modified to reduce the maximum credit available under the facility to $1,000,000 and to change the required monthly reductions to $50,000 per month beginning April 30, 2008. The Company reduced the outstanding principal balance under the 2007 Facility to zero on March 28, 2008. As part of the agreement for the 2007 Facility, all prior liens held by third parties will be released, and the bank has agreed to grant a partial release covering 35% of the Collateral. The third parties will then place new liens against the Collateral reflecting their respective positions which will again be subordinate to the bank’s secured position.

At December 31, 2007, the annual maturities of long-term debt were $2,812,000 in 2008, $4,783,000 in 2009 and $3,056,000 in 2010.

The Company incurred $717,000, $725,000 and $713,000 of interest expense relating to debt to related parties in 2007, 2006 and 2005, respectively. The Company paid $381,000, $384,000 and $464,000 of those amounts for 2007, 2006 and 2005, respectively.

The weighted average interest rates for the Company’s short-term borrowings were 11.3% and 10.6% as of December 31, 2007 and 2006, respectively.

The above financings were further supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $39,000 of short-term loans from our Note holders, and (iii) an additional short-term note of $23,000 from a current affiliate.

(10) Operating Leases

Noncancelable operating leases for continuing operations relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2007 are summarized as follows:

Year	Amount

2008	$ 109,000
2009	-
2010	-
$ 109,000

Gross future minimum payments under such leases for the discontinued China Segment are $100,000, $100,000 and $58,000 for 2008, 2009 and 2010, respectively.

Rent expense under operating leases aggregated $174,000, $166,000, and $166,000, in 2007, 2006, and 2005, respectively. Additionally, rent expense under operating leases in the now discontinued China Segment totaled $97,000, $157,000 and $130,000 in 2007, 2006, and 2005, respectively.

(11) Income Taxes

Total income tax expense (benefit) was allocated as follows:

Year ended December 31,
	2007	2006	2005

Continuing operations	$ (1,000)	$ (17,000)	$ 35,000
Discontinued operations	-	-	-
	$ (1,000)	$ (17,000)	$ 35,000

Current income tax expense (benefit) from continuing operations consisted of:

Year ended December 31,
	2007	2006	2005

U. S. federal	$ (1,000)	$ (17,000)	$ 35,000
Various states	-	-	-
	$ (1,000)	$ (17,000)	$ 35,000

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

	Year ended December 31,
	2007	2006	2005

Computed U. S. federal statutory expense (benefit)	$ (343,000)	$ (225,000)	$ (536,000)
Federal alternative minimum tax (benefit)	(1,000)	(17,000)	35,000
Increase (decrease) in the valuation allowance for deferred tax assets	343,000	225,000	536,000
State income tax (benefit)	-	-	-
	$ (1,000)	$ (17,000)	$ 35,000

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets – tax effect of:
Net operating loss carryforwards	$ 10,545,000	$ 16,781,000
Statutory depletion and investment tax credit carryforwards	1,275,000	1,275,000
Other, principally investments and property, plant and equipment	308,000	356,000
Total gross deferred tax assets	$ 12,128,000	$ 18,412,000
Less valuation allowance	(12,105,000)	(18,371,000)
Deferred tax liabilities	(23,000)	(41,000)
Net deferred tax asset/liability	$ -	$ -

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

At December 31, 2007, the Company had federal regular tax operating loss carryforwards (the “NOL’s”) of approximately $27.6 million and tax depletion carryforwards of approximately $3.45 million. Another $22.8 million of the NOL’s will expire in 2008 and $4.8 million will expire from 2021 to 2027. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12) Deferred Compensation Plans

The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company’s common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans. Under such plans, the number of shares of stock credited to each participant’s account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. 700,000 shares of stock were issued effective January 31, 2003, upon termination of the initial plan adopted in 1996. 300,000 shares were issued effective September 30, 2003, upon termination of a second plan. 800,000 shares of stock were authorized for issuance under the third plan (the “2003-2 Plan”), adopted in September of 2003 and amended in February of 2004. As of December 31, 2004, there were 712,716 shares reserved for distribution under the 2003-2 Plan and another85,095 shares werereserved for distribution in 2005 before the plan’s termination on November 17, 2005. A total of 217,653 shares from the 2003-2 Plan were distributed to the participants in 2005, along with an immaterial cash payment for fractional shares. Another 98,612 and 66,135 shares from the 2003-2 Plan were distributed to the participants in 2006 and 2007, respectively. The Company will distribute the remaining 415,408 shares in the following years, according to the binding elections of the participants:

Year(s)	Total Shares

2008-2009 (66,135 shares per year)	132,270
2010-2011 (66,134 shares per year)	132,268
2012	66,132
2013-2014 (42,369 shares per year)	84,738
Total	415,408

The Company adopted a fourth plan, the 2005 Deferred Stock Compensation Plan, on November 17, 2005 and 100,000 total shares of stock were authorized for issuance under this plan. On April 27, 2006 and April 26, 2007 the authorized shares were increased to 200,000 and 400,000, respectively. As of December 31, 2007, 360,042 shares were reserved for distribution under this plan, none of which have been issued at such date. As of February 29, 2008, the authorized shares in the plan had been exhausted and the plan was terminated. 399,997 shares were distributed to the participants in March, together with an immaterial cash payment for fractional shares.

The weighted-average fair values of stock units issued under the plans were $0.69, $1.177 and $1.887 for 2007, 2006 and 2005, respectively.

(13) Employee Benefit Plan

Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee’s contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary “savings” contributions up to a maximum of 40%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees’ contribution. The Company’s contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice. In November 2006 the Company, according to the terms of a union contract, notified the union participants employed at the Coal Segment’s coal fines recovery facility in West Virginia that it had re-instituted the 100% match (effective with each employee’s date of hire), and $9,000 of contributions were made to the plan during the remainder of the year. The Company made contributions totaling $11,000 under terms of this plan in 2007. No other contributions were made to the plans in 2005, 2006 or 2007.

(14) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

(15) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had three reportable segments in 2005 and four reportable segments in 2006 and 2007. The segments are Coal, Carbon Dioxide, e-Commerce, with the new Oil & Gas Segment added as a reportable segment in 2006.

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

		Carbon
	Coal	Dioxide	e-Commerce	Oil & Gas	Totals

2007
Revenues from external customers	$ 21	$ 1,367	$ 5	$ 74	$ 1,467
Interest income	-	-	-	2	2
Interest expense	-	-	-	-	-
Depreciation, depletion and amortization	12	50	-	15	77
Segment profit (loss)	(503)	1,063	(125)	9	444
Segment assets	262	970	5	323	1,560
Expenditures for segment assets	14	85	-	-	99

2006
Revenues from external customers	$ 25	$ 1,540	$ 5	$ 147	$ 1,717
Interest income	-	-	-	2	2
Interest expense	2	-	-	-	2
Depreciation, depletion and amortization	40	46	-	15	101
Segment profit (loss)	(120)	1,324	(95)	89	1,198
Segment assets	301	557	18	343	1,219
Expenditures for segment assets	25	92	3	-	120

2005
Revenues from external customers	$ 52	$ 1,172	$ 31	$ 95	$ 1,350
Interest income	-	-	-	1	1
Interest expense	19	-	-	-	19
Depreciation, depletion and amortization	9	42	3	5	59
Segment profit (loss)	(783)	949	(139)	12	39
Segment assets	1,816	522	13	401	2,752
Expenditures for segment assets	1,991	34	-	277	2,302

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

	2007	2006	2005

Total revenues for reportable segments	$ 1,467	$ 1,717	$ 1,350
Revenues from corporate activities not allocated to segments	-	-	-
Total consolidated revenues	$ 1,467	$ 1,717	$ 1,350

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

	2007	2006	2005

Total interest expense for reportable segments	$ -	$ 2	$ 19
Interest expense from corporate activities not allocated to segments	892	957	956
Total consolidated interest expense	$ 892	$ 959	$ 975

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

	2007	2006	2005

Total depreciation, depletion and amortization for reportable segments	$ 77	$ 101	$ 59
Corporate depreciation and amortization not allocated to segments	97	77	114
Total consolidated depreciation, depletion and amortization	$ 174	$ 178	$ 173

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations before income taxes is as follows (in thousands):

	2007	2006	2005

Total earnings for reportable segments	$ 444	$ 1,198	$ 39
Net corporate income (costs) not allocated to segments	(1,397)	(1,822)	(1,527)
Total consolidated loss from continuing operations	$ (953)	$ (624)	$ (1,488)

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

	2007	2006

Total assets for reportable segments	$ 1,560	$ 1,219
Assets of discontinued operations	487	789
Corporate assets not allocated to segments	287	414
Total consolidated assets	$ 2,334	$ 2,422

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

	2007	2006

Total expenditures for assets for reportable Segments	$ 99	$ 120
Expenditures for assets in discontinued operations	-	49
Corporate expenditures not allocated to segments	10	19
Total expenditures for assets	$ 109	$ 188

All of 2005, 2006 and 2007 segment revenues were derived from customers in the United States of America. All remaining continuing segment assets are located in the United States of America.

For the year 2007, one customer accounted for 97% of the Coal Segment’s and 1% of the Company’s continuing revenues. During the year 2006, two customers accounted for 91% of the Coal Segment’s and 1% of the Company’s continuing revenues. During the year 2005, three customers accounted for 87% of the Coal Segment’s and 3% of the Company’s continuing revenues. All of the e-Commerce Segment’s 2005, 2006 and 2007 revenues were derived from one customer. In 2007, the Company’s CO2 revenues were received from three parties in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. There were two such parties in 2005 and 2006. During 2007, 2006 and 2005, sales by these parties accounted for 93%, 86%, and 76%, respectively, of the Company’s segment revenues and all of the Carbon Dioxide Segment’s revenues. The Company’s oil and gas revenues are received from two operators in the Oil & Gas Segment who market the oil and natural gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2007, 2006 and 2005, sales by these two operators accounted for 5%, 8% and 7%, respectively, of the Company’s segment revenues and all of the Oil & Gas Segment’s revenues.

(16) Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands except per share data)

Revenues	$ 319	$ 328	$ 355	$ 465
Operating profit (loss)	(141)	(267)	72	(42)
Loss from continuing operations	(323)	(476)	(66)	(88)
Loss from discontinued operations	(250)	(135)	(381)	(307)
Net loss	(573)	(611)	(447)	(395)
Basic loss per share	(0.10)	(0.10)	(0.08)	(0.06)
Diluted loss per share	(0.10)	(0.10)	(0.08)	(0.06)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands except per share data)

Revenues	$ 403	$ 407	$ 468	$ 439
Operating profit (loss)	(184)	(230)	73	(68)
Earnings (loss) from continuing operations	(362)	(467)	(150)	372
Loss from discontinued operations	(271)	(198)	(225)	(253)
Net earnings (loss)	(633)	(665)	(375)	119
Basic earnings (loss) per share	(0.11)	(0.12)	(0.07)	0.03
Diluted earnings (loss) Per share	(0.11)	(0.12)	(0.07)	0.03

The quarterly information presented above has been restated to conform to the final year-end 2007 presentation.

The Company recorded no economic impairments in the fourth quarter of 2005 or 2006. In the fourth quarter of 2007, the Company expensed $13,000 of costs associated with unsuccessful attempts to obtain a patent in the e-Commerce Segment.

(17) Subsequent events

See Note 2 – “Additional Details – Subsequent Events”

(18) Impact of Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141.  FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ending December 31, 2009).  Management has not completed its evaluation of the potential impact, if any, of the adoption of FAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, (the Company’s fiscal year ending December 31, 2009). Management has not completed its evaluation of the potential impact, if any, of the adoption of FAS 160 on its consolidated financial position, results of operations and cash flows.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No matters require disclosure here.

Item 9A.   Controls and Procedures.

See "Item 8.  Financial Statements and Supplemental Data" for Managements Annual Report on Internal Control Over Financial Reporting.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule a-15(f) under the Exchange Act) were not effective as discussed in Management's Annual Report on Internal Control Over Financial Reporting as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2007, that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding our directors and executive officers will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 11.   Executive Compensation.

The information regarding executive compensation will be contained in the definitive proxy statement which will be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and the information to be contained therein is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockkholder Matters.

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

10.2

Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and five directors. (This Exhibit has been previously filed as Exhibit 10(b) to Registrant’s Form 10-K for the period ended December 31, 2000, filed on April 2, 2001, and same is incorporated herein by reference).

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

10.5*

Amendment No. Two to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 26, 2007. (This Amendment, which supersedes the Plan as amended on April 27, 2006, has been previously filed as Exhibit A to Registrant’s Proxy Statement filed on April 30, 2007, and same is incorporated herein by reference).

10.6

Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) dated June 25, 2004. (This Exhibit has been previously filed as Exhibit 10.11 to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.7

Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 3, 2006. (This Exhibit, which superseded all prior Agreements between the parties (except for the third paragraph of Exhibit 10.6), has been previously filed as Exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2006, filed on May 22, 2006, and same is incorporated herein by reference).

10.8

Second Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005. (This Exhibit, which superseded all prior Notes between the parties (except for the third paragraph of Exhibit 10.6), has been previously filed as Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2006, filed on May 22, 2006, and same is incorporated herein by reference).

10.9

Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 13, 2007. (This Exhibit, which superseded all prior Agreements between the parties, has been previously filed as Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed on August 20, 2007, and same is incorporated herein by reference).

10.10

Third Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005. (This Exhibit, which superseded all prior Notes between the parties (except for the third paragraph of Exhibit 10.6), has been previously filed as Exhibit 10.8 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed on August 20, 2007, and same is incorporated herein by reference).

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

10.16

Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant and McElmo Dome Nominee, LLC (“Nominee”), dated as of May 21, 2004. (This Exhibit has been previously filed as Exhibit 10.25 to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.17

Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C. (“Boatright”) (This Exhibit has been previously filed as Exhibit 10.27 to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 31, 2005, and same is incorporated herein by reference).

10.18

Form of 12% Convertible Subordinated Promissory Note due February 15, 2010. (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.19

Form of 2005 Warrant. (This Exhibit has been previously filed as Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and same is incorporated herein by reference).

10.20

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

10.23

Form of 12% Convertible Subordinated Promissory Note due August 31, 2009 issued to all other 2009 Note purchasers. (This Exhibit has been previously filed as Exhibit 99.2 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.24

Note Assumption Agreement and Release by and among the Unitrust, Registrant and Boatright. (This Exhibit has been previously filed as Exhibit 99.3 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.25

Subordination and Nominee Agreement dated as of July 22, 2005, by and among the Unitrust, Boatright and Nominee. (This Exhibit has been previously filed as Exhibit 99.4 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.26

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant, the Public Trustees of Dolores and Montezuma Counties, Colorado, for the benefit of Nominee, dated as of July 22, 2005. (This Exhibit has been previously filed as Exhibit 99.5 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.27

Form of 12% Convertible Subordinated Series A Promissory Note due August 30, 2008. (This Exhibit has been previously filed as Exhibit 10.30 to Registrant’s Form 10-K for the period ended December 31, 2006, filed on April 17, 2007, and same is incorporated herein by reference).

10.28

Form of 12% Convertible Subordinated Series B Promissory Note due November 30, 2008.. (This Exhibit has been previously filed as Exhibit 10.31 to Registrant’s Form 10-K for the period ended December 31, 2006, filed on April 17, 2007, and same is incorporated herein by reference).

10.29

Amended and Restated Contract Operating Agreement between BTI and BPLLC, dated October 31, 2006. (This Exhibit has been previously filed as Exhibit 10.30 to Registrant’s Form 10-K for the period ended December 31, 2006, filed on April 17, 2007, and same is incorporated herein by reference).

10.30

Business Loan Agreement dated June 8, 2007 by and between Registrant and First Fidelity Bank, N.A. (This Exhibit has been previously filed as Exhibit 99.1 to Registrant’s Form 8-K, Current Report, filed on June 12, 2007, and same is incorporated herein by reference).

10.31

Promissory Note dated June 8, 2007, by and between Registrant and FFB. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K, Current Report, filed on June 12, 2007, and same is incorporated herein by reference).

10.32

Form of Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of June 8, 2007 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado for the benefit of FFB. (This Exhibit has been previously filed as Exhibit 99.4 to Registrant’s Form 8-K, Current Report, filed on June 12, 2007, and same is incorporated herein by reference).

10.33

Subordination Agreement and Release dated June 8, 2007, by and among the Unitrust, Boatright and Nominee. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K, Current Report, filed on June 12, 2007, and same is incorporated herein by reference).

10.34	Consent and Amendment to Subordination Agreement and Release dated October 11, 2007, by and among the Unitrust, Boatright and Nominee.

10.35	Change in Trms Agreement dated October 11, 2007 by and between Registrant and FFB.

14

Code of Ethics as amended March 9, 2006. (This Exhibit has been previously filed as Exhibit 14 to Registrant’s Form 10-K for the period ended December 31, 2006, filed on April 17, 2007, and same is incorporated herein by reference).

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
Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

By /s/ W.M. Beard W.M. Beard	Chief Executive Officer	April 14, 2008

By /s/ Herb Mee, Jr. Herb Mee, Jr.	President and Chief Financial Officer	April 14, 2008

By Jack A. Martine Jack A. Martine	Controller and Chief Accounting Officer	April 14, 2008

By /s/ W.M. Beard W.M. Beard	Chairman of the Board	April 14, 2008

By /s/ Herb Mee, Jr. Herb Mee, Jr.	Director	April 14, 2008

By /s/ Allan R. Hallock Allan R. Hallock	Director	April 14, 2008

By /s/ Harlon E. Martin, Jr. Harlon E. Martin, Jr.	Director	April 14, 2008

By /s/ Ford C. Price Ford C. Price	Director	April 14, 2008

EXHIBIT INDEX

Exhibit No.	Descripiton of Document	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect	Incorporated herein by reference

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

Incorporated herein by reference

10.1	The Beard Company 2006 Stock Option Plan adopted on May 1, 2006	Incorporated herein by reference

10.2	Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and five directors	Incorporated herein by reference

10.3	Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan as amended effective February 13, 2004.	Incorporated herein by reference

10.4	Amendment No. One to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 27, 2006	Incorporated herein by reference

10.5	Amendment No. Two to The Beard Company 2005 Deferred Stock Compensation Plan as amended effective April 26, 2007	Incorporated herein by reference

10.6	Amendment to Restated and Amended Letter Loan Agreement by and between Registrant and The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) dated June 25, 2004.	Incorporated herein by reference

10.7	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 3, 2006.	Incorporated herein by reference

10.8	Second Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005.	Incorporated herein by reference

10.9	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 13, 2007.	Incorporated herein by reference

10.10	Third Replacement Renewal and Extension Promissory Note from Registrant to the Trustees of the Unitrust dated effective February 14, 2005	Incorporated herein by reference

10.11	Form of 2002 Warrant. (This Exhibit has been previously filed as Exhibit 10(d) to Registrant’s Form 10-Q for the period ended June 30, 2002, and same is incorporated herein by reference).	Incorporated herein by reference

10.12	Form of 2003 Warrant.	Incorporated herein by reference

10.13	Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of February 21, 2003.	Incorporated herein by reference

10.14	Subordination and Nominee Agreement dated February 21, 2003.	Incorporated herein by reference

10.15	Form of 2004 Warrant	Incorporated herein by reference

10.16	Form of Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant and McElmo Dome Nominee, LLC (“Nominee”), dated as of May 21, 2004	Incorporated herein by reference

10.17	Subordination and Nominee Agreement dated May 21, 2004, by and between the Unitrust and Boatright Family, L.L.C. (“Boatright”).	Incorporated herein by reference

10.18	Form of 12% Convertible Subordinated Promissory Note due February 15, 2010.	Incorporated herein by reference

10.19	Form of 2005 Warrant.	Incorporated herein by reference

10.20	Letter Agreement by and between 7HBF, Ltd. (“7HBF”) and Registrant dated February 7, 2005.	Incorporated herein by reference

10.21	Unsecured Promissory Note from BEE/7HBF, LLC to 7HBF dated February 14, 2005.	Incorporated herein by reference

10.22	Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009.	Incorporated herein by reference

10.23	Form of 12% Convertible Subordinated Promissory Note due August 31, 2009 issued to all other 2009 Note purchasers.	Incorporated herein by reference

10.24	Note Assumption Agreement and Release by and among the Unitrust, Registrant and Boatright.	Incorporated herein by reference

10.25	Subordination and Nominee Agreement dated as of July 22, 2005, by and among the Unitrust, Boatright and Nominee.	Incorporated herein by reference

10.26

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement by and between Registrant, the Public Trustees of Dolores and Montezuma Counties, Colorado, for the benefit of Nominee, dated as of July 22, 2005.

Incorporated herein by reference

10.27	Form of 12% Convertible Subordinated Series A Promissory Note due August 30, 2008.	Incorporated herein by reference

10.28	Form of 12% Convertible Subordinated Series B Promissory Note due November 30, 2008.	Incorporated herein by reference

10.29	Amended and Restated Contract Operating Agreement between BTI and BPLLC, dated October 31, 2006.	Incorporated herein by reference

10.30	Business Loan Agreement dated June 8, 2007 by and between Registrant and First Fidelity Bank, N.A.	Incorporated herein by reference

10.31	Promissory Note dated June 8, 2007, by and between Registrant and FFB.	Incorporated herein by reference

10.32

Form of Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of June 8, 2007 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado for the benefit of FFB. .

Incorporated herein by reference

10.33	Subordination Agreement and Release dated June 8, 2007, by and among the Unitrust, Boatright and Nominee.	Incorporated herein by reference

10.34	Consent and Amendment to Subordination Agreement and Release dated October 11, 2007, by and among the Unitrust, Boatright and Nominee.	Filed herewith electronically

10.35	Change in Terms Agreement dated October 11, 2007 by and between Registrant and FFB.	Filed herewith electronically

14	Code of Ethics as amended March 9, 2006.	Incorporated herein by reference

21	Subsidiaries of the Registrant.	Filed herewith electronically

23.1	Consent of Cole & Reed, P.C.	Filed herewith electronically

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically