Form 10-Q
period 2008-03-31
BEARD CO /OK
filed 2008-05-20
CIK 909992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2008.

Common Stock $.0006665 par value – 6,553,847

THE BEARD COMPANY

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007

	March 31,	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$ 1,026,000	$ 61,000
Accounts receivable, less allowance for doubtful receivables
of $31,000 in 2008 and 2007	162,000	630,000
Prepaid expenses and other assets	7,000	7,000
Current maturities of notes receivable	45,000	35,000
Assets of discontinued operations held for resale	454,000	487,000
Total current assets	1,694,000	1,220,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	67,000	66,000

Property, plant and equipment, at cost	2,079,000	2,306,000
Less accumulated depreciation, depletion and amortization	1,341,000	1,445,000
Net property, plant and equipment	738,000	861,000

Intangible assets, at cost	518,000	518,000
Less accumulated amortization	403,000	381,000
Net intangible assets	115,000	137,000

	$ 2,664,000	$ 2,334,000

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Trade accounts payable	$ 92,000	$ 53,000
Accrued expenses	573,000	440,000
Short-term debt	-	45,000
Short-term debt - related entities	-	158,000
Current maturities of long-term debt	302,000	1,672,000
Current maturities of long-term debt - related entities	360,000	360,000
Liabilities of discontinued operations held for resale	1,717,000	1,651,000
Total current liabilities	3,044,000	4,379,000

Long-term debt less current maturities	999,000	977,000

Long-term debt - related entities	4,814,000	6,012,000

Other long-term liabilities	144,000	151,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value; 5,000,000 shares
authorized; 27,838 shares issued and outstanding	889,000	889,000
Common stock of $.0006665 par value per share; 15,000,000 authorized;
6,243,847 and 5,657,715 shares issued and outstanding in 2008
and 2007, respectively	4,000	4,000
Capital in excess of par value	38,876,000	38,823,000
Accumulated deficit	(46,186,000)	(48,954,000)
Accumulated other comprehensive income	80,000	53,000
Total shareholders' equity (deficiency)	(6,337,000)	(9,185,000)

Commitments and contingencies (note 7)
	$ 2,664,000	$ 2,334,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Coal reclamation	$ -	$ -
Carbon dioxide	345,000	296,000
e-Commerce	5,000	5,000
Oil & gas	28,000	17,000
	378,000	318,000
Expenses:
Coal reclamation	137,000	161,000
Carbon dioxide	31,000	76,000
e-Commerce	31,000	27,000
Oil & gas	7,000	5,000
Selling, general and administrative	183,000	153,000
Depreciation, depletion and amortization	36,000	37,000
	425,000	459,000
Operating profit (loss):
Coal reclamation	(139,000)	(164,000)
Carbon dioxide	307,000	207,000
e-Commerce	(26,000)	(22,000)
Oil & gas	18,000	8,000
Other, primarily corporate	(207,000)	(170,000)
	(47,000)	(141,000)
Other income (expense):
Interest income	1,000	2,000
Interest expense	(222,000)	(207,000)
Equity in net earnings of unconsolidated affiliates	1,000	-
Gain on sale of assets	3,344,000	2,000
Other	3,000	21,000

Earnings (loss) from continuing operations before income taxes	3,080,000	(323,000)

Income tax benefit (expense) (note 6)	(54,000)	-

Earnings (loss) from continuing operations	3,026,000	(323,000)

Loss from discontinued operations (note 3)	(258,000)	(250,000)

Net earnings (loss)	$ 2,768,000	$ (573,000)

Net earnings (loss) per average common share outstanding:
Basic
Earnings (loss) from continuing operations	$ 0.49	$ (0.06)
Loss from discontinued operations	(0.04)	(0.04)
Net earnings (loss)	$ 0.45	$ (0.10)

Net earnings (loss) per average common share outstanding:
Diluted
Earnings (loss) from continuing operations	$ 0.44	$ (0.06)
Earnings from discontinued operations	(0.04)	(0.04)
Net earnings (loss)	$ 0.40	$ (0.10)

Weighted average common shares outstanding:
Basic	6,162,000	5,816,000
Diluted	6,928,000	5,816,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders’ Equity (Deficiency)

								Total
							Accumulated	Common
					Capital in		Other	Shareholders'
	Preferred		Common		Excess of	Accumulated	Comprehensive	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	Income (loss)	(Deficiency)

Balance, December 31, 2006	27,838	$889,000	5,591,580	$4,000	$38,665,000	$(46,928,000)	$22,000	$(7,348,000)
Net loss	-	-	-	-	-	(2,026,000)	-	(2,026,000)
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	31,000	31,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,995,000)

Share-based compensation related to
employee stock compensation	-	-	-	-	5,000	-	-	5,000

Reservation of shares pursuant to deferred
compensation plan	-	-	-	-	153,000	-	-	153,000

Issuance of shares pursuant to deferred
compensation plan	-	-	66,135	-	-	-	-	-

Balance, December 31, 2007	27,838	889,000	5,657,715	4,000	38,823,000	(48,954,000)	53,000	(9,185,000)
Net earnings (unaudited)	-	-	-	-	-	2,768,000	-	2,768,000
Comprehensive income (unaudited):
Foreign currency translation
adjustment (unaudited)	-	-	-	-	-	-	27,000	27,000

Total comprehensive earnings (unaudited)	-	-	-	-	-	-	-	2,795,000

Issuance of stock for warrants
exercised (unaudited)	-	-	120,000	-	29,000	-	-	29,000

Reservation of shares pursuant to deferred
compensation plan (unaudited)	-	-	-	-	24,000	-	-	24,000

Issuance of shares pursuant to deferred
compensation plan (unaudited)	-	-	466,132	-	-	-	-	-

Balance, March 31, 2008 (unaudited)	27,838	$889,000	6,243,847	$4,000	$38,876,000	$(46,186,000)	$80,000	$(6,337,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Operating activities:
Cash received from customers	$ 837,000	$ 370,000
Cash paid to suppliers and employees	(136,000)	(408,000)
Interest received	1,000	3,000
Interest paid	(985,000)	(50,000)
Operating cash flows of discontinued operations	(187,000)	(183,000)
Net cash used in operating activities	(470,000)	(268,000)

Investing activities:
Acquisition of property, plant and equipment	(1,000)	(94,000)
Proceeds from sale of assets	3,500,000	36,000
Net cash provided by (used in) investing activities	3,499,000	(58,000)

Financing activities:
Proceeds from term notes	375,000	150,000
Payments on line of credit and term notes	(1,752,000)	(32,000)
Payments on related party debt	(736,000)	-
Proceeds from exercise of warrants	29,000	-
Advance from related party for investment in fifty
percent-owned subsidiary in China	30,000	60,000
Advance to related party	(10,000)	(5,000)
Proceeds received on loans	-	35,000
Net cash provided by (used in) financing activities	(2,064,000)	208,000

Net increase (decrease) in cash and cash equivalents	965,000	(118,000)

Cash and cash equivalents at beginning of period	61,000	188,000

Cash and cash equivalents at end of period	$ 1,026,000	$ 70,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net earnings (loss)	$ 2,768,000	$ (573,000)
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Depreciation, depletion and amortization	37,000	37,000
Depreciation, depletion and amortization of
discontinued operations	12,000	10,000
Gain on sale of assets	(3,344,000)	(2,000)
Equity in operations of unconsolidated affiliates	1,000	-
Non cash compensation expense	24,000	36,000
Decrease in accounts receivable, prepaid
expenses and other current assets	451,000	95,000
(Increase) decrease in inventories	36,000	(5,000)
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	(455,000)	134,000
Net cash used in operating activities	$ (470,000)	$ (268,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

March 31, 2008 and 2007

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company’s 2007 annual report on Form 10-K.

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

The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the e-Commerce (“e-Commerce”) Segment, and (4) the Oil & Gas (“Oil & Gas”) Segment.

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	324.3%
Expected risk term (in years)	5.25
Risk-free interest rate	4.84%
Expected dividend yield	0%

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

As of March 31, 2008, there were $30,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of nine years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share based payment awards in the three-month periods ended March 31, 2008 or 2007, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2008 is presented below:

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2007:	30,000	$1.53	8.33	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-		-
Options outstanding at March 31, 2008	30,000	$1.53	8.08	-
Options exercisable at March 31, 2008	10,000	$1.53	8.08	-
Options vested and options expected to vest at March 31, 2008	30,000	$1.53	8.08	-

Reclassifications

Certain 2007 balances have been reclassified to conform to the 2008 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations increased in 2005 and 2006, but decreased in 2007 primarily as a result of sharp drops in both production and prices received in the Oil & Gas Segment. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. The Company commenced projects in both its Coal and China Segments in 2005. Both of these were projected to begin generating positive cash flow during the last half of 2006, but such projections were not attained. The Coal Segment did, however, reflect a decreased operating loss in the 2008 first quarter, primarily as a result of a reduction in salaried personnel. All efforts to make the China Segment profitable have been unsuccessful, and in December of 2007 the segment was discontinued. Meanwhile, the Company is continuing to pursue an arrangement to manufacture product for a Chinese fertilizer company. If this company elects to proceed, our partner will then take over the Company’s China fertilizer plant. The Company will retain a 2% interest in the partnership which owns the plant and be relieved of all of the existing debt. (See “Additional Details” below). Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in any of the subsequent years and will not make it profitable in 2008. The segment’s operating loss for the first quarter of 2008 increased to $27,000 versus a $22,000 operating loss in the 2007 first quarter, reflecting increased legal costs associated with the Visa litigation. Although the CO2 Segment sold 35% of its interest in the McElmo Dome field effective February 1, 2008, the segment’s operating profit increased 48% to $307,000 in the 2008 first quarter compared to $207,000 in the 2007 first quarter, primarily due to a $.41 per Mcf increase in the price received for our CO2 production in the current period. The segment reflected this improvement despite the fact that an additional 144 Mmcf of production was placed in long-term storage during the 2008 first quarter. Although there was no significant change in production volumes between the periods, the Oil & Gas Segment’s operating profit increased to $18,000 in the 2008 first quarter compared to $8,000 in the 2007 first quarter, as a result of prices increasing almost 34%.

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

Five private debt placements raised gross proceeds of $4,184,000 during such period, including $105,000 in the first quarter of 2007. In the first half of 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. In addition, the Company secured a $350,000 long-term bank credit facility (the “2006 Facility”) in March of 2006 and borrowed $200,000 from one of the Company’s Note holders in May of 2006. These financings were supplemented in 2007 by (i) the $105,000 of additional convertible notes discussed above, (ii) a $150,000 short-term loan from a shareholder of a former affiliate in March, (iii) $192,000 of short-term loans from the Company’s Note holders, (iv) a $1,500,000 long-term bank facility (the “2007 Facility”) in June, and (v) sale of the Company’s interest in the Bravo Dome CO2 field in October which generated net cash of $285,000. The remaining $220,000 principal balance of the 2006 Facility was paid from the proceeds of the 2007 Facility. In addition, the Coalition Managers Litigation was concluded, and the Company received approximately $96,000 from the defense fund in August of 2007. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. These measures enabled the Company to continue operating. As a result of the McElmo Dome sale, the Company’s balance sheet, liquidity and working capital have significantly improved from their year-end 2007 position.

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

The Company’s working capital position has improved significantly since December 31, 2007, when it was $(3,159,000), to $(1,350,000) at March 31, 2008---an improvement of $1,809,000. On March 26, 2008, the Company closed on the sale of 35% of its interest in the McElmo Dome CO2 Unit (consisting primarily of the 30% of the Company’s McElmo Dome production that had been committed to sell at the Company’s lowest prices) for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,475,000 to cash flow after legal costs. Because our interest in McElmo Dome served as the collateral for our primary lines of credit we entered into a new Change of Terms Agreement reducing the maximum available credit under the 2007 Facility from $1,500,000 to $1,000,000 while modifying the required monthly principal reduction from $75,000 per month beginning in March of 2008 to $50,000 per month beginning in April of 2008. The outstanding principal balance under the facility was reduced down to zero. In addition, the outstanding loan agreement and related promissory note with The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) was amended to reduce the outstanding principal balance of the loan from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010. The Company also entered into a Release, Subordination and Amended and Restated Nominee Agreement whereby the Unitrust loan will continue to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2007 Facility, and the Boatright note will continue to be subordinate to the 2007 Facility.

Additional Details

The Company’s principal business is coal reclamation, and this is where management’s operating attention is primarily focused. In 2005 the Coal Segment signed a contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”) for PinnOak Resources, LLC (“PinnOak”), the pond owner, which loaned more than $11,350,000, and an investor group (the “Group”) of PinnOak affiliates who provided $2,800,000 of equity in exchange for 50% ownership in the Pinnacle Project. In October of 2006 the Group elected to take control of the Project and the Company’s interest was reduced to 25%. At that point the limited liability company that owned the Project ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet. In May of 2007 the Company and the PinnOak parties agreed to terminate most of the agreements governing the Project. The Company gave up its remaining 25% interest in the Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by PinnOak totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project and the Company’s ownership percentage in the Project was reduced to zero. During the third quarter of 2007 PinnOak sold the Pinnacle Project to a company which then sold it in February of 2008 to a subsidiary of the Coal Segment’s principal competitor. The competitor then elected to terminate the Company as contract operator.

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

In December of 2007 the Company made the decision to discontinue the China Segment. The Company advanced a total of $117,000 during 2007 to fund the plant’s operations. The Company made additional advances totaling $20,000 during the first quarter of 2008, and an additional $40,000 to date during the second quarter. By oral agreement with our partner, any further advances by the Company will be limited to 2% of the total requirements. It is estimated that the Company may need to make additional advances of up to $5,000 while the exploratory efforts are being concluded.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and expects to arrange short-term loans, if necessary, to satisfy its liquidity needs until the disposition of the China plant and the finalization of new production sales contracts at McElmo Dome have been concluded. The cash flow drain from the China Segment will have been almost entirely eliminated. The Coal Segment is expected to become self-sustaining by year-end.

Subsequent Event

On May 9 and May 12, 2008, two of the Company’s 2004 warrant holders exercised their 2004 warrants to purchase 80,000 shares at $.14 per share and 200,000 shares at $.135 per share, respectively, of the Company’s common stock. On May 10, 2008, one of the Company’s 2002 warrant holders exercised its 2002 warrant to purchase 30,000 shares of common stock at $.3568165 per share. As a result of the exercise of these 310,000 shares, the Company’s total outstanding common shares increased to 6,553,847.

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three-month periods ended March 31, 2008 or March 31, 2007. The Company recorded $1,000 in losses for this segment for each of the three-month periods ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at March 31, 2008. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2008.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first three months of 2007 or 2008. The segment recorded losses of less than $1,000 for each of the first three months of 2007 and 2008. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2008. As of March 31, 2008, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2008.

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. Revenues for the segment were $38,000 and $29,000 for the three-month periods ending March 31, 2008 and March 31, 2007, respectively. The segment incurred losses of $257,000 and $249,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. At March 31, 2008, the significant assets of the China Segment included (i) fixed assets of $332,000, (ii) inventory of $53,000 and (iii) cash, receivables and other current assets totaling $49,000. The significant liabilities of the segment included long-term debt of $850,000, current debt of $607,000 and trade payables and accrued expenses of $219,000. The Company presently expects to dispose of the segment’s assets prior to December 31, 2008. The Company expects to (i) be relieved of all existing indebtedness and (ii) to pay its share of the other existing liabilities of the segment prior to December 31, 2008.

(4) Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.75279508 shares on March 31, 2008 (total of 299,336 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional stock options are granted at an exercise, conversion or grant price below $1.39753092 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5) Loss Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Included in the weighted average number of common shares outstanding are the shares that were issued during the current quarter according to the terms of the 2005 DSC Plan. The shares in the 2005 DSC Plan are considered common stock equivalents because the covered individuals may resign their positions at will which would also terminate their participation in the DSC Plan resulting in the issuance of the shares. In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2007 computation except for 23,765 shares which were distributed in June of 2007 and 42,370 shares which were distributed in July of 2007 and from the 2008 computation except for 66,135 shares which were distributed in January of 2008. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 349,273 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2009 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three-month period ended March 31, 2007 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Basic EPS:
Weighted average of common shares outstanding	5,795,265	5,591,580
Weighted average shares in deferred stock compensation plans treated as common stock equivalents	366,431	224,915

	6,161,696	5,816,495
Diluted EPS:
Weighted average of common shares outstanding	5,795,265	5,591,580
Weighted average shares in deferred stock compensation plans treated as common stock equivalents	366,431	224,915
Convertible Preferred Shares considered to be common stock equivalents	299,336	-
Warrants issued in connection with debt offerings treated as common stock equivalents	467,240	-

	6,928,272	5,816,495

(6) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a provision of $54,000 for federal alternative minimum tax for the three-month period ended March 31, 2008 and no provision for income taxes for the three-month period ended March 31, 2007.

At March 31, 2008, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2008	$ 20,000
Federal regular tax operating loss carryforwards	2021-2027	$ 4,500
Tax depletion carryforward	Indefinite	$ 3,000

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first three months of 2008 and 2007. The segments are Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

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

General corporate assets and expenses are not allocated (except for $15,000 per month of “Other” expenses charged to the now discontinued China Segment beginning in December 2006) to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

		Carbon
Three months ended March 31, 2008	Coal	Dioxide	e-Commerce	Oil & Gas	Totals

Revenues from external customers	$ -	$ 345	$ 5	$ 28	$ 378
Segment profit (loss)	(139)	307	(26)	18	160
Segment assets	265	365	9	320	959

Three months ended March 31, 2007

Revenues from external customers	$ -	$ 296	$ 5	$ 17	$ 318
Segment profit (loss)	(162)	207	(22)	10	33
Segment assets	266	671	23	332	1,292

Reconciliation of total reportable segment earnings (loss) to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007

Total earnings (loss) for reportable segments	$ 160	$ 33
Net corporate earnings (costs) not allocated to segments	2,920	(356)
Total consolidated earnings (loss) from continuing operations before income taxes	$ 3,080	$ (323)

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

The following discussion focuses on material changes in our financial condition since December 31, 2007 and results of operations for the quarter ended March 31, 2008, compared to the prior year first quarter. Such discussion should be read in conjunction with our financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2007 Form 10-K (the “Form 10-K”).

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

Our revenues from continuing operations have been on an uptrend, increasing in each of the last three fiscal years. Most of the increase was attributable to the CO2 Segment where the implementation of the McElmo Dome settlement agreement resulted in increased production and better pricing. There was a reversal of this trend in the first quarter of 2007. Our belief that this was a temporary aberration is supported by the fact that, despite the sale of 35% of our interest in the McElmo Dome field effective February 1 of 2008, CO2 revenues were 17% higher in the 2008 first quarter than they were a year ago, and segment operating profit increased 48%. The Oil & Gas Segment reflected improved results in the current quarter as prices were up sharply. Anticipated production increases from the Pinnacle Plant in the Coal Segment and from our China fertilizer plant failed to materialize due to (i) the deconsolidation of Beard Pinnacle and (ii) the failure of the China plant to meet its targeted sales and production goals, which led to the decision to discontinue the China Segment at year-end 2007. The Coal Segment reflected a decreased operating loss in the first quarter of 2008 as a result of reduced operating expenses. The discontinued China Segment generated a $257,000 loss in the 2008 first quarter versus a $249,000 loss in the comparable 2007 period.

Material changes in financial condition - March 31, 2008 as compared with December 31, 2007.

The following table reflects changes in our financial condition during the periods indicated:

	March 31,	December 31,	Increase
	2008	2007	(Decrease)

Cash and cash equivalents	$ 1,026,000	$ 61,000	$ 965,000

Working capital	$ (1,350,000)	$ (3,159,000)	$ 1,809,000

Current ratio	0.56 to 1	0.28 to 1

During the first quarter of 2008, our working capital position improved by $1,809,000 from $(3,159,000) as of December 31, 2007. We sold 35% of our interest in the McElmo Dome CO2 field for $3,500,000 and borrowed $375,000 on our credit facility at our bank. We used $2,487,000 to pay down debt and accrued interest. Our CO2 Segment provided working capital of $307,000. We used $139,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $187,000 in connection with the fertilizer operations in our discontinued China Segment. Also, we used $31,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations. At March 31, 2008 we had $1,000,000 available on our reducing revolving credit line at the bank.

Our principal business is coal reclamation, and this is where management’s operating attention remains primarily focused. Although the outcome of the Pinnacle Project was disappointing, the outlook for the Coal Segment remains bright. The segment is actively pursuing multi-project financing for its future projects through two separate investment banking sources. However, there is no assurance that their efforts will be successful or that any meaningful cash flow will be available from this source prior to 2009.

As discussed in our 2007 Form 10-K, sales at our fertilizer manufacturing plant in China have developed more slowly than anticipated, and this has necessitated that both we and our 50% partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first quarter of 2008, we and our partner advanced a total of US$49,000 in order to support such operations. Any additional advances in 2008 by the Company after the date of this report should not exceed $5,000.

We believe that our existing $1,000,000 bank line of credit will provide sufficient working capital to sustain our activities until the cash flow from the coal recovery projects under development has increased enough to solve the problem. If the coal projects under development do not generate sufficient cash flow to cover the shortfall, then we must sell a portion of one of our investments in order to remedy our liquidity problem.

Material changes in results of operations - Quarter ended March 31, 2008 as compared with the Quarter ended March 31, 2007.

We recorded earnings of $2,768,000 for the first quarter of 2008 compared to a loss of $573,000 reported for the first quarter of 2007. the primary reason for the improvement in results is the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome CO2 field resulting in a gain of $3,344,000. The operating loss in the Coal Segment decreased by $25,000 to $139,000 for the first quarter of 2008. The operating profit in the CO2 Segment increased $100,000. The e-Commerce Segment incurred operating losses of $26,000 for the first quarter of 2008 compared to $22,000 in the first quarter of 2007. The Oil & Gas Segment recorded a profit of $18,000 for the first quarter of 2008 compared to $8,000 for the same period in 2007. The operating loss in Other activities for the first quarter of 2008 increased $37,000 to $207,000 compared to $170,000 for the same period in 2007. As a result, the operating loss for the current quarter decreased $94,000 to $47,000 versus $141,000 in the corresponding quarter of the prior year.

        Operating results of our primary operating Segments are reflected below:

	2008	2007
Operating profit (loss):
Coal reclamation	$ (139,000)	$ (164,000)
Carbon dioxide	307,000	207,000
e-Commerce	(26,000)	(22,000)
Oil & gas	18,000	8,000
Subtotal	$ 160,000	$ 29,000
Other	(207,000)	(170,000)
	$ (47,000)	$ (141,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities.

Coal reclamation

The segment recorded no revenues in the either the first quarter of 2008 or 2007. Operating costs decreased $24,000 to $137,000 for the first quarter of 2008 compared to $161,000 for the same period in 2007, primarily as the result of a decrease of $24,000 in labor costs due to a reduction of two salaried personnel. Additionally, the segment incurred $1,000 less in depreciation for the first quarter of 2008 compared to the first quarter in 2007.

Carbon dioxide

First quarter 2008 operations reflected an operating profit of $307,000 compared to $207,000 for the 2007 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $49,000 or 17% to $345,000 for the first three months of 2008 compared to $296,000 for the same period in 2007. The increase in revenue was primarily due to an increase in prices as we received approximately $0.41 more per Mcf in the first quarter of 2008 compared to the prior year quarter. In addition, 144 Mmcf were placed in storage in the 2008 first quarter compared to none in the first quarter of 2007.

e-Commerce

The e-Commerce Segment incurred an operating loss of $26,000 for the first quarter of 2008 versus an operating loss of $22,000 in the prior year quarter. The segment recorded revenues of $5,000 of royalty fee income for both first quarters of 2008 and 2007. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $3,000 more in SG&A costs in the 2008 first quarter than it did in the comparable 2007 quarter. An increase in legal expenses associated with the Visa litigation accounted for the increase.

Oil & Gas

The Oil & Gas Segment recorded $28,000 in revenues for the first quarter of 2008 compared to $17,000 for the same period in 2007. There were no significant changes in the production volumes when comparing the first quarter of 2008 to the first quarter in 2007. Prices, however, increased by an average of almost 34% from the first quarter of 2007 to the first quarter of 2008 resulting in an increase in revenue of $11,000. Operating costs totaled $7,000 and $5,000 for the first quarter of 2008 and 2007, respectively. As a result, the segment contributed $18,000 of operating profit for the first quarter of 2008 compared to $8,000 for the same period in the prior year.

Other activities

Other operations, consisting primarily of general and corporate activities, generated a $37,000 larger operating loss for the first quarter of 2008 as compared to the same period last year. The increased loss for the first quarter of 2008 compared to the same period in 2007 was primarily the result of increased professional fees, insurance costs and amortization of capitalized costs associated with the Company’s debt.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $30,000 to $183,000 from $153,000 in the 2007 first quarter. Professional fees and insurance costs increased $12,000 and $8,000, respectively, for the three months ended March 31, 2008 compared to the same period in 2007.

Depreciation, depletion and amortization expenses

Depreciation, depletion and amortization expenses (“DD&A”) decreased $1,000 for the first quarter of 2008 compared to the same period of 2007. The decrease was the net result of a decrease in depreciation expense associated primarily with equipment in the CO2 Segment offset by additional amortization of capitalized costs associated with the Company’s outstanding debt.

Other income and expenses

The other income and expenses for the first quarter of 2008 netted to earnings of $3,127,000 compared to a loss of $182,000 for the same period in 2007. Interest income was $1,000 for the first quarter of 2008 compared to $2,000 for the same period in 2007. Interest expense was $15,000 greater in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of the increase in debt to our local bank during the quarter ended March 31, 2008. Our equity in earnings of unconsolidated affiliates reflected net income of $1,000 for the first quarter of 2008 compared to none for the same period in 2007. We realized a gain of $3,344,000 from the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome field compared to $2,000 from the sale of other assets during the first quarter of 2007.

Income taxes

We recorded a provision of $54,000 for federal alternative minimum taxes for the first quarter of 2008 compared to none for the first quarter of 2007. The Company recorded no provision for state income taxes in either the first quarter of 2008 or 2007. We have not recorded any financial benefit attributable to its various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $258,000 from our discontinued operations for the first quarter of 2008 compared to $250,000 for the same period in 2007, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $257,000 for the first quarter of 2008 and $249,000 for the same period in 2007. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the first quarter of 2008 and 2007. As of March 31, 2008, assets of discontinued operations held for resale totaled $454,000 and liabilities of discontinued operations totaled $1,717,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2008, we had total debt of $7,932,000 which included $3,000 of accrued interest to a related party which was treated as a long-term obligation. The remaining $7,929,000 of debt, including $1,457,000 in the discontinued China Segment, had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At March 31, 2008, a 10% increase in market interest rates would have reduced the fair value of our debt by $92,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2008, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. We believe our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Material weakness in internal control – We have not made an assessment of internal controls over financial reporting at our China Segment, therefore, the design and operating effectiveness of those controls has not been determined. We believe operating results from the China Segment, for the three-month periods ended March 31, 2008 and March 31, 2007, to be material to the consolidated financial statements taken as a whole. Currently, there are no plans to remediate this material weakness as we intend to reduce our ownership interest in the China Segment to a level immaterial to the ongoing operations of the Company.

PART II.	OTHER INFORMATION.

Item 1. Legal Proceedings.

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

From May through October 2004, the Plaintiffs and Defendants submitted numerous filings related to interpretation of the terms and phrases set out in the VIMachine Patent claims. A hearing regarding patent claim construction (a “Markman hearing”) was held in October of 2004, allowing both parties to present oral arguments before the Court regarding the claim construction issues. On January 4, 2005, Magistrate Judge Sanderson filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. Judge Sanderson found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties pursued modifications of the Magistrate’s recommendations in the form of an appeal to District Judge Lindsey.

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

The parties mediated in January 2008. A settlement was reached, and starpay.com views the settlement as acceptable. However, questions are outstanding regarding the enforceability of the settlement agreement in view of objections of starpay.com’s litigation partner to the terms thereof. Motions are currently being filed to address the issues presented by the dispute surrounding the settlement agreement. It is anticipated that the settlement will either be enforced in the near term, or will be invalidated and the litigation will continue.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Default upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Effective as of February 15, 2008, the Company and PinnOak terminated the last agreements governing the Pinnacle Project in West Virginia, and the Company ceased to be the contract operator of the coal project.

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
10.1

Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company (“Beard Oil”) and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins (“Wiggins”) and Ken Kamon (“Kamon”), as Buyer. (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.2

Representation, Lien Release and Indemnity Agreement dated March 25, 2008 by and among Registrant, Beard Oil, William M. Beard, Wiggins and Kamon. (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.3

Change in Terms Agreement dated March 25, 2008 by and between Registrant and First Fidelity Bank, N.A. (This Exhibit has been previously filed as Exhibit 99.4 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.4

Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008 by and among William M. Beard and Lu Beard, as Trustees of The William M. Beard and Lu Beard 1988 Charitable Unitrust (“Unitrust”), Boatright Family, L.L.C. (“Boatright”), McElmo Dome Nominee, LLC and Registrant. (This Exhibit has been previously filed as Exhibit 99.5 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.5

Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008 by and between the Unitrust and Registrant. (This Exhibit has been previously filed as Exhibit 99.6 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.6

Restated and Amended Letter Loan Agreement dated March 25, 2008 by and between the Unitrust and Registrant. (This Exhibit has been previously filed as Exhibit 99.7 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.7

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of March 25, 2008, by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado, for the benefit of FFB

31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1*	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certifications:
32.1*	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

___________________

* Filed herewith.

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

(Registrant) THE BEARD COMPANY

/s/Herb Mee, Jr.
(Date) May 20, 2008	Herb Mee, Jr., President and
Chief Financial Officer

(Date) May 20, 2008	/s/Jack A. Martine
Jack A. Martine, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.	Incorporated herein by reference.
3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.	Incorporated herein by reference
3.3	Registrant’s By-Laws as currently in effect.	Incorporated herein by reference
4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant.

Incorporated herein by reference
10.1

Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company (“Beard Oil”) and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins (“Wiggins”) and Ken Kamon (“Kamon”), as Buyer.

Incorporated herein by reference
10.2	Representation, Lien Release and Indemnity Agreement dated March 25, 2008 by and among Registrant, Beard Oil, William M. Beard, Wiggins and Kamon.	Incorporated herein by reference
10.3	Change in Terms Agreement dated March 25, 2008 by and between Registrant and First Fidelity Bank, N.A.	Incorporated herein by reference
10.4

Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008 by and among William M. Beard and Lu Beard, as Trustees of The William M. Beard and Lu Beard 1988 Charitable Unitrust (“Unitrust”), Boatright Family, L.L.C. (“Boatright”), McElmo Dome Nominee, LLC and Registrant.

Incorporated herein by reference
10.5	Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008 by and between the Unitrust and Registrant.	Incorporated herein by reference
10.6	Restated and Amended Letter Loan Agreement dated March 25, 2008 by and between the Unitrust and Registrant.	Incorporated herein by reference
10.7

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of March 25, 2008, by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado, for the benefit of FFB

Filed electronically herewith
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed electronically herewith
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed electronically herewith
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed electronically herewith
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed electronically herewith