Form 10-Q
period 2008-06-30
BEARD CO /OK
filed 2008-08-15
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2008.
Common Stock $.0006665 par value – 6,611,247

THE BEARD COMPANY

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

Balance Sheets – June 30, 2008 (Unaudited) and December 31, 2007

Statements of Operations - Three Months and Six Months ended June 30, 2008 and 2007 (Unaudited)

Statements of Shareholders’ Equity (Deficiency) - Year ended December 31, 2007 and Six Months ended June 30, 2008 (Unaudited)

Statements of Cash Flows - Six Months ended June 30, 2008 and 2007 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	.

Item 1A. Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$ 636,000	$ 61,000
Accounts receivable, less allowance for doubtful
receivables of $31,000 in 2008 and 2007	198,000	630,000
Prepaid expenses and other assets	7,000	7,000
Current maturities of notes receivable	-	35,000
Assets of discontinued operations held for resale	459,000	487,000
Total current assets	1,300,000	1,220,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	117,000	66,000

Property, plant and equipment, at cost	2,096,000	2,306,000
Less accumulated depreciation, depletion and amortization	1,356,000	1,445,000
Net property,plant and equipment	740,000	861,000

Intangible assets, at cost	518,000	518,000
Less accumulated amortization	424,000	381,000
Net intangible assets	94,000	137,000

	$ 2,301,000	$ 2,334,000

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 114,000	$ 53,000
Accrued expenses	620,000	440,000
Short-term debt	-	45,000
Short-term debt - related entities	-	158,000
Current maturities of long-term debt	254,000	1,672,000
Current maturities of long-term debt - related entities	315,000	360,000
Liabilities of discontinued operations held for resale	1,851,000	1,651,000
Total current liabilities	3,154,000	4,379,000

Long-term debt less current maturities	997,000	977,000

Long-term debt - related entities	4,811,000	6,012,000

Other long-term liabilities	144,000	151,000

Shareholders’ equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share;
15,000,000 authorized; 6,553,847 and 5,657,715 shares
issued and outstanding in 2008 and 2007, respectively	4,000	4,000
Capital in excess of par value	38,930,000	38,823,000
Accumulated deficit	(46,702,000)	(48,954,000)
Accumulated other comprehensive income	74,000	53,000
Total shareholders’ equity (deficiency)	(6,805,000)	(9,185,000)

Commitments and contingencies (note 7)
	$ 2,301,000	$ 2,334,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)
	For Three Months Ended		For Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Coal reclamation	$ 21,000	$ -	$ 21,000	$ -
Carbon dioxide	317,000	310,000	662,000	606,000
e-Commerce	-	-	5,000	5,000
Oil & gas	35,000	20,000	63,000	37,000
	373,000	330,000	751,000	648,000
Expenses:
Coal reclamation	133,000	115,000	270,000	276,000
Carbon dioxide	64,000	87,000	95,000	163,000
e-Commerce	38,000	31,000	69,000	58,000
Oil & gas	6,000	8,000	13,000	13,000
Selling, general and administrative	222,000	172,000	405,000	325,000
Depreciation, depletion & amortization	37,000	41,000	73,000	78,000
	500,000	454,000	925,000	913,000
Operating profit (loss):
Coal reclamation	(116,000)	(117,000)	(255,000)	(281,000)
Carbon dioxide	247,000	205,000	554,000	412,000
e-Commerce	(38,000)	(30,000)	(64,000)	(52,000)
Oil & gas	25,000	8,000	43,000	16,000
Other, primarily corporate	(245,000)	(190,000)	(452,000)	(360,000)
	(127,000)	(124,000)	(174,000)	(265,000)
Other income (expense):
Interest income	5,000	3,000	6,000	5,000
Interest expense	(181,000)	(212,000)	(403,000)	(419,000)
Equity in operations of unconsolidated affiliates	-	-	1,000	-
Gain (loss) on sale of assets	(5,000)	-	3,339,000	2,000
Other	(4,000)	-	(1,000)	21,000
Earnings (loss) from continuing operations
before income tax benefit (expense)	(312,000)	(333,000)	2,768,000	(656,000)
Income tax benefit (expense)	29,000	-	(25,000)	-
Earnings (loss) from continuing operations	(283,000)	(333,000)	2,743,000	(656,000)
Loss from discontinued operations	(233,000)	(278,000)	(491,000)	(528,000)
Net earnings (loss)	$ (516,000)	$ (611,000)	$ 2,252,000	$ (1,184,000)

Net earnings (loss) per average common share outstanding:
Basic:
Earnings (loss) from continuing operations	$(0.04)	$(0.05)	$0.44	$(0.11)
Loss from discontinued operations	(0.04)	(0.05)	(0.08)	(0.09)
Net earnings (loss)	$(0.08)	$(0.10)	$0.36	$(0.20)

Net earnings (loss) per average common share outstanding:
Diluted:
Earnings (loss) from continuing operations	$(0.04)	$(0.05)	$0.28	$(0.11)
Loss from discontinued operations	(0.04)	(0.05)	(0.05)	(0.09)
Net earnings (loss)	$(0.08)	$(0.10)	$0.23	$(0.20)

Weighted average common shares outstanding:
Basic	6,416,000	5,862,000	6,289,000	5,839,000
Diluted	6,416,000	5,862,000	9,655,000	5,839,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders’ Equity (Deficiency)

							Accumu-lated
							Other	Total
	Preferred		Common		Capital in		Compre-hensive	Common Shareholders’
	Shares	Stock	Shares	Stock	Excess of Par Value	Accumulated Deficit	Income (loss)	Equity (Deficiency)

Balance, December 31, 2006	27,838	$889,000	5,591,580	$4,000	$38,665,000	$(46,928,000)	$22,000	$(7,348,000)

Net loss	-	-	-	-	-	(2,026,000)	-	(2,026,000)
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	31,000	31,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,995,000)

Share-based compensation related to employee stock compensation	-	-	-	-	5,000	-	-	5,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	153,000	-	-	153,000

Issuance of shares pursuant to deferred compensation plan	-	-	66,135	-	-	-	-	-

Balance, December 31, 2007	27,838	889,000	5,657,715	4,000	38,823,000	(48,954,000)	53,000	(9,185,000)

Net earnings (unaudited)	-	-	-	-	-	2,252,000	-	2,252,000
Comprehensive income (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	21,000	21,000

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	2,273,000

Share-based compensation related to employee stock options (unaudited)	-	-	-	-	5,000	-	-	5,000

Issuance of stock for warrants exercised (unaudited)	-	-	430,000	-	78,000	-	-	78,000

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	24,000	-	-	24,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	466,132	-	-	-	-	-

Balance, June 30, 2008 (unaudited)	27,838	$889,000	6,553,847	$4,000	$38,930,000	$(46,702,000)	$74,000	$(6,805,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities:
Cash received from customers	$ 1,167,000	$ 662,000
Cash paid to suppliers and employees	(623,000)	(765,000)
Interest received	6,000	5,000
Interest paid	(1,035,000)	(192,000)
Operating cash flows of discontinued operations	(389,000)	(406,000)
Net cash used in operating activities	(874,000)	(696,000)

Investing activities:
Acquisition of property, plant and equipment	(20,000)	(263,000)
Acquisition of intangibles	-	(4,000)
Proceeds from sale of assets	3,500,000	21,000
Other	-	(1,000)
Net cash provided by (used in) investing activities	3,480,000	(247,000)

Financing activities:
Proceeds from term notes	375,000	1,285,000
Payments on line of credit and term notes	(1,802,000)	(463,000)
Proceeds from related party debt	-	130,000
Payments on related party debt	(840,000)	(330,000)
Capitalized costs associated with issuance of debt	-	(47,000)
Advance from related party for investment in fifty
percent-owned subsidiary in China	173,000	78,000
Advance to related party	(15,000)	(14,000)
Proceeds from exercise of warrants	78,000	-
Payments received on notes receivable	-	35,000
Other	-	2,000
Net cash provided by (used in) financing activities	(2,031,000)	676,000

Net increases (decreases) in cash and cash equivalents	575,000	(267,000)

Cash and cash equivalents at beginning of period	61,000	270,000

Cash and cash equivalents at end of period	$ 636,000	$ 3,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Used in Operating Activities:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Net earnings (loss)	$ 2,252,000	$(1,184,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	74,000	78,000
Depreciation, depletion and amortization on assets of
discontinuedoperations	25,000	19,000
Gain on sale of assets	(3,339,000)	(2,000)
Equity in operations of unconsolidated affiliates	1,000	-
Noncash compensation expense	29,000	72,000
Decrease in accounts receivable, prepaid expenses
and other current assets	469,000	42,000
Decrease in inventories	8,000	74,000
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	(393,000)	205,000
Net cash used in operating activities	$ (874,000)	$ (696,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

June 30, 2008 and 2007

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

The results of operations for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the “2005 Plan”) adopted in February 2005. There were 45,000 options granted under the 2005 Plan in the first quarter of 2005, however, on May 1, 2006, the Company cancelled the 2005 Plan and all the options under the 2005 Plan. Also, on May 1, 2006, the Company replaced the 2005 Plan with the 2006 Stock Option Plan (the “2006 Plan”). The Company granted 45,000 options under the 2006 Plan in replacement of the options that were cancelled under the 2005 Plan; 15,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	338.7%
Expected risk term (in years)	5.0
Risk-free interest rate	4.84%
Expected dividend yield	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2008 and 2007 was less than $5,000 and $2,000, respectively, and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of June 30, 2008, there were $57,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 7.83 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no material tax benefit was recorded for share based payment awards in the three- or six-month periods ended June 30, 2008 or 2007, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the six-month periods ended June 30, 2008 is presented below:

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2007:	30,000	$1.53	8.33	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Options outstanding at June 30, 2008	30,000	$1.53	7.83	-
Options exercisable at June 30, 2008	20,000	$1.53	7.83	-
Options vested and options expected to vest at June 30, 2008	30,000	$1.53	7.83	-

Reclassifications

Certain 2007 balances have been reclassified to conform to the 2008 presentation.

(2)	Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations increased in 2005 and 2006, but decreased in 2007 primarily as a result of sharp drops in both production and prices received in the Oil & Gas Segment. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. The Company commenced projects in both its Coal and China Segments in 2005. Both of these were projected to begin generating positive cash flow during the last half of 2006, but such projections were not attained. The Coal Segment did, however, reflect a slightly decreased operating loss in the first half of 2008, primarily as a result of an increase in revenue and small reductions in other costs. All efforts to make the China Segment profitable have been unsuccessful, and in December of 2007 the segment was discontinued. Meanwhile, the Company is continuing to pursue an arrangement to manufacture product for a Chinese fertilizer company. If this company elects to proceed, our partner will then take over the Company’s China fertilizer plant. The Company will retain a 2% interest in the partnership which owns the plant and be relieved of all of the existing debt. (See “Additional Details” below). Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in any of the subsequent years and will not make it profitable in 2008. The segment’s operating loss for the first six months of 2008 increased to $64,000 versus a $52,000 operating loss in the 2007 first six months, reflecting increased legal costs associated with the Visa litigation. Although the CO2 Segment sold 35% of its interest in the McElmo Dome field effective February 1, 2008, the segment’s operating profit increased 35% to $554,000 in the 2008 first six months compared to $412,000 in the 2008 first six months, primarily due to a $.46 per Mcf increase in the price received for our CO2 production in the current period. The segment reflected this improvement despite the fact that an additional 237 Mmcf of production was placed in long-term storage during the first half of 2008. The Oil & Gas Segment benefited from a 20% increase in production to the Company’s interest and a 49% increase in price; these two factors combined to increase the operating profit for the segment from $16,000 for the first half of 2007 to $43,000 for the same period in 2008.

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

The Company’s working capital position has improved significantly since December 31, 2007, when it was $(3,159,000), to $(1,854,000) at June 30, 2008---an improvement of $1,305,000. On March 26, 2008, the Company closed on the sale of 35% of its interest in the McElmo Dome CO2 Unit (consisting primarily of the 30% of the Company’s McElmo Dome production that had been committed to sell at the Company’s lowest prices) for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,478,000 to cash flow after legal costs. Because our interest in McElmo Dome served as the collateral for our primary lines of credit we entered into a new Change of Terms Agreement reducing the maximum available credit under the 2007 Facility from $1,500,000 to $1,000,000 while modifying the required monthly principal reduction from $75,000 per month beginning in March of 2008 to $50,000 per month beginning in April of 2008. The outstanding principal balance under the facility was reduced down to zero. In addition, the outstanding loan agreement and related promissory note with The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) was amended to reduce the outstanding principal balance of the loan from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010. The Company also entered into a Release, Subordination and Amended and Restated Nominee Agreement whereby the Unitrust loan will continue to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2007 Facility, and the Boatright note will continue to be subordinate to the 2007 Facility.

Additional Details

The Company’s principal business is coal reclamation, and this is where a significant amount of management’s operating attention has been focused. In 2005 the Coal Segment signed a contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”) for PinnOak Resources, LLC (“PinnOak”), the pond owner, which loaned more than $11,350,000, and an investor group (the “Group”) of PinnOak affiliates who provided $2,800,000 of equity in exchange for 50% ownership in the Pinnacle Project. In October of 2006 the Group elected to take control of the Project and the Company’s interest was reduced to 25%. At that point the limited liability company that owned the Project ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet. In May of 2007 the Company and the PinnOak parties agreed to terminate most of the agreements governing the Project. The Company gave up its remaining 25% interest in the Project while remaining as contract operator. As part of the agreement, the Company was relieved of the guaranty made by a Company subsidiary of loans made by PinnOak totaling more than $11,350,000 secured by the subsidiary’s 25% interest in the Project and the Company’s ownership percentage in the Project was reduced to zero. During the third quarter of 2007 PinnOak sold the Pinnacle Project to a company which then sold it in February of 2008 to a subsidiary of the Coal Segment’s principal competitor. The competitor then elected to terminate the Company as contract operator.

Due to cost over-runs of more than $3,000,000, the Group elected, effective October 1, 2006, to exercise their option to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company that owned the Pinnacle Project, and reduce the Company’s interest therein to 25%. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

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

In December of 2007 the Company made the decision to discontinue the China Segment. The Company advanced a total of $117,000 during 2007 to fund the plant’s operations. The Company made additional advances totaling $20,000 during the first quarter of 2008, and an additional $40,000 during the second quarter. By oral agreement with our partner, any further advances by the Company will be limited to 2% of the total requirements. It is estimated that the Company may need to make additional advances of up to $5,000 while the exploratory efforts are being concluded.

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

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three or six-month periods ended June 30, 2008 or June 30, 2007. The Company recorded $1,000 in losses for this segment for each of the six-month periods ended June 30, 2008 and June 30, 2007. As of June 30, 2008, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at June 30, 2008. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2008.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first six months of 2008 or 2007. The segment recorded losses of less than $200 for each of the first quarters of 2008 and 2007, respectively. Additional losses in the second quarters brought the total losses for each of the six-month periods of 2008 and 2007 up to $1,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2008. As of June 30, 2008, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2008.

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. Revenues for the segment were $15,000 and $53,000 for the three and six-month periods ending June 30, 2008, respectively and $87,000 and $116,000 for the three and six-month periods ending June 30, 2007, respectively. The segment incurred losses of $232,000 and $490,000 for the three and six-month periods ended June 30, 2008, respectively, compared to losses of $277,000 and $527,000 for the three and six-month periods ended June 30, 2007, respectively. At June 30, 2008, the significant assets of the China Segment included (i) fixed assets of $319,000, (ii) inventory of $81,000 and (iii) cash, receivables and other current assets totaling $39,000. The significant liabilities of the segment included long-term debt of $850,000, current debt of $750,000 and trade payables and accrued expenses of $210,000. The Company presently expects to dispose of the segment’s assets prior to December 31, 2008. The Company expects to (i) be relieved of all existing indebtedness and (ii) to pay its share of the other existing liabilities of the segment prior to December 31, 2008.

(4)	Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.66912983 shares on June 30, 2008 (total of 297,007 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below 1.38665703 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

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

Diluted loss per share from continuing operations in the statements of operations for the three- and six-month periods ended June 30, 2007 and for the three-month period ended June 30, 2008 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Basic EPS:
Weighted average common shares outstanding	6,415,770	5,802,187	6,105,517	5,776,417
Shares in deferred stock compensation plans treated as common stock equivalents	-	59,476	183,216	62,787
	6,415,770	5,861,663	6,288,733	5,839,204
Diluted EPS:
Weighted average common shares outstanding	6,415,770	5,802,187	6,105,517	5,776,417
Shares in deferred stock compensation plans treated as common stock equivalents	-	59,476	183,216	62,787
Convertible debt amounts considered to be common stock equivalents	-	-	2,909,042	-
Convertible Preferred Shares considered to be common stock equivalents	-	-	297,007	-
Employee stock options considered to be common stock equivalents	-	-	20,000	-
Warrants issued in connection with debt offerings treated as common stock equivalents	-	-	140,109	-
	6,415,770	5,861,663	9,654,891	5,839,204

The assumed conversion of debt into 2,909,042 shares of common stock for the earnings per share calculation for the six-month period ending June 30, 2008 would result in the restoration of $49,000 in 2008 interest expense associated with the convertible debt to the numerator of the earnings per share calculation as prescribed by SFAS No. 128. This increase in earnings increases the earnings per share for continuing operations for the six months ended June 30, 2008 for the basic and diluted earnings per share calculations to $0.45 and $0.29, respectively and the net earnings per share to $0.37 and $0.24, respectively.

(6)	Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company’s net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company’s utilization of the future net deductible amounts. The Company recorded a provision of $25,000 for federal alternative minimum taxes for the six-month period ended June 30, 2008, a tax benefit of $29,000 for the three-month period ending June 30, 2008 and no provisions for income taxes for either of the three- or six-month periods ended June 30, 2007.

At June 30, 2008, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount

Federal regular tax operating loss carryforwards	2008	$ 20,500
Federal regular tax operating loss carryforwards	2021-2027	$ 4,500
Tax depletion carryforward	Indefinite	$ 3,000

(7)	Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8)	Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first half of 2008 and 2007. The segments are Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

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

		Carbon
	Coal	Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended June 30, 2008
Revenues from external customers	$ 21	$ 317	$ -	$ 35	$ 373
Segment profit (loss)	(116)	247	(38)	25	118

Three months ended June 30, 2007
Revenues from external customers	$ -	$ 310	$ -	$ 20	$ 330
Segment profit (loss)	(117)	205	(30)	8	66

Six months ended June 30, 2008
Revenues from external customers	$ 21	$ 662	$ 5	$ 63	$ 751
Segment profit (loss)	(255)	554	(64)	43	278
Segment assets	303	387	4	320	1,014

Six months ended June 30, 2007
Revenues from external customers	$ -	$ 606	$ 5	$ 37	$ 648
Segment profit (loss)	(279)	412	(52)	18	99
Segment assets	232	840	18	323	1,413

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total earnings for reportable segments	$118	$66	$278	$99
Net corporate earnings (expenses) not allocated to segments	(430)	(399)	2,490	(755)
Total consolidated earnings (loss) for continuing operations before income taxes	$(312)	$(333)	$2,768	$(656)

(9)	Subsequent Events

On July 10, 2008, one of the Company’s 2003 warrant holders exercised his 2003 warrants to purchase 10,000 shares at $.242365 per share of the Company’s common stock. On that same date three of the Company’s officers (excluding the CEO and CFO) and two other employees were given bonuses in the form of awards of restricted stock totaling an aggregate of 24,900 shares. On August 13, 2008, one of the Company’s 2002 warrant holders exercised his 2002 warrants to purchase 22,500 shares at $.3570475 per share of the Company’s common stock. As a result of the issuance of this restricted stock and the exercise of these 32,500 shares, the Company’s total outstanding common shares increased to 6,611,247.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion focuses on material changes in our financial condition since December 31, 2007 and results of operations for the quarter ended June 30, 2008, compared to the prior year second quarter and the six months ended June 30,

2008 compared to the prior year six months. Such discussion should be read in conjunction with the Company’s financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year’s results of operations, liquidity and capital resources as contained in our 2007 Form 10-K.

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

Our revenues from continuing operations have been on an uptrend, increasing in each of the three fiscal years ended in 2006. Most of the increase was attributable to the CO2 Segment where the implementation of the McElmo Dome settlement agreement resulted in increased production and better pricing. There was a reversal of this trend in 2007. Our belief that this was a temporary aberration is supported by the fact that, despite the sale of 35% of our interest in the McElmo Dome field effective February 1 of 2008, CO2 revenues were 10% higher in the first six months of 2008 than they were a year ago, and segment operating profit increased 36%. The Oil & Gas Segment reflected improved results in the current six months as prices were up sharply. Anticipated production increases from the Pinnacle Plant in the Coal Segment and from our China fertilizer plant failed to materialize due to (i) the deconsolidation of Beard Pinnacle and (ii) the failure of the China plant to meet its targeted sales and production goals, which led to the decision to discontinue the China Segment at year-end 2007. The Coal Segment reflected a decreased operating loss in the first half of 2008 as a result of an increase in revenue partially offset by reduced operating expenses. The discontinued China Segment generated a $490,000 loss in the first six months of 2008 versus a $527,000 loss in the comparable 2007 period.

Material changes in financial condition – June 30, 2008 as compared with December 31, 2007.

The following table reflects changes in the Company’s financial condition during the periods indicated:

	June 30,	December 31,	Increase
	2008	2007	(Decrease)

Cash and cash equivalents	$ 636,000	$ 61,000	$ 575,000

Working capital	$(1,854,000)	$(3,159,000)	$1,305,000

Current ratio	0.41 to 1	0.28 to 1

During the first half of 2008, our working capital position improved by $1,305,000 from $(3,159,000) as of December 31, 2007. We sold 35% of our interest in the McElmo Dome CO2 field for $3,500,000 and borrowed $375,000 on our credit facility at our bank. We used $2,642,000 to pay down debt and accrued interest. Our CO2 Segment provided working capital of $554,000. We used $255,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $389,000 in connection with the fertilizer operations in our discontinued China Segment. Also, we used $64,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations. At June 30, 2008 we had $850,000 available on our reducing revolving credit line at the bank.

Our principal business is coal reclamation, and management continues to focus a significant portion of its attention to this area. Although the outcome of the Pinnacle Project was disappointing, the outlook for the Coal Segment remains bright. The segment is actively pursuing multi-project financing for its future projects through two separate investment banking sources. However, there is no assurance that their efforts will be successful or that any meaningful cash flow will be available from this source prior to 2009.

Our fertilizer manufacturing plant in China has failed to develop sales in commercial quantities, and this has necessitated that both we and our partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first half of 2008, we and our partner advanced a total of US$232,000 in order to support such operations. Any additional advances in 2008 by the Company after the date of this report should not exceed $5,000.

We believe that our existing bank line of credit will provide sufficient working capital to sustain our activities until the cash flow from the coal recovery projects or other projects under development has increased enough to solve the problem. We also believe that, in view of improved CO2 pricing, we will be able to demonstrate sufficient reserves at McElmo Dome so that our bank will be willing to renew our credit facility beyond its present year-end maturity. If our projects under development do not generate sufficient cash flow or collateral value to cover the shortfall, or if the bank is unwilling to extend our loan facility on reasonable terms, then we must sell a portion of one of our investments in order to remedy our liquidity problem.

Material changes in results of operations - Quarter ended June 30, 2008 as compared with the Quarter ended June 30, 2007.

The net loss for the second quarter of 2008 was $516,000 compared to $611,000 for the 2007 second quarter. Continuing operations posted a net loss of $283,000 compared to $333,000 for the same period in 2007. In addition, our discontinued operations had losses totaling $233,000 for the second quarter of 2008 compared to $278,000 for the second quarter of 2007.

The Coal Segment had revenues of $21,000 for the second quarter of 2008 compared to less than $1,000 in the second quarter of 2007. The segment’s operating loss for the second quarter of 2008 was $116,000 compared to $117,000 for the same period in 2007 with the increase in revenue offset by increased operating and SG&A expenses. The operating profit in the CO2 Segment increased $42,000 to $247,000 compared to $205,000 a year earlier. The e-Commerce Segment incurred operating losses of $38,000 for the second quarter of 2008 compared to $30,000 in the second quarter of 2007. The Oil & Gas Segment’s operating profit increased $17,000 to $25,000 for the second quarter of 2008 compared to $8,000 for the same period in 2007. The operating loss in Other activities for the second quarter of 2008 increased $55,000 compared to the same period in 2007. As a result, the operating loss for the current quarter increased $3,000 to $127,000 versus $124,000 in the corresponding quarter of the prior year.

Operating results of our primary operating Segments are reflected below:

	2008	2007
Operating profit (loss):
Coal reclamation	$ (116,000)	$ (117,000)
Carbon dioxide	247,000	205,000
e-Commerce	(38,000)	(30,000)
Oil & gas	25,000	8,000
Subtotal	118,000	66,000
Other	(245,000)	(190,000)
Total	$ (127,000)	$ (124,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded revenues of $21,000 for the second quarter of 2008 compared to revenues of less than $1,000 for the same period in 2007 as a result of performing more consulting and coring jobs in the 2008 period. Operating costs increased $18,000 to $133,000 for the second quarter of 2008 compared to $115,000 for the same period in 2007. Increased administrative costs associated with research into new projects accounted for $16,000 of the change.

Carbon dioxide

Second quarter 2008 operations reflected an operating profit of $247,000 compared to $205,000 for the 2007 second quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment increased $7,000 to $317,000 for the second quarter of 2007 compared to $310,000 for the same period in 2007. The increase in revenue for the current quarter was due primarily to increased pricing as we received an average of $1.23 per mcf sold in the 2008 quarter versus $0.72 per mcf in the year earlier quarter. Additionally, lifting costs for the second quarter of 2008 decreased to $64,000 compared to $87,000 for the same period in 2007 and was attributable to decreased accruals for severance taxes for the current period.

e-Commerce

The e-Commerce Segment incurred an operating loss of $38,000 for the second quarter of 2008 versus an operating loss of $31,000 in the prior year quarter. The segment received $5,000 of revenues in each of the first quarters of 2007 and 2008. The provision for an annual license fee in the segment’s patent license agreement terminated in 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The increase in the operating loss is attributable to increased legal fees associated with the Visa litigation.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in 12 wells located in Wyoming which began production in 2005. The segment recorded $35,000 in revenues for the second quarter of 2008 compared to $20,000 for the same period in 2007. Operating costs totaled $6,000 and $8,000 for the second quarters of 2008 and 2007, respectively. The weighted average price received by the segment for its production increased by 73% for the second quarter of 2008 compared to the same period in 2007 and this was accompanied by a 37% increase in production when comparing the same periods. As a result, the segment contributed $25,000 of operating profit for the second quarter of 2008 compared to $8,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $245,000 for the second quarter of 2008 compared to $190,000 for the same period of 2007. This $55,000 increase in operating losses was due to increases in compensation and insurance expenses and in legal and accounting fees.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $50,000 to $222,000 compared to $172,000 for the second quarter of 2007. The primary reasons for the increase were additional compensation, insurance and legal and accounting fees.

Depreciation, depletion and amortization expenses

DD&A expense for the second quarter of 2008 decreased $4,000 to $37,000 compared to $41,000 for the same period in 2007. The decrease was due primarily to lower depreciation expenses as a result of the sale of 35% of our interest in the equipment in McElmo Dome partially offset by an increase in amortization expense associated with capitalized costs related to our credit line with a local bank.

Other income and expenses

The other income and expenses for the second quarter of 2008 netted to a loss of $185,000 compared to a loss of $209,000 for the second quarter of 2007. Interest income was up $2,000 for the second quarter of 2008 versus the same period in 2007. Interest expense was $31,000 lower primarily as a result of the receipt of the funds from the sale of 35% of our interest in McElmo Dome allowed us to pay down some of our outstanding debt in February of 2008. There was a $5,000 adjustment to the expenses associated with the McElmo Dome sale in 2008 with no comparable amount in the second quarter of 2007.

Income taxes

We recorded a benefit for federal alternative minimum taxes of $29,000 for the second quarter of 2008 compared to no provision for income taxes in either the second quarter of 2007. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $233,000 from our discontinued operations for the second quarter of 2008 compared to $278,000 for the same period in 2007, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $232,000 for the second quarter of 2008 and $277,000 for the same period in 2007. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the second quarters of 2008 and 2007. As of June 30, 2008, assets of discontinued operations held for resale totaled $459,000 and liabilities of discontinued operations totaled $1,851,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Material changes in results of operations - Six months ended June 30, 2008 as compared with the Six months ended June 30, 2007.

We recorded earnings of $2,252,000 for the first six months of 2008 compared to a loss of $1,184,000 for the first half of 2007. Continuing operations reflected earnings of $2,743,000 for the first six months of 2008 compared to losses of $656,000 for the same period in 2007. The primary reason for the $3,436,000 improvement was the $3,339,000 gain we recognized on the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome field. In addition, we had losses from discontinued operations of $491,000 for the first half of 2008 compared to losses of $528,000 from such operations for the same period in 2007.

Operating results of the Company’s primary operating segments are reflected below:

	2008	2007
Operating profit (loss):
Coal reclamation	$ (255,000)	$ (281,000)
Carbon dioxide	554,000	412,000
e-Commerce	(64,000)	(52,000)
Oil & gas	43,000	16,000
Subtotal	278,000	95,000
Other	(452,000)	(360,000)
Total	$ (174,000)	$ (265,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

Revenues were $21,000 for the first half of 2008 compared to less than $1,000 for the first six months of 2007 as the result of more consulting and coring jobs in the year 2008. Operating costs decreased by $6,000 to $270,000 for the first six months of 2008 compared to $276,000 for the same period in 2007. Labor costs decreased $21,000 for the second quarter of 2008 compared to the same period in 2007. This reduction was offset by $17,000 in other administrative costs. As a result, the operating loss for the first six months of 2008 decreased $26,000 to $255,000 compared to $281,000 in the first six months of 2007.

Carbon dioxide

Operations for the first six months of 2008 resulted in an operating profit of $554,000 compared to $412,000 of operating profits for the 2007 first half. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues increased $56,000 or 9% to $662,000 for the first six months of 2008 compared to $606,000 for the same period in 2007. We recorded $68,000 less in operating costs associated with our properties in the first half of 2008 compared to the same period in 2007. The decrease in operating costs was attributable primarily to a reduction in severance taxes. Production volumes for the Company’s interest in the McElmo Dome field were reduced 167 Mcf for the first six months of 2008 compared to the same period in 2007 as 237 Mmcf were placed in storage. The increase in revenue for the current six months was due principally to an increase in pricing for the product. We received an average of $1.11 per mcf sold in the first six months of 2008 versus $0.65 per mcf in the year earlier period.

e-Commerce

The e-Commerce Segment incurred an operating loss of $64,000 for the first half of 2008 versus an operating loss of $52,000 in the prior year period. The segment recorded revenues of $5,000 of royalty fee income in the first half of 2007 and the same amount for the first six months of 2008. The provision for an annual license fee in the segment’s patent license agreement terminated in 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. A $14,000 increase in legal fees associated with the Visa litigation accounted for the increase in the losses when comparing the first half of 2008 to the same period in 2007. Net reductions, none of which were individually significant, of $2,000 in other expense categories accounted for the balance of the difference in losses when comparing the two periods.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $63,000 in revenues for the first half of 2008 compared to $37,000 for the same period in 2007. Operating costs totaled $13,000 for both the first six months of 2007 and 2008, respectively. The weighted average price received by the segment for its production increased by 49% for the first six months of 2008 compared to the same period in 2007 and this was accompanied by a 20% increase in production when comparing the same periods. As a result, the segment contributed $43,000 of operating profit for the first half of 2008 compared to $16,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated losses of $452,000 for the first six months of 2008 compared to $360,000 for the first half of 2007. The $92,000 increase in operating losses was due primarily to increased compensation, insurance and legal and accounting fees along with increased amortization expenses.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first half of 2008 increased $80,000 to $405,000 from $325,000 for the 2007 six months. The primary reasons for the increase are increased compensation, insurance and legal and accounting fees along with additional amortization expenses associated with capitalized costs relating to our debt.

Depreciation, depletion and amortization expenses

DD&A expense decreased $5,000 from $78,000 for the six months ended June 30, 2007 to $73,000 for the same period in 2008. The decrease was primarily the result of reduced depreciation in the CO2 Segment due to the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome field.

Other income and expense

The other income and expense for the first six months of 2008 netted to earnings of $2,942,000 compared to a loss of $391,000 for the same period in 2007. Interest income increased to $6,000 for the first half of 2008 compared to $5,000 for the first six months of 2007. Interest expense for the first six months of 2008 was $403,000 compared to $419,000 for the same period in 2007. Receipt of the funds from the sale of 35% of our interest in McElmo Dome allowed us to pay down some of our outstanding debt in February of 2008. The lower principal balances enabled us to reduce interest expense $16,000, accounting for the decrease. The sale resulted in a gain on sale of assets totaling $3,339,000 for the first six months of 2008 compared to a gain of $2,000 for the same period in 2007. Our equity in earnings of unconsolidated affiliates reflected net income of $1,000 for the first half of 2008 compared to none for the same period in 2007. Finally, in the first half of 2007, we recovered $20,000 in proceeds associated with a note receivable that had been written off in prior years. There was no such recovery in the first half of 2008.

Income taxes

We recorded a provision of $25,000 for federal alternative minimum taxes for the first half of 2008 compared to none for the first half of 2007. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $491,000 from our discontinued operations for the first half of 2008 compared to $528,000 for the same period in 2007, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $490,000 for the first half of 2008 and $527,000 for the same period in 2007. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the first half of 2008 and 2007. As of June 30, 2008, assets of discontinued operations held for resale totaled $459,000 and liabilities of discontinued operations totaled $1,851,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2008, we had total debt of $7,977,000. This debt, including $1,600,000 in the discontinued China Segment, had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At June 30, 2008, a 10% increase in market interest rates would have reduced the fair value of our debt by $92,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2008, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. We believe our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Material weakness in internal control – We have not made an assessment of internal controls over financial reporting at our China Segment, therefore, the design and operating effectiveness of those controls has not been determined. We believe operating results from the China Segment, for the three- and six-month periods ended June 30, 2008 and June 30, 2007, to be material to the consolidated financial statements taken as a whole. Currently, there are no plans to remediate this material weakness as we intend to reduce our ownership interest in the China Segment to a level immaterial to the ongoing operations of the Company.

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

The parties mediated in January 2008. A settlement was reached, and starpay.com views the settlement as acceptable. However, questions are outstanding regarding the enforceability of the settlement agreement in view of objections of starpay.com’s litigation partner to the terms thereof. Motions are currently being filed to address the issues presented by the dispute surrounding the settlement agreement. It is anticipated that the settlement will either be enforced in the near term, or it will be invalidated and the litigation will continue.

Item 1A. Risk Factors.

Only the Risk Factors enumerated below have changed since the Form 10-K:

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency increased to ($6,805,000) at June 30, 2008, and will continue to increase until we are able to achieve profitability in our Coal Segment or in our other activities. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in the Coal Segment or in our other activities this year. If a turnaround is not successful or is only partially successful, we will need to sell some of our assets or pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to sell such assets or obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of June 30, 2008, we had $7,977,000 of total debt outstanding. While only $567,000 of the total debt is due to be repaid in 2008, another $3,584,000 of the total currently outstanding is due to be repaid by December 31, 2009. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have nine firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. At June 30, 2008, 55.9% of our 6,553,847 outstanding shares were held by management and another 7.1% was held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 297,000 shares, presently exercisable warrants and options totaling 160,000 shares, notes convertible into 3,413,000 shares at June 30, 2008 and a total of 349,000 shares at June 30, 2008 in a DSC Plan scheduled for distribution in 2009 and future years.

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
4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant. (This Exhibit has been previously filed as Exhibit 3(c) to Amendment No. 2, filed on September 17, 1993 to Registrant’s Registration Statement on Form S-4, File No. 33-66598, and same is incorporated herein by reference).

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

(Registrant) THE BEARD COMPANY

(Date) August 15, 2008	/s/ Herb Mee, Jr.
Herb Mee, Jr., President and Chief Financial Officer

(Date) August 15, 2008	/s/ Jack A. Martine
Controller and Chief Accounting Officer

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference
3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorporated herein by reference
3.3	Registrant’s By-Laws as currently in effect	Incorporated herein by reference
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