Form 10-Q
period 2008-09-30
BEARD CO /OK
filed 2008-11-19
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12396

THE BEARD COMPANY

(Exact name of registrant as specified in its charter)

Oklahoma	73-0970298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Harvey Parkway

301 N.W. 63rd, Suite 400

Oklahoma City, Oklahoma              73116

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2008.

Common Stock $.0006665 par value – 9,376,017

Page 1 of 31 Pages

THE BEARD COMPANY

Page 2 of 31 Pages

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$ 43,000	$ 61,000
Accounts receivable, less allowance for doubtful
receivables of $31,000 in 2008 and 2007	404,000	630,000
Prepaid expenses and other assets	7,000	7,000
Current maturities of notes receivable	-	35,000
Assets of discontinued operations held for resale	543,000	487,000
Total current assets	997,000	1,220,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	78,000	66,000

Property, plant and equipment, at cost	2,124,000	2,306,000
Less accumulated depreciation, depletion and amortization	1,373,000	1,445,000
Net property, plantand equipment	751,000	861,000

Intangible assets, at cost	521,000	518,000
Less accumulated amortization	447,000	381,000
Net intangible assets	74,000	137,000

	$ 1,950,000	$ 2,334,000

LiabilitiesandShareholders'Equity(Deficiency)

Current liabilities:
Trade accounts payable	$ 107,000	$ 53,000
Accrued expenses	369,000	440,000
Short-term debt	150,000	45,000
Short-term debt - related entities	-	158,000
Current maturities of long-term debt	787,000	1,672,000
Current maturities of long-term debt - related entities	551,000	360,000
Liabilities of discontinued operations held for resale	2,096,000	1,651,000
Total current liabilities	4,060,000	4,379,000

Long-term debt less current maturities	22,000	977,000

Long-term debt - related entities	2,308,000	6,012,000

Other long-term liabilities	144,000	151,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;

Page 3 of 31 Pages

5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share;
15,000,000 authorized; 9,376,017 and 5,657,715 shares
issued and outstanding in 2008 and 2007, respectively	6,000	4,000
Capital in excess of par value	41,761,000	38,823,000
Accumulated deficit	(47,312,000)	(48,954,000)
Accumulated other comprehensive income	72,000	53,000
Total shareholders' equity (deficiency)	(4,584,000)	(9,185,000)

Commitments and contingencies (note 7)
	$ 1,950,000	$ 2,334,000

See accompanying notes to financial statements.

Page 4 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Coal reclamation	$ 1,000	$ -	$ 22,000	$ -
Carbon dioxide	340,000	401,000	1,002,000	1,007,000
e-Commerce	-	-	5,000	5,000
Oil & gas	35,000	14,000	98,000	51,000
	376,000	415,000	1,127,000	1,063,000
Expenses:
Coal reclamation	122,000	103,000	392,000	379,000
Carbon dioxide	55,000	105,000	150,000	268,000
e-Commerce	29,000	29,000	98,000	87,000
Oil & gas	14,000	4,000	27,000	17,000
Selling, general and administrative	274,000	195,000	679,000	520,000
Depreciation, depletion & amortization	38,000	50,000	111,000	128,000
	532,000	486,000	1,457,000	1,399,000
Operating profit (loss):
Coal reclamation	(124,000)	(105,000)	(379,000)	(386,000)
Carbon dioxide	278,000	279,000	832,000	691,000
e-Commerce	(30,000)	(30,000)	(94,000)	(82,000)
Oil & gas	17,000	7,000	60,000	23,000
Other, primarily corporate	(297,000)	(222,000)	(749,000)	(582,000)
	(156,000)	(71,000)	(330,000)	(336,000)
Other income (expense):
Interest income	2,000	2,000	8,000	7,000
Interest expense	(169,000)	(238,000)	(572,000)	(657,000)
Equity in operations of unconsolidated affiliates	(55,000)	-	(54,000)	-
Gain on sale of assets	(1,000)	-	3,338,000	2,000
Other	1,000	98,000	-	119,000

Earnings (loss) from continuing operations
before income taxes	(378,000)	(209,000)	2,390,000	(865,000)
Income tax benefit (expense)	-	1,000	(25,000)	1,000

Earnings (loss) from continuing operations	(378,000)	(208,000)	2,365,000	(864,000)

Discontinued operations:
Loss from discontinued operations	(232,000)	(238,000)	(723,000)	(766,000)
Loss from discontinued operations	(232,000)	(238,000)	(723,000)	(766,000)
Net earnings (loss)	$ (610,000)	$ (446,000)	$ 1,642,000	$ (1,630,000)

Net earnings (loss) per average common share outstanding:
Basic:
Earnings (loss) from continuing operations	$(0.06)	$(0.04)	$0.36	$(0.15)
Loss from discontinued operations	(0.03)	(0.04)	(0.11)	(0.13)
Net earnings (loss)	$(0.09)	$(0.08)	$0.25	$(0.28)

Net earnings (loss) per average common share outstanding:
Diluted:
Earnings (loss) from continuing operations	$(0.06)	$(0.04)	$0.23	$(0.15)
Loss from discontinued operations	(0.03)	(0.04)	(0.07)	(0.13)
Net earnings (loss)	$(0.09)	$(0.08)	$0.16	$(0.28)

Page 5 of 31 Pages

Weighted average common shares outstanding -
Basic	7,019,000	5,925,000	6,534,000	5,868,000
Diluted	7,019,000	5,925,000	10,442,000	5,868,000

See accompanying notes to financial statements.

Page 6 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

					Capital in Excess of Par Value	Accumulated Deficit	Accumu-lated Other Compre-hensive Income (loss)	Total Common Shareholders' Equity (Deficiency)

	Preferred		Common
	Shares	Stock	Shares	Stock

Balance, December 31, 2006	27,838	$889,000	5,591,580	$4,000	$38,665,000	$(46,928,000)	$22,000	$(7,348,000)

Net loss	-	-	-	-	-	(2,026,000)	-	(2,026,000)
Comprehensive income:

Foreign currency translation adjustment	-	-	-	-	-	-	31,000	31,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,995,000)

Share-based compensation related to employee stock compensation	-	-	-	-	5,000	-	-	5,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	153,000	-	-	153,000

Issuance of shares pursuant to deferred compensation plan	-	-	66,135	-	-	-	-	-

Balance, December 31, 2007	27,838	889,000	5,657,715	4,000	38,823,000	(48,954,000)	53,000	(9,185,000)

Net earnings (unaudited)	-	-	-	-	-	1,642,000	-	1,642,000
Comprehensive income (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	19,000	19,000

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	1,661,000

Share-based compensation related to employee stock options and bonuses (unaudited)	-	-	24,900	-	63,000	-	-	63,000

Issuance of stock for warrants exercised (unaudited)	-	-	463,648	-	89,000	-	-	89,000

Issuance of stock for debt conversions (unaudited)	-	-	2,763,622	2,000	2,762,000	-	-	2,764,000

Reservation of shares pursuant to deferred compensation plan (unaudited)	-	-	-	-	24,000	-	-	24,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	466,132	-	-	-	-	-

Balance, September 30, 2008 (unaudited)	27,838	$889,000	9,376,017	$6,000	$41,761,000	$(47,312,000)	$72,000	$(4,584,000)

See accompanying notes to financial statements.

Page 7 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Operating activities:
Cash received from customers	$ 1,339,000	$ 1,205,000
Cash paid to suppliers and employees	(1,164,000)	(1,294,000)
Interest received	8,000	7,000
Interest paid	(1,331,000)	(370,000)
Operating cash flows of discontinued operations	(653,000)	(486,000)
Net cash used in operating activities	(1,801,000)	(938,000)

Investing activities:
Acquisition of property, plant and equipment	(37,000)	(468,000)
Acquisition of intangibles	-	(9,000)
Proceeds from sale of assets	3,501,000	21,000
Other	(19,000)	(8,000)
Net cash provided by (used in) investing activities	3,445,000	(464,000)

Financing activities:
Proceeds from term notes	525,000	1,650,000
Payments on line of credit and term notes	(1,805,000)	(515,000)
Proceeds from related party debt	-	265,000
Payments on related party debt	(840,000)	(330,000)
Capitalized costs associated with issuance of subordinated debt	-	(47,000)
Proceeds from exercise of stock warrants	89,000	-
Advance from related party for investment in fifty
percent-owned subsidiary in China	384,000	106,000
Advance to related party	(15,000)	(19,000)
Payments received on notes receivable	-	35,000
Other	-	8,000
Net cash provided by (used in) financing activities	(1,662,000)	1,153,000

Net decrease in cash and cash equivalents	(18,000)	(249,000)

Cash and cash equivalents at beginning of period	61,000	270,000

Cash and cash equivalents at end of period	$ 43,000	$ 21,000

Continued

Page 8 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Used in Operating Activities

	For the Nine Months Ended September 30,
	2008	2007

Net earnings (loss)	$ 1,642,000	$ (1,630,000)
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Depreciation, depletion and amortization	111,000	128,000
Depreciation, depletion and amortization on assets of
discontinuedoperations	43,000	28,000
Gain on sale of assets	(3,338,000)	(2,000)
Equity in net losses of unconsolidated affiliates	54,000	-
Noncash compensation expense	123,000	108,000
Other	-	(1,000)
(Increase) decrease in accounts payable, prepaid expenses
and other current assets	159,000	(2,000)
Decrease in inventories	13,000	96,000
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	(608,000)	337,000
Net cash used in operating activities	$ (1,801,000)	$ (938,000)

Supplemental Schedule of Noncash Investing and Financing Activities:
Reduction of debt as a result of conversion
to common stock	$ 2,764,000	$ -

See accompanying notes to financial statements.

Page 9 of 31 Pages

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2008 and 2007

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

The results of operations for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the e-Commerce (“e-Commerce”) Segment, and (4) the Oil & Gas (“Oil & Gas”) Segment. The Company is also conducting minerals exploration and development through its Geohedral investment.

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

Page 10 of 31 Pages

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	264.71%
Expected risk term (in years)	5.0
Risk-free interest rate	4.84%
Expected dividend yield	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2008 and 2007 was less than $5,000 for each nine-month period, respectively, and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of September 30, 2008, there were $28,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 7.58 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no material tax benefit was recorded for share based payment awards in the three or nine-month periods ended September 30, 2008 or 2007, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the nine-month periods ended September 30, 2008 is presented below:

Page 11 of 31 Pages

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2007:	30,000	$1.53	8.33	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Options outstanding at September 30, 2008	30,000	$1.53	7.58	-
Options exercisable at September 30, 2008	20,000	$1.53	7.58	-
Options vested and options expected to vest at September 30, 2008	25,000	$1.53	7.58	-

Reclassifications

Certain 2007 balances have been reclassified to conform to the 2008 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations increased in 2005 and 2006, but decreased in 2007 primarily as a result of sharp drops in both production and prices received in the Oil & Gas Segment. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. The Company commenced projects in both its Coal and China Segments in 2005. Both of these were projected to begin generating positive cash flow during the last half of 2006, but such projections were not attained. The Coal Segment did, however, reflect a slightly decreased operating loss in the first nine months of 2008, primarily as a result of an increase in revenue and smaller increases in other costs. All efforts to make the China Segment profitable have been unsuccessful, and in December of 2007 the segment was discontinued. Meanwhile, the Company is continuing to pursue an arrangement to manufacture product for a Chinese fertilizer company. If this company elects to proceed, our partner will then take over the Company’s China fertilizer plant. The Company will retain a 2% interest in the partnership which owns the plant and be relieved of all of the existing debt. (See “Additional Details” below). Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in any of the subsequent years and will not make it profitable in 2008. The segment’s operating loss for the first nine months of 2008 increased to $94,000 versus a $82,000 operating loss in the 2007 first nine months, reflecting increased legal costs associated with the Visa litigation. Although the CO2 Segment sold 35% of its interest in the McElmo Dome field effective February 1, 2008, the segment’s operating profit increased 21% to $832,000 in the 2008 first nine months compared to $691,000 in the 2007 first nine months, primarily due to a $.49 per Mcf increase in the price received for our CO2 production in the current period. The segment reflected this improvement despite the fact that an additional 371 Mmcf of production was placed in long-term storage during the first three quarters of 2008. The Oil & Gas Segment benefited from a 27% increase in production to the Company’s interest and a 48% increase in price; these two factors combined to increase the operating profit for the segment from $23,000 for the first nine months of 2007 to $60,000 for the same period in 2008.

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

Page 12 of 31 Pages

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

The private placements resulted in additional dilution to the Company’s common equity. 72,240 warrants were issued in 2005 and 12,869 warrants were issued in 2007 in connection with two of the private debt placements and 1,014,000 Stock Units (including 40,000 Units in the 2008 first quarter) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $4,184,000 of convertible notes were also issued which are convertible into 3,506,000 shares of common stock. On May 9 and May 12, 2008, two of the Company’s 2004 warrant holders exercised their 2004 warrants to purchase 80,000 shares at $.14 per share and 200,000 shares at $.135 per share, respectively, of the Company’s common stock. On May 10, 2008, one of the Company’s 2002 warrant holders exercised its 2002 warrant to purchase 30,000 shares of common stock at $.3568165 per share. On July 9, 2008, one of the Company’s 2003 warrant holders exercised its 2003 warrant to purchase 10,000 shares of common stock for $.242365 per share. On July 10, 2008, certain officers and employees of the Company were given bonuses in the form of awards of restricted common stock totaling an aggregate of 24,900 shares. On August 12, 2008, one of the Company’s 2002 warrant holders exercised its 2002 warrant to purchase 22,500 shares of common stock for $.3570475 per share. On August 27, 2008, one of the Company’s 2007 warrant holders exercised its 2007 warrant to purchase 308 shares for $.80 per share. On September 25, 2008, one of the Company’s 2007 warrant holders exercised its 2007 warrant to purchase 840 shares of common stock for $.80 per share. Also during August and September, the Company elected, under the provisions of the existing loan agreements, to force convert its Series A and Series B 2008 Convertible Notes (collectively, the “2008 Notes”) and its 2010 Convertible Notes (the “2010 Notes”) into common stock of the Company at a conversion price of $1.00 per share. This resulted in the issuance of an additional 2,763,622 shares of the common stock. The resultant dilution greatly strengthened the Company’s balance sheet by eliminating $2,205,300 of long-term debt and $558,322 of short-term debt, while adding $2,763,622 to shareholders’ equity. (See complete details in Note (4) below). As a result of the issuance of these 3,132,170 shares, the Company’s total outstanding common shares increased to 9,376,017. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in 2005, 98,000 in 2006, 66,000 in 2007, and another 66,000 in the first quarter of 2008. In addition, 25,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures).

The Company’s working capital position has improved since December 31, 2007, when it was $(3,159,000), to $(3,063,000) at September 30, 2008---an improvement of $96,000. On March 26, 2008, the Company closed on the sale of 35% of its interest in the McElmo Dome CO2 Unit (consisting primarily of the 30% of the Company’s McElmo Dome production that had been committed to sell at the Company’s lowest prices) for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,478,000 to cash flow after legal costs. Because our interest in McElmo Dome served as the collateral for our primary lines of credit we entered into a new Change of Terms Agreement reducing the maximum available credit under the 2007 Facility from $1,500,000 to $1,000,000 while modifying the required monthly principal reduction from $75,000 per month beginning in March of 2008 to $50,000 per month beginning in April of 2008. The outstanding principal balance under the facility was reduced down to $150,000 at September 30, 2008. In addition, the outstanding loan agreement and related promissory note with The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) was amended to reduce the outstanding principal balance of the loan from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010. The Company also entered into a Release, Subordination and Amended and Restated Nominee Agreement whereby the Unitrust loan will continue to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2007 Facility, and the Boatright note will continue to be subordinate to the 2007 Facility.

The Company is in the final stage of negotiations with the bank to amend its present line of credit to increase the maximum available credit back to $1,000,000 and extend the maturity date from December 31, 2008 to June 30, 2009. Although we do not have a firm commitment from the bank, we have no reason to believe that the requested modifications will not be granted.

Significant Event

On September 25, 2008 the Company reported that it owns 23.16% of Geohedral LLC, which had just completed staking claims covering approximately 49,000 acres of Federal and State lands located near the town of Yakutat in southern

Page 13 of 31 Pages

Alaska. The claims encompass an area of more than 76 square miles that consist of black sand ridges which Geohedral estimates to contain probable reserves of 891 million metric tons of magnetite (iron ore) and 696 million metric tons of ilmenite (iron titanium oxide ore). The reserves estimated by Geohedral do not include potential below-ground reserves, which could appreciably enhance the potential value of the discovery. Beard is the largest owner of Geohedral.

The area was discovered by Dr. P. Jan Cannon who has spent more than 30 years working the area. Dr. Cannon is the second largest owner of Geohedral, which was formed in July of 2006. Staking of the claims has been financed by a group of investors, including several Beard affiliates, who contributed a total of $3,155,000 in May and June of this year for a 23.66% interest in the project. Geohedral is in the process of concluding a second round of financing to raise an additional $1,640,000 to finance the drilling of a number of core holes which will then be evaluated by an independent engineering firm in order to provide a third party estimate of the mineral reserves.

The discovery is considered to be particularly important due to the increase in commodity prices in recent years. Although the final reserves remain to be determined, with magnetite selling for up to $140 per metric ton and ilmenite selling for $90 or more per metric ton, the potential values of the claims staked by Geohedral could be substantial. In addition to the magnetite and ilmenite, tests and assays indicate the existence of meaningful quantities of rutile, garnets and precious metals, including gold, silver and platinum. (See Note (10) - Subsequent Events).

Announcement of the Alaskan discovery on September 25, 2008, coupled with the increased shares outstanding as a result of the forced conversions, has had a very positive effect on the liquidity of the Company’s common stock. On September 24, 2008 the Company had a Market Cap of $9,256,000. As of November 18, 2008, the Market Cap had increased to $33,754,000.

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

In December of 2007 the Company made the decision to discontinue the China Segment. The Company advanced a total of $117,000 during 2007 to fund the plant’s operations. The Company made additional advances totaling $20,000 during the first quarter of 2008, and an additional $40,000 during the second and third quarters. By oral agreement with our partner, any further advances by the Company will be limited to 2% of the total requirements. It is estimated that the Company may need to make additional advances of up to $5,000 while the exploratory efforts are being concluded.

The Company expects to generate cash of at least $50,000 from the disposition of the remaining assets from two of its discontinued segments, and expects to arrange short-term loans, if necessary, to satisfy its liquidity needs until the

Page 14 of 31 Pages

disposition of the China plant and the finalization of new production sales contracts at McElmo Dome have been concluded. The cash flow drain from the China Segment will have been almost entirely eliminated. The Coal Segment is expected to become self-sustaining by mid-year 2009.

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three or nine-month periods ended September 30, 2008 or September 30, 2007. The Company recorded $2,000 and $1,000 in losses for this segment for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively. As of September 30, 2008, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at September 30, 2008. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2008.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first nine months of 2008 or 2007. The segment recorded losses of less than $200 for each of the first quarters of 2008 and 2007, respectively. Additional losses in the second and third quarters resulted in total losses of less than $1,000 for each of the nine-month periods of 2008 and 2007. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2008. As of September 30, 2008, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2008.

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. Revenues for the segment were $2,000 and $55,000 for the three and nine-month periods ending September 30, 2008, respectively and $50,000 and $166,000 for the three and nine-month periods ending September 30, 2007, respectively. The segment incurred losses of $231,000 and $721,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to losses of $237,000 and $764,000 for the three and nine-month periods ended September 30, 2007, respectively. At September 30, 2008, the significant assets of the China Segment included (i) fixed assets of $303,000, (ii) inventory of $76,000 and (iii) cash, receivables and other current assets totaling $142,000. The significant liabilities of the segment included long-term debt of $850,000, current debt of $961,000 and trade payables and accrued expenses of $244,000. The Company will dispose of the segment’s assets prior to December 31, 2008. The Company expects to (i) be relieved of all existing indebtedness and (ii) to pay its share of the other existing liabilities of the segment prior to December 31, 2008.

(4) Forced Conversion of Convertible Notes

On August 22, 2008 the Company notified the holders of its outstanding $46,000 of Series A 12% Convertible Subordinated Notes due August 30, 2008 and its outstanding $512,000 of Series B 12% Convertible Subordinated Notes due November 30, 2008 that the weighted average sales price of the Company’s common stock had been more than two times the Conversion Price of $1.00 per share for 40 consecutive trading days, and that they must convert their Notes at the Conversion Price by September 22, 2008 under the Forced Conversion provision of the Notes. By September 22, 2008 all of such Notes had been converted, either voluntarily or by forced conversion, into a total of 558,322 shares of the Company’s common stock.

On August 25, 2008 the Company notified the holders of its outstanding $2,205,300 of 12% Convertible Subordinated Notes due February 15, 2010 that the weighted average sales price of the Company’s common stock had been more than two times the Conversion Price of $1.00 per share for 60 consecutive trading days, and that they must convert their Notes at the Conversion Price by September 25, 2008 under the Forced Conversion provision of the Notes. By September 25, 2008 all of such Notes had been converted, either voluntarily or by forced conversion, into a total of 2,205,300 shares of the Company’s common stock.

(5) Convertible Preferred Stock

Page 15 of 31 Pages

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.64438204 shares on September 30, 2008 (total of 296,318 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued or if additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plan, in each case at an exercise, conversion or grant price below 1.3844058 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(6) Earnings (Loss) Per Share

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

Diluted loss per share from continuing operations in the statements of operations for the three- and nine-month periods ended September 30, 2007 and for the three-month period ended September 30, 2008 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS:
Weighted average common shares outstanding	7,019,304	5,645,971	6,412,336	5,612,129
Shares in deferred stock compensation plans treated as common stock equivalents	-	278,963	121,698	255,965
	7,019,304	5,924,934	6,534,034	5,868,094
Diluted EPS:
Weighted average common shares outstanding	7,019,304	5,645,971	6,412,336	5,612,129
Shares in deferred stock compensation plans treated as common stock equivalents	-	278,963	121,698	255,965
Convertible debt amounts considered to be common stock equivalents	-	-	3,271,736	-
Convertible Preferred Shares considered to be common stock equivalents	-	-	296,318	-
Employee stock options considered to be common stock equivalents	-	-	20,000	-
Warrants issued in connection with debt offerings treated as common stock equivalents	-	-	319,860	-
	7,019,304	5,924,934	10,441,948	5,868,094

The assumed conversion of the remaining convertible debt into 649,859 shares of common stock for the earnings per share calculation for the nine-month period ending September 30, 2008 would result in the restoration of $120,000 in

Page 16 of 31 Pages

2008 interest expense associated with the convertible debt to the numerator of the earnings per share calculation as prescribed by SFAS No. 128. This increase in earnings increases the earnings per share for continuing operations for the nine months ended September 30, 2008 for the basic and diluted earnings per share calculations to $0.38 and $0.35, respectively and the net earnings per share to $0.27 and $0.17, respectively.

(7) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a refund of $25,000 for federal alternative minimum taxes for the nine-month period ended September 30, 2008, no provision for income taxes for the three month period ending September 30, 2008 and a tax benefit of $1,000 for the three- and nine-month periods ended September 30, 2007.

At September 30, 2008, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2008	$ 21,200
Federal regular tax operating loss carryforwards	2021-2027	$ 4,500
Tax depletion carryforward	Indefinite	$ 3,000

(8) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(9) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2008 and 2007. The segments are Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

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

	Coal	Carbon Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended September 30, 2008
Revenues from external customers	$ 1	$ 340	$ -	$ 35	$ 376
Segment profit (loss)	(124)	278	(30)	17	141

Three months ended September 30, 2007

Page 17 of 31 Pages

Revenues from external customers	$ -	$ 401	$ -	$ 14	$ 415
Segment profit (loss)	(105)	279	(30)	7	151

Nine months ended September 30, 2008
Revenues from external customers	$ 22	$1,002	$ 5	$ 98	$1,127
Segment profit (loss)	(379)	832	(94)	61	420
Segment assets	304	564	4	311	1,183

Nine months ended September 30, 2007
Revenues from external customers	$ -	$1,007	$ 5	$ 51	$1,063
Segment profit (loss)	(385)	691	(82)	25	249
Segment assets	239	1,052	18	321	1,630

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Total earnings (loss) for reportable segments	$141	$151	$420	$249
Net corporate costs not allocated to segments	(519)	(360)	1,970	(1,114)
Total consolidated loss from continuing operations before income taxes	$(378)	$(209)	$2,390	$(865)

(10) Subsequent Events

On October 14, 2008, the Company invested $380,000 in Geohedral LLC, its 23.16%-owned unconsolidated affiliate involved in a start-up mining operation in Alaska. Although not reflected on the Company’s balance sheet, it should be noted that, based on the value of interests being sold by Geohedral in its current offering, the Company’s interest in Geohedral had a fair market value of $3,468,000 versus its book value of $-0- on the Company’s balance sheet on such date. On November 19, 2008 Geohedral closed its offering after raising its targeted $1,640,000. (See Note (2) – Significant Event).

On October 29, 2008, the Company’s subsidiary in the Coal Segment entered into an agreement to purchase a parcel of property in Somerset, Pennsylvania. The subsidiary has signed a 10-year note for $458,400 which bears interest at 6%. The note contains a provision making the note effective May 1, 2008 and also provides for a balloon payment of $348,370 on May 1, 2011. If the balloon payment due May 1, 2011 is not made at that time then the remaining balance of the note will bear interest at 8%. The Company had made seven payments of $5,000 prior to the signing of the final agreement. These payments will be applied to the note.

Page 18 of 31 Pages

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2007 and results of operations for the quarter ended September 30, 2008, compared to the prior year third quarter and the nine months ended September 30, 2008 compared to the prior year nine months. Such discussion should be read in conjunction with our financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2007 Form 10-K.

Overview

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment is engaged in a strategy to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas. We are also conducting minerals exploration through our investment in 23.16%-owned Geohedral LLC.

Our revenues from continuing operations have been on an uptrend, increasing in each of the three fiscal years ended in 2006. Most of the increase was attributable to the CO2 Segment where the implementation of the McElmo Dome settlement agreement resulted in increased production and better pricing. There was a reversal of this trend in 2007. Our belief that this was a temporary aberration is supported by the fact that, despite the sale of 35% of our interest in the McElmo Dome field effective February 1 of 2008, CO2 revenues were virtually the same in the first nine months of 2008 compared to the same period in 2007, and segment operating profit

Page 19 of 31 Pages

increased 20%. The Oil & Gas Segment reflected improved results in the current nine months as prices were up sharply. Anticipated production increases from the Pinnacle Plant in the Coal Segment and from our China fertilizer plant failed to materialize due to (i) the deconsolidation of Beard Pinnacle and (ii) the failure of the China plant to meet its targeted sales and production goals, which led to the decision to discontinue the China Segment at year-end 2007. The Coal Segment reflected a decreased operating loss in the first three quarters of 2008 as a result of an increase in revenue partially offset by increased operating expenses. The discontinued China Segment generated a $721,000 loss in the first nine months of 2008 versus a $763,000 loss in the comparable 2007 period.

Material changes in financial condition – September 30, 2008 as compared with December 31, 2007.

The following table reflects changes in the Company's financial condition during the periods indicated:

	September 30,	December 31,	Increase
	2008	2007	(Decrease)

Cash and cash equivalents	$ 43,000	$ 61,000	$ (18,000)

Working capital	$(3,063,000)	$(3,159,000)	$ 96,000

Current ratio	0.25 to 1	0.28 to 1

Our working capital position has improved by $96,000 since December 31, 2007 to $(3,063,000) at September 30, 2008. We sold 35% of our interest in the McElmo Dome CO2 field for $3,500,000 and borrowed $525,000 on our credit facility at our bank. We used $2,645,000 to pay down debt and accrued interest. Our CO2 Segment provided working capital of $832,000. We used $379,000 of working capital to help fund the operations of the Coal Segment. We utilized a total of $651,000 in connection with the fertilizer operations in our discontinued China Segment. Also, we used $94,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations. Approximately $1,328,000 of long-term debt was reclassified as current debt during the nine-month period reducing working capital by an equivalent amount. At September 30, 2008 we had $550,000 available on our reducing revolving credit line at the bank.

During August and September of 2008 we elected, pursuant to the provisions of our existing note agreements, to force convert our outstanding $46,000 of Series A 12% Convertible Subordinated Notes due August 30, 2008, our outstanding $512,000 of Series B 12% Convertible Subordinated Notes due November 30, 2008 (collectively, the “2008 Notes”) and our outstanding $2,205,300 of 12% Convertible Subordinated Notes due February 15, 2010 (the “2010 Notes). By September 25, 2008, all of the 2008 and 2010 Notes had been converted, either voluntarily or by forced conversion, into a total of 2,763,622 shares of our common stock. As a result, our balance sheet was considerably strengthened by the elimination of $2,205,300 of long-term debt and $558,300 of short–term debt and the addition of $2,763,600 to our shareholders’ equity.

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

Our fertilizer manufacturing plant in China has failed to develop sales in commercial quantities, and this has necessitated that both we and our partner loan additional funds to support the operations until the plant starts generating positive cash flow. During the first nine months of 2008, we and our partner advanced a total of US$443,000 in order to support such operations. Any additional advances in 2008 by the Company after the date of this report should not exceed $5,000.

Page 20 of 31 Pages

Our existing bank line of credit will not provide sufficient working capital to sustain our activities until the cash flow from our projected coal recovery projects or other projects under development has increased enough to solve the problem. However, we believe that we will be able to demonstrate sufficient reserves at McElmo Dome so that our bank will be willing to restore our credit facility back to the $1,000,000 limit and extend its present year-end maturity to June 30, 2009 or later. If our projects under development do not generate sufficient cash flow or collateral value to cover the shortfall, or if the bank is unwilling to modify our loan facility on reasonable terms, then we must sell a portion of one of our investments in order to remedy our liquidity problem.

Material changes in results of operations - Quarter ended September 30, 2008 as compared with the Quarter ended September 30, 2007.

The net loss for the third quarter of 2008 was $610,000 compared to $446,000 for the 2007 third quarter. Continuing operations posted a net loss of $378,000 compared to a net loss from continuing operations of $208,000 after a tax benefit of $1,000 for the same period in 2007. In addition, the Company’s discontinued operations had losses of $232,000 and $238,000 for the third quarter of 2008 and 2007, respectively.

The Coal Segment’s revenues were $1,000 for the third quarter of 2008 compared to none for the third quarter of 2007. This increase in revenues, offset by an increase in operating and SG&A expenses of $19,000, accounted for the increase in the segment’s operating loss which amounted to $124,000 in the third quarter of 2008 versus $105,000 in the 2007 third quarter. The operating profit in the CO2 Segment decreased $1,000 to $278,000 compared to $279,000 a year earlier. The e-Commerce Segment incurred operating losses of $30,000 for both the third quarters of 2007 and 2008. The operating income in the Oil & Gas Segment increased $10,000 to $17,000 for the third quarter of 2008 compared to $7,000 for the same period in 2007. The operating loss in Other activities for the third quarter of 2008 increased $75,000 compared to the same period in 2007. As a result, the operating loss for the current quarter increased $85,000 to $156,000 versus $71,000 in the corresponding quarter of the prior year.

Operating results of the Company’s primary operating Segments are reflected below:

	2008	2007
Operating profit (loss):
Coal reclamation	$(124,000)	$(105,000)
Carbon dioxide	278,000	279,000
e-Commerce	(30,000)	(30,000)
Oil & gas	17,000	7,000
Subtotal	141,000	151,000
Other	(297,000)	(222,000)
Total	$(156,000)	$ (71,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded $1,000 in revenues in the third quarter of 2008 compared to none for the third quarter of 2007 as a result of performing fewer consulting and coring jobs in the 2007 period. Operating costs increased $19,000 to $122,000 for the third quarter of 2008 compared to $103,000 for the same period in 2007. Depreciation and amortization expenses increased $1,000 for the segment when comparing the third quarter of 2008 to the same period in 2007.

Page 21 of 31 Pages

Carbon dioxide

Third quarter 2008 operations reflected an operating profit of $278,000 compared to $279,000 for the 2007 third quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment decreased $61,000 to $340,000 for the third quarter of 2008 compared to $401,000 for the same period in 2007. The reduction in revenue for the current quarter was due primarily to decreased production to the Company’s interest which was due primarily to the sale of 35% of our interest in McElmo Dome effective February 1, 2008. The reduced volumes were partially offset by an increase in price. Lifting costs decreased $50,000 for the third quarter of 2008 compared to the same period in 2007. Lower accounting, severance and ad valorem taxes accounted for the majority of the decrease in lifting costs. Depreciation expense decreased to $7,000 for the third quarter of 2008 compared to $19,000 for the same period in 2007 because of the McElmo Dome sale.

e-Commerce

The e-Commerce Segment incurred operating losses of $30,000 for both the third quarter of 2007 and 2008. The segment recorded no revenue for either the third quarter of 2007 or 2008. The segment no longer receives an annual license fee, but continues to receive royalty fee income, under its patent license agreement. The segment incurred $29,000 in SG&A costs in both the third quarters of 2007 and 2008. Depreciation charges of $1,000 for each of the third quarters accounted for the remainder of the operating losses.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $35,000 in revenues for the third quarter of 2008 compared to $14,000 for the same period in 2007 due to increases in both price and production. Operating costs totaled $14,000 and $4,000 for the third quarter of 2008 and the third quarter of 2007, respectively. As a result, the segment contributed $17,000 of operating profit for the third quarter of 2008 compared to $7,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $297,000 for the third quarter of 2008 compared to $222,000 for the same period of 2007. This $75,000 increase in operating losses was due primarily to the Company granting bonus awards of restricted stock totaling $98,000 to several employees in the third quarter of 2008 with no similar awards in the prior year quarter. This increase was partially offset by $14,000 decreases in legal and accounting expenses for the third quarter of 2008 compared to the same period in 2007.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $79,000 to $274,000 compared to $195,000 for the third quarter of 2007. There were numerous minor increases and decreases in SG&A accounts resulting in the net increase. The primary reason for the increase was the $98,000 stock bonus award granted in the third quarter of 2008 offset by a $14,000 decrease in legal and accounting expenses when comparing the two quarters. See “Other corporate activities” above.

Page 22 of 31 Pages

Depreciation, depletion and amortization expenses

DD&A expense decreased $12,000 from $50,000 in the third quarter of 2007 to $38,000 in the same period of 2008. The primary reason for the decrease was an $12,000 reduction in depreciation expenses as a result of the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome field. There were minor increases and decreases in the other segments’ charges for DD&A expenses which netted to zero.

Other income and expenses

Other income and expenses for the third quarter of 2008 netted to a loss of $222,000 compared to a loss of $138,000 for the third quarter of 2007. Interest income was $2,000 for both quarters. Interest expense was $69,000 less for the same periods due to our reducing our debt with the proceeds from the sale of 35% of McElmo Dome effective February 1, 2008. In the third quarter of 2008, we recorded a $58,000 loss associated with our start-up investment in a mining project. In the third quarter of 2007, we received a $96,000 distribution from the defense fund associated with the Coalition Managers Litigation with no such distribution in the 2008 quarter.

Income taxes

The Company recorded a refund for federal alternative minimum taxes of $1,000 in the third quarter of 2007 compared to none for the same period in 2008. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $232,000 from our discontinued operations for the third quarter of 2008 compared to $238,000 for the same period in 2007, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $231,000 for the third quarter of 2008 and $237,000 for the same period in 2007. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the third quarters of 2008 and 2007. As of September 30, 2008, assets of discontinued operations held for resale totaled $543,000 and liabilities of discontinued operations totaled $2,096,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Material changes in results of operations - Nine months ended September 30, 2008 as compared with the Nine months ended September 30, 2007.

We recorded earnings of $1,642,000 for the first nine months of 2008 compared to a loss of $1,630,000 for the first nine months of 2007. Continuing operations reflected earnings of $2,365,000 compared to losses of $864,000 for the same period in 2007. In addition, the Company had losses from discontinued operations of $723,000 for the first nine months of 2008 compared to $766,000 for the same period in 2007.

Operating results of the Company’s primary operating segments are reflected below:

Page 23 of 31 Pages

	2008	2007
Operating profit (loss):
Coal reclamation	$(379,000)	$(386,000)
Carbon dioxide	832,000	691,000
e-Commerce	(94,000)	(82,000)
Oil & gas	60,000	23,000
Subtotal	419,000	246,000
Other	(749,000)	(582,000)
Total	$(330,000)	$(336,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

The segment recorded revenues of $22,000 for the first nine months of 2008 compared to none for the same period in 2007 as the result of performing several consulting and coring jobs in the current year. Operating costs increased $13,000 to $392,000 for the first nine months of 2008 compared to $379,000 for the same period in 2007 as a result of increased labor and other costs. As a result, the operating loss for the first nine months of 2008 decreased $7,000 to $379,000 compared to $386,000 in the first nine months of 2007.

Carbon dioxide

Operations for the first nine months of 2008 resulted in an operating profit of $832,000 compared to a $691,000 operating profit for the nine months ended September 30, 2007. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Segment operating revenues decreased $5,000 or less than 1% to $1,002,000 for the first nine months of 2008 compared to $1,007,000 for the same period in 2007. We recorded $118,000 less in operating costs associated with our properties in the first three quarters of 2008 compared to the same period in 2007. The decrease in operating costs was attributable primarily to a reduction in severance taxes. The small decrease in revenue for the current nine months was achieved in spite of the sale of 35% of our interest in the McElmo Dome field effective February 1, 2008. We received an average of $1.30 per mcf sold in the first nine months of 2008 versus $0.81 per mcf in the year earlier period. Paid volumes were down 347 mmcf in the current nine months versus a year ago.

e-Commerce

The e-Commerce Segment incurred an operating loss of $94,000 for the first three quarters of 2008 versus an operating loss of $82,000 in the prior year period. The segment recorded revenues of $5,000 of royalty fee income for both the nine-month periods ended September 30, 2008 and 2007. The segment no longer receives an annual license fee, but continues to receive royalty fee income, under its patent license agreement. A $10,000 increase in legal fees accounted for the majority of the remaining change as the segment continued its suit against Visa.

Oil & Gas

In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $98,000 in revenues for the first nine months of 2008 compared to $51,000 for the same period in 2007. The

Page 24 of 31 Pages

revenue increase was attributable to increases in both price and in production. Operating costs totaled $27,000 and $17,000 for the first nine months of 2008 and 2007, respectively. As a result, the segment contributed $60,000 of operating profit for the first three quarters of 2008 compared to $23,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated operating losses of $749,000 for the first nine months of 2008 as compared to $582,000 in the same period of 2007. The $167,000 increase in operating losses was due to increased compensation, insurance and legal and accounting costs along with increased amortization expenses.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first nine months of 2008 increased $159,000 to $679,000 from $520,000 for the 2007 nine months. The primary reasons for the increase are increased compensation, insurance and legal and accounting fees along with additional amortization expenses associated with capitalized costs relating to our debt.

Depreciation, depletion and amortization expenses

DD&A expense decreased $17,000 from $128,000 for the nine months ended September 30, 2007 to $111,000 for the same period in 2008. The decrease was primarily the result of reduced depreciation in the CO2 Segment due to the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome field.

Other income and expense

The other income and expense for the first nine months of 2008 netted to earnings of $2,720,000 compared to a loss of $529,000 for the same period in 2007. Interest income increased to $8,000 for the first three quarters of 2008 compared to $7,000 for the first nine months of 2007. Interest expense for the first nine months of 2008 was $572,000 compared to $657,000 for the same period in 2007. Receipt of the funds from the sale of 35% of our interest in McElmo Dome allowed us to pay down some of our outstanding debt in February of 2008. The lower principal balances enabled us to reduce interest expense $85,000, accounting for the decrease. The sale resulted in a gain on sale of assets totaling $3,338,000 for the first nine months of 2008 compared to a gain of $2,000 for the same period in 2007. Our equity in earnings of unconsolidated affiliates reflected a net loss of $54,000 for the first nine months of 2008 compared to none for the same period in 2007. We recognized $60,000 in losses associated with our investment in a start-up mining project in Alaska. Additionally, we recognized $6,000 in income as a result of distributions from another investment. Finally, in the first nine months of 2007, we recovered $20,000 in proceeds associated with a note receivable that had been written off in prior years. There was no such recovery in the first nine months of 2008.

Income taxes

The Company recorded a provision of $25,000 for the first nine months of 2008 compared to a refund of $1,000 for the same period in 2007 for federal alternative minimum taxes.

Discontinued operations

Our financial results included a loss of $723,000 from our discontinued operations for the first nine months of 2008 compared to a $766,000 loss for the same period in 2007, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of

Page 25 of 31 Pages

2007. The losses attributable to this segment amounted to $721,000 for the first nine months of 2008 and $764,000 for the same period in 2007. Losses from the discontinued iodine manufacturing operation amounted to $2,000 for both the first three quarters of 2008 and 2007. As of September 30, 2008, assets of discontinued operations held for resale totaled $543,000 and liabilities of discontinued operations totaled $2,096,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2008, we had total debt of $5,629,000. This debt, including $1,811,000 in the discontinued China Segment, had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At September 30, 2008, a 10% increase in market interest rates would have reduced the fair value of our debt by $56,000.

We have no other market risk sensitive instruments.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2008, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. We believe our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Material weakness in internal control – We have not made an assessment of internal controls over financial reporting at our China Segment, therefore, the design and operating effectiveness of those controls has not been determined. We believe operating results from the China Segment, for the three- and nine-month periods ended September 30, 2008 and September 30, 2007, to be material to the consolidated financial statements taken as a whole. Currently, there are no plans to remediate this material weakness as we intend to reduce our ownership interest in the China Segment to a level immaterial to the ongoing operations of the Company.

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

Page 26 of 31 Pages

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

Page 27 of 31 Pages

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

The parties mediated in January 2008. A settlement was reached, and starpay.com views the settlement as acceptable. However, questions are outstanding regarding the enforceability of the settlement agreement in view of objections of starpay.com’s litigation partner to the terms thereof. Motions are currently being filed to address the issues presented by the dispute surrounding the settlement agreement. It is anticipated that the settlement will either be enforced in the near term, arbitration will be invoked to resolve the dispute(s), or the settlement will be invalidated and the litigation will continue.

Item 1A. Risk Factors.

Only the Risk Factors enumerated below have changed since the Form 10-K:

Our Financial Position. Our net worth became negative as of December 31, 2001, and the deficiency increased to ($5,333,000) at year-end 2003. Receipt of the second installment of the Settlement reduced the deficiency to ($4,144,000) at year-end 2004. Such deficiency had increased to ($6,805,000) at June 30,2008 but was reduced to ($4,584,000) at September 30, 2008, primarily as a result of the forced conversion of $2,764,000 of our notes . The deficiency will continue to increase until we are able to achieve profitability in our Coal Segment or in our other activities. Our business will continue to require substantial expenditures. Our inability to generate positive cash flow from operations has limited our ability to borrow funds and impacted our ability to achieve profitability. We must achieve a turnaround in the Coal Segment or in our other activities by mid-year 2009. If a turnaround is not successful or is only partially successful, we will need to sell some of our assets or pursue additional outside financing which would likely involve further dilution to our shareholders. We cannot assure that we will be able to sell such assets or obtain additional financing on terms that we deem acceptable, or at all.

We have substantial indebtedness and may not have enough revenues to pay our debts. As of September 30, 2008, we had $5,629,000 of total debt outstanding. While only $1,074,000 of the total debt is due to be repaid in 2008, another $3,641,000 of the total currently outstanding is due to be repaid by December 31, 2009. We or our subsidiaries may become further indebted. This much debt could pose substantial risks to our

Page 28 of 31 Pages

business. The indebtedness may require us to use available funds for payment of principal and interest instead of funding our operations. The debt could also inhibit our ability to raise additional capital. It is possible that we will not have enough cash flow from our operations to pay the principal and interest on our debt. This would have a material adverse effect on us.

Limited Liquidity. Our common stock trades on the Over-The-Counter Bulletin Board. Although we currently have eight firms making a market in our stock, the volume of trading has been relatively low and fairly sporadic. At September 30, 2008, 43.3% of our 9,376,017 outstanding common shares were held by management, 19.2% by a private investor, and another 5.0% was held by a long-term institutional holder. In addition, there is substantial potential dilution, with preferred shares convertible into 296,000 shares, presently exercisable warrants and options totaling 84,000 shares, notes convertible into 650,000 shares at September 30, 2008 and a total of 349,000 shares in a DSC Plan scheduled for distribution in 2009 and future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Commencing on June 2, 2008, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

(a)	The annual meeting was held on July 10, 2008.

(b)       The business of the meeting included the election of W.M. Beard to serve as director for a three-year term or until his successor has been elected and qualified.

In addition, the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified.

Harlon E. Martin	(2010)	Allan R. Hallock	(2009)
Herb Mee, Jr.	(2010)	Ford C. Price	(2009)

To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

The table below sets forth the voting for election of directors:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
William M. Beard	5,406,292	-0-	16,915	-0-	38,912

(c)        At the meeting the stockholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2008. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,421,233	1,670	304	38,912

Page 29 of 31 Pages

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

THE BEARD COMPANY
(Registrant)

/s/ Herb Mee, Jr.
(Date) November 19, 2008	Herb Mee, Jr., President and Chief Financial Officer

/s/ Jack A. Martine
(Date) November 19, 2008	Jack A. Martine, Controller and Chief Accounting Officer

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference
3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorporated herein by reference
3.3	Registrant’s By-Laws as currently in effect	Incorporated herein by reference

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

Page 31 of 31 Pages