Form 10-K
period 2008-12-31
BEARD CO /OK
filed 2009-04-15
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-12396

THE BEARD COMPANY

(Exact name of registrant as specified in its charter)

Oklahoma	73-0970298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harvey Parkway 301 N.W. 63rd Street, Suite 400 Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 842-2333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	(Name of each exchange on which registered
None	None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last sale price of registrant’s common stock on the OTC Bulletin Board as of the close of business on June 30, 2008, was $6,077,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2009 was

Common Stock $.0006665 par value – 9,912,457

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

THE BEARD COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2008

THE BEARD COMPANY

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “EXPECT,” “INTEND,” “PROJECT,” “ESTIMATE,” “ANTICIPATE,” “BELIEVE,” OR “CONTINUE” OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS (“CAUTIONARY STATEMENTS”) ARE DISCLOSED UNDER “ITEM 1. BUSINESS (c) NARRATIVE DESCRIPTION OF OPERATING SEGMENTS,”  “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. WE ASSUME NO DUTY TO UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

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

We have been involved in numerous businesses during the last 31 years, many of them unsuccessful, a few successful, one highly successful. Our operating activities are now comprised of four segments:

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

Net Operating Loss Carryforwards. We have approximately $26.3 million of unused net operating losses ("NOL's") available for carryforward, including $21.8 million which expire in 2008 and $4.5 million which expire in 2021 through 2027, plus approximately $3 million in tax depletion carryforwards. The loss of the NOL's would have a negative impact on our future value. If we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code, we would be severely limited in our ability to use our NOL’s in the future. Our Certificate of Incorporation contains provisions to prevent the triggering of such a change by restricting transfers of shares without our Board of Directors’ consent to any person if that person was, or would thereby become, a holder of 5% or more of the fair market value of our outstanding capital stock.

Effect of Recent Operations on Liquidity. Sustaining the operating activities of our unprofitable Coal, China (now discontinued) and e-Commerce Segments, plus our overhead, has resulted in a serious outflow of cash during the past several years. We have managed this cash shortfall through a series of financings and the sale of various assets, including a portion of our CO2 reserves as well as some of the assets left over from our previously discontinued operations.

Efforts to Improve Cash Flow; PrivateDebt Placements. During the four years ended December 31, 2008, we took several steps to reduce our negative cash flow, including salary deferrals by our Chairman and President and deferrals of directors’ fees into our Deferred Stock Compensation Plans (the “DSC Plans”) and continuing suspension of our 100% matching contribution (up to a cap of 5% of gross salary) under our 401(k) Plan. Five private placements of long-term debt raised gross proceeds of $4,184,000 during such period, including an additional $105,000 in the first quarter of 2007. In 2005 we borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. In 2005 and 2006 we borrowed more than $11,350,000 from a pond owner to construct a jointly-owned coal fines recovery plant in West Virginia. Investor affiliates of the pond owner provided an additional $2,800,000 of equity to fund the project. We disposed of our controlling interest in the project in October of 2006 and were relieved of a guaranty of the debt when we transferred our remaining interest in the project in May of 2007.

These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $192,000 of short-term loans from our Note holders, (iii) $105,000 of additional convertible notes discussed above, and (iv) approximately $96,000 from the defense fund in a law suit which has now been terminated. These measures enabled us to continue operating until the events described below under Additional Details and Recent Developments had occurred or until they do occur.

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

The 2010, 2009 and 2008 Notes (collectively, the “Notes”) were convertible into 2,205,000, 650,000 and 651,000 shares of our common stock, respectively. All of the 2010 and 2008 Notes were converted into 2,205,300 and 558,322 shares of our common stock, respectively, in 2008, and $888,000 of the 2009 Notes were also converted in such year into 454,299 shares. The warrants issued with the 2006 Notes were convertible into 480,000 shares; all of these warrants have now been exercised. As a result, most of our potential dilution has now been eliminated. Sale of the Notes, net of the exchange and legal and other costs associated with the offerings, provided approximately $2,195,000 of net cash proceeds to us in 2005, $275,000 in 2006 and $105,000 in 2007. The note exchanges in 2005 and 2006 provided additional working capital of $1,192,000 as discussed above. The working capital provided by the sale, exchange and conversion of Notes substantially improved our liquidity and provided a significant portion of the working capital needed to “bridge the gap” until the projects we have under development or the sale of additional assets can generate positive cash flow.

Conversion of Convertible Notes. In May of 2008 we redeemed $92,000 of our 2008 Notes.  Later in the year we converted the remaining $558,328 of our 2008 Notes into 558,328 common shares, all $2,205,300 of our 2010 Notes into 2,205,300 common shares, and $887,851 of our outstanding $1,327,851 of 2000 Notes into a total of 454,299 common shares.  $440,000 of the 2009 Notes, convertible into 195,555 common shares, remain outstanding. The conversions increased our shareholders’ equity account by $3,652,000 while eliminating a corresponding amount of debt.

Bank Credit Facilities. In March of 2006 we closed on a $350,000 reducing revolving credit facility (the “2006 Facility”) with a local bank secured by a first lien on our share of the production from eight gas wells in Yuma County, Colorado. The 2006 Facility provided an initial borrowing base of $350,000, with such commitment reducing at the rate of $10,000 per month, and had a maturity date of September 30, 2007. Our borrowings under the 2006 Facility peaked at $290,000 in July of 2006. Borrowings under the 2006 Facility had been reduced to $220,000 in June of 2007 when it was retired from the proceeds of a new $1,500,000 reducing revolving credit facility (the “2007 Facility”) with the same bank, and the lien on the Yuma County collateral was released. The 2007 Facility was secured by a first lien on our share of the CO2 production from the McElmo Dome Unit, had a maturity date of December 31,

2008, and provided for interest payable monthly at the Wall Street Journal Prime Rate plus 150 basis points. It also provided for monthly principal reductions of $50,000 per month beginning on July 31, 2007. In connection with the 2007 Facility liens subordinate to the Bank’s position were also granted to two other parties.

On October 11, 2007, we entered into a Change of Terms Agreement in connection with the 2007 Facility whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction was required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 per month reduction in March through December of 2008. This made $100,000 available under the 2007 Facility that had already been paid and eliminated by verbal agreement the need to pay the September payment. It also had the effect of deferring a portion of the required principal reductions until the disposition of the China fertilizer plant has been concluded, and the Company transfers the balance of its CO2 production to a new purchaser, which was expected to significantly improve the Company’s cash flow. At December 31, 2007, the balance outstanding on the 2007 Facility was $1,375,000. The line accrued interest at 1.5% above the Wall Street Journal Prime Rate which at December 31, 2007 was 7.25%.

In connection with the sale of 35% of our interest in the McElmo Dome Unit on March 26, 2008, we entered into a new Change in Terms Agreement whereby the 2007 Facility was modified to reduce the maximum credit available under the facility to $1,000,000 and to change the required monthly reductions to $50,000 per month beginning April 30, 2008. We reduced the outstanding principal balance under the 2007 Facility to zero on March 28, 2008. As part of the agreement for the 2007 Facility, all prior liens held by third parties were released, and the bank agreed to grant a partial release covering 35% of the Collateral. The third parties then placed new liens against the Collateral reflecting their respective positions which were again subordinate to the bank’s secured position. We borrowed $800,000 on the 2007 Facility during the third and fourth quarters of 2008 before it finalized terms of a new $1,000,000 loan agreement (the “2008 Facility”) with the same local bank on December 8, 2008. The $800,000 was included in the 2008 Facility which bears interest payable monthly at an effective rate that is defined as equal to the Wall Street Journal Prime Rate plus 1.5% with a floor of 6%. The agreement provides for reductions of $50,000 per month beginning January 31, 2009, in the maximum outstanding principal amount. The 2008 Facility matures on December 31, 2009. The 2008 Facility is collateralized by all of our interest in the McElmo Dome Field and a 5% interest in Geohedral, LLC, the mining partnership currently exploring for minerals in Alaska. The new facility continues to be subject to third party liens against the Collateral which are subordinate to the bank’s secured position.

Unless the context otherwise requires, references to us herein include our consolidated subsidiaries.

Additional Details

Details concerning the recent projects undertaken by the Coal Segment are contained elsewhere in this Report. (See “Item 1. Business. (c) Narrative description of operating segments. COAL RECLAMATION ACTIVITIES - Recent Projects” for additional details.

Final Disposition of China Fertilizer Operation. In December of 2007 our Board of Directors voted to discontinue the China Segment effective as of December 31, 2007 and elected to dispose of our fertilizer manufacturing operations and related interests in China. On December 31, 2008 we entered into an agreement that finalized the sale of our entire interest in BEE/7HBF, LLC as of such date. BEE/7HBF was the partnership that conducted fertilizer manufacturing and sales operations in the People’s Republic of China through its wholly-owned subsidiary, Xianghe BH Fertilizer Co., Ltd. Operations of the China Segment were reported as discontinued operations throughout 2008.

The disposition resulted in a gain of $1,671,000, while year-end 2008 working capital improved by $1,622,000 when compared with the preceding year-end.

Sale of Interest in McElmo Dome Unit. On March 26, 2008, we sold 35% of our ownership in the McElmo Dome Unit for a cash consideration of $3,500,000 (the “Sale”). Transfer of production was effective February 1, 2008. The Sale generated a gain of $3,338,000 in the 2008 first quarter and enabled us to pay down $2,677,000 of our total debt, including $2,249,000 that was due in 2008. $380,000 of the gain was subsequently invested in Geohedral’s mining project in southern Alaska, and the balance was added to working capital. Our remaining interest in the McElmo Dome field had an indicated fair market value of $6,500,000 on February 1, 2008 as compared with its book value of $257,000 on such date.

Major Turnaround in Progress. We believe that we are in the middle of a major turnaround. As the result of the disposition of our China Segment, the conversion of more than $3,650,000 of convertible notes, and the sale of 35% of our CO2 production, we added over $6,100,000 to equity and reduced our total debt by more than $5,200,000 in 2008. We also believe the market has recognized the turnaroud as evidenced by our performancy graph.  (see PART II. Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.  (e) Performance graph).  We are selling our remaining interest in McElmo Dome and shifting our focus almost entirely to Coal, Oil & Gas, and minerals exploration and development through our Geohedral investment. We expect to have a major long-term project underway in the Coal Segment within the next few months and also anticipate that we will be successful in raising the financing to undertake a major waterflood development in northern Oklahoma within the next 90 days.  (See "Subsequent Developments" below).

Subsequent Developments

We have a number of initiatives currently underway to address our liquidity needs and focus upon the growth opportunities we envision in our Coal and Oil & Gas Segments. To address our 2009 cash needs we: (i) have finalized an agreement to sell our remaining interest in the McElmo Dome Unit for $5.2 million; and (ii) sold $119,000 of 12% notes coupled with 2-year warrants in a private placement,originally targeted to raise up to $500,000. The offering was terminated when the McElmo Dome sale agreement was finalized.  To address our 2010-2011 cash needs (i) Alden Energy LLC is currently involved in a private placement to raise $31 million of funds to construct a new coal facility in Kentucky in partnership with BTI and KeLa Energy LLC; (ii) Beard Dilworth, LLC, our subsidiary, is currently involved in a private placement to raise (a) $1,695,000 (including $700,000 of funds invested by us) to purchase the Dilworth Field in northern Oklahoma and (b) $5,305,000 to finance the contemplated development of the Field; and (iii) the Coal Segment has several other projects under development for which it is seeking financing, one of which could be at the startup stage prior to year-end 2009. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Options Being Currently Explored to Improve Liquidity” for additional details).

The 2010-2011 initiatives are in various stages of development. Although we believe there is a high likelihood that we will be successful in raising the funds for the Beard Dilworth and Alden Projects, there is no assurance that these initiatives will occur or that any of the other coal projects under development will materialize.

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

Effect of Natural Gas Prices on Coal Demand.The increase in natural gas prices in from 2004 to 2007 had a major impact upon the electric power generating industry which began to focus on building new generating capacity utilizing coal-fired rather than gas-fired plants. Prices have declined in recent months in view of the slowdown in the world economy and the sharp reduction in oil and gas prices. Nonetheless, the price of coal when compared to the price of gas on a Btu basis remains quite attractive. It appears that coal, which accounts for over 50% of the nation’s power generating capacity, will remain the principal fuel source for electric power production in the United States for a number of years.

Although gas prices have declined in recent months with a corresponding slackening of demand for most coal products, there is increasing pressure from the “green” movement for regulatory agencies to more quickly reclaim or re-mine abandoned slurry impoundments. This has sparked renewed interest among pond owners and coal operators to move forward with pond recovery projects. Many of these recovery projects had been sitting on the back burner for a number of years because of marginal coal prices and stagnant demand.

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

Recent Projects

Pinnacle Project. In 2004 we formed Beard Pinnacle, LLC (“BPLLC”), an Oklahoma limited liability company, and originally a wholly-owned subsidiary of BTI. BPLLC was formed to construct and operate a pond fines recovery facility, known as the Pinnacle Project, owned by PinnOak’s wholly-owned subsidiary, Pinnacle Mining Company, LLC, a coal mining and energy resources company (“PMC”). The facility is located near Pineville, West Virginia. BTI and PinnOak executed an agreement regarding the initial equity funding of BPLLC and its development and operation of the Pinnacle Project based upon the premise that BPLLC or its lender would receive a USDA loan guaranty of up to 70% of a $9,000,000 loan.

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

Beard Yukon, LLC. On October 11, 2007, the Company signed a purchase agreement and on October 31, 2007, it made a down payment on the site for a new project (the “Yukon Project”). A new subsidiary, Beard Yukon, LLC, was formed to conduct recovery operations at this site. The Company had raised $280,000 of the $450,000 necessary to fund the Yukon Project when it was determined that the owner of the site would not allow us to use the site to test the equipment we were planning to use during the recovery process. Alternative equipment would have been too expensive for a stand alone project. Accordingly, the project was abandoned and the $280,000 was refunded to the investors.

Projects Under Development. Higher coal prices in recent years, coupled with added regulatory agency pressure, has resulted in BTI having more potential projects on the drawing board than at any other time in its existence. We have had more coal producers and utilities call us to discuss projects in the last five years than we had during the previous 14 years of BTI’s existence. Currently, we have several projects under development, most of which are located in the Central Appalachian Coal Basin. (See “Item 1. Business. (a) General development of business---Subsequent Developments. We have a number of other projects in the pipeline for follow up once these projects have come to a resolution. However, we cannot assure you that any of the pond recovery projects currently under development will proceed.

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

Sources and Availability of Raw Materials.There are numerous coal impoundments scattered throughout the eastern third of the U.S. which contain sizeable reserves of coal fines which we believe can be recovered on an economic basis while at the same time solving an environmental problem. As a result of the increase in coal prices during the last three years, slurry pond owners are recognizing that recovery can be done on a profitable basis, making it a win-win proposition for both the pond owner and the company undertaking the project.

Dependence of the Segment on a Single Customer. The Coal Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/08	1.5%
12/31/07	1.4%
12/31/06	1.5%

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

Facilities. In October and November of 2008 BTI moved its office and laboratory facilities from the Applied Research Center at the University of Pittsburgh (“UPARC”) to a facility which it purchased and has subsequently remodeled in Somerset, Pennsylvania.

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

At year-end 2007 we owned a 0.53814206% working interest (0.4526611% net revenue interest) and an overriding royalty interest equivalent to a 0.0920289% net revenue interest in the Unit, giving us a total 0.5446900% net revenue interest. Effective August 1, 2007 the Company elected to take a portion of its share of CO2 production in kind from the McElmo Dome field and sell it through an entity, Trinity CO2, LLC (“Trinity”), designed for this purpose. Effective February 1, 2008 we sold 35% of our ownership interests to third parties, reducing our working interest in the Unit to approximately 0.34979234% (0.2942297% net revenue interest) and an overriding royalty interest equivalent to approximately a 0.0598188% net revenue interest, giving us a total of approximately a 0.3540485% net revenue interest in the Unit. Such interests reflect our Unit interest excluding any participation in the Goodman Point expansion currently underway.

(See “Item 1. Business. General development of business. Additional Details - Sale of Interest in McElmo Dome Unit”).

Deliveries of CO2 gas are transported through a 502-mile, 30-inch diameter pipeline to the Permian Basin in West Texas where such gas is utilized primarily for injection into mature oil fields. Kinder Morgan CO2 Company, L.P. (“KM”) serves as operator of the unit. There are 54 producing wells, ranging from 7,634 feet to 8,026 feet in depth, that produce from the Leadville formation. The wells produced a combined total of 972 million cubic feet per day in 2006. McElmo Dome is believed to be the largest producing CO2 field in the world. The Four Corners Geological Society in 1983 estimated that the field contained 17 trillion cubic feet (“TCF”) of CO2. The gas is approximately 98% CO2. The field is currently undergoing a $100,000,000 expansion, known as the Goodman Point Expansion, in which we elected not to participate.

In 2008, we sold 867,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $1.55 per Mcf. In 2007, we sold 1,570,000 Mcf attributable to our working and overriding royalty interests at an average price of $0.97 per Mcf. In 2006 we sold 1,933,000 Mcf attributable to our working and overriding royalty interests at an average price of $.0.79 per Mcf. We were underproduced by 800,000 Mcf on the sale of our share of McElmo Dome gas at year-end 2008 compared to 337,000 Mcf at December 31, 2007.

As the result of the recent increase in oil prices, CO2 demand for tertiary recovery and McElmo Dome production has increased accordingly. CO2 production, which averaged 972 million cubic feet per day in 2006, decreased to 955 million cubic feet per day in 2007, and increased back to 980 million cubic feet per day in 2008. We have been advised by the operator that the field is now capable of producing approximately 1.1 billion cubic feet per day.

We consider our ownership interest in the McElmo Dome Field to be one of our most valuable assets. KM estimated that there were 9.0 TCF of remaining reserves at year-end 2006. The field produced 0.707 TCF in 2007 and 2008, leaving an estimated 8.3 TCF of remaining reserves at year-end 2008 (29 BCF to our net interest), based upon KM’s estimate of reserves. As a result of the sale of 35% of our ownership in McElmo Dome in March of 2008 for $3.5 million, we believe that our remaining interest had a fair market value of $6.5 million on such date versus a book value of $241,000 as of December 31, 2008.

At December 31, 2008, our interest in the McElmo Dome Field was subject to deed of trust liens in the amount of approximately (i) $1,000,000* in favor of a local bank, (ii) $390,000 in favor of a holder of our 2009 Notes and (iii) $2,250,000 in favor of a related party.

_______

*Reflects the maximum amount available under the line of credit. Borrowings totaled $800,000 at December 31, 2008.

Bravo Dome. Effective October 1, 2007, we sold our 0.05863% working interest in the 1,000,000-acre Bravo Dome CO2 gas unit in northeastern New Mexico for a net $285,000.

Net CO2 Production. The following table sets forth our net CO2 production from McElmo Dome for each of the last three fiscal years:

Fiscal Year Ended	Net CO2 Production (Mcf)
12/31/08	867,000*
12/31/07	1,570,000*
12/31/06	1,933,000

_______

*Net of 463,000 and 329,000 Mcf of CO2 production for 2008 and 2007, respectively, that we transferred to storage which has been excluded.

Average Sales Price and Production Cost. The following table sets forth our average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last three fiscal years:

Fiscal Year Ended	Average Sales Price Per Mcf of CO2	Average Lifting Cost Per Mcf of CO2
12/31/08	$1.55	$0.19*
12/31/07	$0.97	$0.12*
12/31/06	$0.79	$0.07

_____

*Increase in average lifting costs due primarily to additional severance and ad valorem taxes

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

Dependence of the Segment on a Single Customer. The CO2 Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last three years. Our CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. In 2008, approximately 99% of our revenues from the sale of CO2 gas was derived from KM and Trinity and approximately 1% was derived from Exxon Mobil.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/08	91.0%
12/31/07	93.2%
12/31/06	89.7%

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

Productive Wells. Our principal CO2 properties are held through our ownership of working interests in oil and gas leases which produce CO2 gas. As of December 31, 2008, we held a working interest in a total of46 gross (0.248 net) CO2 wells located in the McElmo Dome Unit in Colorado. The wells drilled to date in the Goodman Point Expansion, in which we elected not to participate, have been excluded since we have no interest in them.

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

In January of 2005, following a Markman hearing held in late October of 2004, the Magistrate Judge filed a Report and Recommendation of the United States Magistrate Judge addressing his findings and recommendations with respect to the claim constructions to be applied to the VIMachine Patent. The Magistrate Judge found that 24 of the 28 claims asserted by the Plaintiffs were valid. Both parties pursued modifications of the Magistrate’s recommendations in the form of an appeal to the District Court. In January of 2006 the Magistrate Judge filed his final Report and Recommendation confirming his earlier recommendations. In mid-September of 2007 District Judge Lindsey filed his final ruling on the Markman hearing. He adopted nine of the 14 claim constructions previously suggested by the Magistrate Judge and modified five other claim constructions. He did not modify the Magistrate’s previous finding that 24 of the 28 claims asserted by the Plaintiffs were valid. Subsequently both sides filed motions for summary judgment.

The parties are currently negotiating a proposed scheduling order. It is anticipated that both sides’ summary judgment motions will be fully briefed by mid-2008 if ongoing settlement discussions do not bear fruit.

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

starpay’s Strategy and Current Opportunities. starpay’s plan has been to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property. However, its licensing efforts have recently been on hold until there is a resolution to the Visa litigation. Accordingly, no assurance can be given that starpay will successfully capitalize on its Internet security methods and technologies. (See “Item 3. Legal Proceedings---Visa Litigation”).

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

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/08	0.03%
12/31/07	0.03%
12/31/06	0.03%

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

From time to time BOC also sells an interest in its undeveloped acreage and retains an overriding royalty. Such sale is commonly known as a “sublease”. In fiscal years 2008, 2007 and 2006, sublease activities accounted for revenues of $0, $0 and $7,000, respectively.

Sandy Lake Field. In January of 2005 we announced that we were back in the oil and gas business. One of the leases which we acquired was a 640-acre tract covering all of Section 36, Township 3 North, Range 48 West, in Yuma County, Colorado.

In January of 2004 BOC entered into a farmout agreement with Vista Resources (“Vista”) of Pittsburgh, Pennsylvania. Vista drilled eight wells in the Niobrara Formation on the farmout lands. Under the farmout arrangement, BOC was carried for a 22.5% working interest in the initial well in which it owns a 3.6% overriding royalty interest until payout and a 22.5% working interest (19.6875% net revenue interest) thereafter. We paid our 22.5% share of the cost of the seven additional wells. All eight of the wells were completed as gas producers in the Niobrara Formation at a depth of approximately 2,800 feet. The wells were placed on production in the fourth quarter of 2005, and are currently producing at an average rate of approximately 40-45 MCF per day from each well. Our share of the production from these wells totaled $95,000, $66,000 and $121,000 in 2008, 2007 and 2006, respectively.

Big Porcupine Field. BOC also has a 4.5% overriding royalty interest in 12 wells which produce coal bed methane gas from the Mesaverde Formation from a 317-acre tract in Section 1, Township 41 North, Range 71 West, Campbell County, Wyoming. The wells were drilled by Peabody Natural Gas, LLC on a lease BOC sold to them in 2000 on which BOC retained an overriding royalty interest. Our share of production from these wells totaled $10,000, $8,000 and $20,000 in 2008, 2007 and 2006, respectively.

Due to the limited pipeline capacity in the Rocky Mountain area, the price we have received for the gas we have sold to date has been lower than normally received in other areas of the U.S.

In addition to the producing tracts in Colorado and Wyoming, BOC owns undeveloped leases covering 41 acres in Colorado, 4,510 acres in Mississippi and 6,707 acres in Wyoming, a total of 11,358 acres.

Principal Products and Services. The principal products produced by our Oil & Gas Segment are oil and gas which accounted for the following percentage of total consolidated revenues from continuing operations for each of the last three fiscal years:

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/08	7.2%
12/31/07	5.0%
12/31/06	8.6%

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

At the present time the Oil & Gas Segment has no oil production. Our natural gas production is being sold on a “spot” basis to the only pipeline markets available in the two fields in which our properties are located. And, since both of our properties are non-operated, we have no control over the price we are receiving. The price we received in Colorado ranged from $3.66 to $6.24 per Mcf in 2008, from $2.61 to $7.41 per Mcf in 2007 and from $2.60 to $7.48 per Mcf in 2006; in Wyoming the price we received ranged from $1.09 to $4.62 per Mcf in 2008, from $1.72 to $4.19 per Mcf in 2007 and from $2.63 per Mcf to $5.81 per Mcf in 2006.

We encounter competition from other independent operators and from major oil and gas companies in acquiring properties suitable for exploration. Virtually all of these competitors have financial resources and staffs substantially larger then ours. Our ability to discover reserves in the future depends in part on our ability to select suitable prospects for future exploration. Because of our cash constraints our ability to develop new reserves in the near term will likely be limited to projects that we can successfully promote and for which we can raise the necessary financing.

INVESTMENTS

Geohedral LLC. In 2006, we joined with three other partners in forming Geohedral LLC ("Geohedral") to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals. Under our direction, Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing claims covering the target area, which encompasses approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska. A few of the claims were rejected by the U.S. Forest Service; the balance of the claims, covering approximately 48,000 acres, were approved.

While the claims were being staked and filed we raised an additional $1,640,000 to cover the cost of drilling 28 core holes with the goal of having the cores assayed under the supervision of one of the country’s leading mining engineering firms to verify Geohedral’s estimate that the claims contain significant reserves. Ten core holes were drilled to depths ranging from 65 feet to 125 feet (with seven holes in the 95 to 100 foot range) before Geohedral had to suspend the coring due to adverse weather and limited visibility. Additional core holes will be drilled later this year.

The project manager/senior geologist of the independent engineering firm retained to supervise the exploration at the Yakutat project has confirmed that there were significant inaccuracies in the analytical results reported by the independent laboratory that performed the initial assays on the cores. This conclusion has subsequently been verified by two other independent laboratories. The engineering firm has now selected a new laboratory that will perform the assays for Geohedral going forward.

We continue to be highly optimistic about the potential of the project. Based on an analysis completed by an independent lab recently hired to confirm the presence of precious metals, we also believe that the area we have staked has meaningful value based upon the limited coring and analysis completed to date. We are eagerly looking forward to the additional work Geohedral will undertake during the rest of this year to confirm what we expect will prove to be a significant discovery.

As a result of the two private placements completed in 2008, our ownership in Geohedral has been reduced to 23.16375%. Based upon the price paid for interests in Geohedral in the second offering, our interest in the partnership had a fair market value of $3,468,000 versus our book value of zero on December 31, 2008.

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

OTHER CORPORATE ACTIVITIES

Other Assets. During the last eight years we have disposed of most of the assets related to the operations which we discontinued in 1999, 2001 and 2007. However, we still have a few remaining assets and investments which we are in the process of liquidating as opportunities materialize. At year-end 2008 such assets consisted primarily of the residue of an iodine extraction plant and related equipment, drilling rig components and related equipment, wastewater storage tanks and a real estate limited partnership in which we are a limited partner. All of such assets are reflected on our books for less than their anticipated realizable value, which we estimate in total would not exceed $40,000. As excess funds become available from such liquidations they will be utilized for working capital, reinvested in our ongoing business activities or redeployed into newly targeted opportunities.

Office and Other Leases. We lease office space in Oklahoma City, Oklahoma, aggregating 5,265 square feet under a lease expiring September 30, 2013, at a current annual rental of $84,000. In addition, BTI leases a minor amount of warehouse space for storage at other locations as required to serve its needs.

Employees. As of December 31, 2008, we employed 12 full time employees and two part time employees in our continuing operations, including sixfull time employees and two part time employees on the corporate staff.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

See Item 1(c) for a description of properties.

Item 3.  Legal Proceedings.

Except as set forth below, neither we nor any of our subsidiaries are engaged in any litigation or governmental proceedings which we believe will have a material adverse effect upon the results of operations or financial condition of any of such companies.

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

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)  Market information.

Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the ticker symbol BRCO. The following table sets forth the range of reported high and low bid quotations A for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

2008A	High	Low
Fourth quarter	$5.40	$2.55
Third quarter	7.90	1.10
Second quarter	2.50	0.51
First quarter	0.83	0.26

2007A	High	Low
Fourth quarter	$1.00	$0.26
Third quarter	1.01	0.30
Second quarter	0.85	0.25
First quarter	1.01	0.60

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

(b)  Holders.

As of March 31, 2009, the Company had 429 record holders of common stock.

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

(d)  Securities authorized for issuance under equity compensation plansA.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation approved by security holders	2003-2 DSC PlanB 2006 SO PlanD	-349,273 -30,000	$4.00C $1.53	None 70,000

Equity compensation plans not approved by security holders	Individual) Compensation) Arrangements)	-72,240E 12,869F	$1.00E $0.80F	None None

Total	All Plans	-890,558	$1.01	109,959

_______

AThe numbers shown in the above table are as of December 31, 2008.

BThe 2003-2 Deferred Stock Compensation Plan, as amended, which authorized 800,000 shares to be issued, was approved by the stockholders at the 2004 Annual Stockholders’ Meeting. At the time the Plan was terminated on November 17, 2005, a total of 797,812 Stock Units had been credited to the Participants’ Stock Unit Accounts based upon the Participants’ deferral of $425,100 of Fees or Compensation. At year-end 2008, a total of 448,535 shares had been distributed to the Participants, 4 fractional shares had been cashed out, and 349,273 additional shares remained to be distributed to Participants who had elected the equal annual installments distribution method.

CSince the exercise price of the Stock Units in the DSC Plan is determined by the Fair Market Value of the shares on their date of distribution from the respective Plans, we have used the year-end 2008 price of $4.00 per share as the weighted-average exercise price of the outstanding Stock Units since the value on the distribution dates is not determinable.

DThe 2006 Stock Option Plan (the “2006 SO Plan”), which superseded and replaced the 2005 Stock Option Plan (the “2005 SO Plan”), authorized the issuance of 100,000 shares of common stock.

EReflects 5-year warrants, expiring in January of 2010, to purchase 72,240 shares of common stock issued to the Selling Agents as part of their commission in connection with the private placement by them of $1,806,000 of our 2010 Notes. All of the notes have now been repaid.

FReflects 2-year warrants, expiring in August and September of 2009, to purchase 11,451 shares of common stock issued to parties who purchased $129,000 of short-term notes maturing in February and March of 2008. All of the notes have now been repaid.

(e)  Performance graph.

The following performance graph compares our cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ Market Indexand the SIC Code Index of the Bituminous Coal, Surface Mining Industry compiled by Morningstar, Inc. for the period from December 31, 2003 through December 31, 2008. The performance graph assumes that the value of the investment  in our stock and each index was $100 on December 31, 2003, and that any dividends were reinvested. We have never paid dividends on our common stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE BEARD COMPANY,

NASDAQ MARKET INDEX AND SIC CODE INDEX

	---------------------------------------FISCAL YEAR ENDED------------------------------------------
COMPANY/INDEX/MARKET	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
The Beard Company	100.00	480.00	1000.00	808.00	440.00	3200.00
Bituminous Coal, Surface Mining Industry Index	100.00	153.52	232.94	218.46	375.45	151.70
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

The Industry Index chosen consists of the following companies: Alliance Holdings GP LP, Alliance Resource Partners, Arch Coal, Inc., Consol Energy, Inc., Foundation Coal Holdings, International Coal Group Inc., James River Coal Company, National Coal Corp., Peabody Energy Corp., Penn Virginia GP Holdings, Westmoreland Coal Co. and Yanzhou Coal Mining Co.

Item 6. Selected Financial Data.

The following financial data are an integral part of, and should be read in conjunction with, the financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 39 of this report.

	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of operations
Revenues from continuing operations	$1,505	$1,467	$1,717	$1,350	$ 972

Interest income	8	8	25	18	3

Interest expense	(713)	(892)	(959)	(975)	(694)

Earnings (loss) from continuing operations	3,311	(953)	(607)	(1,523)	1,486

Loss from discontinued operations	(947)	(1,073)	(947)	(637)	(549)

Net earnings (loss)	2,364	(2,026)	(1,554)	(2,160)	937

Net earnings (loss) attributable to common shareholders	2,364	(2,026)	(1,554)	(2,160)	937

Net earnings (loss) per share (a)(b):
Basic:
Earnings (loss) from continuing operations	0.46	(0.16)	(0.10)	(0.26)	0.28
Loss from discontinued operations (b)	(0.13)	(0.18)	(0.17)	(0.11)	(0.10)
Net earnings (loss)	0.33	(0.34)	(0.27)	(0.37)	0.18
Diluted:
Earnings (loss) from continuing operations (b)	0.32	(0.16)	(0.10)	(0.26)	0.23
Loss from discontinued operations (b)	(0.09)	(0.18)	(0.17)	(0.11)	(0.09)
Net earnings (loss)	0.23	(0.34)	(0.27)	(0.37)	0.14

Balance Sheet Data:
Working capital	(1,537)	(3,159)	(1,146)	(2,884)	(946)

Total assets	1,765	2,334	2,422	4,464	2,712

Long-term debt (excluding current maturities)	2,670	6,989	7,279	7,038	5,393

Convertible preferred stock	889	889	889	889	889

Redeemable preferred stock	-	-	-	-	-

Total common shareholders’ equity (deficiency)	(3,012)	(9,185)	(7,348)	(5,983)	(4,144)

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

Overview

General. In 2008 we operated within the following operating segments: (1) the coal reclamation (“Coal”) Segment, (2) the carbon dioxide (“CO2”) Segment, (3) the e-Commerce Segment, and (4) the oil and gas (“Oil & Gas”) Segment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment is engaged in a strategy to develop business opportunities to leverage starpay’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas. We are also conducting minerals exploration and development through our investment in Geohedral, LLC, a partnership organized in 2006 to explore for hard minerals in Alaska.

In 2008 our continuing operations reflected earnings of $3,311,000 compared to losses of $953,000 and $607,000 in 2007 and 2006, respectively.

Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential. This ultimately led to the discontinuance of five of our unprofitable segments. Such discontinued operations reflected losses of $947,000 in 2008, $1,073,000 in 2007 and $947,000 in 2006. See “Discontinued Operations” below.

We are focusing our primary attention on the Coal and Oil & Gas Segments, which we believe have significant potential for growth and profitability.

We have other assets and investments that we have been liquidating as opportunities have materialized.

Operating results for 2008, 2007 and 2006 continue to be impacted by the lack of a coal contract generating operating profits since January of 1999. Termination of our last previous significant contract (see “Coal Reclamation Activities---The MCN Projects”) resulted in a severe decline in the segment’s revenues---from $8,585,000 in 1998 down to $23,000 in 2008---with a correspondingly dramatic impact on profitability. The segment, which had an operating profit of $1,678,000 in 1998, recorded operating losses of $780,000 in 2006, $505,000 in 2007 and $476,000 in 2008.

Operating profit for the CO2 Segment in 2008 increased $99,000, or 9%, from 2007, primarily as the result of increased pricing associated with our interests in the McElmo Dome field. The operating loss of the e-Commerce Segment decreased $2,000 to $123,000 for 2008 compared to $125,000 for 2007. An increase in administrative expenses, primarily legal expenses and travel costs associated with the VISA litigation, were offset by reduced impairment expenses in 2008 compared to 2007. The Oil & Gas Segment recorded an operating profit of $25,000 for 2008 compared to $7,000 for 2007 as the result of slightly higher production to our interest and significantly higher pricing. Our Coal Segment’s operating loss decreased by $29,000---from $505,000 in 2007 to $476,000 in 2008---as a result of reductions in expenses, primarily insurance. The operating loss from corporate activities at the parent company increased $304,000, or 37%, from $818,000 in 2007 to $1,122,000 in 2008 primarily as the result of increased compensation and professional fees and the expensing of previously capitalized costs associated with several of our debt instruments which were converted to common stock in the third and fourth quarters of 2008. Our overall results from continuing operations reflected an improvement of $4,264,000 from a loss of $953,000 in 2007 to earnings of $3,311,000 in 2008, primarily as a result of $3,329,000 in gains on the sales of assets and the gain on the sale of a controlling interest in subsidiaries of $1,671,000 for 2008. Gain on the sale of assets was $216,000 for 2007 and we received a $96,000 distribution in the same year from the partnership involved in the administration of the settlement proceeds from a lawsuit against the previous operator of the McElmo Dome field.

Operating profit for the CO2 Segment in 2007 decreased $261,000, or 20%, from 2006, primarily as the result of increased administrative costs associated with our interests in the McElmo Dome field and our decision to place part of our production from the field in long-term storage. The operating loss of the e-Commerce Segment increased $30,000 to $125,000 for 2007 compared to $95,000 for 2006 as the result of higher salary and related expenses. The Oil & Gas Segment recorded an operating profit of $7,000 for 2007 compared to $80,000 for 2006 as the result of lower production and pricing. Our Coal Segment’s operating loss decreased by $275,000---from $780,000 in 2006 to $505,000 in 2007---as a result of the discontinuation in the fourth quarter of 2006 of the Pinnacle Project in West Virginia. The operating loss from corporate activities at the parent company decreased $120,000, or $13%, in 2007 primarily as the result of the practice, begun in late 2006, of allocating certain related overhead expenses to the now discontinued China Segment. Such charges amounted to $180,000 in 2007. Our overall loss from continuing operations was, again, disappointing and reflected a deterioration of $354,000 to $953,000 for 2007, compared to $607,000 for 2006. Gain on the sale of assets was $216,000 for 2007 and we received approximately $96,000 from the defense fund in a lawsuit which has now been terminated.

We had a substantial improvement in our balance sheet and overall financial condition in 2008.  The sale of our remaining interest in McElmo Dome, which is slated to close no later than May 8, 2009, will produce a gain of nearly  $5 million with a corresponding improvement to our balance sheet and liquidity.  This has mitigated the concern over our ability to continue as a going concern.

Liquidity and capital resources

Capital resources. Our capital investment programs have required more cash than has been generated from operations during the past three years. Cash flows used in operations during 2008, 2007 and 2006 were $(1,944,000), $(1,515,000) and $(2,404,000), respectively, while capital additions from continuing operations (excluding the Pinnacle Project) were $575,000, $108,000, and $124,000, respectively, as indicated in the table below:

	2008	2007	2006

Coal*	$538,000	$12,000	$25,000
Carbon dioxide	8,000	86,000	92,000
e-Commerce	-	-	3,000
Other	29,000	10,000	4,000
Total	$575,000	$108,000	$124,000

_________

*Capital additions to the Pinnacle Plant have been excluded since BPLLC is no longer a consolidated subsidiary, and certain amounts for 2006 have been restated.

Our 2009 capital expenditure budget has tentatively been set at $3,000 to cover the cost of capital expenditures in the McElmo Dome field through February 28, 2009.  Since we are selling our remaining interest effective as of March 1, 2009, we will have no such expenditures thereafter in the  CO2 Segment.  The $3,000 will come from our cash flow from the present production prior to the sale.  The 2009 budget does not include the capital cost of any coal recovery plants that may be constructed by the Coal Segment since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing. No major capital expenditures are contemplated in 2009 by the e-Commerce or Oil & Gas Segments.  However, we will invest $700,000 in Beard Dilworth, LLC and we contemplate that we will make an addional investment in the range of $500,000 in Geohedral LLC.

Liquidity. Sustaining the operating activities of our two unprofitable segments, plus our overhead, has resulted in a serious outflow of cash during the past three years. We have managed to survive this cash shortfall to date through a series of financings and the sale of various assets, principally those left over from our discontinued operations. A $2,783,000 long-term line of credit (paid down to $2,250,000 in March of 2008) from an affiliate of the Chairman, secured by our working and overriding royalty interests in the McElmo Dome Field, has been periodically extended and currently matures in April of 2010.

Five private debt placements raised gross proceeds of $4,184,000 during the four years ended December 31, 2008, including $105,000 of notes sold in the first quarter of 2007. (See “PART I. Item 1. Business. General development of business. Efforts to Improve Cash Flow/Private Debt Placements” for additional details.) In early 2005 a 50%-owned subsidiary borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. Since that time more than $1,169,000 has been borrowed by the subsidiary from our 50%-owned subsidiary, BEE/7HBF. We sold our interest in BEE/7HBF at the end of 2008 and were relieved of our share of these two debt obligations at that time. In 2005 and 2006 we borrowed more than $11,350,000 from the pond owner to construct a jointly-owned coal fines recovery plant, the Pinnacle Plant, in West Virginia. We disposed of our controlling interest in this project in October of 2006 and were relieved of a guaranty of the debt when we transferred our remaining interest in the project in May of 2007. (See “PART I. Item 1. Business. General development of business---Additional Details---Loans from and Agreements with PinnOak Resources”).

In addition, we secured a $350,000 long-term bank credit facility (the “2006 Facility”) in March of 2006, and borrowed $200,000 from a third party in May of 2006. These financings were supplemented in 2007 by (i) a $150,000 short-term loan from a shareholder of a former affiliate, (ii) $192,000 of short-term loans from our Note holders, (iii) $105,000 of additional convertible notes discussed above, and (iv) a $1,500,000 long-term bank credit facility (the “2007 Facility”) in June of 2007. $220,000 of the proceeds from the 2007 Facility were used to retire the remaining principal balance under the 2006 Facility. (See “PART I. Item 1. Business. General development of business. Bank Credit Facilities” for additional details). The balance owed on the 2007 Facility was reduced to zero in March of 2008. During the third and fourth quarters of 2008 we borrowed another $800,000 on the 2007 Facility. In December of 2008 we signed a new agreement with the bank renewing the facility (the “2008 Facility”) and these later borrowings were included in that $1,000,000 borrowing arrangement. In addition, we received approximately $96,000 from a litigation defense fund in August of 2007. These measures enabled the Company to continue operating until the events described under Recent Developments had occurred or until they do occur. (See “PART I. Item 1. Business. General development of business---Recent Developments”).

Our activities in 2006, 2007 and 2008 were primarily funded from the proceeds of the private debt placements described above. Future cash flows and availability of credit are subject to a number of variables, including demand for our coal reclamation services and technology, continuing demand for CO2 gas, demand for our oil and gas production, and the e-Commerce Segment’s success (i) in developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property or (ii) resulting from its ongoing Visa litigation.

During 2008, we reduced the deficit in our working capital position by $1,622,000 to $(1,537,000) at year-end 2008 from $(3,159,000) at year-end 2007 and the current ratio decreased from 0.28 to 1 to 0.21 to 1. Most of the improvement in our working capital position resulted from the sale on December 31, 2008 of our interest in the partnership owning the fertilizer manufacturing plant in China. The net excess of liabilities over assets removed from the balance sheet as a result of this transaction resulted in a $1,626,000 improvement in working capital. During 2008, we borrowed an additional $1,344,000 of which $898,000 is due to be repaid in one year. Another $444,000 became current debt in 2008. The Coal Segment used $67,000 to purchase equipment and $476,000 to fund operating losses. Another $123,000 was used to fund the activities of the e-Commerce Segment. We repaid $2,769,000 in debt and $1,486,000 in accrued interest expense. Other corporate activities utilized approximately $1,162,000 of working capital. The bulk of these expenditures were funded by a net additional $1,175,000 in debt, the $591,000 in advances by our former 50% partner in China, $1,369,000 from the sale of carbon dioxide and $3,475,000 from the sale of assets.

Management's operating attention is now primarily focused on coal reclamation, our oil and gas activities, and our mining investment in Alaska. Although the outcome of the Pinnacle and Yukon Projects was disappointing, the outlook for the Coal Segment remains bright. The segment has several projects underway which are in various stages of development and financing. (See “Options Being Currently Explored to Improve Liquidity – Alden Project and Other Projects.”) However, there is no assurance that the financing efforts for these projects will materialize or that any meaningful cash flow will be available from these sources prior to 2010. We also believe that our investment in Geohedral and our new investment in Beard Dilworth, LLC present huge opportunities for us.

On the positive side, the sale of 35% or our interest in McElmo Dome in March of 2008 generated net cash of approximately $3,475,000 and enabled us to pay down more than $2,500,000 of debt.

Options Being Currently Explored to Improve Liquidity: We are currently exploring several options to address our cash needs in 2009 and future years:

•     Private Placement. We had commenced a private placement to sell up to $500,000 of short-term 12% notes coupled with 2-year warrants to purchase up to 100,000 shares of our common stock at an exercise price of $3.00 per share in to meet our current cash needs. A total of $119,000 of the notes were sold. The offering was terminated on April 14, 2009 when the agreement to sell our remaining interest in McElmo Dome was reached.

•     Sale of Additional Interest in McElmo Dome. On April 14, 2009, we reached an agreement to sell our remaining interest in the McElmo Dome Unit for $5.2 million. We believe the net proceeds from the sale will be adequate to meet our cash requirements until such time as our Coal and Oil & Gas Segments and/or our equity in the net earnings from Beard Dilworth, LLC and/or Geohedral, LLC are generating sufficient cash to do so.

•     Beard Dilworth, LLC. On March 25, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of the Company, made an offer to purchase the properties comprising the Dilworth Field (the “Dilworth Properties”) located on the Nemaha Ridge in Kay County in northern Oklahoma from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale, for a total purchase price of $1,695,000. On March 30, 2009, the terms of the purchase were agreed to and an $80,000 earnest money deposit was delivered to Summit. Closing is set to occur no later than April 17, 2009.

BDLLC is currently in the process of raising a total of $7,000,000 from private investors to finance the purchase of the Dilworth Properties and complete its contemplated development program. The investors who contribute the initial $2,000,000 of capital to BDLLC will receive a 3.5 to 1 return ($7,000,000) before payout; the investors who contribute the next $5,000,000 will receive a 3 to 1 return ($15,000,000) before payout. After the $22,000,000 payout, the investor group will own 40% of BDLLC, the Company will own 10%*, and Subsurface Minerals Group (“SMG”), which was the debtor on (and has approximately $10,000,000 invested in) the Dilworth Properties, will back in for 50%. Based upon the current oil price of approximately $50/bbl., we estimate that the $22,000,000 payout would occur during 2010.

_________

*The Company will actually own a 10% interest before payout by virtue of its $700,000 capital contribution to the partnership, and 14% after payout ("APO") (the 10% back-in plus the 4% APO interest on its $700,000 investment).

It is estimated that the Dilworth Field has produced more than 70 million barrels of oil since its discovery around 1915. A reservoir study by one of the country’s most highly respected engineering firms has estimated that the Field should be capable of recovering an additional 3.4 to 4.4 million barrels of oil from the Arbuckle Formation by injecting between 180,000 and 200,000 barrels of water per day. The targeted injection rate for the project is 287,000 barrels of water per day.

We believe that we will be able to raise the $7,000,000 needed to complete the contemplated development program. However, there is no assurance that additional funds beyond those already raised will be secured. In the event there is a delay in raising the funds, or the full amount is not raised, development of the Field and the contemplated payout will be delayed.

•   Alden Project. Our subsidiary, Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”) and KeLa Energy LLC (“KeLa”) to secure $31 million of funding to construct a new processing plant at Alden’s preparation plant in south central Kentucky. Alden began circulating an Offering Document on April 2, 2009, to secure the funding and advise that they have 6-8 active, interested parties. The project will be totally financed by Alden who will own the plant.

Under the proposed arrangement, BTI will receive an average royalty of 7.5% (approximately $1,800,000/year) for the first 11 years and 5% (approximately $1,400,000/year) for the last nine years during the 20-year life of the project (“LOP”). In addition, BTI will receive a $30,000/month overhead fee for managing the recovery operation during the LOP, commencing with the date construction starts.

Despite assurances from Alden that they do not anticipate any problem in securing the proposed financing, there is no assurance that the required financing will be obtained and that the Alden Project will proceed.

•   Other Projects. In addition to the Alden project, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. Two of these are in the advanced stage of development, and one of these, the TransAlta project, is far enough along that it could be at the startup stage prior to year-end. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

We generated earnings from continuing operations of $3,266,000 in 2008, and incurred losses from continuing operations totaling $1,560,000 during the previous two years. We realized net losses from discontinued operations totaling $2,967,000 during the three years as the bulk of the assets of the assets of four of the discontinued segments have been sold. We have sold the majority of the assets and settled the majority of the liabilities of all of the discontinued segments. The Company expects to dispose of the remaining assets and be relieved of the remaining liabilities in the China Segment, all of which are considered to be immaterial, prior to December 31, 2009. The bulk of the problems from the discontinued segments are now behind us and management expects to dispose of the assets remaining from such operations in 2009. We will pursue the sale of such assets as opportunities become available, and expect to realize cash of at least $40,000 therefrom. As discussed above, we also have other assets we can sell to generate cash if necessary.

In the near-term, the cash flow from our CO2 and Oil & Gas Segments will not be sufficient to sustain our operations, and we must generate funds from the sale of assets or from financings until the projects under development in the Coal and Oil & Gas Segments can generate positive cash flow or the anticipated cash from the financings discussed above can cover the shortfall. Depending upon the actions finally taken, this may well involve further dilution to our stockholders.

Our selected liquidity highlights for the past three years are summarized below:

	2008	2007	2006

Cash and cash equivalents	$182,000	$61,000	$188,000
Accounts and other receivables, net	185,000	665,000	225,000
Asset sales	3,501,000	306,000	290,000
Assets of discontinued operations held for resale	26,000	487,000	789,000
Liabilities of discontinued operations held for resale	65,000	1,651,000	1,464,000
Trade accounts payable	97,000	53,000	113,000
Current maturities of long-term and short-term debt	1,342,000	2,235,000	471,000
Long-term debt	2,670,000	6,989,000	7,279,000
Working capital	(1,537,000)	(3,159,000)	(1,146,000)
Current ratio	0.21to1	0.28to1	0.51to1
Net cash provided by (used in) operations	(1,944,000)	(1,515,000)	(2,404,000)

In 2008, we had positive cash flow of $121,000. Operations of the Coal and e-Commerce Segments and the discontinued operations resulted in cash outflows of $1,546,000. (See “Results of operations---Other corporate activities” below).

Our investing activities provided cash of $2,994,000 in 2008. Proceeds from the sale of assets provided cash of $3,501,000. Acquisitions of property, plant and equipment and intangible assets used $105,000 of the cash outflow.

Our financing activities utilized cash flows of $929,000 in 2008. We received net cash of $1,166,000 on our borrowings and received $591,000 from our former 50% partner in China and utilized $2,769,000 for payments on lines of credit and term notes.

At December 31, 2008 we had $200,000 available on our reducing revolving credit line at the bank. In March of 2008 we sold 35% of our interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. We used $1,307,000 to payoff our reducing line of credit with our local bank, another $1,332,000 to pay down debt and accrued interest owed to an affiliate of the Chairman and another $53,000 to payoff short-term debt and accrued interest to a related party. The remainder was used to fund working capital needs for the year.

Material Trends and Uncertainties. We recorded net earnings of $2,364,000 in 2008 compared to net losses of $2,026,000 in 2007 and $1,554,000 in 2006. We had generated operating losses for nine consecutive years until the current year. The recent trend has been positive. There had been a significant improvement in our operating margins in our continuing operations in each of the prior three years, with the operating loss declining to $378,000 in 2007 from $409,000 in 2006 and $930,000 in 2005 but the operating loss for 2008 increased $156,000 to $534,000. Despite the amount of debt that we have incurred in recent years, we believe that we have the ability to finance our projects on a project financing basis, as demonstrated by our recent success in promoting the Geohedral project in Alaska ($4,795,000 raised to date).  At the corporate level, future borrowings will likely be dependent upon our ability to generate positive cash flows from operations. It is unlikely that additional borrowings will be made available to us from a related party. As discussed above, to the extent that the cash flow from our CO2 and Oil & Gas Segments, the McElmo Dome and Visa litigation fail to support our operations, we must generate funds from the sale of assets or from new projects to cover the shortfall. If these measures are not sufficient, we may be forced to raise additional capital, which would likely further dilute our shareholder holdings. We cannot assure you that we would be able to raise additional capital on acceptable terms, or at all.

Our 2008, 2007 and 2006 financial results were burdened by losses from discontinued operations totaling $947,000, $1,073,000 and $947,000, respectively. At year-end 2008 our total assets, net of current assets of $398,000, had been written down to $1,367,000. $241,000 of this amount consisted of our McElmo Dome properties which generated revenues of $1,369,000 and operating profits of $1,162,000 in 2008. We believe it is highly unlikely that there will be any significant impairments going forward. Nor do we anticipate having any significant additional losses from the operations of the discontinued segments going forward. On the other hand, 2007 and 2008 financial results benefited from the fourth and then the fifth, and final, McElmo Dome settlement payments in the gross amounts of $96,000 and $4,000, respectively. The Settlement was a non-recurring item, so we will not have this benefit in the future except to the extent that McElmo Dome operating results may benefit from improved pricing or reduced pipeline charges as a result of the Settlement.

One uncertainty we are facing is the amount of litigation expense the e-Commerce Segment will incur in 2009 related to the litigation against Visa. The amount of expense will depend upon the outcome of ongoing settlement discussions between the parties. It is difficult to estimate how much the segment’s one-half of the out-of-pocket expenses (excluding legal fees) associated with such litigation may total.

Results of operations

General. We discontinued four of our segments, all of which were unprofitable, during the period from 1998 to 2001. Management has since been focusing its attention on making the remaining operations profitable. Although we succeeded in bringing our initial fertilizer project in China on-line, its operating results to date have been disappointing and, in 2007, we elected to discontinue the China Segment. The Pinnacle Project began operations in the fourth quarter of 2006 and made its first coal shipment in November of 2006. However, for the reasons discussed above, it will not contribute to future operating results. (See “PART I. Item 1. COAL RECLAMATION ACTIVITIES---(Loans from and Agreements with PinnOak Resources)(Pinnacle Project)” for additional details). Subject to obtaining the necessary financing, it appears that we will be bringing one of the other projects under development in the Coal Segment to reality later this year, but we do not anticipate any significant cash flow benefit from the project until 2010. Meanwhile, as mentioned above, we will need to pursue the sale of some of our assets and may also need to pursue additional outside financing, which would likely involve further dilution to our shareholders.

Operating profit (loss) for the last three years for our remaining segments is set forth below:

2008	2007	2006

Operating profit (loss):
Coal	$(476,000)	$(505,000)	$(780,000)
Carbon dioxide	1,162,000	1,063,000	1,324,000
e-Commerce	(123,000)	(125,000)	(95,000)
Oil & gas	25,000	7,000	80,000
Subtotal	588,000	440,000	529,000
Other - principally corporate	(1,122,000)	$(818,000)	$(938,000)
Total	$(534,000)	$(378,000)	$(409,000)

Following is a discussion of results of operations for the three-year period ended December 31, 2008.

Coal reclamation. We have focused most of our attention in recent years on coal reclamation. The following table depicts segment operating results for the last three years:

	2008	2007	2006

Revenues	$ 23,000	$ 21,000	$ 25,000
Operating costs	(283,000)	(335,000)	(430,000)
SG&A	(201,000)	(181,000)	(335,000)
Other expenses	(15,000)	(10,000)	(40,000)
Operating profit (loss)	$(476,000)	$(505,000)	$(780,000)

The Coal Segment’s operating loss for 2008 was $29,000 less than that of 2007 due reductions of $52,000 in operating costs offset by an increase of $20,000 in SG&A expenses, primarily interest expense. Revenues for 2008 were only $2,000 greater than the $21,000 recorded in 2007. The segment’s operating costs declined by $52,000 due to reduced insurance and payroll expenses. In October 2008, the Coal Segment moved its office and lab facilities from Pittsburgh to Somerset, Pennsylvania, a distance of 75 miles. The segment purchased approximately 13 acres of real estate which includes two structures, one of which will serve as the administrative offices and the other will house the laboratory and related equipment. The segment issued $468,000 in notes payable for the new facilities. The segment incurred an additional $20,000 in interest charges associated with these notes and another note for the purchase of a vehicle. Depreciation expense increased $5,000 for 2008 compared to 2007 as a result of these asset acquisitions. The Coal Segment’s operating loss for 2007 was $275,000 less than that of 2006 due to reductions of $95,000 in operating costs and $154,000 in SG&A expenses. The segment’s involvement in the Pinnacle plant was terminated in the fourth quarter of 2006. This termination was also responsible for the $30,000 reduction in other expenses, primarily depreciation. Revenues for the segment were $4,000 less in 2007 than in 2006 as the segment performed fewer smaller drilling jobs in the current period than in prior years. The Coal Segment’s operating loss for 2006 was $3,000 less than that of 2005 primarily due to a $90,000 reduction in operating costs. This was offset by a $27,000 decrease in revenues as we concentrated on the startup activities of the Pinnacle plant in West Virginia. Except for the aforementioned contract, no new projects were undertaken during the three year period.

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

Carbon dioxide. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our two carbon dioxide producing units in Colorado and New Mexico. These units also provide very minor amounts of revenue from the sale of oil, natural gas and sulphur. The following table depicts operating results for the last three years:

	2008	2007	2006

Revenues	$ 1,369,000	$ 1,367,000	$ 1,540,000
Operating expenses	(181,000)	(254,000)	(170,000)
DD&A	(26,000)	(50,000)	(46,000)
Operating profit	$ 1,162,000	$ 1,063,000	$ 1,324,000

The following table shows the trend in production volume, sales prices and lifting cost for the three years:

	2008	2007	2006

Net production (Mcf)	867,000	1,570,000	1,933,000
Average sales price per Mcf	$1.55	$0.97	$0.79
Average lifting cost per Mcf	$0.19	$0.12	$0.07

As evidenced by the above, revenues, production and sales prices per Mcf are all trending up relatively significantly, while lifting costs per Mcf had remained relatively static until 2007 when the costs associated with an arrangement with a new purchaser increased significantly. More importantly, the operating margin has trended sharply upward until 2007. As a result of additional development drilling currently underway in the field, the increase in oil prices which has increased the demand for CO2, and anticipated continuing improvement in CO2 pricing as a result of the McElmo Dome settlement, we look for continuing improvement in the outlook for the CO2 Segment in 2008. In May of 2007 we committed the approximately 30% of our McElmo Dome production that had been selling at the lowest prices to a new purchaser which began taking such production August 1. The price we receive under this contract tracks the price of crude oil. Negotiations are currently underway for new contracts covering the balance of our production, again geared to the price of crude oil. The net revenues received according to the terms of the contracts dedicated to this entity were greater than they would have been under the terms of the contracts with the prior operator. Effective February 1, 2008, we sold 35% of our interest in the McElmo Dome field with a corresponding effect on production figures to our interest. Additionally, a total of 800,000

Mcf of production has been placed in long-term storage compared to 337,000 Mcf at year-end 2007 and this is the primary reason for the decline in operating profit for the segment.

e-Commerce. In early 1999, we began developing our proprietary concept for an Internet payment system through starpay. starpay recorded revenues of $5,000 in 2006, 2007 and 2008, respectively. The decrease in revenue to $5,000 for 2006 and each of the next two years was because the segment’s patent license agreement provided for an annual license fee of $25,000 during only its first three years, beginning in 2003, and the final license fee was paid in the first quarter of 2005. The segment recorded $100,000, $117,000, and $127,000 of SG&A expenses in 2006, 2007 and 2008, respectively. Operating results for these years were burdened with additional legal expenses associated with the segment’s ongoing litigation against VISA. Because, however, of the snail’s pace at which the VISA lawsuit had been progressing, in 2006 the Company granted the request of starpay’s managing member to spend a portion of his time assisting his spouse in a newly purchased business. Accordingly, he received only half his normal salary from February through September of that year. This was the primary reason the operating loss of starpay decreased $44,000 to $95,000 in 2006 compared to 2005. Legal costs decreased $14,000 from 2006 to 2007 but this was more than offset by a $30,000 increase in salary expenses for the same period as the managing member returned to full time status. Additionally, the segment expensed $13,000 of previously unamortized costs associated with an unsuccessful attempt to gain another patent on its Internet technology. As a result, the operating loss for the segment increased from $95,000 in 2006 to $125,000 in 2007. Legal expenses were $9,000 greater in 2008 compared to 2007 but this was more than offset by the $13,000 write off of patent costs above and, as a result, the segment’s operating loss for 2008 increased to $125,000 compared to $123,000 for the year 2007.

Oil & Gas.In recent years we have acquired federal and state oil and gas leases in several states. Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in the fourth quarter of 2005. We have a 22.5% working interest in seven of these wells and a 3.6% override until payout and a 22.5% working interest after payout in the other well. We also have overriding royalty interests in four wells located in Wyoming which began production in 2005. The segment recorded $147,000 in revenues for 2006. Both production to our interest and the prices received for the production decreased in 2007 compared to 2006, falling 45% and 16%, respectively, resulting in a $73,000 decrease in revenue to $74,000. In 2008, production increased only slightly at about three percent but prices received increased roughly 40% for the year resulting in an increase in revenue of $34,000 to $108,000 for 2008 compared to 2007. Operating costs totaled $68,000, $52,000 and $51,000 for 2008, 2007 and 2006, respectively. The segment’s depreciation, depletion and amortization of its equipment and oil & gas leases totaled $15,000, $15,000 and $16,000 for 2008, 2007 and 2006, respectively. As a result, the segment contributed operating profits of $25,000, $7,000 and $80,000 for 2008, 2007 and 2006, respectively.

Other corporate activities. Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $1,122,000 in 2008, $818,000 in 2007 and $938,000 in 2006. The $304,000 increase in operating loss for 2008 compared to 2007 was due primarily to increases of $144,000, $32,000, $35,000, $65,000 in compensation, insurance, professional, and amortization expenses, respectively. In the third quarter of 2008, we granted $98,000 of bonus awards of restricted stock to several employees and conveyed a small interest in the Geohedral project to our President. We expensed approximately $52,000 of previously capitalized costs associated with certain debt instruments which were converted to common stock in the third and fourth quarters of 2008. The $120,000 decrease in operating loss for 2007 compared to 2006 was due primarily to our practice, begun in the latter part of 2006, of charging related entities for certain overhead items pertaining to their operations and incurred by us. Such charges amounted to $228,000 in 2007. This was offset by increases in salary expenses and related costs, data processing fees, net accounting and other professional fees, DD&A and insurance costs of $32,000, $4,000, $7,000, $12,000 and $17,000, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased $239,000 to $971,000 in 2008 after decreasing $131,000 to $732,000 in 2007 from $863,000 in 2006. As mentioned above, we granted $98,000 in stock bonus awards granted to several employees in 2008, insurance expenses increased $32,000 and professional fees increased $50,000 for the same periods. We recorded a $37,000 liability relating to expected future benefits to be paid two former employees. We moved to a new office location in the fourth quarter of 2008 incurring net moving expenses of approximately $10,000. There were numerous minor increases and decreases in SG&A accounts resulting in the net $131,000 decrease when comparing 2007 to 2006. The primary reason for the decrease is the practice, which we began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides. See “Other corporate activities” above.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased to $207,000 for 2008 after decreasing $4,000 to $174,000 in 2007 compared to $178,000 in 2006. In 2008, we expensed $52,000 of previously capitalized costs associated with certain debt instruments. The debt associated with these costs was converted to shares of our common stock in the third and fourth quarters of 2008. The increases in 2006 were due to increased amortization expense associated with the issuance of debt in 2005 and 2006.

Interest income. Interest income remained static at $8,000 in 2008 and 2007 after increasing to $25,000 in 2006 from $18,000 in 2005. The decrease in 2007 reflects our tight cash position and the lack of funds available for short-term investments during the period. The increase in 2006 is from short-term investments associated with increased levels of cash on hand as a result of our debt offerings during that period.

Interest expense. Interest expense decreased to $713,000 in 2008 compared to $892,000 in 2007 after decreasing another $67,000 from $959,000 in 2006. We have been obliged to borrow increasing levels of debt during the last few years to meet our working capital and operating needs and to fund the activities of the several segments. Increases in our stock price in the last half of 2008 allowed us to convert $3,652,000 of this debt to our common stock resulting in a significant decrease in interest expense. The year 2006 included $202,000 of amortization of discount associated with our 10% Debt retired or exchanged in November, 2006.

Equity in earnings of unconsolidated affiliates. Our equity in earnings of unconsolidated affiliates reflected losses of $429,000 and $4,000 for 2008 and 2007, respectively, and net earnings of $49,000 for 2006 after the impairments discussed below.

 In 2006, we recorded $51,000 of earnings from Cibola Corporation ("Cibola") stemming from the termination of an agreement with them.  In addition, we recorded $2,000 of losses for each of the years 2006 and 2007 from our investment in JMG-15, a real estate partnership in Texas that sold a parcel of land during the year and $4,000 in losses from this entity in 2008. In 2007, we also recorded a loss of $1,000 from our interest in a drilling partnership also operating in Texas and a $1,000 impairment of an investment in an unsuccessful start-up fertilizer operation in the United States. In 2008, we recorded a loss of $442,000 related to our new investment in Geohedral, the start-up mining partnership operating in Alaska. Also, in 2008 we recorded $17,000 in earnings from our investment in a partnership engaged in CO2 marketing.

Gain on sale of controlling interest in subsidiary. When, in 2006, the investor group in BPLLC exercised their option to assume control of the operations and a 75% ownership interest in the Project, our interest in the LLC was reduced to 25%. We recorded a $383,000 gain in 2006 as a result of being relieved of the debt obligations which had funded the previously recorded losses of $423,000 offset by $40,000 of intangible assets previously capitalized but now written off. There were no other such transactions in 2007. On December 31, 2008, we finalized an agreement to sell our remaining interest in the U.S. partnership which owned 100% of a fertilizer manufacturing plant operating in China. The transaction resulted in our recording a gain of $1,671,000 for the year.

Gain on sale of assets. Gains from the sale of assets totaled $3,339,000, $216,000 and $287,000 in 2008, 2007 and 2006, respectively. Effective February 1, 2008, we sold 35% of our interest in McElmo Dome, the CO2 field located in Colorado and New Mexico, for $3,500,000 and, after paying commissions and related fees, recorded a net gain of $3,338,000 on the sale. In October of 2007, we sold our interests in the Bravo Dome CO2 field for $300,000 and, after paying a commission of $15,000, recorded a net gain on the sale of $215,000. The large increase in 2006 is attributable to the Coal Segment recording a $280,000 gain resulting from the sale of certain assets to the 25%-owned LLC now operating the coal fines recovery project in West Virginia. The remaining gains for 2007 and 2006 reflected proceeds from the sale of certain other assets sold in such years.

Gain on settlement. We recorded a $96,000 gain as a result of the receipt in 2007 of the fourth installment from the McElmo Dome litigation. In 2008, we received $4,000 as our share of the final distribution related to this litigation.

Income taxes. We have approximately $26.3 million of net operating loss carryforwards and $3 million of depletion carryforwards to reduce future income taxes. Based on our historical results of operations, it is not likely that we will be able to fully realize the benefit of our net operating loss carryforwards which began expiring in 2006 and, of the above amount, $21.8 million will expire unused in 2008. At December 31, 2008 and 2007, we have not reflected as a deferred tax asset any future benefit we may realize as a result of our tax credits and loss carryforwards. Our future regular taxable income for the next three years will be effectively sheltered from federal income tax as a result of our substantial tax credits and loss carryforwards. Continuing operations reflect foreign and state income and federal alternative minimum tax expense (benefit) of $25,000, $(1,000) and $(17,000) for 2008, 2007 and 2006, respectively. It is anticipated that we may continue to incur minor alternative minimum tax in the future, despite our carryforwards and credits.

Discontinued operations.In December of 2007, our Board elected to discontinue our unprofitable operations in the China Segment. For the years 2008, 2007 and 2006, the losses incurred by the China Segment of $944,000, $1,068,000 and $915,000, respectively, resulted in discontinued operations recording net losses of $947,000, $1,073,000 and $947,000, respectively. The other four discontinued segments recorded losses of $3,000, $5,000 and $32,000 in 2008, 2007 and 2006, respectively. As of December 31, 2008, the assets and liabilities of discontinued operations held for resale totaled $26,000 and $65,000, respectively. We believe that all of the assets of the discontinued segments have been written down to their realizable value. See Note 4 to the financial statements.

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

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  FAS 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  FAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May 2008 the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” Staff Position 132(R)-1 amends FASB Statement No. 132 (revised 2003),“Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to require additional disclosures about the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. Staff Position 132(R)-1 is effective for fiscal years ending after December 15, 2009. This statement has no effect on the Company’s financial reporting at this time.

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

Contractual Obligations

The table below sets forth our contractual cash obligations (including those in our discontinued segments) as of December 31, 2008:

Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and Beyond

Long-term debt ObligationsA	$4,116,000	$1,466,000	$2,650,000	$ -	$ -
Capital lease obligations	30,000	9,000	12,000	9,000	-
Operating lease obligations	255,000	85,000	170,000	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$4,401,000	$1,560,000	$2,832,000	$9,000	$ -

A Amounts include interest due to be paid on long-term debt obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2008, we had total debt of $4,012,000. Debt in the amount of $3,212,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Another $800,000 note is accruing interest at Wall Street Journal Prime plus 1.5%, or 6.00%, at year-end. A 10% increase in market interest rates above the year-end rates would have increased our interest expense by less than $5,000. At December 31, 2008, a 10% increase in market rates above the 10% floor would have reduced the fair value of our long-term debt by $36,000.

We have no other marketrisk sensitive instruments.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2008, based on criteria in Internal Control—Integrated Framework issued by COSO. We believe our consolidated financial statements included in the Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2008, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual report.

Material weakness in internal control – We have not made an assessment of internal controls over financial reporting at our China segment; therefore, the design and operating effectiveness of those controls has not been determined. We believe operating results from the China segment, for the year ended December 31, 2008, to be material to the consolidated financial statements taken as a whole. We believe we have eliminated this material weakness with the sale, on December 31, 2008, of our remaining ownership interests in the partnership conducting operations in China through its wholly-owned subsidiary.  The remaining subsidiaries operating in China have ceased or will shortly cease operations.  These subsidiaries will be liquidated and these actions will not be material to the ongoing operations of the Company.

/s/ The Beard Company

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Beard Company

Oklahoma City, Oklahoma

We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assessment of the effectiveness of The Beard Company and subsidiaries' internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/	Cole & Reed, P.C.

Oklahoma City, Oklahoma

April 15, 2009

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets

	December 31,	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$ 182,000	$ 61,000
Accounts receivable, less allowance for doubtful
receivables of $31,000 in 2008 and 2007	185,000	630,000
Prepaid expenses and other assets	5,000	7,000
Current maturities of notes receivable (note 6)	-	35,000
Assets of discontinued operations held for resale (note 3)	26,000	487,000
Total current assets	398,000	1,220,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	87,000	66,000

Property, plant and equipment, at cost (note 7)	2,561,000	2,306,000
Less accumulated depreciation, depletion and amortization	1,340,000	1,445,000
Net property, plant and equipment	1,221,000	861,000

Intangible assets, at cost (note 8)	75,000	518,000
Less accumulated amortization	66,000	381,000
Net intangible assets	9,000	137,000

	$ 1,765,000	$ 2,334,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 97,000	$ 53,000
Accrued expenses	431,000	440,000
Short-term debt (note 9)	-	45,000
Short-term debt - related entities (note 9)	57,000	158,000
Current maturities of long-term debt (note 9)	895,000	1,672,000
Current maturities of long-term debt - related entities (note 9)	390,000	360,000
Liabilities of discontinued operations held for resale (note 3)	65,000	1,651,000
Total current liabilities	1,935,000	4,379,000

Long-term debt less current maturities (note 9)	420,000	977,000

Long-term debt - related entities (note 9)	2,250,000	6,012,000

Other long-term liabilities	172,000	151,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share;
15,000,000 authorized; 9,830,586 and 5,657,715 shares
issued and outstanding in 2008 and 2007, respectively	7,000	4,000
Capital in excess of par value	42,655,000	38,823,000
Accumulated deficit	(46,590,000)	(48,954,000)
Accumulated other comprehensive loss	27,000	53,000
Totalshareholders'equity(deficiency)	(3,012,000)	(9,185,000)

Commitments and contingencies (notes 4, 10, and 14)
	$ 1,765,000	$ 2,334,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations

	Year Ended December 31,
	2008	2007	2006
Revenues:
Coal reclamation	$ 23,000	$ 21,000	$ 25,000
Carbon dioxide	1,369,000	1,367,000	1,540,000
e-Commerce	5,000	5,000	5,000
Oil & gas	108,000	74,000	147,000
	1,505,000	1,467,000	1,717,000

Expenses:
Coal reclamation	485,000	516,000	764,000
Carbon dioxide	181,000	254,000	170,000
e-Commerce	127,000	117,000	100,000
Oil & gas	68,000	52,000	51,000
Selling, general and administrative	971,000	732,000	863,000
Depreciation, depletion and amortization	207,000	174,000	178,000
	2,039,000	1,845,000	2,126,000

Operating profit (loss):
Coal reclamation	(476,000)	(505,000)	(780,000)
Carbon dioxide	1,162,000	1,063,000	1,324,000
e-Commerce	(123,000)	(125,000)	(95,000)
Oil & gas	25,000	7,000	80,000
Other, principally corporate	(1,122,000)	(818,000)	(938,000)
	(534,000)	(378,000)	(409,000)

Other income (expense):
Interest income	8,000	8,000	25,000
Interest expense	(713,000)	(892,000)	(959,000)
Equity in net earnings (loss) of unconsolidated affiliates	(429,000)	(4,000)	49,000
Gain on settlement	4,000	96,000	-
Gain on disposition of controlling interests in subsidiaries	1,671,000	-	383,000
Gain on sale of assets	3,329,000	216,000	287,000
Earnings (loss) from continuing operations before income taxes	3,336,000	(954,000)	(624,000)

Income tax (expense) benefit (note 11)	(25,000)	1,000	17,000

Earnings (loss) from continuing operations	3,311,000	(953,000)	(607,000)

Discontinued operations (note 3):
Loss from discontinued brine extraction/iodine manufacturing activities	(2,000)	(3,000)	(3,000)
Loss from discontinued fertilizer manufacturing activities	(944,000)	(1,068,000)	(915,000)
Loss from discontinued natural gas well servicing activities	(1,000)	(2,000)	(29,000)
Loss from discontinued operations	(947,000)	(1,073,000)	(947,000)

Net earnings (loss)	$ 2,364,000	$ (2,026,000)	$ (1,554,000)

Net earnings (loss) attributable to common shareholders (note 4)	$ 2,364,000	$ (2,026,000)	$ (1,554,000)

Net earnings (loss) per average common share outstanding: Basic (notes 1 and 12):
Earnings (loss) from continuing operations	$ 0.46	$ (0.16)	$ (0.10)

Loss from discontinued operations	(0.13)	(0.18)	(0.17)
Net earnings (loss)	$ 0.33	$ (0.34)	$ (0.27)

Net earnings (loss) per average common share outstanding: Diluted (notes 1 and 12):
Earnings(loss) from continuing operations	$ 0.32	$ (0.16)	$ (0.10)
Loss from discontinued operations	(0.09)	(0.18)	(0.17)
Net earnings(loss)	$ 0.23	$ (0.34)	$ (0.27)

Weighted average common shares outstanding:
Basic	7,259,000	5,896,000	5,655,000
Diluted	10,453,000	5,896,000	5,655,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders’ Equity (Deficiency)

							Accumulated
							Other	Total
							Compre-	Common
					Capital in		hensive	Shareholder’
	Preferred		Common		Excess of	Accumulated	Income	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	(loss)	(Deficiency)

Balance, December 31, 2005	27,838	889,000	5,472,968	4,000	38,509,000	(45,374,000)	(11,000)	(5,983,000)

Net loss	-	-	-	-	-	(1,554,000)	-	(1,554,000)
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	33,000	33,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,521,000)

Issuance of stock warrants	-	-	10,000	-	4,000	-	-	4,000

Issuance of stock with debt	-	-	10,000	-	6,000	-	-	6,000

Share-based compensation related to employee stock compensation	-	-	-	-	1,000	-	-	1,000

Reservation of shares pursuant to deferred compensation plan (note 12)	-	-	-	-	145,000	-	-	145,000

Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	98,612	-	-	-	-	-

Balance, December 31, 2006	27,838	889,000	5,591,580	4,000	38,665,000	(46,928,000)	22,000	(7,348,000)

Net loss	-	-	-	-	-	(2,026,000)	-	(2,026,000)
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	31,000	31,000

Total comprehensive loss	-	-	-	-	-	-	-	(1,995,000)

Issuance of stock warrants	-	-	-	-	-	-	-	-

Issuance of stock with debt	-	-	-	-	-	-	-	-

Share-based compensation related to employee stock compensation	-	-	-	-	5,000	-	-	5,000

Reservation of shares pursuant to deferred
Reservation of shares pursuant to deferred compensation plan (note 12)	-	-	-	-	153,000	-	-	153,000

Issuance of shares pursuant to deferred
Issuance of shares pursuant to deferred stock compensation plan (note 12)	-	-	66,135	-	-	-	-	-

Balance, December 31, 2007	27,838	$889,000	5,657,715	$4,000	$38,823,000	$(48,954,000)	$53,000	$(9,185,000)

Net earnings	-	-	-	-	-	2,364,000	-	2,364,000
Comprehensive income (loss)

Foreign currency translation adjustment	-	-	-	-	-	-	(26,000)	(26,000)

Total comprehensive income	-	-	-	-	-	-	-	2,338,000

Share-based compensation related to employee stock options and bonuses	-	-	24,900	-	63,000	-	-	63,000

Issuance of warrants	-	-	-	-	7,000	-	-	7,000

Issuance of stock for warrants exercised	-	-	463,918	-	89,000	-	-	89,000

Issuance of stock for debt conversions	-	-	3,217,921	3,000	3,649,000	-	-	3,652,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	24,000	-	-	24,000

Issuance of shares pursuant to deferred compensation plan	-	-	466,132	-	-	-	-	-

Balance, December 31, 2008	27,838	$889,000	9,830,586	$7,000	$42,655,000	$(46,590,000)	$27,000	$(3,012,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Cash received from customers	$ 1,937,000	$ 1,319,000	$ 1,652,000
Cash paid to suppliers and employees	(1,559,000)	(1,512,000)	(2,632,000)
Interest received	8,000	8,000	26,000
Interest paid	(1,486,000)	(399,000)	(469,000)
Taxes (paid) refunded	-	1,000	(11,000)
Operating cash flows of discontinued operations	(844,000)	(932,000)	(970,000)
Net cash used in operating activities	(1,944,000)	(1,515,000)	(2,404,000)

Investing activities:
Acquisition of property, plant and equipment	(101,000)	(108,000)	(10,637,000)
Acquisition of property, plant and equipment of discontinued operations	(4,000)	-	(30,000)
Acquisition of intangibles	(3,000)	(9,000)	(22,000)
Proceeds from sale of assets	3,501,000	306,000	287,000
Proceeds from sale of assets of discontinued operations	-	-	3,000
Other investments	(399,000)	(8,000)	156,000
Net cash provided by (used in) investing activities	2,994,000	181,000	(10,243,000)

Financing activities:
Proceeds from line of credit and term notes	1,175,000	1,750,000	12,012,000
Proceeds from related party debt	-	278,000	403,000
Payments on line of credit and term notes	(1,814,000)	(641,000)	(92,000)
Payments on related party debt	(955,000)	(330,000)	(217,000)
Proceeds from exercise of warrants	89,000	-	4,000
Member contribution to a consolidated partnership	591,000	181,000	397,000
Capitalized costs associated with issuance of subordinated debt	-	(50,000)	(16,000)
Other	(15,000)	19,000	18,000
Net cash provided by (used in) financing activities	(929,000)	1,207,000	12,509,000

Net increase (decrease) in cash and cash equivalents	121,000	(127,000)	(138,000)

Cash and cash equivalents at beginning of year	61,000	188,000	326,000

Cash and cash equivalents at end of year	$ 182,000	$ 61,000	$ 188,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

Reconciliation of Net Earnings(loss) to Net Cash Used In Operating Activities:

	Year Ended December 31,
	2008	2007	2006

Net earnings (loss)	$ 2,364,000	$ (2,026,000)	$ (1,554,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	207,000	162,000	180,000
Depreciation, depletion and amortization of discontinued operations	56,000	37,000	35,000
Provision for abandonment costs	-	-	-
Gain on sale of assets	(3,338,000)	(216,000)	(287,000)
Gain on sale of assets of discontinued operations	-	-	(3,000)
Non cash interest expense	-	-	208,000
Gain on disposition of controlling interest in subsidiary	(1,671,000)	-	(383,000)
Equity in net (earnings) loss of unconsolidated affiliates	425,000	4,000	(49,000)
Impairment of investments and other assets	-	13,000	-
Non cash compensation expense and stock warrants	123,000	154,000	145,000
Minority interest in consolidated partnership	-	-	(8,000)
Other	-	(1,000)	1,000
Net change in assets and liabilities of discontinued operations	-	-	(2,000)
Increase (decrease) in accounts receivable, other receivables, prepaid expenses and other current assets	524,000	(282,000)	(135,000)
(Increase) decrease in inventories	89,000	116,000	(56,000)
Increase (decrease) in trade accounts payable, accrued expenses and other liabilities	(723,000)	524,000	(496,000)
Net cash used in operating activities	$ (1,944,000)	$ (1,515,000)	$ (2,404,000)

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock in conversions of debt	$ 3,652,000	$ -	$ -

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

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

Cash and Cash Equivalents

There were no cash equivalents at December 31, 2008 or 2007. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

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

There were no impairments in 2006, 2007 or 2008.

Other Long-Term Liabilities

Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, other current assets, trade accounts payables, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2008 and 2007, the fair values of the long-term debt and notes receivable were not significantly different than their carrying values due to interest rates relating to the instruments approximating market rates on those dates.

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

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the options granted in 2006 was calculated using the following estimated weighted average assumptions:

Expected volatility	264.71%
Expected risk term (in years)	4.75
Risk-free interest rate	4.84%
Expected dividend yield	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. Share-based compensation expense recognized under SFAS 123R for the years ended December 31, 2008 and 2007 was $4,000 and $5,000, respectively, and was charged to “Other Activities”. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of December 31, 2008, there were $29,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 7.33 years.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

Option Activity

A summary of the activity under the Company’s stock option plans for the periods indicated is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at December 31, 2005	71,250	$2.47
Granted	45,000	1.53
Exercised	-	-
Cancelled A	45,000	2.70
Forfeited	15,000	1.53
Expired	26,250	2.08
Options outstanding at December 31, 2006	30,000	$1.53
Granted	-	-
Exercised	-	-
Cancelled A	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2007:	30,000	$1.53
Granted		-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2008	30,000	$1.53
Options exercisable at December 31, 2008	20,000	$1.53
Options vested and options expected to vest at December 31, 2008A	25,000	$1.53

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

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Basic EPS:
Weighted average common shares outstanding	7,167,796	5,623,619	5,564,504
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	91,107	271,919	90,522
	7,258,903	5,895,538	5,655,026
Diluted EPS:
Weighted average common shares outstanding	7,167,796	5,623,619	5,564,504
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	91,107	271,919	90,522
Convertible preferred shares treated as common stock equivalents	296,318	-	-
Convertible debt amounts treated as common stock equivalents	2,602,203	-	-
Stock options treated as common stock equivalents	60,000	-	-
Warrants issued in connection with debt offerings treated as common stock equivalents	235,237	-	-
	10,452,661	5,895,538	5,655,026

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable. Accounts receivable from three parties comprised approximately 66% of the December 31, 2008 balances of accounts receivable. Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of “comprehensive income” and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During 2006, 2007 and 2008, the Company’s only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in Xianghe BH Fertilizer Co., Ltd (“XBH”). The assets and liabilities of XBH, a wholly-owned subsidiary of BEE/7HBF, LLC, in which Beard owned 50% through Beard Environmental Engineering, LLC (“BEE”), a wholly-owned subsidiary of Beard, and Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd. (“BTEC”), a wholly-owned subsidiary of Beard, were stated in the local currency (the Chinese yuan renminbi, “RMB”) and were translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods. Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss. On December 31, 2008, Beard sold its interests in BEE/7HBF, LLC and, therefore, XBH to its former partner in BEE/7HBF, LLC.

Reclassifications

Certain 2007 and 2006 balances have been reclassified to conform to the 2008 presentation.

(2) Ability to Fund Operations and Continue as a Going Concern

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company’s revenues from continuing operations increased in 2005 and 2006, but decreased in 2007 primarily as a result of sharp drops in both production and prices received in the Oil & Gas Segment. Revenues increased slightly in 2008 primarily due to an increase in the prices received in the Oil & Gas Segment. The Company has incurred operating losses and negative cash flows from operations during each of the last seven years. The Company commenced projects in both its Coal and China Segments in 2005. Both of these were projected to begin generating positive cash flow during the last half of 2006, but such projections were not attained. (See “Additional Details” and “Subsequent Developments” below). Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in 2005, 2006, 2007 or 2008 and will not make it profitable in 2009. The CO2 Segment received virtually the same revenues in 2008 and 2007 but operating and SG&A expenses declined, resulting in a 9% improvement in operating profit. Effective August 1, 2007, the Company elected to take a portion of its share of CO2 production in kind from the McElmo Dome field and sell it through an entity designed for this purpose. The net revenues received according to the terms of the contracts dedicated to this entity were greater than they would have been under the terms of the contracts with the prior operator. Additionally, 463,000 Mcf and 329,000 Mcf of production were placed in long-term storage during 2008 and 2007, respectively.

During the three years ended December 31, 2008, the Company took several steps which reduced its negative cash flow to some degree, including (i) salary deferrals by its Chairman, (ii) deferrals of directors’ fees into its Deferred Stock Compensation Plans (the “DSC Plans”) through February 2008 (date of termination of the 2005 DSC Plan) and (iii) suspension of the Company’s 100% matching contribution (up to a cap of 5% of gross salary) under its 401(k) Plan.

Five private debt placements raised gross proceeds of $4,184,000 during such period, including $105,000 in the first quarter of 2007. Starting in the fourth quarter of 2005, the Company borrowed $1,100,000 from the pond owner to begin constructing the plant for its coal fines recovery project in West Virginia. That funding ultimately increased to more than $14,150,000, as of March 31, 2007 including $2,800,000 of equity provided by affiliates of the pond owner. In addition, the Company secured a $350,000 long-term bank credit facility (the “2006 Facility”) in March of 2006 and borrowed $200,000 from one of the Company’s Note holders in May of 2006. These financings were supplemented in 2007 by (i) the $105,000 of additional convertible notes discussed above, (ii) a $150,000 short-term loan from a shareholder of a former affiliate in March, (iii) $192,000 of short-term loans from the Company’s Note holders, (iv) a $1,500,000 long-term bank facility (the “2007 Facility”) in June, and (v) sale of the Company’s interest in the Bravo Dome CO2 field in October which generated net cash of $285,000. The remaining $220,000 principal balance of the 2006 Facility was paid from the proceeds of the 2007 Facility. In addition, the Company received approximately $96,000 from a litigation defense fund concluded in 2007. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. Since the sale involved 35% of the bank’s collateral, the 2007 Facility was reduced to $1,000,000 and the line was paid down to zero, creating $1,000,000 of cash availability. (See “Additional Details” below). These measures enabled the Company to continue operating. As a result of the McElmo Dome sale, the Company’s balance sheet, liquidity and working capital have significantly improved from their year-end 2007 position. This improvement was further enhanced as a result of the gain of $1,671,000 that resulted from the disposition of the Company’s China fertilizer operation.

12,869 warrants were issued in 2007 in connection with a private debt placement, resulting in additional dilution to the Company’s common equity. 1,014,000 Stock Units (including 40,000 Units in the 2008 first quarter) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $4,184,000 of convertible notes were also issued which were convertible into 3,506,000 shares of common stock. $92,000 of the notes were prepaid, and all but $440,000 of the remaining notes were converted in 2008. The remaining notes are convertible into 195,555 shares of common stock. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 98,000 common shares in 2006, 66,000 in 2007, and another 66,000 in the first quarter of 2008. In addition, 25,000 options were issued to a financial consultant in 2005, 30,000 employee stock options were issued in 2006 (both figures net of forfeitures), and 40,000 options were issued to an investor relations consultant in 2008.

Additional Details

The Company’s principal business is coal reclamation, and this is where much of management’s operating attention has been focused. The Coal Segment had a signed contract to construct and operate a pond fines recovery project in West Virginia (the “Pinnacle Project” or the “Project”) and commenced construction on the Project in September of 2005. The Company obtained commitments for (i) $2,800,000 of equity for the Project provided by a group of investors (the “Group”) who were affiliates of

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

PinnOak Resources, LLC (“PinnOak”), the pond owner, in exchange for 50% ownership in the Project; and (ii) a $9,000,000 bank loan subject to obtaining a USDA guaranty (the “Guaranty”) of 70% of the loan amount. PinnOak committed to fund or to arrange the funding for the Project if the Guaranty was not obtained.

Due to cost over-runs of more than $3,000,000, the Group elected in October of 2006 to assume control of Beard Pinnacle, LLC (“BPLLC”), the limited liability company which owned the Pinnacle Project, and reduce the Company’s interest therein to 25%. As a result, the Company was precluded from obtaining the USDA-guaranteed financing for the Project and PinnOak became the permanent source of financing. Despite the fact that PinnOak was providing all of the financing for the Project, the Company was deemed to own 100% of the Project until the Group subscribed to their ownership effective September 30, 2006. Effective October 1, 2006 the Company’s ownership percentage was reduced to 25% and the Group took control of the Project. At that point BPLLC ceased to be a consolidated entity and all of its assets and liabilities were removed from the Company’s balance sheet.

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

In October of 2007 the Company signed a purchase agreement and made a down payment on the site for a new project (the “Yukon Project”). A new subsidiary, Beard Yukon, LLC, was formed to conduct recovery operations at this site. The Company had raised $280,000 of the $450,000 necessary to fund the Yukon Project when it was determined that the owner of the site would not allow us to use the site to test the equipment we were planning to use during the recovery process. Alternative equipment would have been too expensive for a stand-alone project, and accordingly the project was abandoned.

In December of 2007 the Company’s Board of Directors voted to discontinue the China Segment. The Company engaged an investment banking firm to explore the available alternatives. Efforts to manufacture product for a Chinese competitor were unsuccessful, and in March of 2008 we reduced our interest in the partnership to 2%. Meanwhile, the Company and its partner advanced a total of $297,000 during 2007 and an additional $651,000 during 2008 to fund the plant’s operations. At year-end 2008 the Company disposed of its remaining interest in the partnership and recorded a financial gain of $1,671,000 as a result.

On March 26, 2008, the Company closed on the sale of 35% of its interest in the McElmo Dome CO2 Unit for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,475,000 to cash flow after legal costs. Because our interest in McElmo Dome serves as the collateral for our primary lines of credit we entered into a new Change of Terms Agreement reducing the maximum available credit under the 2007 Facility from $1,500,000 to $1,000,000 and modifying the required monthly principal reduction from $75,000 per month beginning in March of 2008 to $50,000 per month beginning in April of 2008. The Maturity Date of the facility remained at December 31, 2008. The outstanding principal balance under the facility was reduced down to zero. In addition, the outstanding loan agreement and related promissory note with The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) was amended to reduce the outstanding principal balance of the loan from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010. The Company also entered into a Release, Subordination and Amended and Restated Nominee Agreement whereby the Unitrust loan will continue to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2007 Facility, and the Boatright note will continue to be subordinate to the 2007 Facility.

On December 8, 2008, the 2007 Facility was replaced by the 2008 Facility, which has a Maturity Date of December 31, 2009. The maximum available credit under the 2008 Facility increased the maximum available credit under the line back to $1,000,000, with the required monthly principal reductions of $50,000 per month beginning on January 31, 2009. The Unitrust loan continues to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2008 Facility, and the Boatright note continues to be subordinate to the 2008 Facility. At year-end 2008 the principal balance under the 2008 Facility was $800,000.

The Company expects to generate cash of at least $40,000 from the disposition of the remaining assets from two of its discontinued segments. It also continues to believe that it will receive a meaningful amount of cash from the Visa settlement at some point. Meanwhile, the Company is considering the sale of part of its remaining interest in McElmo Dome to provide working capital to satisfy the Company’s liquidity needs until the anticipated cash flow from the Coal Segment and the Oil & Gas Segment becomes adequate to support its needs (See “Subsequent Developments” below).

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

Subsequent Developments

Several developments have taken place which have benefited, or are expected to benefit, the Company’s cash flow position:

(i)  Private Placement. On February 28, 2009, the Company commenced, on a best effort basis, a private placement of $500,000 of short-term 12% notes coupled with 2-year warrants to purchase up to 100,000 shares of the Company’s common stock at a minimum exercise price of $3.00 per share. One note in the amount of $23,530, which was given in lieu of an interest payment, had a 3-month term. All of the other notes, which were sold for cash, have a 6-month term. A total of $119,000 of notes were sold, all having an exercise price of $3.00 per share. The offering was terminated on April 14, 2009 when the agreement to sell an additional interest in McElmo Dome was reached.

(ii)  Sale of Additional Interest in McElmo Dome.The Company has reached an agreement to sell 100% of its remaining interest in the McElmo Dome CO2 Unit for $5.2 million. The net proceeds from the sale are expected to be adequate to meet the Company’s cash requirements until such time as its Coal and Oil& Gas Segments are generating sufficient cash flow to do so.

(iii)  Beard Dilworth, LLC. On March 25, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of the Company, made an offer to purchase the properties comprising the Dilworth Field (the “Dilworth Properties”) located on the Nemaha Ridge in Kay County, Oklahoma from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale, for a total purchase price of $1,695,000. On March 30, 2009, the terms of the purchase were agreed to and an $80,000 earnest money deposit was delivered to Summit. Closing is set to occur no later than April 17, 2009.

BDLLC is currently in the process of raising a total of $7,000,000 from private investors to finance the purchase of the Dilworth Properties. The investors who contribute the initial $2,000,000 of capital to BDLLC will receive a 3.5 to 1 return ($7,000,000) before payout; the investors who contribute the next $5,000,000 will receive a 3 to 1 return ($15,000,000) before payout. After the $22,000,000 payout the investor group will own 40% of BDLLC, the Company will own 10%, and Subsurface Minerals Group (“SMG”), which was the debtor on (and has approximately $10,000,000 invested in) the Dilworth Properties, will back in for 50%.

It is estimated that the Dilworth Field has produced more than 70 million barrels of oil since its discovery around 1915. A reservoir study by one of the country’s most highly respected engineering firms has estimated that the Field should be capable of recovering an additional 3.4 to 4.4 million barrels of oil from the Arbuckle Formation by injecting between 180,000 and 200,000 barrels of water per day. The targeted injection rate for the project is 287,000 barrels of water per day.

The Company believes that it will be able to raise the $7,000,000 needed to complete the contemplated development program. However, there is no assurance that additional funds beyond those already raised will be secured. In the event there is a delay in raising the funds, or the full amount is not raised, development of the Field and the contemplated payout will be delayed.

(iv)  Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, working in concert with BTI and Ke/La, began circulating an Offering Document on April 2, 2009, to secure capital funding of approximately $31 million to construct a new processing plant at Alden’s Gatliff Preparation Plant at the Bennett’s Branch impoundment located near Nevisdale in south central Kentucky. They advise that they currently have 6-8 active, interested parties. The refuse material from the impoundment will be integrated with the fine coal feed from Alden’s existing preparation plant. The recovery system will be equipped with the Ke/La Energy LLC (“Ke/La”) binder technology to pelletize the fuel produced from the recovery plant. The project will be totally financed by Alden who will own the plant.

Part of the funds will be used to expand the mining capacity of one or more of the mines which produce the coal processed at the Gatliff Plant. The Gatliff Plant is the only facility in North America that can produce coal that meets the exacting specifications of silicon metal producers. Most of the coal shipped from the Gatliff Plant is from the Blue Gem coal seam. Such coal commands a premium price, currently up to $175 per ton.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

Under the proposed arrangement, BTI will receive an average royalty of 7.5% (approximately $1,800,000/year) for the first 11 years and 5% (approximately $1,400,000/year) for the last nine years during the 20-year life of the project (“LOP”). In addition, BTI will receive a $30,000/month overhead fee for managing the recovery operation during the LOP, commencing with the date construction starts.

The plant is expected to start construction as soon as financing has been consummated. Ramp up is targeted to commence approximately one year following the construction start-up, with cash flow commencing approximately five months thereafter.

Despite assurances from Alden that they do not anticipate any problem in securing the proposed financing, there is no assurance that the required financing will be obtained and that the Alden Project will proceed.

(v)  Other Projects. In addition to the Alden project discussed above, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. Two of these are in the advanced stage of development, and one of these, the TransAlta project, is far enough along that it could be at the startup stage prior to year-end. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

(3)  Discontinued Operations

BE/IM Segment

In 1999, the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The majority of the assets of the segment were sold prior to 2003. The segment incurred net losses of $3,000 for each of the years 2006 and 2007 and $2,000 for 2008. The Company expects no further material charges to earnings related to the remaining assets.

As of December 31, 2008, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at December 31, 2008. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2009.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded net losses of $1,000, $3,000 and $29,000, respectively, in 2008, 2007 and 2006. As of December 31, 2008, the significant assets of the WS Segment were fixed assets totaling $20,000. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2009. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. It is anticipated that all of the liabilities of the segment will be paid prior to December 31, 2009.

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. The Company incurred losses of $944,000, $1,068,000 and $915,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Under terms of an agreement finalized on December 31, 2008, the Company has relinquished all of its ownership interests in the partnership which owned a fertilizer manufacturing plant operating in China and recorded a gain of $1,671,000.  The Company issued a six-month $47,000 promissory note to its former partner representing the Company's 50% share of the accrued interest to December 31, 2008 on an $850,000 note.  The transaction resulted in the elimination of $785,000 in assets and $2,457,000 in debt and other liabilities of the two deconsolidated entities.  At December 31, 2008, the significant assets of the remaining entities in the China Segment included (i) fixed assets of $2,000 and (ii) cash, receivables and other current assets totaling $4,000. The significant liabilities of the segment included trade payables and accrued expenses of $25,000. The Company is presently seeking a buyer for the assets and expects to have them sold or otherwise disposed of prior to December 31, 2009. The Company expects to pay or otherwise be relieved of all liabilities of the segment prior to December 31, 2009.

(4)  1993 Restructure; Convertible Preferred Stock

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

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

The Company’s preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard’s consolidated net income. At January 1, 2003, the stock was no longer redeemable, and each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) of Beard common stock. The conversion ratio is adjusted periodically (i) for stock splits, (ii) as additional warrants or convertible notes are issued, and (iii) as additional shares of stock are credited to the accounts of the Company’s Chairman or President in the Company’s Deferred Stock Compensation Plans, in each case at a value of less than $1.29165 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof. At December 31, 2008 (after giving effect to a 2-for-1 stock split effected in August of 2004) each share of Beard preferred stock was convertible into 10.64438204 shares of Beard common stock. The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible. In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

From 1995 through 1998 the Company redeemed or repurchased 63,412 of the preferred shares from the Institutions or from individuals to whom the Institutions had sold such shares. The last 31,318 of such shares were purchased for $31.93 per share in 1998.

At December 31, 2008 and 2007, the convertible preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share versus its aggregate stated value of $2,784,000.

(5)  Investments and Other Assets

Investments and other assets consisted of the following:

	December 31,
	2008	2007

Investment in real estate limited partnerships	$ 13,000	$ 13,000
Investment in oil & gas prospect	24,000	-
Other assets	50,000	53,000
	$ 87,000	$ 66,000

Investment in Real Estate Limited Partnerships

The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004. The Company recorded losses of $2,000 in each of the years 2006 and 2007 and $4,000 in 2008 from its share of the limited partnership’s operations. These losses are attributable to the Company’s share of real estate taxes on the property held by the partnership.

Investment in oil & gas prospect

The Company has invested $24,000 in an oil & gas prospect in north central Oklahoma. The capitalized costs primarily involve the legal costs associated with the drafting of operating and partnership agreements.

Investment in and Advances to Geohedral, L.L.C.

In 2008, the Company contributed $440,000 for a 23.16375% ownership interest in Geohedral, L.L.C. (“Geohedral”). Geohedral is involved in minerals exploration operations in southern Alaska. The Company does not control Geohedral’s operations and, therefore, accounts for its investment using the equity method of accounting. At December 31, 2008, the Company’s carrying value of its investment in Geohedral was written down to zero and was $277,000 less than its 23.16375% ownership in the underlying equity of Geohedral. The Company also had $25,000 of receivables due from Geohedral at December 31, 2008 related to advances to fund the formation of the entity and its initial operations. The receivables are due on demand and do not accrue interest.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

The summarized unaudited financial information of Geohedral as of December 31, 2008 and 2007 and for the years then ended is as follows:

	2008	2007

Current assets	$ 883,000	$ -
Current liabilities	(169,000)	(4,000)
Working capital (deficit)	714,000	(4,000)

Equipment, net	100,000	-
Other assets	383,000	-
Advances from members	(4,795,000)	-
Long-term debt	-	-
Members’ equity (deficit)	$ 1,196,000	$ (4,000)

Revenue	$ -	$ -

Net loss	$ (3,502,000)	$ (4,000)
Items of comprehensive income (loss)	-	-
Comprehensive loss	$ (3,502,000)	$ (4,000)

Other assets

These assets consist primarily of deposits on hand with various regulatory agencies. There were no impairments of these assets in 2006, 2007 or 2008.

(6)  Notes Receivable

At December 31, 2007, the Company had a $35,000 note receivable from a related party. An additional $15,000 in advances were made before the $50,000 balance and accrued interest totaling $1,000 was exchanged in June 2008 for a small interest in Geohedral, the mining partnership in Alaska.

(7)  Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	December 31,
	2008	2007

Oil and gas leases	$ 84,000	$ 84,000
Proved carbon dioxide properties	1,053,000	1,302,000
Buildings and land improvements	512,000	38,000
Machinery and equipment	762,000	711,000
Other	150,000	171,000
	$ 2,561,000	$ 2,306,000

The Company incurred $65,000, $83,000, and $100,000, of depreciation expense for 2008, 2007, and 2006, respectively.

(8)  Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2008	2007

Debt issuance costs	$ 74,000	$ 517,000
Other	1,000	1,000

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

$ 75,000	$ 518,000

Accumulated amortization is summarized as follows:

	December 31,
	2008	2007

Debt issuance costs	$ 65,000	$ 380,000
Other	1,000	1,000
	$ 66,000	$ 381,000

During 2005, the Company capitalized $228,000 of costs associated with the issuance of the 12% Convertible Subordinated Notes due August 31, 2009, the 12% Convertible Subordinated Notes due February 15, 2010 and an $850,000 3.83% Note due February 14, 2010. All but $440,000 of the 12% Notes due August 31, 2009 and all of the 12% Notes due February 15, 2010 were converted to the Company’s common stock in 2008 and the unamortized costs of those notes and the remaining unamortized costs of the 3.83% Note (associated with the Company’s investment in BEE/7HBF which was sold on December 31, 2008) were expensed at that time.

During 2006, the Company capitalized $16,000 of costs associated with the issuance of the 12% Convertible Subordinated Series A and Series B Notes due August 30, 2008 and November 30, 2008, respectively. These notes were converted to the Company’s common stock in 2008 and the unamortized costs of the 12% notes due in 2008 were expensed at that time. In 2007, the Company capitalized $57,000 of costs associated with revising the terms of its reducing revolving credit facility with a local bank. These costs were fully amortized by the end of 2008. In 2008, the Company capitalized $10,000 of costs associated with revising the terms of its reducing revolving credit facility with the local bank. These costs will be fully amortized by the end of 2009, the maturity date of the 2008 note.

The Company incurred $89,000, $77,000, and $78,000 of amortization expense for 2008, 2007 and 2006, respectively. In addition, in 2008, the Company wrote off another $52,000 of previously capitalized costs associated with several of the debt offerings that were converted to the Company’s common stock in the third and fourth quarters of 2008. In 2007, the Company wrote off another $13,000 of previously unamortized costs associated with unsuccessful attempts to gain a patent in its e-Commerce Segment. If no capital assets are added, amortization expense is expected to be $8,000 in 2009 and the remaining $1,000 will be amortized in 2010 and 2011.

(9)  Long-term Debt

Long-term debt is summarized as follows:

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

	December 31,
	2008	2007

Coal (a)	$ 29,000	$ 10,000
Coal (h)	446,000	-
12% Convertible Subordinated Notes due February, 2010 (b) (c)	-	2,205,000
12% Convertible Subordinated Notes due August, 2009 (d)	440,000	1,328,000
3.83% Loan due February, 2010 (e)	-	850,000
6% Loan due January, 2009 (e)	-	578,000
8% Note due June, 2009 (j)	47,000	-
Revolving Credit Facility (i)	800,000	1,375,000
Series A 12% Convertible Subordinated Notes due August 30, 2008 (g)	-	83,000
Series B 12% Convertible Subordinated Notes due November 30, 2008 (g)	-	568,000
12% Notes due February, 2008 (b)	-	55,000
Loans including accrued interest – affiliated entities (f)	2,250,000	3,599,000
	4,012,000	10,651,000
Less current maturities, debt of discontinued operations and short term debt	1,342,000	3,662,000
Long-term debt	$ 2,670,000	$ 6,989,000

(a)

At December 31, 2008, the Company’s Coal Segment had two notes payable with a total balance due of $29,000. The first note, with a balance of $4,000 at December 31, 2008, bears interest at zero%, requires monthly payments of principal and interest totaling $531 and matures in 2009. The note is secured by an automobile with an approximate book value of $4,000 at December 31, 2008. The second note, with a balance of $26,000 at December 31, 2008, bears interest at an imputed rate of 6.74%, requires monthly payments of principal and interest of $575 and matures in 2013. The note is secured by an automobile with an approximate book value of $25,000 at December 31, 2008.

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

(c)

In September of 2004, the Company arranged for an investment firm to sell $1,800,000 of 9% convertible subordinated notes (the “9% Notes”) in a private placement. As of December 15, 2004, a total of $255,000 of the offering had been subscribed and closed, including $150,000 by directors of the Company, and the offering was terminated. On December 29, 2004, a new private placement of the Company’s 12% Convertible Subordinated Notes (the “12% Notes”) was commenced. In December of 2004 the 9% Notes were exchanged for a like amount of 12% Notes and the holders forgave all accrued interest on the 9% Notes, totaling $5,000. An additional $1,845,000 of the 12% Notes were subscribed and closed in January bringing the total offering amount to $2,100,000. In February of 2007, an additional $105,000 of these notes were sold making the total amount outstanding $2,205,000. The Company began paying interest only on a semi-annual basis effective August 15, 2005. Such payments were to be made until the February 15, 2010 maturity date, at which time the Company was to make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The Company granted a security interest in Beard Technologies’ equipment to the holders of the 12% Notes. The security interest was released when the Company raised sufficient funds to finance the Pinnacle Project. The note agreements provided that the Company may force conversion of the notes after February 15, 2007 if the weighted average sales price of the Company’s common stock had been more than two times the conversion price for more than sixty (60) consecutive trading days. During September of 2008, the Company elected, pursuant to those provisions, to force conversion of the notes into shares of the Company’s stock at an initial conversion price of $1.00 per share and, accordingly, the $2,205,300 of outstanding 12% Notes were converted into 2,205,300 shares of Company common stock.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

(d)

In June of 2005, the Company arranged for an investment banking firm to commence a private debt placement of up to $2,004,102 of its 12% Convertible Subordinated Notes (the “2009 Notes”) due August 31, 2009. As part of the offering, holders of the remaining $804,102 of 10% Notes due November 30, 2006 were given the right to exchange such notes for the 2009 Notes. Holders of $624,000 of the 10% Notes did exchange their notes and the Company sold an additional $511,000 of the 2009 Notes bringing the total of the 2009 Notes outstanding to $1,135,000 at December 31, 2005. The Company began paying interest only on a semi-annual basis effective February 28, 2006. Such payments were to be made until the August 31, 2009 maturity date, at which time the Company was to make a balloon payment of the outstanding principal balance plus accrued and unpaid interest. The 2009 Notes were convertible into shares of the Company’s common stock. The conversion price for the 2009 Notes was determined by the weighted average price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company, subject to the proviso that all notes issued in connection with subscriptions received on or before July 15, 2005, would have a conversion price of $2.25. The Company had the right to force conversion of the 2009 Notes after February 28, 2007 if the weighted average sales price of its common stock had been more than two times the conversion price for more than 60 consecutive trading days. These notes were convertible into 504,444 shares of the Company’s common stock. The unrelated third party which purchased $500,000 of the 10% Notes---see footnote (b) above---was allowed to retain its security interest in the McElmo Dome collateral to the extent of $390,000 (the remaining principal balance of its note). On December 18, 2008, the Company advised the holders of $1,135,000 of these notes of its plans to force conversion of the notes to common stock. The Company offered to pay the holders interest to February 28, 2009 if they would voluntarily convert their 2009 Notes as of December 31, 2008. Holders of $695,000 of these notes voluntarily elected to convert their 2009 Notes. As a result, the Company issued 308,887 of its common shares as of December 31, 2008. In February of 2006, the Company sold another $193,000 of the 2009 Notes. These notes were convertible into 145,415 shares of the Company’s common stock. On December 16, 2008, the Company notified these 2009 Note holders that they must convert such 2009 Notes prior to January 15, 2009, or the 2009 Notes would become void on January 16, 2009. The Company offered to pay these 2009 Note holders interest to January 15, 2009 if they would voluntarily convert as of December 31, 2008. The conversion prices of these 2009 Notes were from $1.324 to $1.339 per share. All of these 2009 Note holders voluntarily elected to convert as of December 31, 2008 and, as a result, the Company issued 145,412 of its common shares as of such date and cash payments were made in lieu of the remaining three shares which would otherwise have been payable as fractional shares.

(e)

On February 14, 2005, the Company borrowed $850,000 from its 50%-partner in the U.S limited liability company which owns Xianghe BH Fertilizer Co., Ltd. (“XBH”), the owner and operator of the China Segment’s fertilizer plant. XBH was formed in and operates solely in China. The note bore interest at 3.83%, which was the Applicable Federal Mid Term rate on the date of the note. Interest was payable annually commencing on February 14, 2006 and was to be paid until the maturity of the note, February 14, 2010. At December 31, 2008, the Company had accrued interest totaling $94,000 on this unsecured note. During 2006, 2007 and 2008, the Company borrowed an additional $1,169,000 from its 50% partner in the U.S. limited liability company which owns XBH. The note bore interest at 6%, payable semi-annually, with the principal balance due at maturity on January 13, 2008. In January of 2008 the maturity date of the note was extended to January 13, 2009. During 2008, the Company had accrued interest totaling $49,000 on this unsecured note bringing the total accrued interest to $92,000. On December 31, 2008, the Company sold its 50% interest in the U.S. limited liability company and the total principal and all but $47,000 of the accrued interest amounts on these unsecured notes were forgiven. See (e) below. The 2007 principal and accrued interest balances associated with these notes were included in “Liabilities of discontinued operations held for resale” on the balance sheet presented for that date.

(f)

At December 31, 2008, the Company had borrowed $2,250,000 from an affiliated entity of the Chairman of the Company under terms of a note that bears interest at 10%. Such borrowings are subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the McElmo Dome Field. At December 31, 2008, the Company had paid all accrued interest on this note through the end of the year. The note, which was due to be repaid on April 1, 2009, has been extended to April 1, 2010.

(g)

In October of 2006, the Company arranged for an investment banking firm to commence a private debt placement of up to $700,000 of its Series A 12% Convertible Subordinated Notes (the “Series A Notes”) due August 30, 2008 and up to $568,000 of its Series B 12% Convertible Subordinated Notes (the “Series B Notes”) due November 30, 2008. As part of the offering, holders of the Company’s outstanding Production Payment totaling $568,000 associated with the 10% Participating Notes due November 30, 2006 were given the opportunity to tender their Production Payment in exchange for a like amount of the Series B Notes and all such holders elected to do so. Holders of the Production Payment that exchanged their Production Payment and holders of the Company’s other outstanding convertible subordinated debt were

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

given the right to purchase Series A Notes. Under these terms, the Company placed an additional $83,000 of the Series A Notes. The Series A and B Notes bore interest at an annual rate of 12%. The initial payment of interest on the Series A Notes was due on February 28, 2007 and was payable semi-annually thereafter. The initial payment of interest on the Series B Notes was on November 30, 2006 and was also payable semi-annually thereafter. Only interest was to be paid until the respective maturity dates of the Series A and B Notes, which were convertible into shares of the Company’s common stock. The Company had the right to force conversion of the Series A and B Notes after March 31, 2008 if the weighted average closing sales price of its common stock had been more than two times the conversion price for more than 40 consecutive trading days. The conversion price for the Notes was determined by the weighted average closing price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company with a floor of $1.00 per share, subject to the proviso that all notes issued in connection with subscriptions received on or before October 19, 2006, would have a conversion price of $1.00. According to the above terms, the Series A and B Notes were converted into 558,322 shares of the Company’s common stock in August and September of 2008.

(h)

On October 29, 2008, the Company through its Coal Segment subsidiary borrowed $458,400 to purchase two structures situated on roughly 13 acres of land near Somerset, PA. The note bears interest at 6% and is payable in 120 monthly installments of $5,089 beginning effective May 1, 2008 provided however that the remaining balance due on May 1, 2011 ($348,370) shall be paid in full on that date. If the balance is not paid on May 1, 2011, the interest rate on the unpaid portion increases two (2) percent per year until paid. The Company had made two earlier payments totaling $10,000 which were applied to the purchase price of the property. The note is secured by the property which at December 31, 2008 had a net book value of $483,000.

(i)

On March 28, 2006, the Company obtained a $350,000 reducing revolving credit facility from a local bank (the “2006 Facility”. Terms of the 2006 Facility provided that on April 30, 2006, and on the last day of each month thereafter, the principal amount of the note was to be reduced by $10,000. Such borrowing was subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the Yuma County, Colorado gas wells. The Company paid $30,000, which it capitalized, to another note holder to subordinate its note to the new lender. The Company borrowed a maximum of $290,000 under the terms of the 2006 Facility, and the balance outstanding at December 31, 2006 was $260,000. The note bore interest at the Wall Street Journal Prime Rate plus 1.5% and was payable monthly. The note was to mature on September 30, 2007. On June 8, 2007, however, the Company consummated a $1,500,000 long-term bank revolving reducing line of credit (the “2007 Facility”) collateralized by a priority position in its interest in the McElmo Dome field (the “Collateral”) and the remaining balance of $220,000 on the 2006 Facility was repaid. Initially, the Company could borrow up to $1,500,000 under the new line but that limit began reducing by $50,000 per month starting on July 31, 2007 and is to be fully repaid by December 31, 2008. On October 11, 2007, the Company entered into a Change of Terms Agreement on the 2007 Facility whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction was required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 per month reduction was required in March through December of 2008. (See “Recent Developments” above). At December 31, 2007, the balance outstanding on the 2007 Facility was $1,375,000. The line accrues interest at 1.5% above the Wall Street Journal Prime Rate which at December 31, 2007 was 7.25%. In connection with the sale of 35% of the Company’s interest in the McElmo Dome Unit on March 26, 2008, the Company entered into a new Change in Terms Agreement on March 25, 2008, whereby the 2007 Facility was modified to reduce the maximum credit available under the facility to $1,000,000 and to change the required monthly reductions to $50,000 per month beginning April 30, 2008. The Company reduced the outstanding principal balance under the 2007 Facility to zero on March 28, 2008. As part of the agreement for the 2007 Facility, all prior liens held by third parties were released, and the bank agreed to grant a partial release covering 35% of the Collateral. The third parties then placed new liens against the Collateral reflecting their respective positions which were again subordinate to the bank’s secured position. The Company borrowed $800,000 on the 2007 Facility during the third and fourth quarters of 2008 before it finalized terms of a new $1,000,000 loan agreement (the “2008 Facility”) with the same local bank on December 8, 2008. The $800,000 was included in the 2008 Facility which bears interest at an effective rate that is defined as equal to the Wall Street Journal Prime Rate plus 1.5% with a floor of 6%. The interest is payable monthly. The agreement provides that, beginning January 31, 2009, the maximum outstanding principal amount is to be reduced by $50,000 per month throughout the term of the note. The 2008 Facility matures on December 31, 2009. The 2008 Facility is collateralized by all of the Company’s interest in the McElmo Dome Field and a 5% interest in Geohedral, LLC, the mining partnership currently exploring for minerals in Alaska.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

(j)

On December 31, 2008, as part of the disposition of the Company’s interest in the partnership owning the fertilizer plant in China, the Company agreed to pay one-half of the accrued interest, or $47,000, due to its former partner on the 3.83% Loan due February, 2010. The Company signed an unsecured note bearing interest at 8%, due June 30, 2009.

At December 31, 2008,the annual maturities of debt were $1,342,000 in 2009, $2,294,000 in 2010, $367,000 in 2011 and $9,000 thereafter.

The Company incurred $599,000, $717,000 and $725,000 of interest expense relating to debt to related parties in 2008, 2007 and 2006, respectively. The Company paid $501,000, $381,000 and $384,000 of those amounts for 2008, 2007 and 2006, respectively.

The weighted average interest rates for the Company’s short-term borrowings were 12.2% and 11.3% as of December 31, 2008 and 2007, respectively.

(10)  Operating Leases

Noncancelable operating leases for continuing operations relate principally to office space, vehicles and operating equipment. Gross future minimum payments under such leases as of December 31, 2008 are summarized as follows:

Year	Amount
2009	$ 86,000
2010	86,000
2011	85,000
$ 257,000

Rent expense under operating leases aggregated $152,000, $174,000, and $166,000, in 2008, 2007, and 2006, respectively.

(11)  Income Taxes

Total income tax expense (benefit) was allocated as follows:

	Year ended December 31,
	2008	2007	2006

Continuing operations	$25,000	$(1,000)	$(17,000)
Discontinued operations	-	-	-
	$25,000	$(1,000)	$(17,000)

Current income tax expense (benefit) from continuing operations consisted of:

	Year ended December 31,
	2008	2007	2006

U. S. federal	$25,000	$(1,000)	$(17,000)
Various states	-	-	-
	$25,000	$(1,000)	$(17,000)

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

	Year ended December 31,
	2008	2007	2006

Computed U. S. federal statutory expense (benefit)	$ 1,185,000	$ (343,000)	$ (225,000)
Federal alternative minimum tax (benefit)	25,000	(1,000)	(17,000)
Increase (decrease) in the valuation allowance for deferred tax assets	(1,185,000)	343,000	225,000
State income tax (benefit)	-	-	-
	$ 25,000	$ (1,000)	$ (17,000)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets – tax effect of:
Net operating loss carryforwards	$ 1,713,000	$10,545,000
Statutory depletion and investment tax credit carryforwards	1,275,000	1,275,000
Other, principally investments and property, plant and equipment	296,000	308,000
Total gross deferred tax assets	$ 3,284,000	$12,128,000
Less valuation allowance	(3,261,000)	(12,105,000)
Deferred tax liabilities	(23,000)	(23,000)
Net deferred tax asset/liability	$ -	$ -

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

Prior to December 31, 2008, the Company had federal regular tax operating loss carryforwards (the “NOL’s”) of approximately $26.3 million and tax depletion carryforwards of approximately $3.45 million. Of the NOL amounts, $21.8 million of the NOL’s will expire, as unused, on December 31, 2008 and $4.5 million will expire from 2021 to 2027. These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Deferred Compensation Plans

The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company’s common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans. Under such plans, the number of shares of stock credited to each participant’s account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date. 700,000 shares of stock were issued effective January 31, 2003, upon termination of the initial plan adopted in 1996. 300,000 shares were issued effective September 30, 2003, upon termination of a second plan. 800,000 shares of stock were authorized for issuance under the third plan (the “2003-2 Plan”), adopted in September of 2003 and amended in February of 2004. As of December 31, 2004, there were 712,716 shares reserved for distribution under the 2003-2 Plan and another85,095 shares werereserved for distribution in 2005 before the plan’s termination on November 17, 2005. A total of 217,653 shares from the 2003-2 Plan were distributed to the participants in 2005, along with an immaterial cash payment for fractional shares. Another 98,612, 66,135 and 66,135 shares from the 2003-2 Plan were distributed to the participants in 2006, 2007 and 2008, respectively. The Company will distribute the remaining 349,273 shares in the following years, according to the binding elections of the participants:

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

Year(s)	Total Shares
2009	66,135
2010-2011 (66,134 shares per year)	132,268
2012	66,132
2013-2014 (42,369 shares per year)	84,738
Total	349,273

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

The weighted-average fair values of stock units issued under the plans were $0.59, $0.69 and $1.177 for 2008, 2007 and 2006, respectively.

(13)  Employee Benefit Plan

Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code. The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements. One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee’s contribution up to 5% of such employee's compensation. The second plan covers those employees in the Coal Segment and allows voluntary “savings” contributions up to a maximum of 40%. Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees’ contribution. The Company’s contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes. Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant. The Company retains the right to modify, amend or terminate the plans at any time. Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice. In November 2006 the Company, according to the terms of a union contract, notified the union participants employed at the Coal Segment’s coal fines recovery facility in West Virginia that it had re-instituted the 100% match (effective with each employee’s date of hire), and $9,000 of contributions were made to the plan during the remainder of the year. The Company made contributions totaling $11,000 under terms of this plan in 2007. No other contributions were made to the plans in 2006, 2007 or 2008.

(14)  Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

(15)  Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in 2006, 2007 and 2008. The segments are Coal, Carbon Dioxide, e-Commerce, with the new Oil & Gas Segment added as a reportable segment in 2006.

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

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

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

		Carbon
	Coal	Dioxide	e-Commerce	Oil & Gas	Totals
2008
Revenues from external customers	$ 23	$1,369	$ 5	$ 108	$1,505
Interest income	-	-	-	-	-
Interest expense	20	-	-	-	20
Depreciation, depletion and amortization	15	27	-	15	57
Segment profit (loss)	(506)	1,162	(123)	25	558
Segment assets	819	360	4	297	1,480
Expenditures for segment assets	538	8	-	-	546

2007
Revenues from external customers	$ 21	$1,367	$ 5	$ 74	$1,467
Interest income	-	-	-	2	2
Interest expense	-	-	-	-	-
Depreciation, depletion and amortization	12	50	-	15	77
Segment profit (loss)	(503)	1,063	(125)	9	444
Segment assets	262	970	5	323	1,560
Expenditures for segment assets	14	85	-	-	99

2006
Revenues from external customers	$ 25	$1,540	$ 5	$ 147	$1,717
Interest income	-	-	-	2	2
Interest expense	2	-	-	-	2
Depreciation, depletion and amortization	40	46	-	15	101
Segment profit (loss)	(120)	1,324	(95)	89	1,198
Segment assets	301	557	18	343	1,219
Expenditures for segment assets	25	92	3	-	120

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

	2008	2007	2007

Total revenues for reportable segments	$1,505	$1,467	$1,717
Revenues from corporate activities not allocated to segments	-	-	-
Total consolidated revenues	$1,505	$1,467	$1,717

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

	2008	2007	2006

Total interest expense for reportable segments	$ 20	$ -	$ 2
Interest expense from corporate activities not allocated to segments	693	892	957
Total consolidated interest expense	$ 713	$ 892	$ 959

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

	2008	2007	2006

Total depreciation, depletion and amortization for reportable segments	$ 57	$ 77	$ 101
Corporate depreciation and amortization not allocated to segments	150	97	77
Total consolidated depreciation, depletion and amortization	$ 207	$ 174	$ 178

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations before income taxes is as follows (in thousands):

	2008	2007	2006

Total earnings for reportable segments	$ 558	$ 444	$ 1,198
Net corporate income (costs) not allocated to segments	2,778	(1,397)	(1,822)
Total consolidated earnings (loss) from continuing operations	$ 3,336	$ (953)	$ (624)

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

	2008	2007

Total assets for reportable segments	$ 1,480	$ 1,560
Assets of discontinued operations	26	487
Corporate assets not allocated to segments	259	287
Total consolidated assets	$ 1,765	$ 2,334

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

	2008	2007

Total expenditures for assets for reportable Segments	$ 546	$ 99
Expenditures for assets in discontinued operations	-	-
Corporate expenditures not allocated to segments	29	10
Total expenditures for assets	$ 575	$ 109

All of 2006, 2007 and 2008 segment revenues were derived from customers in the United States of America. All remaining continuing segment assets are located in the United States of America.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

During the year 2008, one customer accounted for 89% of the Coal Segment’s and 2% of the Company’s continuing revenues. For the year 2007, one customer accounted for 97% of the Coal Segment’s and 1% of the Company’s continuing revenues. During the year 2006, two customers accounted for 91% of the Coal Segment’s and 1% of the Company’s continuing revenues. All of the e-Commerce Segment’s 2006, 2007 and 2008 revenues were derived from one customer. In 2007 and 2008, the Company’s CO2 revenues were received from three parties in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales. There were two such parties in 2006. During 2008, 2007 and 2006, sales by these parties accounted for 91%, 93%, and 86%, respectively, of the Company’s continuing segment revenues and all of the Carbon Dioxide Segment’s revenues. The Company’s oil and gas revenues are received from two parties in the Oil & Gas Segment who market the oil and natural gas to numerous end users on behalf of the interest owners who elect to participate in such sales. During 2008, 2007 and 2006, sales by these two operators accounted for 8%, 5% and 8%, respectively, of the Company’s segment revenues and all of the Oil & Gas Segment’s revenues.

(0)	Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands except per share data)
Revenues	$378	$373	$376	$378
Operating profit (loss)	(47)	(127)	(156)	(204)
Earnings (loss) from continuing operations	3,026,000	(283)	(378)	946
Loss from discontinued operations	(258)	(233)	(232)	(224)
Net earnings (loss)	2,768,000	(516)	(610)	722
Basic earnings (loss) Per share	0.45	(0.08)	(0.09)	0.08
Diluted earnings (loss) Per share	0.40	(0.08)	(0.09)	0.07

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands except per share data)
Revenues	$ 319	$ 328	$ 355	$ 465
Operating profit (loss)	(141)	(267)	72	(42)
Earnings (loss) from continuing operations	(323)	(476)	(66)	(88)
Loss from discontinued operations	(250)	(135)	(381)	(307)
Net loss	(573)	(611)	(447)	(395)
Basic loss per share	(0.10)	(0.10)	(0.08)	(0.06)
Diluted loss per share	(0.10)	(0.10)	(0.08)	(0.06)

The quarterly information presented above has been restated to conform to the final year-end 2008 presentation.

The Company recorded no economic impairments in the fourth quarter of 2006. In the fourth quarter of 2007, the Company expensed $13,000 of costs associated with unsuccessful attempts to obtain a patent in the e-Commerce Segment. In the fourth quarter of 2008, the Company expensed $52,000 of capitalized costs associated with obtaining debt financing when the majority of the relevant debt was converted to the Company’s common stock.

(17)  Subsequent events

See Note 2 – “Additional Details – Subsequent Events”

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

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

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  FAS 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  FAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May 2008 the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” Staff Position 132(R)-1 amends FASB Statement No. 132 (revised 2003),“Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to require additional disclosures about the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. Staff Position 132(R)-1 is effective for fiscal years ending after December 15, 2009. This statement has no effect on the Company’s financial reporting at this time.

THE BEARD COMPANY AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2008, 2007, and 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No matters require disclosure here.

Item 9A.  Controls and Procedures.

See “Item 8. Financial Statements and Supplemental Data” for Managements Annual Report on Internal Control Over Financial Reporting.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule a-15(f) under the Exchange Act) were not effective as discussed in Managements Annual Report on Internal Control over Financial Reporting as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2008, that was not reported.

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

10.4

Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated June 13, 2007. (This Exhibit, which superseded all prior Agreements between the parties, has been previously filed as Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed on August 20, 2007, and same is incorporated herein by reference).

10.5

Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 25, 2008.  (This Exhibit, which superseded all prior Agreements between the parties, has been previously filed as Exhibit 99.7 to the Registrant's Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.6

Form of 2005 Warrant.  (This Exhibit has been previously filed as Exhibit 10.3 to Registrant's Form 10-Q for the period ended March 31, 2005, filed on May 16, 2005, and the same is incorporated herein by reference).

10.7

Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009. (This Exhibit has been previously filed as Exhibit 99.1 to the Registrant’s Form 8-K, Current Report, filed on July 25, 2005, and same is incorporated herein by reference).

10.8

Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company ("Beard Oil") and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins ("Wiggins") and Ken Kamon ("Kamon"), as Buyer.  (This Exhibit has been previously filed as Exhibit 99.2 to Registrant's Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.9

Representation, Lien Release and Indemnity Agreement dated March 25, 2008, by and among Registrant, Beard Oil, William M. Beard, Wiggins and Kamon.  (This Exhibit has been previously filed as Exhibit 99.3 to Registrant’s Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.10

Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008, by and among the Unitrust, Boatright Family, L.L.C. ("Boatright"), McElmo Dome Nominee, LLC ("Nominee") and Registrant.  (This Exhibit has been previously filed as Exhibit 99.5 to Registrant's Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.11

Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008, by and between the Unitrust and Registrant.  (This Exhibit has been previously filed as Exhibit 99.6 to Registrant's Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.12	Amended and Restated Business Loan Agreement dated December 8, 2008, by and among Registrant and First Fidelity Bank, N.A. ("FFB").

10.13	Promissory Note dated December 8, 2008, by and between Registrant and FFB.
10.14

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of December 8, 2008 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado for the benefit of FFB.

10.15	Amended and Restated Nominee and Subordination Agreement dated as of December 8, 2008 by and among Registrant, the Unitrust, Boatright and McElmo Dome Nominee, LLC ("Nominee").
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

_________

*Compensatory plans or arrangements.

The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Harvey Parkway, 301 N. W. 63rd Street, Suite 400, Oklahoma City, Oklahoma 73116.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEARD COMPANY (Registrant)
By /s/ Herb Mee, Jr. Herb Mee, Jr., President
Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

By /s/ W.M. Beard W.M. Beard	Chief Executive Officer	April 15, 2009

By /s/ Herb Mee, Jr. Herb Mee, Jr.	President and Chief Financial Officer	April 15, 2009

By Jack A. Martine Jack A. Martine	Controller and Chief Accounting Officer	April 15, 2009

By /s/ W.M. Beard W.M. Beard	Chairman of the Board	April 15, 2009

By /s/ Herb Mee, Jr. Herb Mee, Jr.	Director	April 15, 2009

By /s/ Allan R. Hallock Allan R. Hallock	Director	April 15, 2009

By /s/ Harlon E. Martin, Jr. Harlon E. Martin, Jr.	Director	April 15, 2009

INDEX TO EXHIBITS

ExhibitNo.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of registrant as filed with the Secretary of State of Oklahoma on July 20, 2004	Incorporated herein by reference

3.2	Registrant’s By-Laws as currently in effect	Incorporated herein by reference

4.1	Rights, and the Qualifications, Limitations or Restrictions Thereof of the series A Convertible Voting Preferred Stock of the Registrant

10.1	The Beard Company 2006 Stock Option Plan adopted on May 1, 2006	Incorporated herein by reference

10.2	Form of Indemnification Agreement dated December 15, 1994, by and between Registrant and five directors	Incorporated herein by reference

10.3	Amendment No. One to The Beard Company 2003-2 Deferred Stock Compensation Plan as amended effective February 13, 2004	Incorporated herein by reference

10.4	Restated and Amended Letter Loan agreement by and between Registrant and the Unitrust dated June 13, 2007	Incorporated herein by reference

10.5	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 25, 2008	Incorporated herein by reference

10.6	Form of 2005 Warrant	Incorporated herein by reference

10.7	Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009	Incorporated herein by reference

10.8

Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company (“Beard Oil”) and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins (“Wiggins”) and Ken Kamon (“Kamon”), as Buyer

Incorporated herein by reference

10.9	Representation, Lien Release and Indemnity Agreement dated March 25, 2008, by and among Registrant, Beard Oil, William M. Beard, Wiggins and Kamon	Incorporated herein by reference

10.10

Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008, by and among the Unitrust, Boatright Family, L.L.C. (“Boatright”), McElmo Dome Nominee, LLC (“Nominee”) and Registrant

Incorporated herein by reference

10.11	Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008, by and between the Unitrust and Registrant	Incorporated herein by reference

10.12	Amended and Restated Business Loan Agreement dated December 8, 2008, by and among Registrant and First Fidelity Bank, N.A. (“FFB”)	Filed herewith electronically

10.13	Promissory Note dated December 8, 2008, by and between Registrant and FFB	Filed herewith electronically

10.14

Form of Amended and Restated Deed of Trust, Assignment of Production, Security agreement and Financing Statement dated as of December 8, 2008 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado for the benefit of FFB

Filed herewith electronically

10.15	Amended and Restated Nominee and Subordination agreement dated as of December 8, 2008 by and among Registrant, the Unitrust, Boatright and McElmo Dome Nominee, LLC	Filed herewith electronically

14	Code of Ethics as amended March 9, 2006	Incorporated herein by reference
21	Subsidiaries of the Registrant	Filed herewith electronically
23.1	Consent of Cole & Reed, P.C.	Filed herewith electronically
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith electronically
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith electronically