Form 10-Q
period 2009-03-31
BEARD CO /OK
filed 2009-05-20
CIK 909992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2009.

Common Stock $.0006665 par value – 9,912,457

THE BEARD COMPANY

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	December 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$ 115,000	$ 182,000
Accounts receivable, less allowance for doubtful
receivables of $31,000 in 2009 and 2008	160,000	185,000
Prepaid expenses and other assets	7,000	5,000
Assets of discontinued operations held for resale	21,000	26,000
Total current assets	303,000	398,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	94,000	87,000

Property, plant and equipment, at cost	2,554,000	2,561,000
Less accumulated depreciation, depletion and amortization	1,336,000	1,340,000
Net property, plant and equipment	1,218,000	1,221,000

Intangible assets, at cost	75,000	75,000
Less accumulated amortization	68,000	66,000
Net intangible assets	7,000	9,000

	$ 1,672,000	$ 1,765,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$168,000	$97,000
Accrued expenses	322,000	431,000
Short-term debt	95,000	-
Short-term debt - related entities	80,000	57,000
Current maturities of long-term debt	996,000	895,000
Current maturities of long-term debt - related entities	390,000	390,000
Liabilities of discontinued operations held for resale	51,000	65,000
Total current liabilities	2,102,000	1,935,000

Long-term debt less current maturities	420,000	420,000

Long-term debt - related entities	2,250,000	2,250,000

Other long-term liabilities	169,000	172,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share;
15,000,000 authorized; 9,912,457 and 9,830,586 shares
issued and outstanding in 2009 and 2008, respectively	7,000	7,000
Capital in excess of par value	42,672,000	42,655,000
Accumulated deficit	(44,053,000)	(43,787,000)
Accumulated other comprehensive income	24,000	25,000
Total shareholders' equity (deficiency) attributable to The Beard Company	(461,000)	(211,000)

Noncontrolling interests	(2,808,000)	(2,801,000)
Total shareholders' equity (deficiency)	(3,269,000)	(3,012,000)

Commitments and contingencies (note 7)
	$ 1,672,000	$ 1,765,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues:
Coal reclamation	$ 1,000	$ -
Carbon dioxide	280,000	345,000
e-Commerce	3,000	5,000
Oil & gas	23,000	28,000
	307,000	378,000
Expenses:
Coal reclamation	130,000	137,000
Carbon dioxide	27,000	31,000
e-Commerce	28,000	31,000
Oil & gas	17,000	7,000
Selling, general and administrative	271,000	183,000
Depreciation, depletion and amortization	22,000	36,000
	495,000	425,000
Operating profit (loss):
Coal reclamation	(136,000)	(139,000)
Carbon dioxide	246,000	307,000
e-Commerce	(25,000)	(26,000)
Oil & gas	2,000	18,000
Other, primarily corporate	(275,000)	(207,000)
	(188,000)	(47,000)
Other income (expense):
Interest income	3,000	1,000
Interest expense	(96,000)	(222,000)
Equity in net earnings of unconsolidated affiliates	-	1,000
Gain on sale of assets	1,000	3,344,000
Other	1,000	3,000

Earnings (loss) from continuing operations before income taxes	(279,000)	3,080,000

Income tax benefit (expense) (note 6)	-	(54,000)

Earnings (loss) from continuing operations	(279,000)	3,026,000

Earnings (loss) from discontinued operations (note 3)	6,000	(258,000)

Net earnings (loss)	(273,000)	2,768,000

Less: (Income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	7,000	7,000
(Income) loss from discontinued operations	-	109,000

Net earnings (loss) attributable to The Beard Company common shareholders	$(266,000)	$2,884,000

Net earnings (loss) per average common share outstanding:

Basic
Earnings (loss) from continuing operations	$ (0.03)	$ 0.49
Loss from discontinued operations	0.00	(0.02)
Net earnings (loss)	$ (0.03)	$ 0.47

Net earnings (loss) per average common share outstanding:
Diluted
Earnings (loss) from continuing operations	$ (0.03)	$ 0.43
Earnings from discontinued operations	0.00	(0.02)
Net earnings (loss)	$ (0.03)	$ 0.41

Weighted average common shares outstanding:
Basic	9,900,000	6,162,000
Diluted	9,900,000	6,989,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

					Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Compre-hensive Income (loss)	Non- controlling Interests	Total Common Shareholders' Equity (Deficiency)

	Preferred		Common
	Shares	Stock	Shares	Stock

Balance, December 31, 2007	27,838	$889,000	5,657,715	$4,000	$38,823,000	$(45,138,000)	$31,000	$(3,794,000)	$(9,185,000)

Net earnings (loss)	-	-	-	-	-	3,002,000	-	(638,000)	2,364,000
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	(26,000)	-	(26,000)

Total comprehensive earnings (loss)	-	-	-	-	-	-	-	-	2,338,000

Elimination of noncontrolling interests upon sale of remaining interests in subsidiaries	-	-	-	-	-	(1,651,000)	20,000	1,631,000	-

Share-based compensation related to employee stock options and bonuses	-	-	24,900	-	63,000	-	-	-	63,000

Issuance of warrants	-	-	-	-	7,000	-	-	-	7,000

Issuance of stock for warrants exercised	-	-	463,918	-	89,000	-	-	-	89,000

Issuance of stock for debt conversions	-	-	3,217,921	3,000	3,649,000	-	-	-	3,652,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	24,000	-	-	-	24,000

Issuance of shares pursuant to deferred compensation plan	-	-	466,132	-	-	-	-	-	-

Balance, December 31, 2008	27,838	889,000	9,830,586	7,000	42,655,000	(43,787,000)	25,000	(2,801,000)	(3,012,000)

Net earnings (unaudited)	-	-	-	-	-	(266,000)	-	(7,000)	(273,000)
Comprehensive income (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	(1,000)		(1,000)

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	-	(274,000)

Issuance of warrants (unaudited)	-	-	-	-	4,000	-	-	-	4,000

Share-based compensation related to employee stock options (unaudited)	-	-	-	-	-	-	-	-	-

Issuance of stock for warrants exercised (unaudited)	-	-	15,737	-	13,000	-	-	-	13,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	66,134	-	-	-	-	-	-

Balance, March 31, 2009 (unaudited)	27,838	$889,000	9,912,457	$7,000	$42,672,000	$(44,053,000)	$24,000	$(2,808,000)	$(3,269,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Operating activities:
Cash received from customers	$ 332,000	$ 837,000
Cash paid to suppliers and employees	(451,000)	(136,000)
Interest received	3,000	1,000
Interest paid	(122,000)	(985,000)
Operating cash flows of discontinued operations	(3,000)	(187,000)
Net cash used in operating activities	(241,000)	(470,000)

Investing activities:
Acquisition of property, plant and equipment	(20,000)	(1,000)
Distribution from investments	10,000	-
Investment in partnership	(13,000)	-
Proceeds from sale of assets	-	3,500,000
Net cash provided by (used in) investing activities	(23,000)	3,499,000

Financing activities:
Proceeds from term notes	245,000	375,000
Payments on line of credit and term notes	(61,000)	(1,752,000)
Payments on related party debt	-	(736,000)
Proceeds from exercise of warrants	13,000	29,000
Advance from related party for investment in fifty
percent-owned subsidiary in China	-	30,000
Advance to related party	-	(10,000)
Net cash provided by (used in) financing activities	197,000	(2,064,000)

Net increase (decrease) in cash and cash equivalents	(67,000)	965,000

Cash and cash equivalents at beginning of period	182,000	61,000

Cash and cash equivalents at end of period	$ 115,000	$ 1,026,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net earnings (loss) to Net Cash Provided by (Used in) Operating Activities

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Net earnings (loss)	$ (273,000)	$ 2,768,000
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Depreciation, depletion and amortization	22,000	37,000
Depreciation, depletion and amortization of
discontinued operations	-	12,000
Gain on sale of assets	(1,000)	(3,344,000)
Equity in operations of unconsolidated affiliates	-	1,000
Non cash interest expense	4,000	-
Non cash compensation expense	-	24,000
Decrease in accounts receivable, prepaid
expenses and other current assets	19,000	451,000
Decrease in inventories	-	36,000
Decrease in accounts payable, accrued
expenses and other liabilities	(12,000)	(455,000)
Net cash used in operating activities	$ (241,000)	$ (470,000)

Supplemental Schedule of Noncash Investing and Financing Activities:
Note receivable for sale of automobile	$ 1,000	$ -

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

(1)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company’s 2008 annual report on Form 10-K.

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

The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

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

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2005 Stock Option Plan (the "2005 Plan") adopted in February 2005. There were 45,000 options granted under the 2005 Plan in the first quarter of 2005, however, on May 1, 2006, the Company cancelled the 2005 Plan and all the options under the 2005 Plan. Also, on May 1, 2006, the Company replaced the 2005 Plan with the 2006 Stock Option Plan (the “2006 Plan”). The Company granted 45,000 options under the 2006 Plan in replacement of the options that were cancelled under the 2005 Plan; 15,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof. An additional 15,000 options were cancelled on March 31, 2009 following the termination of another holder.

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. The Company did not recognize any share-based compensation expense under SFAS 123R for either the three months ended March 31, 2009 or 2008. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB No. 25, no share-based compensation was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.

As of March 31, 2009, there were $13,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 7.08 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no material tax benefit was recorded for share based payment awards in the three-month periods ended March 31, 2009 or 2008, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value

Options outstanding at December 31, 2008:	30,000	$ 1.53	7.33	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(15,000)	-	-	-
Options outstanding at March 31, 2009	15,000	$ 1.53	7.08	-
Options exercisable at March 31, 2009	10,000	$ 1.53	7.08	-
Options vested and options expected to vest at March 31, 2009	15,000	$ 1.53	7.08	-

Reclassifications

Certain 2008 balances have been reclassified to conform to the 2009presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern

Overview

The accompanying financial statements have been prepared based upon the Company’s belief that it will continue as a going concern. The Company has incurred operating losses and negative cash flows from operations during each of the last six years. The Company commenced a project in its Coal Segment in 2005 which was projected to begin generating positive cash flow during the last half of 2006, but such projection was not attained. The Coal Segment did, however, reflect a slightly decreased operating loss in the first three months of 2009, primarily as a result of an increase in revenue and smaller increases in other costs. All efforts to make the China Segment profitable have been unsuccessful, and in December of 2007 the segment was discontinued. The Company relinquished its ownership interests in two of the entities in the China Segment on December 31, 2008 and realized a gain of $1,671,000. Although the Company finalized its first licensing arrangement in its e-Commerce Segment in 2003, the arrangement did not make the segment profitable in any of the subsequent years and will not make it profitable in 2009. The segment’s operating loss for the first three months of 2009 decreased to $25,000 versus a $26,000 operating loss in the 2008 first three months, reflecting decreased costs associated with the Visa litigation. The CO2 Segment’s operating profit decreased 20% to $246,000 in the 2009 first quarter compared to $307,000 in the 2008 first quarter, primarily due to lower production to the Company’s interest as a result of the sale of 35% of the Company’s interest in the McElmo Dome field, effective February 1, 2008. Production to the Company’s interest in the Oil & Gas Segment increased 17% but this was more than offset by a 32% decrease in price and increases in lease operating expenses and ad valorem taxes. These factors combined to reduce the operating profit for the segment from $18,000 for the first three months of 2008 to $2,000 for the same period in 2009.

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

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

Five private debt placements raised gross proceeds of $4,184,000 during such period. In 2005 the Company borrowed $850,000 from a related party to finance most of the cost of a fertilizer plant in China. These financings were supplemented in 2007 by (i) the sale of an additional $105,000 of convertible notes, (ii) a $150,000 short-term loan from a shareholder of a former affiliate in March, (iii) $192,000 of short-term loans from the Company’s Note holders, (iv) a $1,500,000 long-term bank facility (the “2007 Facility”) in June, and (v) sale of the Company’s interest in the Bravo Dome CO2 field in October which generated net cash of $285,000. In addition, the Coalition Managers Litigation was concluded, and the Company received approximately $96,000 from the defense fund in August of 2007. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. These measures enabled the Company to continue operating.

The private placements resulted in additional dilution to the Company’s common equity. 72,240 warrants were issued in 2005 and 12,869 warrants were issued in 2007 in connection with two of the private debt placements and 1,014,000 Stock Units (including 40,000 Units in the 2008 first quarter) were accrued in the participants’ accounts as a result of salary and fee deferrals into the various DSC Plans. During such period $4,184,000 of convertible notes were also issued which were convertible into 3,506,000 shares of common stock. During 2008 warrant holders exercised warrants for an aggregate of 368,548 shares at exercise prices ranging from $0.135 to $0.80 per share. Also during August and September, the Company elected, under the provisions of the existing loan agreements, to force convert its 2008 Convertible Notes (the “2008 Notes”) and its 2010 Convertible Notes (the “2010 Notes”) into common stock of the Company at a conversion price of $1.00 per share. This resulted in the issuance of an additional 2,763,622 shares of the common stock. The resultant dilution greatly strengthened the Company’s balance sheet by eliminating $2,205,300 of long-term debt and $558,322 of short-term debt, while adding $2,763,622 to shareholders’ equity. As a result of the issuance of these 3,132,170 shares, the Company’s total outstanding common shares increased to 9,376,017. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in 2005, 98,000 in 2006, 66,000 in 2007, and another 66,000 in the first quarters of 2008 and 2009. In addition, 25,000 options were issued to a financial consultant in 2005 and 15,000 employee stock options were issued in 2006 (both figures net of forfeitures).

The Company’s working capital position has improved significantly since December 31, 2007, when it was $(3,159,000), to $(1,799,000) at March 31, 2009---an improvement of $1,360,000. On March 26, 2008, the Company closed on the sale of 35% of its interest in the McElmo Dome CO2 Unit (consisting primarily of the 30% of the Company’s McElmo Dome production that had been committed to sell at the Company’s lowest prices) for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,475,000 to cash flow after legal costs. Because our interest in McElmo Dome served as the collateral for our primary lines of credit we entered into a new Change of Terms Agreement reducing the maximum available credit under the 2007 Facility from $1,500,000 to $1,000,000 while modifying the required monthly principal reduction from $75,000 per month beginning in March of 2008 to $50,000 per month beginning in April of 2008. The outstanding principal balance under the facility was reduced down to zero. In addition, the outstanding loan agreement and related promissory note with The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) was amended to reduce the outstanding principal balance of the loan from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010. The Company also entered into a Release, Subordination and Amended and Restated Nominee Agreement whereby the Unitrust loan continued to be subordinate to the Company’s $390,000 note in favor of Boatright Family, L.L.C. (“Boatright”) and the 2007 Facility, and the Boatright note continued to be subordinate to the 2007 Facility.

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

On December 8, 2008, the 2007 Facility was replaced by the 2008 Facility, which has a Maturity Date of December 31, 2009. The maximum available credit under the 2008 Facility increased the maximum available credit under the line back to $1,000,000, with the required monthly principal reductions of $50,000 per month beginning on January 31, 2009. The Unitrust loan continued to be subordinate to the Company’s $390,000 note in favor of Boatright and the 2008 Facility, and the Boatright note continued to be subordinate to the 2008 Facility. At year-end 2008 the principal balance under the 2008 Facility was $800,000.

On February 28, 2009, the Company had exhausted the credit availability under the 2008 Facility and commenced a private placement of short-term 12% notes coupled with 2-year warrants exercisable at $3.00 per share in order to address the problem. All of the notes were for a term of six months with the exception of a $23,530 3-month note which was given to Boatright in lieu of an interest payment due on its $390,000 note. A total of $118,530 of notes and 23,500 warrants had been sold by March 9, 2009 when the offering was terminated in view of the pending sale of the Company’s remaining interest in McElmo Dome (see Subsequent Developments below).

Additional Details

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

In 2006, the Company joined with three other partners in forming Geohedral LLC (“Geohedral”) to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals. Under the Company’s direction, Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing claims covering the target area, encompassing approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska. A few of the claims were rejected by the U.S. Forest Service; the balance of the claims, covering approximately 48,000 acres, was approved.

While the claims were being staked and filed Geohedral raised an additional $1,640,000 to cover the cost of drilling 28 core holes with the goal of having the cores assayed under the supervision of one of the country’s leading mining engineering firms to verify Geohedral’s estimate that the claims contain significant reserves. Ten core holes were drilled to depths ranging from 65 feet to 125 feet (seven holes were in the 95 to 100 foot range) before Geohedral had to suspend the coring due to adverse weather and limited visibility. Additional core holes will be drilled later this year.

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

The Company continues to be highly optimistic about the potential of the project. Based on an analysis completed by an independent lab Geohedral recently hired to confirm the presence of precious metals, the Company also believes that the area Geohedral has staked has meaningful value based upon the limited coring and analysis completed to date. The Company is eagerly looking forward to the additional work Geohedral will undertake during the rest of this year to confirm what they expect will prove to be a significant discovery.

As a result of the two private placements completed in 2008, the Company’s ownership in Geohedral has been reduced to 23.16375%.

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

Subsequent Developments

Several developments have taken place which have benefited, or are expected to benefit, the Company’s cash flow position:

(i) Sale of Additional Interest in McElmo Dome. On April 14, 2009, the Company entered into an agreement to sell its remaining interest in the McElmo Dome CO2 Unit for $5,200,000. The Company received a down payment of $1,300,000 upon execution of the agreement and received the $3,736,626 balance (after adjustments for certain revenues received and billings paid by the Company, totaling a net of $163,374) of the consideration on May 7, 2009. The sale, which was effective March 1, 2009, generated a gain of $4,909,000, which will be included in the Company’s financial results for the quarter ending June 30, 2009. Because our interest in McElmo Dome served as the collateral for our primary lines of credit, the security interests of First Fidelity Bank, N.A. (the “Bank”), the Unitrust and Boatright were all released. The Company reduced the outstanding principal balance of the 2008 Facility to zero on May 7, 2009, and paid off Boatright’s outstanding $390,000 2010 Convertible Note and its $23,530 short-term note on May 8, 2009, at which time the sale was deemed to be officially closed. The Company will be entering into a new loan agreement with the Bank which will have a maximum available credit of $500,000 (the 2009 Facility) which will be secured by Certificates of Deposit. The facility is expected to have a Maturity Date of April 1, 2011; the other terms of the facility have not yet been negotiated. In addition, the outstanding loan agreement and related promissory note with the Unitrust were amended effective May 6, 2009, and accrued interest of $22,500 was paid to such date. The outstanding principal balance of the loan remained at $2,250,000 (the “Loan”) and the maturity date was extended from April 1, 2010 to April 1, 2011. The Unitrust will henceforth be unsecured with the expectation that the Company will start amortizing the Loan when it has demonstrated the financial capability to commence periodic payments of principal and interest totaling at least $100,000 per quarter. On May 11, 2009, the Company reduced the outstanding principal balance on the Loan to $2,150,000.

(ii) Beard Dilworth, LLC. On March 25, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of the Company, made an offer to purchase the properties comprising the Dilworth Field (the “Dilworth Properties”) located on the Nemaha Ridge in Kay County, Oklahoma from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale, for a total purchase price of $1,695,000. On March 30, 2009, the terms of the purchase were agreed to and an $80,000 earnest money deposit was delivered to Summit. Closing of the purchase occurred on April 17, 2009.

It has been estimated that the Dilworth Field has produced more than 70 million barrels of oil since the discovery well was completed in 1910. A reservoir study by one of the country’s most highly respected engineering firms has estimated that the Field should be capable of recovering an additional 3.4 to 4.4 million barrels of oil from the Arbuckle Formation by utilizing high volume extraction (“HVE”) technology. BDLLC’s targeted rate of fluid recovery for the project is approximately 220,000 barrels of fluid per day with an anticipated hydrocarbon yield of 1% to 2%.

BDLLC is currently in the process of raising a total of $7,000,000 from private investors (including $700,000 contributed by the Company) to finance the purchase of and development of the Dilworth Properties. The Company believes that it will be able to raise the $7,000,000 needed to complete the contemplated development program. However, there is no assurance that additional funds beyond the $1,725,000 already raised will be secured. In the event there is a delay in raising the funds, or the full amount is not raised, development of the Dilworth Properties and the contemplated payout will be delayed.

Under the contemplated development program, BDLLC plans to drill five shallow wells to test several upper zones in the Field that it believes will be productive. It then plans to purchase two disposal wells already in place in the field that were not part of its initial purchase, drill two large-bore production wells and one additional disposal well, and start injecting water into the Arbuckle Formation.

(iii) Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, working in concert with BTI and Ke/La Energy, LLC (“Ke/La”), began circulating an Offering Document on April 2, 2009, to secure capital

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

funding of approximately $31 million to construct a new processing plant at Alden’s Gatliff Preparation Plant at the Bennett’s Branch impoundment located near Nevisdale in south central Kentucky. They advise that they currently have 6-8 active, interested parties. The refuse material from the impoundment will be integrated with the fine coal feed from Alden’s existing preparation plant. The recovery system will be equipped with the Ke/La binder technology to pelletize the fuel produced from the recovery plant. The project will be totally financed by Alden who will own the plant.

Part of the funds will be used to expand the mining capacity of one or more of the mines which produce the coal processed at the Gatliff Plant. We have been advised that the Gatliff Plant is the only facility in North America that can produce coal that meets the exacting specifications of silicon metal producers. Most of the coal shipped from the Gatliff Plant is from the Blue Gem coal seam. Such coal commands a premium price, currently up to $175 per ton.

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

(iv) Other Projects. In addition to the Alden project discussed above, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. Two of these are in the advanced stage of development, and one of these, the TransAlta project, is far enough along that it could be at the startup stage prior to year-end. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

(3)  Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either of the three-month periods ended March 31, 2009 or 2008. The Company recorded losses of $1,000 and none for this segment for the three-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had no significant liabilities at March 31, 2009. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2009.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first three months of 2009 or 2008. The segment recorded losses of less than $200 for each of the first three months of 2009 and 2008, respectively. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2009. As of March 31, 2009, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2009.

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. On December 31, 2008, the Company relinquished all of its ownership interests in the partnership which owned a fertilizer manufacturing plant operating in China and recorded a gain of $1,671,000. In the first quarter of 2009, the Company ceased operations of the two remaining entities operating in China and wrote off all remaining assets and liabilities associated with these two entities, recording a gain of $6,000. Revenues for the segment were none and $38,000 for the three-month periods ending March 31, 2009 and 2008, respectively. The segment incurred a gain of $6,000 and losses of $257,000 for the three-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. At March 31, 2009, the liabilities of the segment consisted of a note payable along with accrued interest totaling $48,000. The Company will dispose of the segment’s assets prior to December 31, 2009. The Company expects to pay its share of the other existing liabilities of the segment prior to December 31, 2009.

ITF Segment

In 1999 the Company’s Board of Directors adopted a formal plan to discontinue its interstate travel facilities (“ITF”) Segment. ITF recorded no revenues and earnings of $1,000 for the three months ended March 31, 2009. The earnings were attributable to collections of amounts written off in prior periods. ITF recorded no revenues or losses for the three months ended March 31, 2008. As of March 31, 2009, the ITF Segment had no significant assets or liabilities.

(4)  Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.64438204 shares on March 31, 2009 (total of 296,318 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued in each case at an exercise, conversion or grant price below $1.38665703 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Earnings (Loss) Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years. Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but are excluded from the 2007 computation except for 23,765 shares which were distributed in June of 2007 and 42,370 shares which were distributed in July of 2007 and from the 2008 and 2009 computations except for 66,135 and 66,134 shares which were distributed in January of 2008 and 2009, respectively. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 283,139 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2010 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Basic EPS:
Weighted average of common shares outstanding	9,898,680	5,795,265
Weighted average shares in deferred stock compensation plans treated as common stock equivalents	1,090	366,431

	9,899,770	6,161,696
Diluted EPS:
Weighted average of common shares outstanding	9,898,680	5,795,265
Weighted average shares in deferred stock compensation plans treated as common stock equivalents	1,090	366,431
Convertible Preferred Shares considered to be common stock equivalents	-	299,336
Warrants issued in connection with debt offerings treated as common stock equivalents	-	467,240
	9,899,770	6,928,272

(6)  Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded provisions of none and $54,000 for federal alternative minimum taxes for the three-month periods ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2021-2029	$ 4,800
Tax depletion carryforward	Indefinite	$ 3,000

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8)  Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first three months of 2009 and 2008. The segments are Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment

THE BEARD COMPANY AND SUBSIDIARIES

March 31, 2009 and 2008

(Unaudited)

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

General corporate assets and expenses are not allocated (except for $15,000 per month of “Other” expenses charged to the now discontinued China Segment beginning in December 2006 thru December 31, 2008) to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

	Coal	Carbon Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended March 31, 2009
Revenues from external customers	$ 1	$ 280	$ 3	$ 23	$ 307
Segment profit (loss)	(143)	246	(25)	5	83
Segment assets	803	344	7	297	1,451

Three months ended March 31, 2008
Revenues from external customers	$ -	$ 345	$ 5	$ 28	$ 378
Segment profit (loss)	(139)	307	(26)	18	160
Segment assets	265	365	9	320	959

Reconciliation of total reportable segment earnings (loss) to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Total earnings for reportable segments	$ 83	$ 160
Net corporate earnings (costs) not allocated to segments	(362)	2,920
Total consolidated earnings (loss) from continuing operations before income taxes	$ (279)	$ 3,080

(9)  Subsequent Events

On April 14, 2009, the Company agreed to sell its remaining ownership interests in the McElmo Dome CO2 field effective March 1, 2009. The transaction was closed on May 8, 2009. The sales proceeds of $5,200,000 were adjusted for revenues collected by and operating and capital costs paid by the Company between the effective and closing dates. The Company will recognize a gain of $4,909,000 on the sale in the second quarter of 2009. See Note (2) – Subsequent Developments.

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

Item 1A.  Risk Factors

Not applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2008 and results of operations for the quarter ended March 31, 2009, compared to the prior year first quarter. Such discussion should be read in conjunction with our financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2008 Form 10-K (the “Form 10-K”).

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

Our revenues from continuing operations decreased for the first quarter of 2009 compared to the first quarter of 2008. Most of the decrease was attributable to the CO2 Segment where the sale, effective February 1 of 2008, of 35% of our interest the McElmo Dome field resulted in lower production to the Company’s interest when comparing the two periods. CO2 revenues were 19% lower in the 2009 first quarter than they were in the 2008 first quarter, and segment operating profit decreased 20%. The Oil & Gas Segment reflected poorer results in the current quarter as prices were down sharply. The Coal Segment reflected a decreased operating loss in the first quarter of 2009 as a

THE BEARD COMPANY AND SUBSIDIARIES

result of reduced operating expenses. The discontinued China Segment generated earnings of $6,000 in the first quarter of 2009 compared to a $257,000 loss in the 2008 first quarter.

Material changes in financial condition - March 31, 2009 as compared with December 31, 2008.

The following table reflects changes in our financial condition during the periods indicated:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)

Cash and cash equivalents	$ 115,000	$ 182,000	$ (67,000)

Working capital	$ (1,799,000)	$ (1,537,000)	$ (262,000)

Current ratio	0.14 to 1	0.21 to 1

During the first quarter of 2009, our working capital position deteriorated by $262,000 from $(1,537,000) as of December 31, 2008 to $(1,799,000) at March 31, 2009. We sold 35% of our interest in the McElmo Dome CO2 field for $3,500,000 effective February 1, 2008 and, as of March 31, 2009, had borrowed $900,000 on our credit facility at our bank. We used $62,000 to pay down debt and accrued interest. Our CO2 Segment provided working capital of $246,000. We used $139,000 of working capital to help fund the operations of the Coal Segment. Also, we used $28,000 to fund the activities of the e-Commerce Segment. We utilized the remainder of the working capital to fund other operations. At March 31, 2009 we had no availability on our reducing revolving credit line at the bank.

Our principal business is coal reclamation, and this is where management’s operating attention remains primarily focused. The outlook for the Coal Segment remains bright. The segment has been actively pursuing project financing for its future projects through two separate investment banking sources. However, there is no assurance that their efforts will be successful or that any meaningful cash flow will be available from this source prior to 2010.

Significant Improvement in Our Financial Condition due to Subsequent Developments. Several developments have taken place which have benefited, or are expected to benefit, our liquidity and cash flows:

•

Sale of Additional Interest in McElmo Dome. On April 14, 2009, we entered into an agreement to sell our remaining interest in the McElmo Dome CO2 Unit for $5,200,000. We received a down payment of $1,300,000 upon execution of the agreement and received the $3,736,626 balance (after adjustments for certain revenues received and billings paid by us, totaling a net of $163,374) of the consideration on May 7, 2009. The sale, which was effective March 1, 2009, generated a gain of more than $4,900,000, which will be included in our financial results for the quarter ending June 30, 2009. Because our interest in McElmo Dome served as the collateral for our primary lines of credit, the security interests of First Fidelity Bank, N.A. (the “Bank”), the Unitrust and Boatright were all released. We reduced the outstanding principal balance of the 2008 Facility to zero on May 7, 2009, and paid off Boatright’s outstanding $390,000 2010 Convertible Note and its $23,530 short-term note on May 8, 2009, at which time the sale was deemed to be officially closed. We will be entering into a new loan agreement with the Bank which will have a maximum available credit of $500,000 (the 2009 Facility) which will be secured by Certificates of Deposit. The facility is expected to have a Maturity Date of April 1, 2011; the other terms of the facility have not yet been negotiated. In addition, the outstanding loan agreement and related promissory note with the Unitrust were amended effective May 6, 2009, and accrued interest of $22,500 was paid to such date. The outstanding principal balance of the loan remained at $2,250,000 (the “Loan”) and the maturity date was extended from April 1, 2010 to April 1, 2011. The Unitrust will henceforth be unsecured with the expectation that we will start amortizing the Loan when we have demonstrated the financial capability to commence periodic payments of principal and interest totaling at least $100,000 per quarter. On May 11, 2009, we reduced the outstanding principal balance on the Loan to $2,150,000.

•

Beard Dilworth, LLC. On March 25, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of the Company, made an offer to purchase the properties comprising the Dilworth Field (the “Dilworth Properties”) located on the Nemaha Ridge in Kay County, Oklahoma from Summit Bank, N.A., which had purchased the properties at a

THE BEARD COMPANY AND SUBSIDIARIES

sheriff’s sale, for a total purchase price of $1,695,000. On March 30, 2009, the terms of the purchase were agreed to and an $80,000 earnest money deposit was delivered to Summit. Closing of the purchase occurred on April 17, 2009.

It has been estimated that the Dilworth Field has produced more than 70 million barrels of oil since the discovery well was completed in 1910. A reservoir study by one of the country’s most highly respected engineering firms has estimated that the Field should be capable of recovering an additional 3.4 to 4.4 million barrels of oil from the Arbuckle Formation by utilizing high volume extraction (“HVE”) technology. BDLLC’s targeted rate of fluid recovery for the project is approximately 220,000 barrels of fluid per day with an anticipated hydrocarbon yield of 1% to 2%.

BDLLC is currently in the process of raising a total of $7,000,000 from private investors (including $700,000 contributed by us) to finance the purchase of and development of the Dilworth Properties. We believe that we will be able to raise the $7,000,000 needed to complete the contemplated development program. However, there is no assurance that additional funds beyond the $1,725,000 already raised will be secured. In the event there is a delay in raising the funds, or the full amount is not raised, development of the Dilworth Properties and the contemplated payout will be delayed.

Under the contemplated development program, BDLLC plans to drill five shallow wells to test several upper zones in the Field that it believes will be productive. It then plans to purchase two disposal wells already in place in the field that were not part of its initial purchase, drill two large-bore production wells and one additional disposal well, and start injecting water into the Arbuckle Formation.

•

Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, working in concert with BTI and Ke/La Energy, LLC (“Ke/La”), began circulating an Offering Document on April 2, 2009, to secure capital funding of approximately $31 million to construct a new processing plant at Alden’s Gatliff Preparation Plant at the Bennett’s Branch impoundment located near Nevisdale in south central Kentucky. They advise that they currently have 6-8 active, interested parties. The refuse material from the impoundment will be integrated with the fine coal feed from Alden’s existing preparation plant. The recovery system will be equipped with the Ke/La binder technology to pelletize the fuel produced from the recovery plant. The project will be totally financed by Alden who will own the plant.

Part of the funds will be used to expand the mining capacity of one or more of the mines which produce the coal processed at the Gatliff Plant. We have been advised that the Gatliff Plant is the only facility in North America that can produce coal that meets the exacting specifications of silicon metal producers. Most of the coal shipped from the Gatliff Plant is from the Blue Gem coal seam. Such coal commands a premium price, currently up to $175 per ton.

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

THE BEARD COMPANY AND SUBSIDIARIES

projects is uncertain and their continuing development is subject to obtaining the necessary financing. There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

Material changes in results of operations - Quarter ended March 31, 2009 as compared with the Quarter ended March 31, 2008.

We recorded a loss of $273,000 for the first quarter of 2009 compared to earnings of $2,768,000 for the first quarter of 2008. The primary reason for the $3,041,000 decline in results was the sale, effective February, 1, 2008, of 35% of our interest in the McElmo Dome CO2 field resulting in a gain of $3,344,000 with no such comparable sale in the first quarter of 2009. The operating loss in the Coal Segment decreased $3,000 to $136,000 for the first quarter of 2009 compared to $139,000 for the first quarter of 2008. The operating profit in the CO2 Segment decreased $61,000 to $246,000 in the first quarter of 2009 compared to $307,000 for the same period in 2008. The e-Commerce Segment incurred operating losses of $25,000 for the first quarter of 2009 compared to $26,000 in the first quarter of 2008. The Oil & Gas Segment recorded a profit of $18,000 for the first quarter of 2008 but produced a profit of only $2,000 in 2009. The operating loss in Other activities for the first quarter of 2009 increased $68,000 to $275,000 compared to $207,000 for the same period in 2008. As a result, the operating loss for the current quarter increased $141,000 to $188,000 versus $47,000 in the corresponding quarter of the prior year.

Operating results of our primary operating Segments are reflected below:

	2009	2008
Operating profit (loss):
Coal reclamation	$ (136,000)	$ (139,000)
Carbon dioxide	246,000	307,000
e-Commerce	(25,000)	(26,000)
Oil & gas	2,000	18,000
Subtotal	87,000	160,000
Other	(275,000)	(207,000)
	$ (188,000)	$ (47,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities.

Coal reclamation

The segment recorded revenues of $1,000 for the first quarter of 2009 compared to none in the same period of 2008. Operating costs decreased $7,000 to $130,000 for the first quarter of 2009 compared to $137,000 for the same period in 2008.The segment incurred $5,000 more in depreciation for the first quarter of 2009 compared to the first quarter in 2008 as a result of the purchase, in the fourth quarter of 2008, of new office and lab facilities in Somerset, Pennsylvania.

Carbon dioxide

First quarter 2009 operations reflected an operating profit of $246,000 compared to $307,000 for the 2008 first quarter. The sole component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. Operating revenues in this segment decreased $65,000 or 19% to $280,000 for the first three months of 2009 compared to $345,000 for the same period in 2008. We sold 35% of our interest in the McElmo Dome field effective February 1, 2008 and the reduced production to the Company’s interest was the primary reason for the decreased revenues.

e-Commerce

The e-Commerce Segment incurred an operating loss of $25,000 for the first quarter of 2009 versus an operating loss of $26,000 in the prior year quarter. The segment recorded revenues from royalty fees of $3,000 in the first three months of 2009 compared to $5,000 for the same period in 2008. Under the segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005. The

THE BEARD COMPANY AND SUBSIDIARIES

segment will continue to receive royalty fee income according to the terms of the agreement. The segment incurred $2,000 less in travel costs and $1,000 more in legal fees in the 2009 period compared to the prior year quarter. The increase in legal expenses is associated with the Visa litigation.

Oil & Gas

The Oil & Gas Segment recorded $23,000 in revenues for the first quarter of 2009 compared to $28,000 for the same period in 2008. There was a 17% increase in production volumes in the first quarter of 2009 versus the first quarter in 2008. Prices, however, decreased by an average of almost 32% from the first quarter of 2008 to the first quarter of 2009 resulting in a decrease in revenue of $5,000. Operating costs totaled $17,000 and $7,000 for the first quarter of 2009 and 2008, respectively. Increases of $7,000, $1,000 and $1,000 in lease operating expenses, ad valorem taxes and delay rentals, respectively, accounted for the majority of the increase. As a result, the segment contributed $2,000 of operating profit for the first quarter of 2009 compared to $18,000 for the same period in the prior year.

Other activities

Other operations, consisting primarily of general and corporate activities, generated a $68,000 larger operating loss for the first quarter of 2009 compared to the same period last year. The increased loss for the first quarter of 2009 compared to the same period in 2008 was primarily the result of increases in professional fees of $31,000 and a reduction of $36,000 in the amount of administrative costs billed to the discontinued China Segment due to the sale of the two principal subsidiaries of the segment in the fourth quarter of 2008. Additionally, rent expense increased $7,000 and compensation costs increased $16,000 for the 2009 quarter compared to the same period in 2008. Amortization expenses were $20,000 less in 2009 compared to 2008 because, in the fourth quarter of 2008, we wrote off the remaining capitalized costs associated with the debt that was converted to common stock in that period and, as a result, there were fewer costs to amortize in the first quarter of 2009.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $88,000 to $271,000 from $183,000 in the 2008 first quarter. See “Other” above.

Depreciation, depletion and amortization expenses

Depreciation, depletion and amortization expenses (“DD&A”) decreased $14,000 for the first quarter of 2009 compared to the same period of 2008. Amortization expenses decreased to less than $2,000 for the first quarter of 2009 compared to $22,000 for the same period in 2008. This decrease is attributable to our expensing a significant amount of capitalized costs associated with our debt when that debt was converted to common stock in the third and fourth quarters of 2008. Depreciation expenses associated with fixed assets increased to $21,000 in the first quarter of 2009 compared to $14,000 for the same period in 2008. Our Coal Segment had the largest change in depreciation expense as the segment’s depreciation expense increased $5,000 for the first quarter of 2009 compared to the first three months of 2008 as a result of the segment’s purchase of its lab and office facilities in the fourth quarter of 2008. Depreciation in “Other” increased $1,000 for the first three months of 2009 compared to the same period in 2008 as we purchased some new computer and telephone equipment when we moved offices in the fourth quarter of 2008.

Other income and expenses

The other income and expenses for the first quarter of 2009 netted to a loss of $91,000 compared to earnings of $3,127,000 for the same period in 2008. We realized a gain of $3,344,000 from the sale, effective February 1, 2008, of 35% of our interest in the McElmo Dome field compared to $1,000 from the sale of other assets during the first quarter of 2009. Interest income was $3,000 for the first quarter of 2009 compared to $1,000 for the same period in 2008. Interest expense was $126,000 less in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of our having paid down $1,981,000 of our debt in late March of 2008 with a portion of the proceeds from the McElmo Dome sale and the conversion and redemption of $3,652,000 of our debt in the third and fourth quarters of 2008. Our equity in earnings of unconsolidated affiliates reflected net income of $1,000 for the first quarter of 2008 compared to none for the same period in 2009.

THE BEARD COMPANY AND SUBSIDIARIES

Income taxes

We recorded a provision of $54,000 for federal alternative minimum taxes for the first quarter of 2008 compared to none for the first quarter of 2009. The Company recorded no provision for state income taxes in either the first quarter of 2008 or 2009. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results from our discontinued operations included earnings of $6,000 for the first quarter of 2009 compared to losses of $258,000 for the first quarter of 2008, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $257,000 for the first quarter of 2008 but the segment recognized earnings of $6,000 for the first quarter of 2009 because it terminated operations in two more of the entities in the segment. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the first quarters of 2008 and 2009. The discontinued interstate travel facilities segment realized earnings of $1,000 in the first quarter of 2009 compared to none in the same period of 2008 as we collected some overdue amounts owed us that were written off in a prior period. As of March 31, 2009, assets of discontinued operations held for resale totaled $21,000 and liabilities of discontinued operations totaled $51,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2009, we had total debt of $4,231,000. Debt in the amount of $3,331,000 has fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this amount. Another $900,000 note is accruing interest at Wall Street Journal Prime plus 1.5% with a floor of 6% at March 31, 2009. A 10% increase in market interest rates above quarter-end rates would have increased our interest expense by less than $2,000. At March 31, 2009, a 10% increase in market interest rates would have reduced the fair value of our debt by $36,000.

We have no other market risk sensitive instruments.

Item 4.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. We believe our consolidated financial statements included in this Form 10Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

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

THE BEARD COMPANY AND SUBSIDIARIES

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

THE BEARD COMPANY AND SUBSIDIARIES

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

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2009, we delivered a $23,530 12% note due May 29, 2009, in lieu of an interest payment due on such date to the holder of a $390,000 12% Convertible Subordinated Note due August 31, 2009 that had a secured interest in McElmo Dome. On that date we also sold a $25,000 12% note due August 28, 2009 to another party for cash. On March 9, 2009, we sold $70,000 aggregate principal amount of 12% short-term notes due August 28, 2009 (the “S-T Notes”) to four other parties for cash. In connection with the issuance of the six notes we issued two-year warrants (the “2009 Warrants”) to purchase a total of 23,500 shares of our common stock for $3.00 per share. On April 22, 2009, we prepaid a $50,000 S-T Note at the holder’s request, and replaced its 10,000 share 2009 Warrant with a 2,500 share 2009 Warrant maturing on March 9, 2009. On May 11, 2009, we prepaid the $23,530 note at the holder’s request in order to facilitate the closing of the McElmo Dome sale; the holder was allowed to retain its 4,500 share 2009 Warrant as part of the transaction.

None of the 2009 Warrants or the Underlying Common Stock which may be issued in connection with the 2009 Warrants are registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2009 Warrants and the Underlying Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for “transactions by the issuer not involving a public offering,” in transactions that fell within the safe harbor provided by Rule 506 of Regulation D of the Securities Act.

Item 3.  Default upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

THE BEARD COMPANY AND SUBSIDIARIES

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

THE BEARD COMPANY AND SUBSIDIARIES

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

10.7

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of March 25, 2008 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado, for the benefit of FFB.

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

THE BEARD COMPANY
(Registrant)

/s/ Herb Mee, Jr.
(Date) May 20, 2009	Herb Mee, Jr., President and Chief Financial Officer

/s/ Jack A. Martine
(Date) May 20, 2009	Jack A. Martine, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

THE BEARD COMPANY AND SUBSIDIARIES

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorported herein by reference
3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004	Incorported herein by reference
3.3	Registrant’s By-Laws as currently in effect.	Incorported herein by reference
4.1

Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant

Incorported herein by reference
10.1

Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company (“Beard Oil”) and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins (“Wiggins”) and Ken Kamon (“Kamon”), as Buyer

Incorported herein by reference
10.2	Representation, Lien Release and Indemnity Agreement dated March 25, 2008 by and among Registrant, Beard Oil, William M. Beard, Wiggins and Kamon	Incorported herein by reference
10.3	Change in Terms Agreement dated March 25, 2008 by and between Registrant and First Fidelity Bank, N.A. (“FFB	Incorported herein by reference
10.4

Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008 by and among William M. Beard and Lu Beard, as Trustees of The William M. Beard and Lu Beard 1988 Charitable Unitrust (“Unitrust”), Boatright Family, L.L.C. (“Boatright”), McElmo Dome Nominee, LLC and Registrant

Incorported herein by reference
10.5	Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008 by and between the Unitrust and Registrant	Incorported herein by reference
10.6	Restated and Amended Letter Loan Agreement dated March 25, 2008 by and between the Unitrust and Registrant	Incorported herein by reference
10.7

Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of March 25, 2008 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado, for the benefit of FFB.

Incorported herein by reference
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

THE BEARD COMPANY AND SUBSIDIARIES

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