Form 10-Q
period 2009-06-30
BEARD CO /OK
filed 2009-08-19
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12396

THE BEARD COMPANY
(Exact name of registrant as specified in its charter)

Oklahoma	73-0970298
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Harvey Parkway 301 N.W. 63rd Street, Suite 400 Oklahoma City, Oklahoma 73116
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (405) 842-2333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 15, 2009.

Common Stock $.0006665 par value – 9,912,457

Page 1 of 30 Pages

THE BEARD COMPANY

Page 2 of 30 Pages

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	December 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$ 3,094,000	$ 182,000
Accounts receivable, less allowance for doubtful
receivables of $31,000 in 2009 and 2008	103,000	185,000
Prepaid expenses and other assets	15,000	5,000
Assets of discontinued operations held for resale	20,000	26,000
Total current assets	3,232,000	398,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	804,000	87,000

Property, plant and equipment, at cost	2,065,000	2,561,000
Less accumulated depreciation, depletion and amortization	1,086,000	1,340,000
Net property, plant and equipment	979,000	1,221,000

Intangible assets, at cost	75,000	75,000
Less accumulated amortization	69,000	66,000
Net intangible assets	6,000	9,000

	$ 5,071,000	$ 1,765,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 60,000	$ 97,000
Accrued expenses	231,000	431,000
Short-term debt	45,000	-
Short-term debt - related entities	-	57,000
Current maturities of long-term debt	95,000	895,000
Current maturities of long-term debt - related entities	-	390,000
Liabilities of discontinued operations held for resale	54,000	65,000
Total current liabilities	485,000	1,935,000

Long-term debt less current maturities	409,000	420,000

Long-term debt - related entities	2,150,000	2,250,000

Other long-term liabilities	168,000	172,000

Page 3 of 30 Pages

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.0006665 par value per share;
15,000,000 authorized; 9,912,457 and 9,830,586 shares
issued and outstanding in 2009 and 2008, respectively	7,000	7,000
Capital in excess of par value	42,676,000	42,655,000
Accumulated deficit	(39,128,000)	(43,978,000)
Accumulated other comprehensive income	24,000	25,000
Total shareholders' equity (deficiency) attributable to The Beard Company	4,468,000	(402,000)

Noncontrolling interests	(2,609,000)	(2,610,000)
Total shareholders' equity (deficiency)	1,859,000	(3,012,000)

Commitments and contingencies (note 7)
	$ 5,071,000	$ 1,765,000

See accompanying notes to financial statements.

Page 4 of 30 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Coal reclamation	$ 1,000	$ 21,000	$ 2,000	$ 21,000
Carbon dioxide	5,000	317,000	285,000	662,000
e-Commerce	-	-	3,000	5,000
Oil & gas	37,000	35,000	60,000	63,000
	43,000	373,000	350,000	751,000
Expenses:
Coal reclamation	160,000	133,000	290,000	270,000
Carbon dioxide	4,000	64,000	31,000	95,000
e-Commerce	26,000	38,000	54,000	69,000
Oil & gas	13,000	6,000	30,000	13,000
Selling, general and administrative	251,000	222,000	522,000	405,000
Depreciation, depletion & amortization	16,000	37,000	38,000	73,000
	470,000	500,000	965,000	925,000
Operating profit (loss):
Coal reclamation	(167,000)	(116,000)	(303,000)	(255,000)
Carbon dioxide	1,000	247,000	247,000	554,000
e-Commerce	(27,000)	(38,000)	(52,000)	(64,000)
Oil & gas	21,000	25,000	23,000	43,000
Other, primarily corporate	(255,000)	(245,000)	(530,000)	(452,000)
	(427,000)	(127,000)	(615,000)	(174,000)
Other income (expense):
Interest income	5,000	5,000	8,000	6,000
Interest expense	(75,000)	(181,000)	(171,000)	(403,000)
Equity in operations of unconsolidated affiliates	(11,000)	-	(11,000)	1,000
Gain (loss) on sale of assets	4,897,000	(5,000)	4,898,000	3,339,000
Gain on settlement	832,000	-	832,000	-
Other	(4,000)	(4,000)	(3,000)	(1,000)

Earnings (loss) from continuing operations
before income tax benefit (expense)	5,217,000	(312,000)	4,938,000	2,768,000
Income tax benefit (expense)	(80,000)	29,000	(80,000)	(25,000)

Earnings (loss) from continuing operations	5,137,000	(283,000)	4,858,000	2,743,000

Loss from discontinued operations	(6,000)	(233,000)	-	(491,000)
Net earnings (loss)	5,131,000	(516,000)	4,858,000	2,252,000

Less: (Income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	(8,000)	1,000	(8,000)	1,000
Loss from discontinued operations	-	176,000	-	285,000
Net earnings (loss) attributable to
The Beard Company common shareholders	$5,123,000	$ (339,000)	$4,850,000	$2,538,000

Net earnings (loss) per average common share outstanding:
Basic:
Earnings (loss) from continuing operations	$0.52	$(0.04)	$0.49	$0.43
Loss from discontinued operations	(0.00)	(0.01)	0.00	(0.03)
Net earnings (loss)	$0.52	$(0.05)	$0.49	$0.40

Page 5 of 30 Pages

Net earnings (loss) per average common share outstanding:
Diluted:
Earnings (loss) from continuing operations	$0.49	$(0.04)	$0.46	$0.28
Loss from discontinued operations	(0.00)	(0.01)	0.00	(0.02)
Net earnings (loss)	$0.49	$(0.05)	$0.46	$0.26

Weighted average common shares outstanding:
Basic	9,912,000	6,416,000	9,906,000	6,289,000
Diluted	10,543,000	6,416,000	10,537,000	9,655,000

See accompanying notes to financial statements.

Page 6 of 30 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

					Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Compre-hensive Income (loss)	Non-controlling Interests	Total Common Shareholders' Equity (Deficiency)

	Preferred		Common
	Shares	Stock	Shares	Stock

Balance, December 31, 2007	27,838	$889,000	5,657,715	$4,000	$38,823,000	$(45,294,000)	$31,000	$(3,638,000)	$(9,185,000)

Net earnings (loss)	-	-	-	-	-	2,967,000	-	(603,000)	2,364,000
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	(26,000)	-	(26,000)

Total comprehensive earnings (loss)	-	-	-	-	-	-	-	-	2,338,000

Elimination of noncontrolling interests upon sale of remaining interests in subsidiaries	-	-	-	-	-	(1,651,000)	20,000	1,631,000	-

Share-based compensation related to employee stock options and bonuses	-	-	24,900	-	63,000	-	-	-	63,000

Issuance of warrants	-	-	-	-	7,000	-	-	-	7,000

Issuance of stock for warrants exercised	-	-	463,918	-	89,000	-	-	-	89,000

Issuance of stock for debt conversions	-	-	3,217,921	3,000	3,649,000	-	-	-	3,652,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	24,000	-	-	-	24,000

Issuance of shares pursuant to deferred compensation plan	-	-	466,132	-	-	-	-	-	-

Balance, December 31, 2008	27,838	889,000	9,830,586	7,000	42,655,000	(43,978,000)	25,000	(2,610,000)	(3,012,000)

Net earnings (unaudited)	-	-	-	-	-	4,850,000	-	8,000	4,858,000
Comprehensive income (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	(1,000)		(1,000)

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	-	4,857,000

Issuance of warrants (unaudited)	-	-	-	-	4,000	-	-	-	4,000

Distribution of settlement proceeds to partners	-	-	-	-	-	-	-	(7,000)	(7,000)

Page 7 of 30 Pages

Share-based compensation related to employee stock options (unaudited)	-	-	-	-	4,000	-	-	-	4,000

Issuance of stock for warrants exercised (unaudited)	-	-	15,737	-	13,000	-	-	-	13,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	66,134	-	-	-	-	-	-

Balance, June 30, 2009 (unaudited)	27,838	$889,000	9,912,457	$7,000	$42,676,000	$(39,128,000)	$24,000	$(2,609,000)	$1,859,000

See accompanying notes to financial statements

Page 8 of 30 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Operating activities:
Cash received from customers	$ 1,257,000	$ 1,167,000
Cash paid to suppliers and employees	(1,077,000)	(623,000)
Interest received	8,000	6,000
Interest paid	(199,000)	(1,035,000)
Taxes received (paid)	(48,000)	-
Operating cash flows of discontinued operations	(1,000)	(389,000)
Net cash used in operating activities	(60,000)	(874,000)

Investing activities:
Acquisition of property, plant and equipment	(36,000)	(20,000)
Proceeds from sale of assets	5,037,000	3,500,000
Investment in affiliates	(717,000)
Other	10,000	-
Net cash provided by investing activities	4,294,000	3,480,000

Financing activities:
Proceeds from term notes	245,000	375,000
Payments on line of credit and term notes	(1,019,000)	(1,802,000)
Payments on related party debt	(524,000)	(840,000)
Advance from related party for investment in fifty
percent-owned subsidiary in China	-	173,000
Advance to related party	(30,000)	(15,000)
Distribution of settlement proceeds	(7,000)	-
Proceeds from exercise of warrants	13,000	78,000
Net cash used in financing activities	(1,322,000)	(2,031,000)

Net increase in cash and cash equivalents	2,912,000	575,000

Cash and cash equivalents at beginning of period	182,000	61,000

Cash and cash equivalents at end of period	$ 3,094,000	$ 636,000

Continued

Page 9 of 30 Pages

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net earnings to Net Cash Used in Operating Activities:

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Net earnings	$ 4,858,000	$ 2,252,000
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation, depletion and amortization	38,000	74,000
Depreciation, depletion and amortization on assets of
discontinued operations	-	25,000
Gain on sale of assets	(4,898,000)	(3,339,000)
Equity in operations of unconsolidated affiliates	-	1,000
Noncash compensation expense	4,000	29,000
Noncash interest expense	4,000	-
Other	1,000	-
Increase in accounts receivable, prepaid expenses
and other current assets	70,000	469,000
Decrease in inventories	-	8,000
Decrease in accounts payable, accrued
expenses and other liabilities	(137,000)	(393,000)
Net cash used in operating activities	$ (60,000)	$ (874,000)

See accompanying notes to financial statements.

Page 10 of 30 Pages

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

The results of operations for the three and six-month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the e-Commerce (“e-Commerce”) Segment, and (4) the Oil & Gas (“Oil & Gas”) Segment. The Company is also conducting minerals exploration and development through its Geohedral investment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the United States of America and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment consists of a 99%-owned subsidiary whose strategy has been to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment is in the business of producing oil and gas.

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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company reserved 100,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2006 Stock Option Plan (the "2006 Plan") adopted on May 1, 2006. On May 1, 2006, the Company granted 45,000 options under the 2006 Plan; 15,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof. An additional 15,000 options were cancelled on March 31, 2009 following the termination of another holder. The Company granted an additional 53,000 options under the 2006 Plan in May, 2009.

Page 11 of 30 Pages

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of the options granted in 2006 and 2009 were calculated using the following estimated weighted average assumptions:

	2006 Options	2009 Options
Expected volatility	264.71%	368.70%
Expected risk term (in years)	4.75	3.5
Risk-free interest rate	4.84%	2.05%
Expected dividend yield	0%	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. The Company recognized $4,000 and $5,000 of share-based compensation expense under SFAS 123R for the six-month periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there were $13,000 of total unrecognized compensation cost, net of estimated forfeitures, related to vested share based awards granted in 2006, which is expected to be recognized over a weighted average period of 6.83 years. Also at June 30, 2009, there were $150,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards granted in 2009, which is expected to be recognized over a weighted average period of 4.92 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no material tax benefit was recorded for share based payment awards in the three or six-month periods ended June 30, 2009 or 2008, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements of the Company.

Option Activity

A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2009 is presented below:

Page 12 of 30 Pages

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Options outstanding at December 31, 2008:	30,000	$1.53	7.33	-
Granted	53,000	$3.85	4.92	-
Exercised	-	-	-	-
Canceled	(15,000)	$1.53	-	-
Options outstanding at June 30, 2009	68,000	$3.34	5.34	-
Options exercisable at June 30, 2009	15,000	$1.53	6.83	-
Options vested and options expected to vest at June 30, 2009	68,000	$3.34	5.34	-

Reclassifications

Certain 2008 balances have been reclassified to conform to the 2009 presentation.

(2) Overview of Recent Developments

Significant Improvement in the Company’s Balance Sheet and Working Capital

During the three years ended December 31, 2007, the Company raised gross proceeds of $4,184,000 through the private placement of 12% Convertible Subordinated Notes maturing in 2008, 2009 and 2010. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 field, generating net cash of approximately $3,475,000. These measures enabled the Company to continue operating.

During 2008, warrant holders exercised warrants for an aggregate of 463,918 shares at exercise prices ranging from $0.135 to $0.80 per share. Also during August and September of 2008, the Company elected, under the provisions of the existing loan agreements, to force convert its 2008 Convertible Notes (the “2008 Notes”) and its 2010 Convertible Notes (the “2010 Notes”) into common stock of the Company at a conversion price of $1.00 per share. This resulted in the issuance of an additional 2,763,622 shares of the Company’s common stock. In December of 2008, the Company converted another $887,851 of its 2010 Notes into 454,299 shares of common stock at conversion prices ranging from $1.315 to $2.25 per share. The resultant dilution greatly strengthened the Company’s balance sheet by eliminating $3,093,151 of long-term debt and $558,322 of short-term debt, while adding $2,763,622 to shareholders’ equity. As a result of the issuance of these 3,681,839 shares, the Company’s total outstanding common shares increased to 9,830,586. Potential additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 218,000 common shares in 2005, 98,000 in 2006, 66,000 in 2007, and another 66,000 in the first quarters of 2008 and 2009. In addition, 25,000 options were issued to a financial consultant in 2005 and 15,000 employee stock options were issued in 2006 (both figures net of forfeitures). The Company granted another 53,000 employee stock options in the second quarter of 2009.

The Company’s working capital position has improved significantly since December 31, 2007, when it was $(3,159,000), to $2,747,000 at June 30, 2009---an improvement of $5,906,000. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 Unit for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,478,000 to cash flow after legal costs, and enabled the Company to reduce the outstanding principal balance of the loan from The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010.

On April 14, 2009, the Company entered into an agreement to sell its remaining interest in the McElmo Dome CO2 Unit for $5,200,000. The Company received a down payment of $1,300,000 upon execution of the agreement and received the $3,736,626 balance (after adjustments for certain revenues received and billings paid by the Company, totaling a net of $163,374) of the consideration on May 7, 2009. The sale, which was effective March 1, 2009, generated a gain of $4,902,000. This enabled the Company to pay off its Bank debt of $900,000 and obtain the release of all collateral (the Unitrust loan, the Company’s Bank debt, and a $390,000 note payable to a third party had all been secured by a lien on McElmo Dome). In addition, the outstanding loan agreement and related promissory note with the Unitrust were amended effective May 6, 2009, and accrued interest of $22,500 was paid to such date. The outstanding principal balance of the loan remained at $2,250,000 (the “Loan”) and the maturity date was extended from April 1, 2010 to April 1, 2011. The Unitrust Loan will henceforth be unsecured with the expectation that the Company will start amortizing the Loan when it has demonstrated the financial capability to commence periodic payments of principal and interest totaling

Page 13 of 30 Pages

at least $100,000 per quarter. On May 11, 2009, the Company reduced the outstanding principal balance on the Loan to $2,150,000.

Additional Details

Coal Segment. The Company’s principal business is coal reclamation, and this is where much of management’s operating attention has been focused.

(i) Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, in concert with BTI and Ke/La Energy LLC (“Ke/La”), is working to secure capital funding of approximately $31 million to construct a new processing plant at Alden’s Gatliff Preparation Plant in south central Kentucky. The recovery system will be equipped with the Ke/La binder technology to pelletize the fuel produced from the recovery plant.

Under the proposed arrangement, BTI will receive a royalty of 7.5% for the first 11 years and 5% for the last nine years during the 20-year life of the project (“LOP”). In addition, BTI will receive a $30,000/month overhead fee for managing the recovery operation during the LOP, commencing with the date construction starts.

The plant is expected to start construction as soon as financing has been consummated. Ramp up is targeted to commence approximately one year following the construction start-up, with cash flow commencing approximately five months thereafter.

We have been advised that funding of the Alden plant is expected to occur by the end of October 2009. However, there is no assurance that the required financing will be obtained and that the Alden Project will proceed.

(ii) Other Projects. In addition to the Alden project, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing.

Geohedral, LLC. In 2006, the Company joined with three other partners in forming Geohedral LLC (“Geohedral”) to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals. Under the Company’s direction, Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing claims covering the target area, encompassing approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska. A few of the claims were rejected by the U.S. Forest Service; the balance of the claims, covering approximately 48,000 acres, was approved.

While the claims were being staked and filed Geohedral raised an additional $1,640,000 to cover the cost of drilling 28 core holes with the goal of having the cores assayed under the supervision of one of the country’s leading mining engineering firms to verify Geohedral’s estimate that the claims contain significant reserves. Ten core holes had been drilled to depths ranging from 65 feet to 125 feet when coring was suspended due to adverse weather and limited visibility.

The project manager/senior geologist of the independent engineering firm retained to supervise the exploration at the Yakutat project has confirmed that there were significant inaccuracies in the analytical results reported by the independent laboratory that performed the initial assays on the cores. This conclusion has subsequently been verified by another other independent laboratory. The engineering firm has now selected a new laboratory that will perform the assays for Geohedral going forward.

On June 12, 2009, Geohedral commenced an offering to raise an additional $1,800,000 to conduct further exploratory activities within its project area. $891,000 of such amount had been raised at July 31, 2009. The Company anticipates that Geohedral will complete the offering and that the Company will be able to make a statement concerning the current status of the project no later than September 7, 2009. The Company continues to be highly optimistic about the potential of the project. Based on an analysis completed by an independent lab Geohedral recently hired to confirm the presence of precious metals, the Company believes that the area Geohedral has staked has meaningful value based upon the limited coring and analyses completed to date.

Page 14 of 30 Pages

As a result of the two private placements completed in 2008, the Company’s ownership in Geohedral has been reduced to 23.16375%.

Visa Settlement. On June 25, 2009, the Company reported that it had received $825,378 as its share of a Settlement in a Texas lawsuit, the terms of which are confidential. In the Statements of Operations contained in the Form 10-Q of which these Notes are a part, this item was reported as a gain on settlement in the amount of $832,000. The Company actually received $832,268 in the Settlement, of which $6,890 was distributed to starpay’s three partners (other than the Company), with the Company receiving a net of $825,378.

Beard Dilworth, LLC. On April 17, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of the Company, closed on the purchase of the properties comprising the Dilworth Field located on the Nemaha Ridge in Kay County, Oklahoma from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale, for a total purchase price of $1,695,000.

It has been estimated that the Dilworth Field has produced more than 70 million barrels of oil since the discovery well was completed in 1911. The secondary recovery project that BDLLC will pursue under its contemplated development program is estimated to have a field-wide production potential of several million barrels of oil.

Subsequent Developments

On July 9, 2009, BDLLC announced that it has raised the additional $5,275,000 needed to fund the development of the Dilworth Field. The new funding increases the amount raised by BDLLC to fund the purchase and development of the Dilworth Field to a total of $7,000,000. The development funding is being provided by RSE Energy, LLC (80%), True Energy Exploration, LLC (10%) and Royal Energy, LLC (10%), which will own their respective interests in the project directly rather than as partners in BDLLC. The investors in BDLLC, who put up $1,725,000 to fund the purchase, and the new investor group that is putting up $5,275,000 to fund the development, will each receive a 3.5-to-1 return before payout (“BPO”). After payout (“APO”) of the $24,500,000, BDLLC will own 9.86% of the Field, the new investor group will own 30.14%, the Company will have a reversionary interest of 10%*, and Subsurface Minerals Group LLC, the former owner (which has approximately $10,000,000 invested in the Field), will have a 50% reversionary interest.

_______

*The Company will actually own a 10% interest BPO by virtue of its $700,000 investment in BDLLC, and 14% APO as a result of its 10% reversionary interest plus its 4% APO interest in BDLLC.

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

(3) Discontinued Operations

BE/IM Segment

In 1999 the Management Committee of a joint venture 40%-owned by the Company adopted a formal plan to discontinue the business and dispose of its assets. The joint venture was dissolved in 2000 and the Company took over certain remaining assets and liabilities. The Company recorded no revenues for this segment for either the three or six-month periods ended June 30, 2009 or 2008. The Company recorded losses of $1,000 for this segment for each of the six-month periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. The segment had liabilities of $4,000 at June 30, 2009. The Company is actively pursuing opportunities to sell the segment’s few remaining assets and expects the disposition to be completed by December 31, 2009.

WS Segment

In 2001, the Company made the decision to cease pursuing opportunities in Mexico and the WS Segment was discontinued. The bulk of the segment’s assets were sold in 2001. The segment recorded no revenues for either the first three months of 2009 or 2008. The segment recorded earnings of less than $200 and losses of less than $300 for the first six months of 2009 and 2008, respectively. The Company is actively pursuing the sale of the remaining assets and expects to have them sold or otherwise disposed of by December 31, 2009. As of June 30, 2009, the significant assets of the WS Segment were fixed assets totaling $20,000. The significant liabilities of the segment consisted of trade accounts

Page 15 of 30 Pages

payable and other accrued expenses totaling $40,000. The Company anticipates that all of the liabilities of the segment will be paid prior to December 31, 2009.

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. On December 31, 2008, the Company relinquished all of its ownership interests in the partnership which owned a fertilizer manufacturing plant operating in China and recorded a gain of $1,671,000. In the first quarter of 2009, the Company ceased operations of the two remaining entities operating in China and wrote off all remaining assets and liabilities associated with these two entities, recording a gain of $6,000. The segment recorded no revenues for either the three or six-month periods ended June 30, 2009. The segment recorded a loss of $6,000 for the three-month period ended June 30, 2009. That loss offset the earnings of $6,000 for the first three months of 2009 resulting in no earnings or losses for the six-month period ended June 30, 2009. Revenues for the segment were $15,000 and $53,000 for the three and six-month periods ending June 30, 2008, respectively. The segment incurred losses of $232,000 and $490,000 for the three and six-month periods ended June 30, 2008, respectively. As of June 30, 2009, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. At June 30, 2009, the segment had liabilities of totaling $10,000. The Company expects to dispose of the segment’s assets prior to December 31, 2009. The Company expects to pay its share of the other existing liabilities of the segment prior to December 31, 2009.

ITF Segment

In 1999 the Company’s Board of Directors adopted a formal plan to discontinue its interstate travel facilities (“ITF”) Segment. ITF recorded no revenues and earnings of $1,000 for the six months ended June 30, 2009. The earnings were attributable to collections of amounts written off in prior periods. ITF recorded no revenues or losses for the three or six-month periods ended June 30, 2008. As of June 30, 2009, the ITF Segment had no significant assets or liabilities.

(4) Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. Each share of Beard preferred stock was convertible into 10.64438204 shares on June 30, 2009 (total of 296,318 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued in each case at an exercise, conversion or grant price below $1.38344058 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5) Earnings (Loss) Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. In the fourth quarter of 2005 two of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from eight to 10 years. The shares which had not yet been distributed were excluded in the calculation of the common stock equivalents from the 2008 and 2009 computations except for 66,135 and 66,134 shares which were distributed in January of 2008 and 2009, respectively. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 283,139 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2010 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three-month period ended June 30, 2008 excludes all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

Page 16 of 30 Pages

	For the Three	Months Ended	For the Six	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic EPS:
Weighted average common shares outstanding	9,912,457	6,415,770	9,905,607	6,105,517
Shares in deferred stock compensation plans treated as common stock equivalents	-	-	548	183,216
	9,912,457	6,415,770	9,906,155	6,288,733
Diluted EPS:
Weighted average common shares outstanding	9,912,457	6,415,770	9,905,607	6,105,517
Shares in deferred stock compensation plans treated as common stock equivalents	-	-	548	183,216
Convertible debt amounts considered to be common stock equivalents	195,556	-	195,556	2,909,042
Convertible Preferred Shares considered to be common stock equivalents	296,318	-	296,318	297,007
Employee stock options considered to be common stock equivalents	15,000	-	15,000	20,000
Stock options to third parties considered to be common stock equivalents	40,000	-	40,000	-
Warrants issued in connection with debt offerings treated as common stock equivalents	83,954	-	83,954	140,109
	10,543,285	6,415,770	10,536,983	9,654,891

(6) Income Taxes

In accordance with the provisions of the Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. In the second quarter of 2009, the Company recorded a provision of $80,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2009. The Company did not record a provision for taxes in the first quarter of 2009. The Company recorded a tax benefit of $29,000 and a net provision of $25,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2008, respectively.

Page 17 of 30 Pages

At June 30, 2009, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2021-2027	$ 889
Tax depletion carryforward	Indefinite	$ 3,000

(7) Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(8) Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first six months of 2009 and 2008. The segments are Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment consists of a 99%-owned subsidiary whose current strategy is to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

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

Page 18 of 30 Pages

	Coal	Carbon Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended June 30, 2009
Revenues from external customers	$ 1	$ 5	$ -	$ 37	$ 43
Segment profit (loss)	(167)	1	(27)	21	(172)

Three months ended June 30, 2008
Revenues from external customers	$ 21	$ 317	$ -	$ 35	$ 373
Segment profit (loss)	(116)	247	(38)	25	118

Six months ended June 30, 2009
Revenues from external customers	$ 2	$ 285	$ 3	$ 60	$ 350
Segment profit (loss)	(303)	247	(52)	23	(85)
Segment assets	810	1	3	309	1,123

Six months ended June 30, 2008
Revenues from external customers	$ 21	$ 662	$ 5	$ 63	$ 751
Segment profit (loss)	(255)	554	(64)	43	278
Segment assets	303	387	4	320	1,014

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total earnings (loss) for reportable segments	$ (172)	$ 118	$ (85)	$ 278
Net corporate earnings (expenses) not allocated to segments	5,389	(430)	5,023	2,490
Total consolidated earnings (loss) for continuing operations before income taxes	$ 5,217	$ (312)	$ 4,938	$ 2,768

Page 19 of 30 Pages

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion focuses on material changes in our financial condition since December 31, 2008 and results of operations for the quarter ended June 30, 2009, compared to the prior year second quarter and the six months ended June 30, 2009 compared to the prior year six months. Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2008 Form 10-K.

Overview

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment has been engaged in a strategy to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods and security technologies. The Oil & Gas Segment consists of the production of oil and gas.

Our revenues from continuing operations decreased for the first six months of 2009 compared to the first six months of 2008. Most of the decrease was attributable to the CO2 Segment where the sale, effective February 1 of 2008, of 35% of our interest the McElmo Dome field resulted in lower production to our interest when comparing the two periods. We sold our remaining interest in April of 2009. CO2 revenues were 57% lower in the 2009 first half than they were in the 2008 first six months, and segment operating profit decreased 55%. The Oil & Gas Segment reflected poorer results in the current quarter as prices were down sharply. The Coal Segment reflected an increased operating loss in the first half of 2009 as a result of reduced revenue and increased operating expenses as the segment increased its efforts to find and develop new projects. The discontinued China Segment recognized no earnings or losses in the first half of 2009 compared to a $490,000 loss in the 2008 first six months.

Material changes in financial condition – June 30, 2009 as compared with December 31, 2008.

The following table reflects changes in our financial condition during the periods indicated:

June 30,	December 31,	Increase
2009	2008	(Decrease)

Page 20 of 30 Pages

Cash and cash equivalents	$ 3,094,000	$ 182,000	$ 2,912,000

Working capital	$ 2,747,000	$ (1,537,000)	$ 4,284,000

Current ratio	6.66 to 1	0.21 to 1

During the first half of 2009, our working capital position improved by $4,284,000 from $(1,537,000) as of December 31, 2008. On April 14, 2009, we agreed to sell the remaining 65% of our interest in the McElmo Dome CO2 field for $5,200,000 effective March 1, 2009. We used $1,543,000 to pay down debt and accrued interest after having borrowed $245,000 during the first half of 2009. Our CO2 Segment provided working capital of $247,000. We used $303,000 of working capital to help fund the operations of the Coal Segment. Also, we used $52,000 to fund the activities of the e-Commerce Segment. In June of 2009, the e-Commerce Segment received $832,000 as its part of the settlement in the VISA litigation. We utilized the remainder of the working capital to fund other operations.

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

Additional Details

Coal Segment. The Company’s principal business is coal reclamation, and this is where much of management’s operating attention has been focused.

(i) Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, in concert with BTI and Ke/La Energy LLC (“Ke/La”), is working to secure capital funding of approximately $31 million to construct a new processing plant at Alden’s Gatliff Preparation Plant in south central Kentucky. The recovery system will be equipped with the Ke/La binder technology to pelletize the fuel produced from the recovery plant.

Under the proposed arrangement, BTI will receive a royalty of 7.5% for the first 11 years and 5% for the last nine years during the 20-year life of the project (“LOP”). In addition, BTI will receive a $30,000/month overhead fee for managing the recovery operation during the LOP, commencing with the date construction starts.

The plant is expected to start construction as soon as financing has been consummated. Ramp up is targeted to commence approximately one year following the construction start-up, with cash flow commencing approximately five months thereafter.

We have been advised that funding of the Alden plant is expected to occur by the end of October 2009. However, there is no assurance that the required financing will be obtained and that the Alden Project will proceed.

(ii) Other Projects. In addition to the Alden project, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing.

Geohedral, LLC. In 2006, we joined with three other partners in forming Geohedral LLC (“Geohedral”) to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals. Under our direction, Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing claims covering the target area, encompassing approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska. Claims covering approximately 48,000 acres were approved.

While the claims were being staked and filed Geohedral raised an additional $1,640,000 to cover the cost of drilling 28 core holes with the goal of having the cores assayed under the supervision of one of the country’s leading mining engineering firms to verify Geohedral’s estimate that the claims contain significant reserves. Ten core holes had been drilled to depths ranging from 65 feet to 125 feet when coring was suspended due to adverse weather and limited visibility.

Page 21 of 30 Pages

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

On June 12, 2009, Geohedral commenced an offering to raise an additional $1,800,000 to conduct further exploratory activities within its project area. $891,000 of such amount had been raised at July 31, 2009. We anticipate that Geohedral will complete the offering and that we will be able to make a statement concerning the current status of the project no later than September 7, 2009. We continue to be highly optimistic about the potential of the project. Based on an analysis completed by an independent lab Geohedral recently hired to confirm the presence of precious metals, we believe that the area Geohedral has staked has meaningful value based upon the limited coring and analyses completed to date.

As a result of the two private placements completed in 2008, our ownership in Geohedral has been reduced to 23.16375%. Based upon the price paid for interests in Geohedral in the second offering, our interest in the partnership had a fair market value of $3,468,000 versus our book value of zero on June 30, 2009.

Visa Settlement.On June 25, 2009, we reported that we had received $825,378 as our share of a Settlement in a Texas lawsuit, the terms of which are confidential. As a result of the VISA Settlement, we reported $832,000 as a gain on settlement. We actually received $832,268 in the Settlement, of which $6,890 was distributed to starpay’s three partners (other than to us), and we received a net of $825,378.

Beard Dilworth, LLC. On April 17, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of ours, closed on the purchase of the properties comprising the Dilworth Field located on the Nemaha Ridge in Kay County, Oklahoma from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale, for a total purchase price of $1,695,000.

It has been estimated that the Dilworth Field has produced more than 70 million barrels of oil since the discovery well was completed in 1911. The secondary recovery project that BDLLC will pursue under its contemplated development program is estimated to have a field-wide production potential of several million barrels of oil.

Subsequent Developments

On July 9, 2009, BDLLC announced that it has raised the additional $5,275,000 needed to fund the development of the Dilworth Field. The new funding increases the amount raised by BDLLC to fund the purchase and development of the Dilworth Field to a total of $7,000,000. The development funding is being provided by RSE Energy, LLC (80%), True Energy Exploration, LLC (10%) and Royal Energy, LLC (10%), which will own their respective interests in the project directly rather than as partners in BDLLC. The investors in BDLLC, who put up $1,725,000 to fund the purchase, and the new investor group that is putting up $5,275,000 to fund the development, will each receive a 3.5-to-1 return before payout (“BPO”). After payout (“APO”) of the $24,500,000, BDLLC will own 9.86% of the Field, the new investor group will own 30.14%, we will have a reversionary interest of 10%*, and Subsurface Minerals Group LLC, the former owner (which has approximately $10,000,000 invested in the Field), will have a 50% reversionary interest.

_______

*We will actually own a 10% interest BPO by virtue of our $700,000 investment in BDLLC, and 14% APO as a result of our 10% reversionary plus our 4% APO interest in BDLLC.

Under the contemplated development program, BDLLC plans to drill five shallow wells to test several upper zones in the Dilworth Field that it believes will be productive. It then plans to purchase two disposal wells already in place in the field that were not part of its initial purchase, drill two large-bore production wells and one additional disposal well, and start injecting water into the Arbuckle Formation.

Material changes in results of operations - Quarter ended June 30, 2009 as compared with the Quarter ended June 30, 2008.

The net earnings for the second quarter of 2009 were $5,131,000 compared to a loss $516,000 for the 2008 second quarter. Continuing operations posted net earnings of $5,137,000 compared to $283,000 for the same period in 2008. In

Page 22 of 30 Pages

addition, our discontinued operations had losses totaling $6,000 for the second quarter of 2009 compared to $233,000 for the second quarter of 2008.

The Coal Segment had revenues of $1,000 for the second quarter of 2009 compared to $21,000 in the second quarter of 2008. The segment’s operating loss for the second quarter of 2009 was $167,000 compared to $116,000 for the same period in 2008 with the decrease in revenue compounded by increased operating and SG&A expenses. The operating profit in the CO2 Segment decreased $246,000 to $1,000 compared to $247,000 a year earlier as a result of the 2008 sale and reduced pricing for the product. The e-Commerce Segment incurred operating losses of $27,000 for the second quarter of 2009 compared to $38,000 in the second quarter of 2008. The Oil & Gas Segment’s operating profit decreased $4,000 to $21,000 for the second quarter of 2009 compared to $25,000 for the same period in 2008. The operating loss in Other activities for the second quarter of 2009 increased $10,000 compared to the same period in 2008. As a result, the operating loss for the current quarter increased $300,000 to $427,000 versus $127,000 in the corresponding quarter of the prior year.

Operating results of our primary operating Segments are reflected below:

	2009	2008
Operating profit (loss):
Coal reclamation	$(167,000)	$(116,000)
Carbon dioxide	1,000	247,000
e-Commerce	(27,000)	(38,000)
Oil & gas	21,000	25,000
Subtotal	(172,000)	118,000
Other	(255,000)	(245,000)
Total	$(427,000)	$(127,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Coal reclamation

The segment recorded revenues of $1,000 for the second quarter of 2009 compared to revenues of $21,000 for the same period in 2008 as a result of performing more consulting and coring jobs in the 2008 period. Operating costs increased $27,000 to $160,000 for the second quarter of 2009 compared to $133,000 for the same period in 2008. Compensation expenses and project development costs increased $21,000 and $7,000, respectively, for the second quarter of 2009 compared to the same period in 2008 as we increased efforts to find and develop new projects. A decrease in rent expense of $17,000 was partially offset with an increase of $4,000 in depreciation expense occasioned by the move in October of 2008 from our rented location in Pittsburgh to our purchased facilities in Somerset, PA. Net increases in other expense classifications accounted for the remaining increase in operating costs for the six months ended June 30, 2009 compared to the same period in 2008.

Carbon dioxide

Second quarter 2009 operations reflected an operating profit of $1,000 compared to $247,000 for the 2008 second quarter. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. As a result of the sale of 35% of our interests in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% of our interests effective March 1, 2009, operating revenues in this segment decreased $312,000 to $5,000 for the second quarter of 2009 compared to $317,000 for the same period in 2008. We have a very small interest in a carbon dioxide producing field in Wyoming.

e-Commerce

The e-Commerce Segment incurred an operating loss of $27,000 for the second quarter of 2009 versus an operating loss of $38,000 in the prior year quarter. The segment received no revenues in the second quarter of either 2008 or 2009. The provision for an annual license fee in the segment’s patent license agreement terminated in 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. The decrease in the operating loss is attributable to decreased legal fees associated with the Visa litigation which was settled in the second quarter of 2009. The segment received $832,000 as its portion of the settlement which was recorded as other income.

Page 23 of 30 Pages

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. The segment has a 22.5% working interest in eight gas wells in Colorado and an overriding royalty interest in four wells located in Wyoming. The segment recorded $37,000 in revenues for the second quarter of 2009 compared to $35,000 for the same period in 2008. Operating costs totaled $13,000 and $6,000 for the second quarters of 2009 and 2008, respectively. The weighted average price received by the segment for its production decreased by 40% for the second quarter of 2009 compared to the same period in 2008 and this was accompanied by a 2% increase in production when comparing the same periods. Additionally, the segment recorded $17,000 in revenues for operating the wells owned by the Dilworth entity in which we have an interest. As a result, the segment contributed $21,000 of operating profit for the second quarter of 2009 compared to $25,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $255,000 for the second quarter of 2009 compared to $245,000 for the same period of 2008. This $10,000 increase in operating losses was the result of changes in numerous expense accounts; primarily a net reduction of $34,000 in amounts charged to other entities in the group for services performed by parent company personnel offset by reductions of $26,000 and $5,000 in accounting fees and depreciation, depletion and amortization, respectively.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $29,000 to $251,000 compared to $222,000 for the second quarter of 2008. The primary reason for the increase is a $34,000 reduction in overhead amounts allocated to other affiliated entities discussed above.

Depreciation, depletion and amortization expenses

DD&A expense for the second quarter of 2009 decreased $21,000 to $16,000 compared to $37,000 for the same period in 2008. The decrease was due primarily to lower amortization of expenses capitalized as a cost of acquiring debt. We expensed $52,000 of such costs in the fourth quarter of 2008 as a result of either paying off or converting our debt to common stock in 2008. Additionally, depreciation expense was lower in 2009 as a result of the sale of 35% of its interest in the McElmo Dome field effective February 1, 2008.

Other income and expenses

The other income and expenses for the second quarter of 2009 netted to income of $5,644,000 compared to a loss of $185,000 for the second quarter of 2008. Interest income was static at $5,000 for both of the quarters of 2008 and 2009. Interest expense was $106,000 lower primarily as a result of: (i) the receipt of the funds from the sale of 35% of our interest in McElmo Dome in effective February 1, 2008 which was an important factor in allowing us to pay down $2,769,000 in debt in 2008, (ii) the conversion of $3,651,000 of debt into our common stock in the third and fourth quarters of 2008, and (iii) the receipt of funds from the sale of our remaining 65% interest in the McElmo Dome in April, 2009, for which we recorded a gain of $4,902,000, which allowed us to pay down another $1,414,000 of our debt in the second quarter of 2009. We also recorded $11,000 as our share of losses incurred by BDLLC which owns interests in the Dilworth Field. Finally, in June, 2009, we received $832,000 from the VISA litigation settlement.

Income taxes

We recorded a provision for federal alternative minimum taxes of $80,000 for the second quarter of 2009 compared to a benefit of $29,000 in the second quarter of 2008. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Page 24 of 30 Pages

Our financial results included losses of $6,000 from our discontinued operations for the second quarter of 2009 compared to $233,000 for the same period in 2008, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $6,000 for the second quarter of 2009 and $232,000 for the same period in 2008. We sold our interests in the partnership which owned the fertilizer manufacturing plant in China in 2008, recording a gain of $1,671,000 in the fourth quarter of that year. The losses for 2009 are attributable to the remaining entities included in this segment. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the second quarters of 2009 and 2008. In 2009, we recorded a gain of $1,000 in our discontinued interstate travel facilities business as we collected certain amounts previously written off. There were no such recoveries in the three months ended June 30, 2008. As of June 30, 2009, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $54,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2009.

Material changes in results of operations - Six months ended June 30, 2009 as compared with the Six months ended June 30, 2008.

We recorded earnings of $4,858,000 for the first six months of 2009 compared to $2,252,000 for the first half of 2008. Continuing operations reflected earnings of $4,858,000 for the first six months of 2009 compared to $2,743,000 for the same period in 2008. The primary reasons for the $2,115,000 improvement are (i) the $1,560,000 increase in gains on the sale of assets, and (ii) the receipt of the $832,000 VISA litigation settlement. In addition, discontinued operations earnings and losses were none for the first half of 2009 compared to losses of $491,000 from such operations for the first six months of 2008.

Operating results of the Company’s primary operating segments are reflected below:

	2009	2008
Operating profit (loss):
Coal reclamation	$ (303,000)	$ (255,000)
Carbon dioxide	247,000	554,000
e-Commerce	(52,000)	(64,000)
Oil & gas	23,000	43,000
Subtotal	(85,000)	278,000
Other	(530,000)	(452,000)
Total	$ (615,000)	$ (174,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

Revenues were $2,000 for the first half of 2009 compared to $21,000 for the first six months of 2008 as the result of more consulting and coring jobs in the year 2008. Operating costs increased by $20,000 to $290,000 for the first six months of 2009 compared to $270,000 for the same period in 2008. Labor costs increased $13,000 for the first half of 2009 compared to the same period in 2008. Project development costs increased $20,000 for the first six months of 2009 compared to the same period in 2008 as the segment continued its efforts in developing new projects. These increases were offset by a $34,000 reduction in rent expense made possible by the move in October of 2008 of the segments facilities to a purchased property near Somerset, PA. The reduction in rent expense was partially offset by a $10,000 increase in depreciation expense; most of which was due to the move. As a result, the operating loss for the first six months of 2009 increased $48,000 to $303,000 compared to $255,000 in the first six months of 2008.

Carbon dioxide

Operations for the first six months of 2009 resulted in an operating profit of $247,000 compared to $554,000 of operating profits for the 2008 first half. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. We sold 35% of our interests in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% closed in May, 2009 but was effective March 1, 2009. As a result, segment operating revenues decreased $377,000 or 57% to $285,000 for the first six months of

Page 25 of 30 Pages

2009 compared to $662,000 for the same period in 2008. We recorded $64,000 less in operating costs associated with our properties in the first half of 2009 compared to the same period in 2008.

e-Commerce

The e-Commerce Segment incurred an operating loss of $52,000 for the first half of 2009 versus an operating loss of $64,000 in the prior year period. The segment recorded revenues of $3,000 of royalty fee income in the first half of 2009 compared to $5,000 for the first six months of 2008. The provision for an annual license fee in the segment’s patent license agreement terminated in 2005. The segment will continue to receive royalty fee income according to the terms of the agreement. A $13,000 decrease in legal fees associated with the Visa litigation accounted for the decrease in the losses when comparing the first half of 2009 to the same period in 2008. Net increases in other expense categories, none of which were individually significant, of $1,000 accounted for the balance of the difference in losses when comparing the two periods.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. The segment has a 22.5% working interest in eight gas wells in Colorado and an overriding royalty interest in four wells located in Wyoming. The segment recorded $43,000 in revenues for the first half of 2009 compared to $63,000 for the same period in 2008. Operating costs totaled $30,000 for the first six months of 2008 compared to $13,000 for the same period in 2008, primarily as the result of increases in ad valorem taxes, delay rentals and lease operating expenses. The weighted average price received by the segment for its production decreased by 36% for the first six months of 2009 compared to the same period in 2007. This was partially offset by an 8% increase in production when comparing the same periods. We also recorded $17,000 in revenues for acting as operator of the Dilworth Field.  As a result, the segment contributed $23,000 of operating profit for the first half of 2009 compared to $43,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated losses of $530,000 for the first six months of 2009 compared to $452,000 for the first half of 2008. The $78,000 increase in operating losses was due primarily to a reduction of $70,000 in the amount of parent company expenses allocated to other segments or entities for which the parent performed services. The parent had been charging $15,000 per month to the discontinued China Segment and this practice was stopped at the end of 2008 when our interest in the partnership owning the fertilizer manufacturing plant in China was sold.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first half of 2009 increased $117,000 to $522,000 from $405,000 for the 2008 six months. The primary reasons for the increase are the reduction in allocated expenses (discussed above in “Other corporate activities”) which accounted for $70,000 of the increase and increases in compensation costs and shareholder relations expenses of $10,000 and $30,000, respectively, when comparing the first six months of 2009 to the same period in 2008.

Depreciation, depletion and amortization expenses

DD&A expense decreased $35,000 from $73,000 for the six months ended June 30, 2008 to $38,000 for the same period in 2009. Amortization expenses decreased $41,000 for the first six months of 2009 compared to the same period in 2008. In the fourth quarter of 2008, we had written off $51,000 of capitalized costs associated with its debt to third parties. The effect of this action was to reduce monthly amortization costs by about $6,000 per month for the first six months of 2009 compared to the first six months of 2008.

Other income and expense

The other income and expense for the first six months of 2009 netted to earnings of $5,553,000 compared to $2,942,000 for the same period in 2008. Interest income increased to $8,000 for the first half of 2009 compared to $6,000 for the first six months of 2008 as we had more invested cash as a result of the McElmo Dome sales and the VISA litigation settlement. Interest expense for the first six months of 2009 was $171,000 compared to $403,000 for the same period in 2008. Receipt of the funds from the sale of 35% of our interest in McElmo Dome allowed us to pay down some of our outstanding debt in

Page 26 of 30 Pages

February of 2008. We converted $3,651,000 of our debt to our common stock in the third and fourth quarters of 2008. The funds received in April and May of 2009 from the sale of the remaining 65% of our interest in McElmo Dome resulted in a gain of $4,902,000 and allowed us to pay down another $1,414,000 in debt. The lower principal balances enabled us to reduce interest expense $232,000, accounting for the decrease. Total gains on sales of assets were $4,898,000 for the first half of 2009 compared to $3,339,000 for the same period in 2008. Our equity in earnings of unconsolidated affiliates reflected net income of $1,000 for the first half of 2008 compared to a loss of $11,000 for the same period in 2009. The loss in 2009 is due to our interest in BDLLC.   Finally, in June of 2009, we received $832,000 in proceeds as starpay’s share of the VISA litigation settlement. We distributed $7,000 of this settlement to the other three partners in starpay according to the terms of the partnership agreement. There was no such recovery in the first half of 2008.

Income taxes

We recorded a provision of $80,000 for federal alternative minimum taxes for the first half of 2009 compared to $25,000 for the first half of 2008. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results reflected net earnings (losses) from discontinued operations of none for the first half of 2009 compared to losses of $491,000 for the first half of 2008, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The earnings and losses attributable to this segment for the first and second quarters netted to $0 for the first half of 2009 compared to $490,000 for the first half of 2008. Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the first half of 2009 and 2008. We recorded earnings from our discontinued interstate travel facilities businesses of $1,000 for the first half of 2009 compared to none for the same period in 2008 as we recovered a portion of assets previously expensed. As of June 30, 2009, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $54,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2009, we had total debt of $2,699,000 compared to $7,977,000 at June 30, 2008. This 2009 debt amount had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At June 30, 2009, a 10% increase in market interest rates would have reduced the fair value of our debt by $29,000.

We have no other market risk sensitive instruments.

Item 4.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. We believe our consolidated financial statements included in this Form 10Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 27 of 30 Pages

PART II.	OTHER INFORMATION.

Item 1.  Legal Proceedings.

Visa Litigation.

In May of 2003 our 99%-owned subsidiary, starpay.com, l.l.c. ("starpay"), along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). VIMachine is the holder of U.S. Patent No. 5,903,878 (the “VIMachine Patent”) that covers, among other things, an improved method of authenticating the cardholder involved in an Internet payment transaction. In July of 2003, the Plaintiffs filed an Amended Complaint. The suit seeks damages and injunctive relief (i) related to Visa’s infringement of the VIMachine Patent; (ii) related to Visa’s breach of certain confidentiality agreements express or implied; (iii) for alleged fraud on the Patent Office based on Visa’s pending patent application; and (iv) under California’s common law and statutory doctrines of unfair trade practices, misappropriation and/or theft of starpay’s intellectual property and/or trade secrets. In addition, Plaintiffs are seeking attorney fees and costs related to the foregoing claims. If willfulness can be shown, Plaintiffs will seek treble damages.

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

Page 28 of 30 Pages

As of June 1, 2009, starpay, VIMACHINE, Inc. (“VIMACHINE”), the Company, Marc Messner, Kirit Talati and MEDICALMAP—EMR, LLC entered into an agreement (the “Settlement Agreement”) with Visa International Service Association and Visa U.S.A. Inc. (collectively, “Visa”) to settle the lawsuit filed against Visa by starpay and VIMACHINE in the United States District Court for the Northern District of Texas on May 8, 2003, Case No. CIV:3-03CV0976-L.

Under the terms of the Settlement Agreement, certain patents and patent rights owned by starpay and/or VIMACHINE were granted to Visa and related parties. On June 8, 2009, the Settlement Agreement funds were wired by Visa to the other parties to the Settlement Agreement. The Settlement Agreement will become effective when the Stipulated Order of Dismissal has been executed by the parties and is filed with the Court. This filing was originally expected to occur no later than July 1, 2009, but has still not occurred. Plaintiffs’ counsel has now advised that motions concerning the filing of the Order of Dismissal are still being filed, and that the deadline for filing has been extended to August 31. The Company felt that further delays in filing a Form 8-K reflecting execution of the Settlement Agreement and receipt of the Settlement Agreement funds would not be appropriate, and accordingly filed an 8-K reflecting such items on July 17, 2009. The Company received $832,000 as its share of the Settlement Agreement and distributed $7,000 thereof to starpay’s partners. Accordingly, we now consider this matter to be closed.

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

Page 29 of 30 Pages

10	Material Contracts:
10.1

Letter Agreement dated April 14, 2009 by and between Beard Oil Company ("Beard Oil") and Registrant, as Seller, and Charles R. Wiggins ("Wiggins") as Buyer re sale of McElmo Dome.  (This Exhibit has previously been filed as Exhibit 10.1 to Registrant's Form 8-K, Current Report, filed on April 21, 2009, and same is incorporated herein by reference).

10.2

Assignment and Bill of Sale covering the Interests involved in the sale of McElmo Dome by and among Registrant, Beard Oil, Wiggins and Ken Kamon dated as of March 1, 2009.  (This Exhibit has previously been filed as Exhibit 10.2 to Registrant's Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated hrein by reference.)

10.3

Offer to Purchase by Registrant to Summit Bank, N.A. ("Summit") dated March 25, 2009.  (This Exhibit has previously been filed as Exhibit 10.1 to Registrant's Form 8-K, Currrent Report, filed on April 23, 2009, and same is incorporated herein by reference).

10.4	Operating Agreement of Beard Dilworth, LLC ("BDLLC") dated effective as of April 16, 2009.
10.5

Assignment from Summit to BDLLC dated April 16, 2009.  (This Exhibit has previously been filed as Exhibit 10.2 to Registrant's Form 8-K, Current Report, filed on April 23, 2009, and same is incorporated herein by reference).

10.6

Restated and Amended Letter Loan Agreement dated May 6, 2009, by and between William M. Beard and Lu Beard as Trustees of The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") and Registrant.  (This Exhibit has previously been filed as Exhibit 10.3 to Registrant's Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.7

Promissory Note dated May 6, 2009, by and between the Unitrust and Registrant.  (This Exhibit has previously been filed as Exhibit 10.4 to Registrant's Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.8

Letter Agreement dated May 7, 2009, between First Fidelity Bank, N.A. and Registrant.  (This Exhibit has previously been filed as Exhibit 10.5 to Registrant's Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.9

Release of Amended and Restated Nominee and Subordination Agreement dated May 5, 2009, by and among the Unitrust, Boatright Family, L.L.C., McElmo Dome Nominee, LLC and Registrant.  (This Exhibit has previously been filed as Exhibit 10.6 to Registrant's Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.10

Acquisition and Joint Development Agreement effective June 30, 2009, by and between BDLLC, RSE Energy, LLC, True Energy Exploration, LLC, Royal Energy, LLC, Registrant, Subsurface Minerals Group, LLC and Beard Oil.  (This Exhibit has previously been filed as Exhibit 2.1 to Registrant's Form 8-K, Current Report, filed on July 10, 2009, and same is incorporated herein by reference).

31	Rule 13a-14a/15d-14(a) Certifications:
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certifications:
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

_______

The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Harvey Parkway, 301 N.W. 63rd Street, Suite 400, Oklahoma City, Oklahoma 73116.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) THE BEARD COMPANY

/s/ Herb Mee, Jr.
(Date) August 19, 2009	Chief Financial Officer

/s/ Jack A. Martine
(Date) August 19, 2009	Controller and Chief Accounting Officer

Page 30 of 30 Pages

INDEX TO EXHIBITS

ExhibitNo.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of registrant as filed with the Secretary of State of Oklahoma on July 20, 2004	Incorporated herein by reference

3.2	Registrant’s By-Laws as currently in effect	Incorporated herein by reference

4.1	Rights, and the Qualifications, Limitations or Restrictions Thereof of the series A Convertible Voting Preferred Stock of the Registrant

10.1	Letter Agreement dated April 14, 2009 by and between Beard Oil Company ("Beard Oil") and Registrant, as Seller, and Charles R. Wiggins ("Wiggins") as Buyer re sale of McElmo Dome.	Incorporated herein by reference

10.2	Assignment and Bill of Sale covering the Interests involved in the sale of McElmo Dome by and among Registrant, Beard Oil, Wiggins and Ken Kamon dated as of March 1, 2009.	Incorporated herein by reference

10.3	Offer to Purchase by Registrant to Summit Bank, N.A. ("Summit") dated March 25, 2009.	Incorporated herein by reference

10.4	Operating Agreement of Beard Dilworth, LLC ("BDLLC") dated effective as of April 16, 2009.	Filed herewith electronically

10.5	Assignment from Summit to BDLLC dated April 16, 2009.	Incorporated herein by reference

10.6	Restated and Amended Letter Loan Agreement dated May 6, 2009, by and between William M. Beard and Lu Beard as Trustees of The William M. Beard and Lu Beard 1988 Charitable Unitrust (the "Unitrust") and Registrant.	Incorporated herein by reference

10.7	Promissory Note dated May 6, 2009, by and between the Unitrust and Registrant.	Incorporated herein by reference

10.8	Letter Agreement dated May 7, 2009, between First Fidelity Bank, N.A. and Registrant.	Incorporated herein by reference

10.9	Release of Amended and Restated Nominee and Subordination Agreement dated May 5, 2009, by and among the Unitrust, Boatright Family, L.L.C., McElmo Dome Nominee, LLC and Registrant.	Incorporated herein by reference

10.10	Acquisition and Joint Development Agreement effective June 30, 2009, by and between BDLLC, RSE Energy, LLC, True Energy Exploration, LLC, Royal Energy, LLC, Registrant, Subsurface Minerals Group, LLC and Beard Oil.	Incorporated herein by reference

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith electronically