Form 10-Q
period 2009-09-30
BEARD CO /OK
filed 2009-11-23
CIK 909992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 20, 2009.

Common Stock $.00033325 par value – 19,971,622

THE BEARD COMPANY

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets – September 30, 2009 (Unaudited) and December 31, 2008

Statements of Operations - Three Months and Nine Months ended September 30, 2009 and 2008 (Unaudited)

Statements of Shareholders’ Equity (Deficiency) - Year ended December 31, 2008 and Nine Months ended September 30, 2009 (Unaudited)

Statements of Cash Flows - Nine Months ended September 30, 2009 and 2008 (Unaudited)

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$ 1,276,000	$ 182,000
Accounts receivable, less allowance for doubtful
receivables of $42,000 in 2009 and $31,000 in 2008	162,000	185,000
Prepaid expenses and other assets	37,000	5,000
Assets of discontinued operations held for resale	20,000	26,000
Total current assets	1,495,000	398,000

Restricted certificate of deposit	50,000	50,000

Investments and other assets	1,168,000	87,000

Property, plant and equipment, at cost	2,074,000	2,561,000
Less accumulated depreciation, depletion and amortization	1,100,000	1,340,000
Net property, plant and equipment	974,000	1,221,000

Intangible assets, at cost	75,000	75,000
Less accumulated amortization	70,000	66,000
Net intangible assets	5,000	9,000

	$ 3,692,000	$ 1,765,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$90,000	$97,000
Accrued expenses	192,000	431,000
Short-term debt - related entities	-	57,000
Current maturities of long-term debt	45,000	895,000
Current maturities of long-term debt - related entities	-	390,000
Liabilities of discontinued operations held for resale	51,000	65,000
Total current liabilities	378,000	1,935,000

Long-term debt less current maturities	397,000	420,000

Long-term debt - related entities	2,002,000	2,250,000

Other long-term liabilities	171,000	172,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.00033325 par value per share;
30,000,000 authorized; 19,856,038 and 19,661,172 shares
Issued and outstanding in 2009 and 2008, respectively	7,000	7,000
Capital in excess of par value	42,698,000	42,655,000
Accumulated deficit	(40,265,000)	(43,978,000)
Accumulated other comprehensive income	24,000	25,000
Total shareholders' equity (deficiency) attributable to The Beard Company	3,353,000	(402,000)

Noncontrolling interests	(2,609,000)	(2,610,000)
Total shareholders' equity (deficiency)	744,000	(3,012,000)

Commitments and contingencies (note 8)
	$ 3,692,000	$ 1,765,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Coal reclamation	$ 16,000	$ 1,000	$ 18,000	$ 22,000
Carbon dioxide	19,000	340,000	304,000	1,002,000
e-Commerce	-	-	3,000	5,000
Oil & gas	44,000	35,000	104,000	98,000
	79,000	376,000	429,000	1,127,000
Expenses:
Coal reclamation	136,000	122,000	426,000	392,000
Carbon dioxide	2,000	55,000	33,000	150,000
e-Commerce	4,000	29,000	58,000	98,000
Oil & gas	6,000	14,000	36,000	27,000
Selling, general and administrative	394,000	274,000	916,000	679,000
Depreciation, depletion & amortization	15,000	38,000	53,000	111,000
	557,000	532,000	1,522,000	1,457,000
Operating profit (loss):
Coal reclamation	(128,000)	(124,000)	(431,000)	(379,000)
Carbon dioxide	17,000	278,000	264,000	832,000
e-Commerce	(3,000)	(30,000)	(55,000)	(94,000)
Oil & gas	34,000	17,000	57,000	60,000
Other, primarily corporate	(398,000)	(297,000)	(928,000)	(749,000)
	(478,000)	(156,000)	(1,093,000)	(330,000)
Other income (expense):
Interest income	6,000	2,000	14,000	8,000
Interest expense	(60,000)	(169,000)	(231,000)	(572,000)
Equity in operations of unconsolidated affiliates	(497,000)	(55,000)	(508,000)	(54,000)
Impairment of investments and other assets	(149,000)	-	(149,000)	-
Gain (loss) on sale of assets	(10,000)	(1,000)	4,888,000	3,338,000
Gain on settlement	-	-	832,000	-
Other	(2,000)	1,000	(5,000)	-

Earnings (loss) from continuing operations
before income tax benefit (expense)	(1,190,000)	(378,000)	3,748,000	2,390,000
Income tax benefit (expense)	53,000	-	(27,000)	(25,000)

Earnings (loss) from continuing operations	(1,137,000)	(378,000)	3,721,000	2,365,000

Loss from discontinued operations	-	(232,000)	-	(723,000)
Net earnings (loss)	(1,137,000)	(610,000)	3,721,000	1,642,000

Add (less): (Income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	-	-	(8,000)	1,000
Loss from discontinued operations	-	144,000	-	429,000
Net earnings (loss) attributable to
The Beard Company common shareholders	$(1,137,000)	$ (466,000)	$ 3,713,000	$ 2,072,000

Net earnings (loss) per average common share outstanding:
Basic:
Earnings (loss) from continuing operations	$ (0.06)	$ (0.02)	$ 0.19	$ 0.18
Loss from discontinued operations	0.00	(0.01)	0.00	(0.02)
Net earnings (loss)	$ (0.06)	$ (0.03)	$ 0.19	$ 0.16

Net earnings (loss) per average common share outstanding:
	Diluted:
	Earnings (loss) from continuing operations	$ (0.06)	$ (0.02)	$ 0.18	$ 0.11
	Loss from discontinued operations	0.00	(0.01)	0.00	(0.01)
	Net earnings (loss)	$ (0.06)	$ (0.03)	$ 0.18	$ 0.10

Weighted average common shares outstanding:
	Basic	19,827,000	14,039,000	19,817,000	13,068,000
	Diluted	19,827,000	14,039,000	21,028,000	20,884,000

A	Per share and common share amounts adjusted to reflect 2-for-1 stock split effected November 2, 2009.
See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

							Accum-ulated Other Compre-hensive Income (loss)
										Total Common Shareholders’ Equity (Deficiency)
					Capital in Excess of Par Value
	Preferred		Common			Accumulated Deficit			Non-controlling Interests
	Shares	Stock	Shares A	Stock				Treasury Stock

Balance, December 31, 2007	27,838	$889,000	11,315,430	$4,000	$38,823,000	$(45,294,000)	$31,000	$ -	$(3,638,000)	$(9,185,000)

Net earnings (loss)	-	-	-	-	-	2,967,000	-	-	(603,000)	2,364,000
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	(26,000)	-	-	(26,000)

Total comprehensive earnings (loss)	-	-	-	-	-	-	-	-	-	2,338,000

Elimination of noncontrolling interests upon sale of remaining interests in subsidiaries	-	-	-	-	-	(1,651,000)	20,000	-	1,631,000	-

Share-based compensation related to employee stock options and bonuses	-	-	49,800	-	63,000	-	-	-	-	63,000

Issuance of warrants	-	-	-	-	7,000	-	-	-	-	7,000

Issuance of stock for warrants exercised	-	-	927,836	-	89,000	-	-	-	-	89,000

Issuance of stock for debt conversions	-	-	6,435,842	3,000	3,649,000	-	-	-	-	3,652,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	24,000	-	-	-	-	24,000

Issuance of shares pursuant to deferred compensation plan	-	-	932,264	-	-	-	-	-	-	-

Balance, December 31, 2008	27,838	889,000	19,661,172	7,000	42,655,000	(43,978,000)	25,000	-	(2,610,000)	(3,012,000)

Net earnings (unaudited)	-	-	-	-	-	3,713,000	-	-	8,000	3,721,000
Comprehensive income (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	(1,000)	-	-	(1,000)

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	-	-	3,720,000

Issuance of warrants (unaudited)	-	-	-	-	4,000	-	-	-	-	4,000

Distribution of settlement proceeds to partners (unaudited)	-	-	-	-	-	-	-	-	(7,000)	(7,000)

Share-based compensation related to employee stock options (unaudited)	-	-	-	-	26,000	-	-	-	-	26,000

Purchase of treasury stock (unaudited)	-	-	(20,000)	-	-	-	-	(35,000)	-	(35,000)

Issuance of stock for warrants exercised (unaudited)	-	-	56,798	-	(7,000)	-	-	35,000	-	28,000

Issuance of stock for options exercised (unaudited)	-	-	25,800	-	20,000	-	-	-	-	20,000

Issuance of shares pursuant to deferred compensation plan (unaudited)	-	-	132,268	-	-	-	-	-	-	-

Balance, September 30, 2009 (unaudited)	27,838	$889,000	19,856,038	$7,000	$42,698,000	$(40,265,000)	$24,000	-	$(2,609,000)	$ 744,000

A Common share amounts adjusted to reflect 2-for-1 stock split effected November 2, 2009.

See accompanying notes to financial statements

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities:
Cash received from customers	$ 1,281,000	$ 1,339,000
Cash paid to suppliers and employees	(1,521,000)	(1,164,000)
Interest received	14,000	8,000
Interest paid	(265,000)	(1,331,000)
Taxes received (paid)	(85,000)	-
Operating cash flows of discontinued operations	(1,000)	(653,000)
Net cash used in operating activities	(577,000)	(1,801,000)

Investing activities:
Acquisition of property, plant and equipment	(43,000)	(37,000)
Proceeds from sale of assets	5,037,000	3,501,000
Investments in limited liability companies	(1,745,000)	-
Advances to unconsolidated affiliate	(625,000)	-
Payments from unconsolidated affiliate	625,000	-
Purchase of treasury stock	(35,000)	-
Other	10,000	(19,000)
Net cash provided by investing activities	3,224,000	3,445,000

Financing activities:
Proceeds from term notes	245,000	525,000
Payments on line of credit and term notes	(1,136,000)	(1,805,000)
Payments on related party debt	(674,000)	(840,000)
Proceeds from exercise of stock options and warrants	49,000	89,000
Advance from related party for investment in fifty
percent-owned subsidiary in China	-	384,000
Advance to related party	(30,000)	(15,000)
Distribution of settlement proceeds	(7,000)	-
Net cash used in financing activities	(1,553,000)	(1,662,000)

Net increase (decrease) in cash and cash equivalents	1,094,000	(18,000)

Cash and cash equivalents at beginning of period	182,000	61,000

Cash and cash equivalents at end of period	$ 1,276,000	$ 43,000

Continued

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

Reconciliation of Net earnings to Net Cash Used in Operating Activities:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Net earnings	$ 3,721,000	$ 1,642,000
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation, depletion and amortization	53,000	111,000
Depreciation, depletion and amortization on assets
of discontinued operations	-	43,000
Gain on sale of assets	(4,888,000)	(3,338,000)
Equity in net losses of unconsolidated affiliates	508,000	54,000
Impairment of investment in unconsolidated affiliate	149,000	-
Noncash compensation expense	26,000	123,000
Noncash interest expense	4,000	-
Decrease in accounts receivable, prepaid expenses
and other current assets	1,000	159,000
Decrease in inventories	-	13,000
Decrease in accounts payable, accrued
expenses and other liabilities	(151,000)	(608,000)
Net cash used in operating activities	$ (577,000)	$ (1,801,000)

Supplemental Schedule of Noncash Investing and Financing Activities:
Reduction of debt as a result of conversion to common stock	$ -	$ 2,764,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2009 and 2008

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

The results of operations for the three and nine-month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

The Company’s current significant operations are within the following segments: (1) the Coal Reclamation (“Coal”) Segment, (2) the Carbon Dioxide (“CO2”) Segment, (3) the e-Commerce (“e-Commerce”) Segment, and (4) the Oil & Gas (“Oil & Gas”) Segment. The Company is also conducting minerals exploration and development through its Geohedral investment.

The Coal Segment is in the business of operating coal fines reclamation facilities in the United States of America and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment consists of a 99%-owned subsidiary whose only remaining business is a license arrangement that generates a small annual royalty. The Oil & Gas Segment is in the business of producing oil and gas.

All share, per share and exercise price figures referred to in these financial statements have been adjusted to reflect the 2-for-1 stock split effective November 2, 2009.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments. Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the Black-Scholes model.

The Company reserved 200,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2006 Stock Option Plan (the "2006 Plan") adopted on May 1, 2006. On May 1, 2006, the Company granted 90,000 options under the 2006 Plan; 30,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof. An additional 30,000 options were cancelled on March 31, 2009 following the termination of another holder. The Company granted an additional 86,000 options under the 2006 Plan in May, 2009. In August of 2009, the Company granted an additional 60,000 options under the 2006 Plan. On October 16, 2009, the Company’s Board of Directors authorized an increase in the number of shares of common stock authorized for issuance under the 2006 Plan from 200,000 to 400,000 shares, subject to approval by the stockholders at the 2010 Annual Meeting of Stockholders.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair valuesof the options granted in 2006 and 2009 were calculated using the following estimated weighted average assumptions:

	2006 Options	May 2009 Options	August 17, 2009 Options	August 31, 2009 Options

Expected volatility	264.71%	368.70%	317.48%	324.51%
Expected risk term (in years)	4.75	3.5	3.5	3.5
Risk-free interest rate	4.84%	2.50%	2.50%	2.50%
Expected dividend yield	0%	0%	0%	0%

The expected volatility is based on historical volatility over the two-year period prior to the date of granting of the unvested options. Beginning in 2006, the Company has adopted the simplified method to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero coupon U. S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary. The Company recognized $25,000 and $5,000 of share-based compensation expense, net of income taxes, under ASC 718 for the nine-month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there were $1,000 of total unrecognized compensation cost, net of estimated forfeitures, related to vested share awards granted in 2006, which is expected to be recognized over a weighted average period of 6.58 years. Also at September 30, 2009, there were $236,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards granted in 2009, which is expected to be recognized over a weighted average period of 4.75 years.

Option Activity

A summary of the activity under the Company’s stock option plans for the nine-month period ended September 30, 2009 is presented below:

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2008:	60,000	$0.765	7.33	-
Granted	166,000	$1.805	4.75	-
Exercised	(25,800)	$0.765	-	-
Canceled	(30,000)	$0.765	-	-
Options outstanding at September 30, 2009	170,200	$0.765	4.79	-
Options exercisable at September 30, 2009	4,200	$0.765	6.58	-
Options vested and options expected to vest at September 30, 2009	170,200	$1.78	4.79	-

Equity Method Investments

The Company accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes, in its consolidated statement of operations. Equity investments of less than 20% are stated at cost. The cost is not adjusted for its proportionate share of earnings or losses. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, the Company compares fair value of the investment to its carrying value to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in non-consolidated affiliates.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company has a restricted certificate of deposit and it is categorized as Level 2. The investment in investments and other assets is determined through assumptions developed by the Company and is categorized as Level 3.  There were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$ 1,276,000	$ 1,276,000	$ -	$ -
Restricted certificate of deposit	50,000	-	50,000	-
Investments and other assets	1,168,000	-	-	1,168,000
Total	$ 2,494,000	$ 1,276,000	$ 50,000	$ 1,168,000

The Company evaluated these investments for impairment and concluded that, except as described below in Note 6 relating to the investment in Geohedral, no loss in value occurred as of September 30, 2009. The following table summarizes the Company’s investments in these nonconsolidated affiliates.

	Beard Dilworth LLC	Geohedral LLC	Other Assets/ Investments	Total

At December 31, 2007	$ -	$ -	$ 66,000	$ 66,000
Investments in 2008	24,000	440,000	-	464,000
Equity in net earnings (loss)	-	(440,000)	11,000	(429,000)
Distributions on investments	-	-	(14,000)	(14,000)

At December 31, 2008	24,000	-	63,000	87,000
Investments in 2009	714,000	1,031,000	4,000	1,749,000
Equity in net earnings (loss)	(21,000)	(498,000)	11,000	(508,000)
Impairment of investment	-	(149,000)	-	(149,000)
Distributions on investments	-	-	(11,000)	(11,000)

At September 30, 2009	$717,000	$ 384,000	$ 67,000	$1,168,000

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009 and the Company did not have any financial liabilities as of September 30, 2009. The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

New Financial Accounting Standards

The Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC 825-10-65-1. Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually. As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

The Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC 855-10-50-1. With regard to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 20, 2009 (the date the Company’s financial statement are issued).

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

During 2008, warrant holders exercised warrants for an aggregate of 927,836 shares at exercise prices ranging from $0.0675 to $0.40 per share. Also during August and September of 2008, the Company elected, under the provisions of the existing loan agreements, to force convert its 2008 Convertible Notes (the “2008 Notes”) and its 2010 Convertible Notes (the “2010 Notes”) into common stock of the Company at a conversion price of $0.50 per share. This resulted in the issuance of an additional 5,527,244 shares of the Company’s common stock. In December of 2008, the Company converted another $887,851 of its 2010 Notes into 908,598 shares of common stock at conversion prices ranging from $0.6575 to $1.125 per share. The resultant dilution greatly strengthened the Company’s balance sheet by eliminating $3,093,151 of long-term debt and $558,322 of short-term debt, while adding $2,763,622 to shareholders’ equity. As a result of the issuance of these 7,363,678 shares, the Company’s total outstanding common shares increased to 19,661,172. Additional dilution also occurred due to an adjustment to the Preferred Stock conversion ratio resulting from the issuance of the warrants, the convertible notes and the salary deferrals. Termination of the 2003-2 DSC Plan resulted in the issuance of 436,000 common shares in 2005, 196,000 in 2006, 132,000 in 2007, and another 132,000 in the first quarters of 2008 and 2009. In addition, 80,000 options were issued to a financial consultant in 2005 and 30,000 employee stock options were issued in 2006 (both figures net of forfeitures). The Company granted another 106,000 employee stock options in the second quarter of 2009. The Company also granted 60,000 options to its three new directors in the third quarter of 2009.

The Company’s working capital position has improved significantly since December 31, 2007, when it was $(3,159,000), to $1,117,000 at September 30, 2009---an improvement of $4,276,000. In March of 2008 the Company sold 35% of its interest in the McElmo Dome CO2 Unit for $3,500,000. The sale, which was effective February 1, 2008, added approximately $3,478,000 to cash flow after legal costs, and enabled the Company to reduce the outstanding principal balance of the loan from The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) from $2,783,000 to $2,250,000, pay the accrued interest of $697,000 and extend the maturity date from April 1, 2009 to April 1, 2010.

On April 14, 2009, the Company entered into an agreement to sell its remaining interest in the McElmo Dome CO2 Unit for $5,200,000. The Company received a down payment of $1,300,000 upon execution of the agreement and received the $3,736,626 balance (after adjustments for certain revenues received and billings paid by the Company, totaling a net of $163,374) of the consideration on May 7, 2009. The sale, which was effective March 1, 2009, generated a gain of $4,888,000. This enabled the Company to pay off its Bank debt of $900,000 and obtain the release of all collateral (the Unitrust loan, the Company’s Bank debt, and a $390,000 note payable to a third party had all been secured by a lien on McElmo Dome). In addition, the outstanding loan agreement and related promissory note with the Unitrust (the “Loan”) were amended effective May 6, 2009, and accrued interest of $22,500 was paid to such date. The outstanding principal balance of the Loan remained at $2,250,000 and the maturity date was extended from April 1, 2010 to April 1, 2011. The Loan will henceforth be unsecured with the expectation that the Company will start amortizing the Loan when it has demonstrated the financial capability to commence periodic payments of principal and interest totaling at least $100,000 per quarter. On May 11, 2009, the Company reduced the outstanding principal balance on the Loan to $2,150,000. The Company reduced the outstanding principal balance on the Loan to $2,000,000 on July 1, 2009 and to $1,990,000 on September 9, 2009.

Additional Details

Coal Segment. The Company’s principal business is coal reclamation, and this is where much of management’s operating attention has been focused.

(i) Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, in concert with BTI and KeLa Energy LLC (“KeLa”), is working to secure capital funding of approximately $31 million to construct a new processing plant at Alden’s Gatliff Preparation Plant in south central Kentucky. The recovery system will be equipped with the KeLa binder technology to pelletize the fuel produced from the recovery plant.

Under the proposed arrangement, BTI will receive a royalty of 7.5% for the first 11 years and 5% for the last nine years during the 20-year life of the project (“LOP”). In addition, BTI will receive a $30,000/month overhead fee for managing the recovery operation during the LOP, commencing with the date construction starts.

The plant is expected to start construction as soon as funding has occurred.  Ramp up is targeted to commence approximately one year following the construction start-up, with cash flow commencing approximately five months thereafter.

(ii) Other Projects. In addition to the Alden project, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing.

Geohedral, LLC. In 2006, the Company joined with three other partners in forming Geohedral LLC (“Geohedral”) to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals. Under the Company’s direction, Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing mining claims covering the target area, known as the “BlackSands Area”, which encompasses approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska. A few of the claims were rejected by the U.S. Forest Service; the balance of the claims, covering approximately 48,000 acres, was approved.

While the claims were being staked and filed Geohedral raised an additional $1,640,000 in late 2008 to cover the cost of drilling 28 core holes with the goal of having the cores assayed under the supervision of one of the country’s leading mining engineering firms to verify Geohedral’s estimate that the claims contain significant reserves. Ten core holes had been drilled to depths ranging from 65 feet to 125 feet when coring was suspended due to adverse weather and limited visibility.

On June 12, 2009, Geohedral commenced an offering to raise an additional $1,800,000 from its members to conduct further exploratory activities in the Yakutat Forelands area. While this cash call was underway Geohedral staked and filed mining claims covering 10,420 additional acres in the “Tanis Mesa Area,” contiguous to its 48,000-acre block in the BlackSands Area. On September 21, 2009, the Company announced that, based upon analyses by an independent lab of 353 samples from 62 core holes drilled in the Tanis Mesa area, Geohedral believes that the unconsolidated materials above the bedrock in the area contain appreciable amounts of gold and silver. Based upon this new information and the decision of the Geohedral Board to stake and file 305 additional mining claims (6,100 acres), Geohedral increased it cash call on September 17, 2009 from $1,800,000 to $2,546,700. The Company continues to be highly optimistic about the potential of the project.

As a result of the two private placements completed in 2008, the Company’s ownership in Geohedral was reduced from 30% to 23.16%. On September 30, 2009, the Company increased its interest in Geohedral to 25.68%.

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

Beard Dilworth, LLC. On April 17, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of the Company, closed on the purchase of the properties comprising the Dilworth Field (the “Field”) for a total purchase price of $1,695,000. The

Field, which is located on the Nemaha Ridge in Kay County, Oklahoma, was purchased from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale.

The Dilworth Field is estimated to have produced more than 70 million barrels of oil since the discovery well was completed in 1911. The secondary recovery project that BDLLC has underway in its current development program is estimated to have a field-wide production potential of several million barrels of oil.

On July 9, 2009, the Company announced that it had raised the additional $5,275,000 needed to fund the contemplated development of the Dilworth Field. The new funding increases the amount raised by BDLLC to fund the purchase and development of the Dilworth Field to a total of $7,000,000. The development funding is being provided by RSE Energy, LLC (80%), True Energy Exploration, LLC (10%) and Royal Energy, LLC (10%), which will own their respective interests in the project directly rather than as partners in BDLLC. The investors in BDLLC, who put up $1,725,000 to fund the purchase, and the new investor group that is putting up $5,275,000 to fund the development, will each receive a 3.5-to-1 return before payout (“BPO”). After payout (“APO”) of the $24,500,000, BDLLC will own 9.86% of the Field, the new investor group will own 30.14%, the Company will have a reversionary interest of 10%*, and Subsurface Minerals Group LLC, the former owner (which has approximately $10,000,000 invested in the Field), will have a 50% reversionary interest.

_______

*The Company will actually own a 10% interest BPO by virtue of its $700,000 investment in BDLLC, and 14% APO as a result of its 10% reversionary interest plus its 4% APO interest in BDLLC.

Subsequent Developments.

Alden Project.  The Company has been advised that the financing for the Alden plant has been committed and the funding is expected to occur in early December of 2009. Plant construction is expected to commence in January of 2010.

Beard Dilworth, LLC. Under its development program, BDLLC has drilled and completed three small bore production wells, two large bore production wells, and one new disposal well. Two disposal wells already in place in the field that were not part of BDLLC’s initial purchase have been purchased for $1,000,000 and BDLLC expects to start injecting water into the Arbuckle Formation by mid-December of 2009.

Geohedral LLC. $2,543,200 of the Geohedral cash call of $2,546,700 had been raised at November 15, 2009, and the balance will be raised by early December. Geohedral began staking and filing 305 additional mining claims (6,100 acres) in the Tanis Mesa Area on November 2, 2009. Staking and filing of the new claims was completed on November 17, 2009.

Geohedral has hired a geological consulting firm based in Fairbanks, Alaska that is currently in the process of preparing an evaluation of Geohedral’s mining claims. The report is expected to be completed by mid-December and is expected to facilitate Geohedral’s efforts to entice a major mining partner to take an interest in the Tanis Mesa Area.

Efforts to Improve Liquidity in the Market for the Company’s Common Stock. In addition to its efforts to improve the Company’s balance sheet and working capital, management has recently focused its efforts on improving the trading market for the Company’s common stock. Management believes the Company’s shares now qualify for listing on the NYSE Amex Exchange and has submitted preliminary information to the Exchange for their review. Upon receiving approval, the Company will immediately apply for listing on the Exchange.

(3)  Discontinued Operations

China Segment

In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China. On December 31, 2008, the Company relinquished all of its ownership interests in the partnership which owned a fertilizer manufacturing plant operating in China and recorded a gain of $1,671,000. In the first quarter of 2009, the Company ceased operations of the two remaining entities operating in China and wrote off all remaining assets and liabilities associated with these two entities, recording a gain of $6,000. The segment recorded no revenues for either the three or nine-month periods ended September 30, 2009. The segment recorded a loss of $6,000 for the three-month period ended June 30, 2009. That loss offset the earnings of $6,000 for the first three months of 2009 resulting in no earnings or losses for the nine-month period ended September 30, 2009. Revenues for the segment were $2,000 and

$55,000 for the three and nine-month periods ending September 30, 2008, respectively. The segment incurred losses of $231,000 and $721,000 for the three and nine-month periods ended September 30, 2008, respectively. As of September 30, 2009, the significant assets related to the segment’s operations consisted primarily of equipment with no estimated net realizable value. At September 30, 2009, the segment had liabilities of totaling $7,000. The Company expects to dispose of the segment’s assets prior to June 30, 2010. The Company expects to pay its share of the other existing liabilities of the segment prior to June 30, 2010.

BE/IM, WS & ITF Segments

The Company has three other discontinued segments: (1) the brine extraction/iodine manufacturing (“BE/IM”) segment, (2) the interstate travel facilities (“ITF”) segment, and (3) the well-servicing (“WS”) segment. These segments were discontinued in 1999, 1999 and 2001, respectively, and the Company has been in the process of disposing of the segments’ assets and paying or otherwise eliminating their liabilities since the decisions were made to discontinue the segments. The earnings (losses) of the segments are each separately less than $2,000 and have netted to an amount that would not round to a $1,000 earnings or loss figure for either of the nine-month periods ended September 30, 2008 or 2009. As of September 30, 2009, the significant assets of the discontinued segments are fixed assets totaling $20,000 which the Company expects to dispose of by June 30, 2010. The significant liabilities of the three segments consist of trade payables and other accrued expenses and total $44,000. The Company expects to dispose of the liabilities by June 30, 2010.

(4)  Convertible Preferred Stock

Effective January 1, 2003, the Company’s preferred stock became convertible into Beard common stock. After giving effect to the 2-for-1 stock split, each share of Beard preferred stock was convertible into 21.28876408 shares on September 30, 2009 (total of 592,636 shares). The conversion ratio will be adjusted if additional warrants or convertible notes are issued in each case at an exercise, conversion or grant price below $0.69172029 per share. Fractional shares will not be issued, and cash will be paid in redemption thereof.

(5)  Income Taxes

In accordance with the provisions of ASC Topic 740, “Income Taxes” ("ASC 740"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts. The Company recorded a benefit of $53,000 and a net provision of $27,000 for federal alternative minimum taxes for the three and nine-month periods ended September 30, 2009, respectively. The Company did not record a provision for taxes in the first quarter of 2009 or the third quarter of 2008. The Company recorded a net provision of $25,000 for federal alternative minimum taxes for the nine-month period ended September 30, 2008.

At September 30, 2009, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

Expiration
	Date	Amount
Federal regular tax operating loss carryforwards	2021-2027	$ 1,855
Tax depletion carryforward	Indefinite	$ 3,000

(6)  Investments and Other Assets

Investments and other assets consisted of the following:	For the Periods Ended
	September 30, 2009	December 31, 2008

Investment in real estate limited partnership	$ 13,000	$ 13,000
Investment in Beard Dilworth, LLC	717,000	24,000
Investment in and Advances to Geohedral, LLC	384,000	-
Other assets	54,000	50,000
	$ 1,168,000	$ 87,000

Investment in Real Estate Limited Partnerships

The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004. The Company recorded losses of $4,000 in 2008 from its share of the limited partnership’s operations. These losses are attributable to the Company’s share of real estate taxes on the property held by the partnership. No losses have yet been recorded for 2009.

Investment in Beard Dilworth, LLC

In 2008, the Company invested $24,000 in Beard Dilworth, LLC, (“BDLLC”), a limited liability company formed to develop an oil and gas prospect in north central Oklahoma. The capitalized costs primarily involve the legal costs associated with the drafting of operating and partnership agreements. The Company had invested another $714,000 in BDLLC, of which $700,000 was contributed to BDLLC and the remaining $14,000 in costs were additional costs of forming the entity. The Company recorded $21,000 as its share of losses of BDLLC through September 30, 2009.

Investment in and Advances to Geohedral, L.L.C.

In 2008, the Company contributed $440,000 for a 23.16375% ownership interest in Geohedral, L.L.C. (“Geohedral”). Geohedral is involved in minerals exploration operations in southern Alaska. The Company does not control Geohedral’s operations and, therefore, accounts for its investment using the equity method of accounting. At December 31, 2008, the Company’s carrying value of its investment in Geohedral was written down to zero and was $277,000 less than its 23.16375% ownership in the underlying equity of Geohedral. In 2009, the Company contributed another $590,000 to Geohedral and bought a 2.51625% additional interest from another partner for another $441,000. The Company recorded $498,000 as its share of losses for the nine months ended September 30, 2009. At September 30, 2009, the Company’s carrying value of its investment was written down another $149,000. The remaining $384,000 investment equals the Company’s 25.68% ownership in the underlying equity of Geohedral. The Company also had $33,000 of receivables due from Geohedral at September 30, 2009 related to advances to fund the formation of the entity and its initial operations. The receivables are due on demand and do not accrue interest.

Other assets

These assets consist primarily of deposits on hand with various regulatory agencies. There were no impairments of these assets in 2008 or 2009.

(7)  Earnings (Loss) Per Share

Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. In the fourth quarter of 2005 two of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from eight to 10 years. The shares which had not yet been distributed were excluded in the calculation of the common stock equivalents from the 2008 and 2009 computations except for 132,270 and 132,268 shares which were distributed in January of 2008 and 2009, respectively. As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding. 566,278 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2010 through 2014. Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

Diluted loss per share from continuing operations in the statements of operations for the three-month periods ended September 30, 2009 and 2008 exclude all potential common shares issuable upon conversion of convertible preferred stock, convertible notes or exercise of options and warrants as the effect would be anti-dilutive due to the Company’s losses from continuing operations.

The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on November 2, 2009) used in the calculation of earnings (loss) per share in the Company’s statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic EPS:
Weighted average common shares outstanding	19,827,418	14,038,608	19,816,674	12,824,672

Shares in deferred stock compensation plans treated as common stock equivalents	-	-	726	243,396
	19,827,418	14,038,608	19,817,400	13,068,068
Diluted EPS:
Weighted average common shares outstanding	19,827,418	14,038,608	19,816,674	12,824,672
Shares in deferred stock compensation plans treated as common stock equivalents	-	-	726	243,396
Convertible debt amounts considered to be common stock equivalents	-	-	391,112	6,543,472
Convertible Preferred Shares considered to be common stock equivalents	-	-	592,636	592,636
Employee stock options considered to be common stock equivalents	-	-	84,200	40,000
Warrants issued in connection with debt offerings treated as common stock equivalents	-	-	142,584	639,720
	19,827,418	14,038,608	21,027,932	20,883,896

(8)  Commitments and Contingencies

In the normal course of business various actions and claims have been brought or asserted against the Company. Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(9)  Business Segment Information

The Company manages its business by products and services and by geographic location (by country). The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had four reportable segments in the first nine months of 2009 and 2008. The segments are Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment consists of a 99%-owned subsidiary whose only remaining business is a license arrangement that generates a small annual royalty. The Oil & Gas Segment consists of the production of oil and gas.

The following is certain financial information regarding the Company’s reportable segments (presented in thousands of dollars).

General corporate assets and expenses are not allocated (except for $15,000 per month of “Other” expenses charged to the now discontinued China Segment beginning in December 2006 thru December 31, 2008) to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and earnings (loss) from continuing operations before income taxes reported in the Company’s accompanying financial statements.

	Coal	Carbon Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended September 30, 2009
Revenues from external customers	$ 16	$ 19	$ -	$ 44	$ 79
Segment profit (loss)	(135)	17	(3)	36	(85)

Three months ended September 30, 2008
Revenues from external customers	$ 1	$ 340	$ -	$ 35	$ 376
Segment profit (loss)	(124)	278	(29)	17	142

Nine months ended September 30, 2009
Revenues from external customers	$ 18	$ 304	$ 3	$ 104	$ 429
Segment profit (loss)	(452)	264	773	61	646
Segment assets	823	-	-	331	1,154

Nine months ended September 30, 2008
Revenues from external customers	$ 22	$1,002	$ 5	$ 98	$ 1,127
Segment profit (loss)	(379)	832	(94)	61	420
Segment assets	304	564	4	311	1,183

Reconciliation of total reportable segment earnings (loss) to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total earnings (loss) for reportable segments	$ (85)	$ 142	$ 646	$ 420
Net corporate income (costs) not allocated to segments	(1,105)	(520)	3,102	1,970
Total consolidated earnings (loss) from continuing opera-tions before income taxes	$ (1,190)	$ (378)	$ 3,748	$ 2,390

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2008 and results of operations for the quarter ended September 30, 2009, compared to the prior year third quarter and the nine months ended September 30, 2009 compared to the prior year nine months. Such discussion should be read in conjunction with our financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2008 Form 10-K.

Overview

The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services. The CO2 Segment consists of the production of CO2 gas. The e-Commerce Segment consists of a 99%-owned subsidiary whose only remaining business is a license arrangement that generates a small annual royalty. The Oil & Gas Segment consists of the production of oil and gas. We are also conducting minerals exploration through our investment in Geohedral LLC, of which we own 25.68%.

Our revenues from continuing operations decreased for the first nine months of 2009 compared to the first nine months of 2008. Most of the decrease was attributable to the CO2 Segment where the sale, effective February 1 of 2008, of 35% of our interest the McElmo Dome field resulted in lower production to our interest when comparing the two periods. We sold our remaining interest in April of 2009. CO2 revenues were 70% lower in the 2009 first nine months than they were in the 2008 first nine months, and segment operating profit decreased 68%. The Oil & Gas Segment reflected poorer results in the current quarter as both prices and production were down. The Coal Segment reflected an increased operating loss in the first nine months of 2009 as a result of reduced revenue and increased operating expenses as the segment increased its efforts to find and develop new projects. The discontinued China Segment recognized no earnings or losses in the first nine months of 2009 compared to a $721,000 loss in the 2008 first nine months.

Material changes in financial condition – September 30, 2009 as compared with December 31, 2008.

The following table reflects changes in the Company's financial condition during the periods indicated:

	September 30,	December 31,	Increase
	2009	2008	(Decrease)

Cash and cash equivalents	$ 1,276,000	$ 182,000	$ 1,094,000

Working capital	$ 1,117,000	$ (1,537,000)	$ 2,654,000

Current ratio	3.96 to 1	0.28 to 1

Our working capital position has improved by $2,654,000 since December 31, 2008 to $1,117,000 at September 30, 2009. On April 14, 2009, we agreed to sell the remaining 65% of our interest in the McElmo Dome CO2 field for $5,200,000 effective March 1, 2009. We used $1,810,000 to pay down debt and accrued interest after having borrowed $245,000 during the first half of 2009. Our CO2 Segment provided working capital of $264,000. We used $431,000 of working capital to help fund the operations of the Coal Segment. Also, we used $55,000 to fund the activities of the e-Commerce Segment. In June of 2009, the e-Commerce Segment received $832,000 as its part of the settlement in the VISA litigation. We utilized the remainder of the working capital to fund other operations.

Our principal business is coal reclamation, and management continues to focus a significant portion of its attention to this area. The outlook for the Coal Segment remains bright. The segment is actively pursuing several projects which it has under development. Financing for the Alden Project in Kentucky has already been committed. Financing for the other projects has not yet been arranged, and there is no assurance that such efforts will be successful or that any meaningful cash flow will be available from them prior to mid-2010.

Additional Details

Coal Segment. The Company’s principal business is coal reclamation, and this is where much of management’s operating attention has been focused.

(i)  Alden Project. Beard Technologies, Inc. (“BTI”) is currently developing a fine coal recovery operation with Alden Energy LLC (“Alden”), a subsidiary of Alden Energy, Inc. Alden, in concert with BTI and KeLa Energy LLC (“KeLa”), expects to start construction in January of 2009 of a new $31 million processing plant at Alden’s Gatliff Preparation Plant in south central Kentucky. The recovery system will be equipped with the KeLa binder technology to pelletize the fuel produced from the recovery plant.

Under the proposed arrangement, BTI will receive a royalty of 7.5% for the first 11 years and 5% for the last nine years during the 20-year life of the project (“LOP”). In addition, BTI will receive a $30,000/month overhead fee for managing the recovery operation during the LOP, commencing with the date construction starts.

The plant is expected to start construction as soon as funding has occurred. Ramp up is targeted to commence approximately one year following the construction start-up, with cash flow commencing approximately five months thereafter.

(ii)  Other Projects. In addition to the Alden project, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available. However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing.

Geohedral, LLC. In 2006, we joined with three other partners in forming Geohedral LLC (“Geohedral”) to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals. Under the Company’s direction, Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing mining claims covering the target area, known as the “BlackSands Area”, which encompasses approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska. Claims covering approximately 48,000 acres were approved.

While the claims were being staked and filed Geohedral raised an additional $1,640,000 in late 2008 to cover the cost of drilling 28 core holes with the goal of having the cores assayed under the supervision of one of the country’s leading mining engineering firms to verify Geohedral’s estimate that the claims contain significant reserves. Ten core holes had been drilled to depths ranging from 65 feet to 125 feet when coring was suspended due to adverse weather and limited visibility.

On June 12, 2009, Geohedral commenced an offering to raise an additional $1,800,000 from its members to conduct further exploratory activities in the Yakutat Forelands area. While this cash call was underway Geohedral staked and filed mining claims covering 10,420 additional acres in the “Tanis Mesa Area,” contiguous to its 48,000-acre block in the BlackSands Area. On September 21, 2009, we announced that, based upon analyses by an independent lab of 353 samples from 62 core holes drilled in the Tanis Mesa area, Geohedral believes that the unconsolidated materials above the bedrock in the area contain appreciable amounts of gold and silver. Based upon this new information and the decision by the Geohedral Board to stake and file 305 additional mining claims (6,100 acres), Geohedral increased its cash call on September 17, 2009 from $1,800,000 to $2,546,700. We continue to be highly optimistic about the potential of the project.

As a result of the two private placements completed in 2008, our ownership in Geohedral was reduced from 30% to 23.16%. In September of 2009, we increased our interest in Geohedral to 25.68%.

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

Beard Dilworth, LLC. On April 17, 2009, Beard Dilworth, LLC (“BDLLC”), a subsidiary of ours, closed on the purchase of the properties comprising the Dilworth Field (the “Field”) located on the Nemaha Ridge in Kay County, Oklahoma from Summit Bank, N.A., which had purchased the properties at a sheriff’s sale, for a total purchase price of $1,695,000.

It has been estimated that the Dilworth Field has produced more than 70 million barrels of oil since the discovery well was completed in 1911. The secondary recovery project that BDLLC will pursue under its contemplated development program is estimated to have a field-wide production potential of several million barrels of oil.

Subsequent Developments

Alden Project. We have been advised that the financing for the Alden plant has been committed and the funding is expected to occur in early December of 2009. Plant construction is expected to commence in January of 2010. Ramp up is targeted to commence approximately one year following the construction start-up, with cash flow commencing approximately five months thereafter.

Beard Dilworth, LLC.  Under its development program, BDLLC has drilled and completed three small bore production wells, two large bore production wells, and one new disposal well. Two disposal wells already in place in the field that were not part of BDLLC’s initial purchase have been purchased for $1,000,000 and BDLLC expects to start injecting water into the Arbuckle Formation by mid-December of 2009.

Geohedral LLC.  $2,543,200 of the Geohedral cash call of $2,546,700 had been raised at November 15, 2009, and the balance will be raised by early December. Geohedral began staking and filing additional mining claims in the Tanis Mesa Area on November 2, 2009. All of its targeted 305 claims (6,100 acres) had been staked and filed as of November 17, 2009.

Geohedral has hired a highly respected geological consulting firm based in Fairbanks, Alaska that is currently in the process of preparing an evaluation of Geohedral’s mining claims. The report is expected to be completed by mid-December and is expected to facilitate Geohedral’s efforts to entice a major mining partner to take an interest in the Tanis Mesa Area.

Efforts to Improve Liquidity in the Market for Our Common Stock.In addition to our efforts to improve our balance sheet and working capital, we have recently focused our efforts on improving the trading market for our common stock. We believe our shares now qualify for listing on the NYSE Amex Exchange and have submitted preliminary information to the Exchange for their review. Upon receiving approval, we will immediately apply for listing on the Exchange.

Material changes in results of operations - Quarter ended September 30, 2009 as compared with the Quarter ended September 30, 2008.

The net loss for the third quarter of 2009 was $1,137,000 compared to $610,000 for the 2008 third quarter. Continuing operations posted a net loss of $1,190,000, before a tax benefit of $53,000, compared to a net loss from continuing operations of $378,000. In addition, our discontinued operations had losses of none and $232,000 for the third quarter of 2009 and 2008, respectively.

The Coal Segment’s revenues were $16,000 for the third quarter of 2009 compared to $1,000 for the third quarter of 2008. This increase in revenues, offset by an increase in operating and SG&A expenses of $14,000 and an increase in depreciation of $5,000, accounted for the increase in the segment’s operating loss which amounted to $128,000 in the third quarter of 2009 versus $124,000 in the 2008 third quarter. The operating profit in the CO2 Segment decreased $261,000 to $17,000 compared to $278,000 a year earlier. The e-Commerce Segment incurred operating losses were $3,000 for the third quarter of 2009 compared to $30,000 for the same period in 2008. The operating income in the Oil & Gas Segment increased $17,000 to $34,000 for the third quarter of 2009 compared to $17,000 for the same period in 2008. The operating loss in Other activities for the third quarter of 2009 increased $101,000 to $398,000 compared to $297,000 for the same period in 2008. As a result, the operating loss for the current quarter increased $322,000 to $478,000 versus $156,000 in the corresponding quarter of the prior year.

Operating results of our primary operating Segments are reflected below:

	2009	2008
Operating profit (loss):
Coal reclamation	$ (128,000)	$ (124,000)
Carbon dioxide	17,000	278,000
e-Commerce	(3,000)	(30,000)
Oil & gas	34,000	17,000
Subtotal	(80,000)	141,000
Other	(398,000)	(297,000)
Total	$ (478,000)	$ (156,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities.

Coal reclamation

The segment recorded $16,000 in revenues in the third quarter of 2009 compared to $1,000 for the third quarter of 2008 as a result of performing more consulting and coring jobs in the 2009 period. Operating costs increased $14,000 to $136,000 for the third quarter of 2009 compared to $122,000 for the same period in 2008. Depreciation and amortization expenses increased $5,000 for the segment when comparing the third quarter of 2009 to the same period in 2008. Compensation expenses and project development costs increased $12,000 and $25,000, respectively, for the third quarter of 2009 compared to the same period in 2008 as we increased efforts to find and develop new projects. A decrease in rent expense of $12,000 was partially offset with an increase of $5,000 in depreciation expense occasioned by the move in October of 2008 from our rented location in Pittsburgh to our purchased facilities in Somerset, PA. Net increases in other expense classifications accounted for the remaining increase in operating costs for the nine months ended September 30, 2009 compared to the same period in 2008.

Carbon dioxide

Third quarter 2009 operations reflected an operating profit of $17,000 compared to $278,000 for the 2008 third quarter. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado. Operating revenues in this segment decreased $321,000 to $19,000 for the third quarter of 2009 compared to $340,000 for the same period in 2008. As a result of the sale of 35% of our interests in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% of our interests effective March 1, 2009, operating revenues in this segment decreased $321,000 to $19,000 for the third quarter of 2009 compared to $340,000 for the same period in 2008. We have a very small interest in a carbon dioxide producing field in Wyoming.

e-Commerce

The e-Commerce Segment incurred operating losses of $3,000 for the third quarter of 2009 compared to $30,000 for the same period in 2008. The segment recorded no revenue for either the third quarter of 2009 or 2008. The segment no longer receives an annual license fee, but continues to receive royalty fee income, under its patent license agreement. The segment incurred $4,000 in SG&A costs in the third quarter of 2009 compared to $29,000 for the same period in 2008. When the Visa settlement was received, we ceased allocating the managers’ salary expense and related items to the segment. Starpay has terminated its efforts to develop a portfolio of internet payment technologies. In the future its only activity will be to collect a small annual royalty payment under a licensing arrangement.

Oil & Gas

Our newest segment, Oil & Gas, is a familiar one to management. In recent years we have acquired federal and state oil and gas leases in several states. The segment has a 22.5% working interest in eight gas wells in Colorado and an overriding royalty interest in four wells located in Wyoming. The segment recorded $44,000 in revenues for the third quarter of 2009 compared to $35,000 for the same period in 2008. Production and prices to the segment’s interest for the third quarter of 2009 reflected decreases of 24% and 4%, respectively, when compared to the same period in 2008, resulting in a $13,000 decrease in revenue from production. However, the segment recorded $22,000 in revenues for operating the wells owned by the Dilworth entity in which we have an interest. Operating costs totaled $6,000 and $14,000 for the third quarter of 2009 and the third quarter of 2008, respectively. As a result, the segment contributed $34,000 of operating profit for the third quarter of 2009 compared to $17,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment. These activities generated operating losses of $398,000 for the third quarter of 2009 compared to $297,000 for the same period of 2008. This $101,000 increase in operating losses was due primarily to increases totaling $75,000 in professional fees for the third quarter of 2009 when compared to the prior year period. Additionally, we allocated $57,000 less in SG&A costs to other entities in the group in the 2009 quarter compared to the same period in 2008 and we provided for $11,000 in uncollectible accounts in the current third quarter with no similar provision in the prior year. We granted bonus awards of restricted stock totaling $98,000 to several employees in the third quarter of 2008 with no similar awards in the 2009 quarter. There were minor increases in several other expense classifications accounting for the remainder of the increase.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $120,000 to $394,000 compared to $274,000 for the third quarter of 2008. There were numerous minor increases and decreases in SG&A accounts resulting in the net increase. See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense decreased $23,000 from $38,000 in the third quarter of 2008 to $15,000 in the same period of 2009. The decrease was due primarily to lower amortization of expenses capitalized as a cost of acquiring debt. We expensed $52,000 of such costs in the fourth quarter of 2008 as a result of either paying off or converting our debt to common stock in 2008. Additionally, depreciation expense was lower in 2009 as a result of the sale of 65% of our interest in the McElmo Dome field effective February 1, 2008.

Other income and expense

Other income and expense for the third quarter of 2009 netted to a loss of $712,000 compared to a loss of $222,000 for the third quarter of 2008. Interest income was up $4,000 to $6,000 for the third quarter of 2009 compared to $2,000 for the same period in 2008. Interest expense was $109,000 lower for the third quarter of 2009 compared the third quarter of 2008 primarily as a result of: (i) the receipt of the funds from the sale of 35% of our interest in McElmo Dome in effective February 1, 2008 which was an important factor in allowing us to pay down $2,769,000 in debt in 2008, (ii) the conversion of $3,651,000 of debt into our common stock in the third and fourth quarters of 2008, and (iii) the receipt of funds from the sale of our remaining 65% interest in the McElmo Dome in April, 2009, for which we recorded a gain of $4,888,000, which allowed us to pay down another $1,414,000 of our debt in the second quarter of 2009. Additionally, we recognized $11,000 and $2,000 in income during the three-month periods ended September 30, 2009 and 2008, respectively, as a result of distributions from another investment related to the marketing of a portion of the McElmo Dome production taken in kind. The distribution in the third quarter of 2009 represented the final adjustments for the period we held the investment before its sale in April of 2009. We recorded a $498,000 loss in the third quarter of 2009 compared to a $58,000 loss in the same period of 2008 associated with our investment in Geohedral, a start-up mining project. We also recorded a $149,000 impairment of this investment in the 2009 with no comparable impairment in the prior year quarter. This impairment reduces our investment in the project to our share of the remaining equity in the project. Finally, our investment in the Dilworth Field resulted in losses totaling $10,000 for the third quarter of 2009 compared to none for the same period in 2008 as the initial work on starting up the Field began in the current year.

Income taxes

We recorded a benefit for federal alternative minimum taxes of $53,000 in the third quarter of 2009 compared to none for the same period in 2008. We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $232,000 from our discontinued operations for the third quarter of 2008 compared to none for the same period in 2009, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $231,000 for the third quarter of 2008 and none for the same period in 2009. Losses from the discontinued iodine manufacturing operation amounted to $2,000 and $1,000 for the third quarters of 2009 and 2008, respectively. In 2009, we recorded a gain of $2,000 in our discontinued interstate travel facilities business as we collected certain amounts previously written off. There were no such recoveries in the three months ended September 30, 2008. As of September 30, 2009, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled $51,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by June 30, 2010.

Material changes in results of operations - Nine months ended September 30, 2009 as compared with the Nine months ended September 30, 2008.

We recorded earnings of $3,721,000 for the first nine months of 2009 compared to $1,642,000 for the first nine months of 2008. Continuing operations reflected earnings of $3,721,000 compared to $2,365,000 for the same period in 2008. In addition, we had losses from discontinued operations of $723,000 for the first nine months of 2008 compared to none for the same period in 2009.

Operating results of the Company’s primary operating segments are reflected below:

	2009	2008
Operating profit (loss):
Coal reclamation	$ (431,000)	$ (379,000)
Carbon dioxide	264,000	832,000
e-Commerce	(55,000)	(94,000)
Oil & gas	57,000	60,000
Subtotal	(165,000)	419,000
Other	(928,000)	(749,000)
Total	$ (1,093,000)	$ (330,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Coal reclamation

The segment recorded revenues of $18,000 for the first nine months of 2009 compared to $22,000 for the same period in 2008 as the result of performing fewer several consulting and coring jobs in the current year. Labor costs increased $25,000 for the first nine months of 2009 compared to the same period in 2008. Project development costs increased $41,000 for the first nine months of 2009 compared to the same period in 2008 as the segment continued its efforts in developing new projects. These increases were offset by a $46,000 reduction in rent expense made possible by the move in October of 2008 of the segments facilities to a purchased property near Somerset, PA. The reduction in rent expense was partially offset by a $13,000 increase in depreciation expense; most of which was due to the move. Minor increases in other SG&A expenses accounted for the remainder of the increase. As a result, the operating loss for the first nine months of 2009 increased $52,000 to $431,000 compared to $379,000 in the first nine months of 2008.

Carbon dioxide

Operations for the first nine months of 2009 resulted in an operating profit of $264,000 compared to an $832,000 operating profit for the nine months ended September 30, 2008. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado. We sold 35% of our interest in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% closed in May, 2009 but was effective March 1, 2009. Segment operating revenues decreased $698,000 or 70% to $304,000 for the first nine months of 2009 compared to $1,002,000 for the same period in 2008. We recorded $117,000 less in operating costs associated with our properties in the first three quarters of 2009 compared to the same period in 2008. The decrease in operating costs was attributable primarily to the sales of interests discussed above. We have a very small interest in a carbon dioxide producing field in Wyoming.

e-Commerce

The e-Commerce Segment incurred an operating loss of $55,000 for the first three quarters of 2009 versus an operating loss of $94,000 in the prior year period. The segment recorded revenues of $3,000 and $5,000 of royalty fee income for the nine-month periods ended September 30, 2009 and 2008, respectively. The segment no longer receives an annual license fee, but continues to receive royalty fee income, under its patent license agreement. When the Visa settlement was received, we ceased allocating the managers’ salary expense and related items to the segment. This resulted in a $27,000 decrease in salary and associated costs when comparing the first nine months of 2009 with the same period in 2008. A $15,000 decrease in legal fees associated with the Visa litigation accounted for the majority of the remaining decrease in the losses when comparing the first nine months of 2009 to the same period in 2008.

Starpay has terminated its efforts to develop a portfolio of internet payment technologies. In the future its only activity will be to collect a small annual royalty payment under a licensing arrangement.

Oil & Gas

In recent years we have acquired federal and state oil and gas leases in several states. The segment has a 22.5% working interest in eight gas wells in Colorado and an overriding royalty interest in four wells located in Wyoming. The segment recorded $104,000 in revenues for the first nine months of 2009 compared to $98,000 for the same period in 2008. Production and prices to the segment’s interest for the first three quarters of 2009 reflected decreases of 3% and 28%, respectively, when compared to the same period in 2008, resulting in a decrease of $33,000 in revenue from production. However, the segment recorded $39,000 in revenues for operating the wells owned by the Dilworth entity in which we have an interest. Operating costs totaled $36,000 and $27,000 for the first nine months of 2009 and 2008, respectively. As a result, the segment contributed $57,000 of operating profit for the first three quarters of 2009 compared to $60,000 for the same period in the prior year.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment. These activities generated operating losses of $928,000 for the first nine months of 2009 as compared to $749,000 in the same period of 2008. The $179,000 increase in operating losses was due primarily to a reduction of $129,000 in the amount of parent company expenses allocated to other segments or entities for which the parent performed services. We had been charging $15,000 per month to the discontinued China Segment and this practice was stopped at the end of 2008 when our interest in the partnership owning the fertilizer manufacturing plant in China was sold. Professional fees were $102,000 higher in the first three quarters of 2009 compared to the same period in 2008. These increased expenses were partially offset by decreases of $29,000 and $5,000 in compensation and related costs and insurance expenses. Minor decreases in other expense account classifications accounted for the remainder of the net decrease.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first nine months of 2009 increased $237,000 to $916,000 from $679,000 for the 2008 nine months. The primary reasons for the increase are the reduction in allocated expenses (discussed above in “Other corporate activities”) which accounted for $129,000 of the increase and increases in professional fees of $102,000 when comparing the first nine months of 2009 to the same period in 2008. See “Other corporate activities” discussion above.

Depreciation, depletion and amortization expenses

DD&A expense decreased $58,000 from $111,000 for the nine months ended September 30, 2008 to $53,000 for the same period in 2009. Amortization expenses decreased $62,000 for the first nine months of 2009 compared to the same period in 2008. In the fourth quarter of 2008, we had written off $51,000 of capitalized costs associated with its debt to third parties. The effect of this action was to reduce monthly amortization costs by about $6,000 per month for the first nine months of 2009 compared to the first nine months of 2008. Additionally, the sale of the remaining 65% of our interest in the McElmo Dome field reduced depreciation expense by $14,000 when comparing the first three quarters of 2009 with the same period in 2008. Depreciation for the Coal Segment was up $13,000 for the nine months ended September 30, 2009 compared to 2008.

Other income and expense

The other income and expense for the first nine months of 2009 netted to earnings of $4,841,000 compared to $2,720,000 for the same period in 2008. Interest income increased to $14,000 for the first three quarters of 2009 compared to $8,000 for the first nine months of 2008. Interest expense for the first nine months of 2009 was $231,000 compared to $572,000 for the same period in 2008. Receipt of the funds from the sale of 35% of our interest in McElmo Dome allowed us to pay down some of our outstanding debt in February of 2008. We converted $3,651,000 of our debt to our common stock in the third and fourth quarters of 2008. The funds received in April and May of 2009 from the sale of the remaining 65% of our interest in McElmo Dome resulted in a gain of $4,888,000 and allowed us to pay down another $1,414,000 in debt. The sale resulted in a gain on sale of assets totaling $4,888,000 for the first nine months of 2009 compared to a gain of $3,338,000 for the same period in 2008. Our equity in earnings of unconsolidated affiliates reflected a net loss of $611,000 for the first nine months of 2009 compared to $54,000 for the same period in 2008. We recognized $498,000 and $60,000 in losses associated with our investment in a start-up mining project in Alaska for the nine-month periods ended September 30, 2009 and 2008, respectively. We also recorded a $149,000 impairment of this investment in the 2009 with no comparable impairment in the prior year quarter. This impairment reduces our investment in the project to our share of the remaining equity in the project. Our investment in the Dilworth Field resulted in losses totaling $21,000 for the first nine months of 2009 compared to none for the same period in 2008. Additionally, we recognized $11,000 and $6,000 in income during the nine-month periods ended September 30, 2009 and 2008, respectively, as a result of distributions from another investment related to the marketing of a portion of the McElmo Dome production taken in kind. The distribution in the third quarter of 2009 represented the final adjustments for the period we held the investment before its sale in April of 2009. Finally, in June of 2009, we received $832,000 in proceeds as starpay’s share of the VISA litigation settlement. We distributed $7,000 of this settlement to the other three partners in starpay according to the terms of the partnership agreement. There was no such recovery in the first nine months of 2008.

Income taxes

The Company recorded provisions of $27,000 and $25,000 for federal alternative minimum taxes for the nine-month periods ended September 30, 2009 and 2008, respectively.

Discontinued operations

Our financial results included a loss of $723,000 from our discontinued operations for the first nine months of 2008 compared to none for the same period in 2009, as a result of the discontinuance of three of our segments. We made the decision to discontinue the China Segment during the fourth quarter of 2007. The losses attributable to this segment amounted to $721,000 for the first nine months of 2008 and less than $1,000 for the same period in 2009. Losses from the discontinued iodine manufacturing operation amounted to $2,000 for both the first three quarters of 2008 and 2009. We recorded earnings from our discontinued interstate travel facilities businesses of $2,000 for the first nine months of 2009 compared to none for the same period in 2008 as we recovered a portion of assets previously expensed. As of September 30, 2009, assets of discontinued operations held for resale totaled $20,000 and liabilities of discontinued operations totaled

$51,000. We believe that all of the assets of the discontinued segments have been written down to their realizable value. We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2009, we had total debt of $2,444,000. This debt had fixed interest rates; therefore, our interest expense and operating results would not be affected by an increase in market interest rates for this portion of the debt. At September 30, 2009, a 10% increase in market interest rates would have reduced the fair value of our debt by $27,000.

We have no other market risk sensitive instruments.

Item 4.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. We believe our consolidated financial statements included in this Form 10Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

Visa Litigation.

In May of 2003 our 71%-owned subsidiary, starpay.com, l.l.c., along with VIMachine, Inc. filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L). As of June 1, 2009 the parties agreed to settle the Case. An Agreement executed by the parties was to have become effective when the Stipulated Order of Dismissal had been filed with the Court. As of July 17, 2009 the Order had not been filed. The Company felt that further delays in filing a Form 8-K reflecting execution of the Agreement and receipt of the Settlement funds would not be appropriate, and accordingly filed an 8-K reflecting such items on that date. We received $832,000 as our share of the Settlement and distributed $7,000 thereof to starpay’s partners. Accordingly, this matter is now closed.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Default Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Commencing on June 1, 2009, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders.

(a)	The annual meeting was held on July 9, 2009.

(b)	The business of the meeting included the election of Allan R. Hallock to serve as director for a three-year term or until his successor has been elected and qualified.

To date the preferred stockholder has not elected to fill the vacancy created by the resignation of Michael E. Carr who resigned effective February 1, 2002.

It was determined that the following persons continue to serve as directors for terms expiring on the dates indicated or until their successors have been elected and qualified.

Harlon E. Martin (2010)	W. M. Beard (2011)	Allan R. Hallock (2012)	Herb Mee, Jr. (2010)

The table below sets forth the voting for election of directors:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Allan R. Hallock	9,192,477	-0-	5,589	-0-	1,010,709
(3-yr term exp. 2012)

(c) At the meeting the stockholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2009. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
9,197,686	134	246	1,010,709

Item 5.  Other Information.

Although our Bylaws do not contain a provision regarding how vacancies should be filled, Section 1028 of the Oklahoma General Corporation Act provides that in the absence of such a provision, the vacancy shall be filled by the Board of Directors. The death of Mr. Ford C. Price who passed away on April 9, 2009 created a vacancy. On August 17, 2009 the Board elected Scott Brown and Donald L. Dillingham to serve as Directors, increasing the number of Directors to six. On August 31, 2009 the Board of Directors elected Mark Bronson to serve as a Director, increasing the number of Directors to seven. All three of the new Directors will serve on the Company’s Audit, Compensation and Nominating/Corporate Governance Committees.

Item 6.  Exhibits.

(a)	The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

3.(I)

Certificate of Amendment to the Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on November 2, 2009.  (This amendment has been filed in the Registrant's Form 8-K filed November 2, 2009 and same is incorporated herein by reference.)

3.(II)	Amendment to Registrant's By-laws effective as of September 8, 2009.
10	Material Contracts:
10.1	Form of Incentive Stock Option Agreement under Registrant’s 2006 Stock Option Plan.
10.2	Form of Nonqualified Stock Option Agreement under Registrant’s 2006 Stock Option Plan.
31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certifications:
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

_______

* Compensatory plans or arrangements.

The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to The Beard Company, Harvey Parkway, Suite 400, 301 N.W. 63rd Street, Oklahoma City, Oklahoma 73116.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEARD COMPANY
(Registrant)

(Date) November 23, 2009	/s/ Herb Mee, Jr.
Herb Mee, Jr., President and Chief Financial Officer

(Date) November 23, 2009	/s/ Jack A. Martine
Jack A. Martine, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.(I)	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on November 2, 2009.	Incorporated herein by reference
3.(II)	Amendment to Registrant’s By-Laws effective as of September 8, 2009.	Filed herewith electronically
10.1	Form of Incentive Stock Option Agreement under Registrant’s 2006 Stock Option Plan	Filed herewith electronically
10.2	Form of Nonqualified Stock Option Agreement under Registrant’s 2006 Stock Option Plan.	Filed herewith electronically
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically