Form 10-K/A
period 2008-12-31
BEARD CO /OK
filed 2010-01-15
CIK 909992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Harvey Parkway 301 N. W. 63rd Street, Suite 400 Oklahoma City, Oklahoma 73116
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

The number of shares outstanding of the registrant's common stock as of March 31, 2009 was

Common Stock $.0006665 par value – 9,912,457.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

THE BEARD COMPANY

FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A of The Beard Company (the “Company”) for the year ended December 31, 2008 is to respond to comments received from the Securities and Exchange Commission in their letter to the Company dated November 20, 2009. Specifically, the Company is amending its disclosure to include paragraph 4(b) in Exhibits 31.1 and 31.2 regarding the design of the Company’s internal control over financial reporting. All other information and disclosures in the original filing remain the same.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEARD COMPANY
(Registrant)

Date: January 15, 2010	By:	/s/ Herb Mee, Jr.
Herb Mee, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature		Title	Date

By:	/s/ W. M. Beard	Chief Executive Officer	January 15, 2010
W. M. Beard

By:	/s/ Herb Mee, Jr.	President and Chief Financial Officer	January 15, 2010
Herb Mee, Jr.

By:	/s/ Jack A. Martine	Controller and Chief Accounting Officer	January 15, 2010
Jack A. Martine

By:	/s/ W. M. Beard	Chairman of the Board	January 15, 2010
W. M. Beard

By:	/s/ Herb Mee, Jr.	Director	January 15, 2010
Herb Mee, Jr.

By:	/s/ Allan R. Hallock	Director	January 15, 2010
Allan R. Hallock

By:	/s/ Harlon E. Martin, Jr.	Director	January 14, 2010
Harlon E. Martin, Jr.

By:	/s/ Donald L. Dillingham	Director	January 14, 2010
Donald L. Dillingham

By:	/s/ Mark Bronson	Director	January 14, 2010
Mark Bronson

By:	/s/ Scott Brown	Director	January 15, 2010
Scott Brown

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

4