Form 10-K/A
period 2008-12-31
BEARD CO /OK
filed 2010-02-05
CIK 909992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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
Common Stock, $.0006665 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes o    No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o  No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.  Yes x    No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o   No x

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

THE BEARD COMPANY
FORM 10-K/A
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

Explanatory Note
SIGNATURES
          Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A of The Beard Company (the “Company”) for the year ended December 31, 2008 is to respond to comments received from the Securities and Exchange Commission in their letter to the Company dated January 28, 2010.  Specifically, the Company is amending its disclosure to include paragraph 4(b) in Exhibits 31.1 and 31.2 regarding the design of the Company’s internal control over financial reporting.  All other information and disclosures in the original filing remain the same.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEARD COMPANY
(Registrant)

Date: February 4, 2010	By:	/s/ Herb Mee, Jr
Herb Mee, Jr
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ W. M. Beard	Chief Executive Officer	February 4, 2010
W.M. Beard

/s/Herb Mee, Jr	President and Chief Financial Officer	February 4, 2010
Herb Mee, Jr

/s/Jack A. Martine	Controller and Chief Accounting Officer	February 4, 2010
Jack A. Martine

/s/W. M. Beard	Chairman of the Board	February 4, 2010
W. M. Beard

/s/Herb Mee, Jr.	Director	February 4, 2010
Herb Mee, Jr.

/s/ /Harlon E. Martin, Jr.	Director	February 4, 2010
/Harlon E. Martin, Jr.

/s/ Donald L. Dillingham	Director	February 4, 2010
Donald L. Dillingham

/s/ Mark Bronson	Director	February 4, 2010
Mark Bronson

/s/ Scott Brown	Director	February 4, 2010
Scott Brown

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

Exhibit 31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically

Exhibit 31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith electronically