Form 10-K
period 2009-12-31
BEARD CO /OK
filed 2010-04-15
CIK 909992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00033325 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.  Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last sale price of registrant’s common stock on the OTC Bulletin Board as of the close of business on June 30, 2009, was $18,269,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was
Common Stock $.00033325 par value – 19,971,622.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference as to Part III, Items 10, 11, 12, 13 and 14.

THE BEARD COMPANY
FORM 10-K
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

PART I

Item 1.  Business.

(a)  General development of business.

Organization.  Registrant was organized as an Oklahoma corporation in 1974.  Its two principal subsidiaries are Beard Oil Company (“BOC”), organized as a Delaware corporation in 1986, and Beard Technologies, Inc. (“BTI”), organized in 1990 as an Oklahoma corporation.

Disposition of Assets and Material Changes in Mode of Conducting Business.  During 2009 two material changes occurred in our mode of conducting business:  (i) we disposed of our remaining interest in the McElmo Dome CO2 Field in Colorado (see “CARBON DIOXIDE OPERATIONS”), which accounted for more than 99% of the CO2 Segment’s reserves and production and for 91% of revenues and 98% of the profits of our two profitable segments in 2008, and (ii) we finally settled the Visa litigation (see (“e-COMMERCE ACTIVITIES” and “Item 3. Legal Proceedings”) and the e-Commerce Segment ceased all efforts to pursue its proprietary internet payment methods and technologies with the exception of its Voucher Patent which generates a small annual royalty.  As a result, beginning in 2010, our small remaining CO2 and license fee revenues and expenses will be reflected as “other revenues” and “other expenses” and our CO2 activities and e-Commerce activities will no longer be reflected as segments.

As a result of the above changes and the significant improvement in our liquidity and working capital (see a more detailed disclosure under “MD&A - Liquidity and capital resources –“Liquidity”, “Improvement in Working Capital” and “Change in Business Strategy”) positioned us to make investments in three areas which we believe have the potential for much greater returns on investment than we considered to be available in the carbon dioxide business.

General.  Prior to October, 1993, The Beard Company (“Beard” or the “Company”), was primarily an oil and gas exploration company.  During the late 1960’s we made the decision to diversify.  In 1968 we started a hazardous waste management company, USPCI, Inc. (“USPCI”), which was partially spun off to shareholders in 1984.  USPCI subsequently listed on the New York Stock Exchange in 1986.  It was acquired by Union Pacific Corporation in 1987-1988 for $396 million ($111 million to BOC for its residual 28% interest, of which $60 million was distributed to shareholders).

Our operating activities are now comprised of four segments:

•	The oil and gas (“Oil & Gas”) Segment, which is in the business of producing oil and gas.
•	The coal reclamation (“Coal”) Segment, which is in the business of operating coal fines reclamation facilities in the U.S.;
•	The carbon dioxide (“CO2”) Segment, which has profitably produced CO2 gas since the early 1980’s;
•
The e-Commerce (“e-Commerce”) Segment, which was attempting to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods and technologies prior to the Visa settlement in June of 2009.

We are also conducting minerals exploration and development through our investment in Geohedral LLC, a 25.68%-owned partnership organized in 2006 to explore for hard minerals in Alaska.

Net Operating Loss Carryforwards.  We have approximately $2.9 million of unused net operating losses ("NOL's") available for carryforward which expire in 2021 through 2027, plus approximately $3.45 million in tax depletion carryforwards. These carryforwards may be limited if we undergo a significant ownership change.

Effect of Recent Operations on Liquidity.  Sustaining the operating activities of our unprofitable Coal and e-Commerce Segments, plus our parent company overhead, resulted in a serious outflow of cash during 2009.  The sale of short-term notes and warrants during the first quarter of the year enabled us to manage our cash shortfall until the sale of our remaining interest in McElmo Dome and the subsequent settlement of the Visa litigation generated sufficient cash to satisfy our needs.  The short-term notes were subsequently retired utilizing a portion of the proceeds from the McElmo Dome sale.  In addition, we retired the remaining $440,000 of our convertible notes that had not previously been converted into common stock and our loan facility with a local bank.  We paid $279,000 on the principal amount plus the accrued interest of $22,500 on the loan from The William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”), and negotiated a one year extension on the note and loan agreement.  We were able to obtain a release on all collateral held by the parent company’s lenders, including the collateral held by the Unitrust. Although we had held preliminary discussions with our local bank about setting up a new loan facility, we determined that we had no need for such a facility at the time.

The steps we took in 2008 and 2009 (see a more detailed disclosure under: MD&A – Liquidity and capital resources---“Improvement in Working Capital” and “Change in Business Strategy”) significantly improved our liquidity and positioned us to make investments in three areas which we believe have the potential for much greater returns on investment than we considered to be available in the carbon dioxide business.

As a result of our improved liquidity we determined to focus our efforts on Oil & Gas, Coal, and minerals exploration and development through our Geohedral investment.  Accordingly, we have taken the following steps to develop our business:

•
Invested $760,000 in Beard Dilworth, LLC (“BDLLC”) which raised another $1,025,000 from additional partners and positioned it to purchase the Dilworth Field.  BDLLC then brought in working interest partners who have invested an additional $5,275,000 to finance the development of the field.

•	Increased our investment in Geohedral by an additional $1,040,000 in 2009, and as a result, increased our ownership in this partnership from 23.16% to 25.68%.
•	Provided the necessary funding to support BTI’s overhead requirements as it continued to pursue the various projects which it has under development.

We believe that all three of these investments (Dilworth, Geohedral, and the projects under development in the Coal Segment) hold considerable upside potential and that by making such investments we have positioned the Company for meaningful operating profits beginning next year as opposed to the operating losses we have generated in recent years.

Unless the context otherwise requires, references to us herein include our consolidated subsidiaries.

Additional Details

Details concerning projects currently under development by the Coal Segment are contained elsewhere in this Report.  (See “Item 1. Business.  (c) Narrative description of operating segments.  COAL RECLAMATION ACTIVITIES - Projects Under Development” for additional details).

CONTINUING OPERATIONS

Oil and Gas Operations.  Our oil and gas activities comprise the Oil & Gas Segment, consisting of the production of oil and gas which is conducted through BOC.  Through our 40.58%-ownership of Beard Dilworth, LLC (“BDLLC”), which we formed in early 2009 to acquire the Dilworth Field in Oklahoma, we own a 10% interest before payout and a 14% interest after payout in the field. (See “INVESTMENTS---Beard Dilworth, LLC”).  We also own non-operated working interests or overriding royalty interests in producing wells in Colorado and Wyoming, and hold undeveloped oil and gas leases in such states and in Mississippi.

Coal Reclamation Activities.  Our coal reclamation activities, which are conducted by Beard Technologies, Inc. (“BTI”), comprise the Coal Segment.  BTI is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.

Carbon Dioxide Operations.  Our carbon dioxide activities comprise the CO2 Segment, consisting of the production of CO2 gas which is conducted through Beard.  In early 2009 we sold our remaining interest in the McElmo Dome Field in Colorado.  Following the sale our only remaining interest consists of a small non-operated working and overriding royalty interest in a producing CO2 gas unit in Wyoming.

e-Commerce.  Our e-Commerce activities, which have been conducted by starpay.com™, l.l.c. (“starpay”) and its parent, Advanced Internet Technologies, L.L.C. (“AIT”), comprise the e-Commerce Segment.  starpay’s focus has centered on (i) developing licensing agreements and other fee based arrangements with companies implementing technology in conflict with its intellectual property, and (ii) bringing its litigation against Visa to a successful conclusion.

(b)  Financial information about industry segments.

Financial information about industry segments is contained in the Statements of Operations and Note 15 of Notes to the Company's Financial Statements.  See Part II, Item 8---Financial Statements and Supplementary Data.

(c)  Narrative description of operating segments.

We currently have four operating segments: Oil & Gas, Coal, CO2, and e-Commerce.  All of such activities, with the exception of our CO2 gas production activities, are conducted through subsidiaries.  We, through our corporate staff, perform management, financial, consultative, administrative and other services for our subsidiaries.

OIL AND GAS OPERATIONS

The activities of the Oil and Gas Segment are conducted through our wholly-owned subsidiary, BOC, and our investment in 40.58%-owned Beard Dilworth, LLC (“BDLLC”), a limited liability company organized in Oklahoma in 2009. (See “INVESTMENTS---Beard Dilworth, LLC”). BOC is engaged in exploration for, development, production and sale of oil and gas.  BOC was incorporated in Delaware in 1986 and is the successor to the original Beard Oil Company which was incorporated in Delaware in 1969 as the successor to the oil and gas business originally founded by a Beard family member in 1921.

Exploration Practices and Policy.  Prior to BDLLC’s purchase of the Dilworth Field in Oklahoma (see below), BOC’s principal exploratory approach in recent years had been to acquire oil and gas leases from the U. S. government and various state governments on a “non-competitive” basis. and then to encourage other operators to drill on or in close proximity to our acreage by supporting their exploratory wells with acreage contributions.  With the exception of one 80-acre tract adjacent to the Dilworth Field (the “Field”), all of the undeveloped acreage we hold is under such governmental leases.  BOC has also entered into arrangements with major and independent operators who make certain exploratory commitments relative to our acreage for an interest in one or more of our leaseholds while we retain some form of reversionary working interest or overriding royalty interest and may also retain the right to participate in the drilling of development wells.

In April of 2009 BDLLC acquired the Field where BOC is finalizing the installation of a major waterflood which began producing in late December of 2009.  The Field is expected to generate a significant amount of revenue and net income to us beginning in 2010, and will be the major focus of our operating activities in 2010 and 2011.  As a result of the dissolution of BDLLC at the close of business on December 31, 2009, the Field is also expected to be the principal source of our revenues for the near term.

Although BOC is still acquiring, from time to time, oil and gas leases from the U. S. government and various state governments on a “non-competitive” basis, such acquisitions are no longer the principal thrust of our exploratory approach, and such acquisitions and our holdings of undeveloped acreage have ceased to be relevant or material to our oil and gas operations.

From time to time BOC also sells an interest in its undeveloped acreage and retains an overriding royalty.  Such sale is commonly known as a “sublease”.  In fiscal years 2009 and 2008, there were no revenues from sublease activities.

Sandy Lake Field.  In 2004 BOC entered into a farmout agreement with Vista Resources (“Vista”) covering a 640-acre tract in Yuma County, Colorado.  Vista drilled eight wells in the Niobrara Formation on the farmout lands in which  BOC has a 22.5% working interest (19.6875% net revenue interest).  All eight of the wells were completed as gas producers in the Niobrara Formation at a depth of approximately 2,800 feet.  Our share of the production from these wells totaled $87,000 and $95,000 in 2009 and 2008, respectively.

Big Porcupine Field.  BOC also has a 4.5% overriding royalty interest in 12 wells which produce coal bed methane gas from the Mesaverde Formation from a 317-acre tract in Campbell County, Wyoming.  The wells were drilled by Peabody Natural Gas, LLC on a lease BOC sold to them in 2000 on which BOC retained an overriding royalty interest.  Our share of production from these wells totaled less than $1,000 and $8,000 in 2009 and 2008, respectively.  According to the operator the wells have been shut-in since January or February of 2009 and are not likely to be re-opened.

Due to the limited pipeline capacity in the Rocky Mountain area, the price we have received for the gas we have sold to date has been lower than normally received in other areas of the U.S.

In addition to the acreage we own in the above fields, BOC owns undeveloped leases covering 41 acres in Colorado, 4,510 acres in Mississippi and 2,945 acres in Wyoming, a total of 7,496 acres.

Principal Products and Services.  The principal products produced by our Oil & Gas Segment are oil and gas which accounted for the following percentage of total consolidated revenues from continuing operations for each of the last two fiscal years:

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/09	29.7%
12/31/08	7.2%

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

Working Capital Items.  The Oil & Gas Segment does not carry significant amounts of inventory nor does it provide extended payment terms to its customers.  Prior to the dissolution of BDLLC at year-end 2009, the segment’s working capital was considered adequate to conduct its operations, since its modus operandi had been to let third parties pay for all of the costs of the wells in which it participates unless proven locations are involved and borrowings can be arranged to finance such drilling operations. Beginning in 2010 BOC will be carrying larger accounts receivable and will require more working capital in view of its activities in the Dilworth Field.  (See “INVESTMENTS---Beard Dilworth, LLC”).

Dependence of the Segment on a Single Customer.  The Oil & Gas Segment did not have any customers which accounted for 10% or more of Registrant’s consolidated revenues during the last two years.  Accordingly, the loss of a single customer would not have a material adverse effect on us and our subsidiaries taken as a whole.

Market Conditions.  Oil and gas production generally is sold at the wellhead to various pipeline companies.  Market demand (and the resulting prices received for crude oil and natural gas) can be affected by weather conditions, economic conditions, import quotas, the availability and cost of alternative fuels, and the proximity to, and capacity of, natural gas pipelines and other systems of transportation.

Prior to the dissolution of BDLLC, ((See “INVESTMENTS---Beard Dilworth, LLC”), the Oil & Gas Segment (ignoring its interest in BDLLC) had no oil production.  Our natural gas production was being sold on a “spot” basis to the only pipeline markets available in the two fields in which our other properties are located.  And, since both of our other properties were non-operated, we had no control over the price we were receiving.  The price we received in Colorado ranged from $3.51 to $4.76 per Mcf in 2009, and from $3.66 to $6.24 per Mcf in 2008;  in Wyoming the price we received ranged from $1.41 to $1.73 per Mcf in 2009, and from $1.09 to $4.62 per Mcf in 2008.

Regulation.  We are subject to extensive federal, state and local laws and regulations that affect our oil and gas operations including, among other things, state regulation of production, and federal regulation of oil and/or gas sold in interstate and intrastate commerce, all of which factors are beyond our control.

♦  Effect of Compliance with Environmental Regulations on Capital Expenditures.  We are subject to extensive federal, state and local laws and regulations governing the protection of the environment.  These laws and regulations may, among other things:
▪  require the acquisition of various permits before drilling or production commences;
▪  require the installation of expensive pollution control equipment;
▪  require safety-related procedures and personal protective equipment to be used during operations;
▪  restrict the types, quantities and concentrations of various substances that can be released into the environment;

▪  suspend, limit, prohibit or require approval before construction, drilling and other activities; and require remedial measures to mitigate pollution from historical and ongoing operations, such as the closure of pits and plugging and abandonment of wells.

Governmental authorities have the power to enforce compliance with these laws and regulations, as well as other laws and regulations that may be adopted in the future.  We estimate that the cost of compliance by BOC in 2008 and 2009 required capital expenditures of less than $10,000, and that our share of the cost of compliance within BDLLC required capital expenditures of approximately $170,000 in 2009.

♦  Effect of Compliance with Environmental Regulations on Insurance Costs. In order to mitigate our environmental exposure, we carry sudden and accidental pollution coverage under our general liability insurance policy which covers us and all working interest owners.  We also carry underground resources coverage in connection with any properties we operate.

Competition.  We encounter competition from other independent operators and from major oil and gas companies in acquiring properties suitable for exploration.  Virtually all of these competitors have financial resources and staffs substantially larger then ours.  Our ability to discover reserves in the future depends in part on our ability to select suitable prospects for future exploration.  Because of our cash constraints our ability to develop new reserves in the near term will likely be limited to projects that we can successfully promote and for which we can raise the necessary financing.

COAL RECLAMATION ACTIVITIES

Background of Beard Technologies, Inc.  In early 1990 we acquired more than 80% of Energy International Corporation (“EI”), a research and development firm specializing in coal-related technologies.  We sold EI in 1994, retaining certain assets which we contributed to a wholly-owned subsidiary, BTI.

The MCN Projects.  Beginning in April of 1998, BTI operated six pond recovery/Section 29 briquetting projects for a subsidiary of MCN Energy Group, Inc. (“MCN”).  At the time this made BTI, to the best of our knowledge, the largest operator of coal recovery plants in the world. MCN became concerned that the plants might not qualify for the Section 29 tax credits that were critical to the economics of the plants, and took a special charge of $133,782,000 at year-end 1998 to completely write off the projects.  In January of 1999 MCN terminated the contracts with BTI.  This had a severe negative impact on BTI’s subsequent income and cash flow.  The contracts later qualified for the tax credits.

Effect of Natural Gas Prices on Coal Demand. The increase in natural gas prices from 2004 to 2007 had a major impact upon the electric power generating industry which began to focus on building new generating capacity utilizing coal-fired rather than gas-fired plants.  Gas prices have declined in recent months in view of the slowdown in the world economy; oil prices have recently moved up.  Nonetheless, the price of coal when compared to the price of gas on a Btu basis remains attractive.  It appears that coal, which accounts for over 50% of the nation’s power generating capacity, will remain the principal fuel source for electric power production in the United States for a number of years.

The recent decline in gas prices has caused a corresponding slackening of demand for most coal products.  However, there is increasing pressure from the “green” movement for regulatory agencies to more quickly reclaim or re-mine abandoned slurry impoundments.  This has sparked renewed interest among pond owners and coal operators to move forward with pond recovery projects.  Many of these recovery projects had been sitting on the back burner for a number of years because of marginal coal prices and stagnant demand.

We believe this is an ideal set of circumstances for BTI, which in recent years has been totally focused on pond recovery.  During the last 10 years, BTI has called on numerous coal producers and utilities, particularly those having ponds which it believes have large reserves of recoverable coal fines.  We have a great deal of expertise in the complicated business of coal pond recovery.  We believe that we are one of the two industry leaders and that most coal operators contact us first when they are interested in having a pond recovered.

Recent Activities; Projects Under Development.  BTI devoted all of its efforts in 2009 to project development.  Currently, it has several projects under development, most of which are located in the Central Appalachian Coal Basin.  It also has a number of other projects in the pipeline for follow up once these projects have come to a resolution.  Because all of the projects under development are subject to obtaining the necessary financing, we cannot assure you that any of them will proceed.

Improved Drilling and Lab Capabilities.  BTI has made substantial investments to improve its slurry pond core drilling equipment and its fine coal laboratory analytical services capabilities.  In addition to supporting its own pond recovery project evaluations, BTI now offers state of the art drilling and analytical services to commercial clients who are independently investigating their own projects.

Principal Products and Services.  The principal services supplied by our Coal Segment are:

▪  Slurry pond drilling services:
♦ BTI personnel have perfected their Vibracore technique using a unique all-terrain, amphibious drill rig that can reach even the hardest-to-reach areas of impoundments.
♦ Experience with its own pond recovery operations has given BTI a vast knowledge of slurry deposition patterns, enabling it to design a drilling program best suited to a pond’s characteristics.
♦  Provide mapping/location and drill logs of the Vibracore samples.
▪  Laboratory services:
♦ Utilizes its in-house, world-class fine coal laboratory that employs state-of-the-art equipment to evaluate washability, flotation, and particle size analysis.
♦ Perform reserve evaluation for pond recovery projects.
♦ Perform quality control testing for active recovery operations.
▪ Pond recovery project design and evaluation. BTI has been involved in the slurry pond recovery industry since its infancy in the early 1990’s. BTI’s expertise includes:
♦ Technical and economic impoundment evaluations.
♦ Slurry pond mining plans.
♦ Recovery plant design and construction.
♦ Pond recovery operations as Owner/Operator or as Contractor.

Sources and Availability of Raw Materials. There are numerous coal impoundments scattered throughout the eastern third of the U.S. which contain sizeable reserves of coal fines which we believe can be recovered on an economic basis while at the same time solving an environmental problem.

Dependence of the Segment on a Single Customer.  The Coal Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last two years.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/09	7.6%
12/31/08	1.5%

We are unable to predict whether we will become dependent on a single customer in the future until the additional projects under development by the segment are negotiated and finalized.

Facilities.  In October and November of 2008. BTI moved its office and laboratory facilities to facilities which it purchased and subsequently remodeled.  The facilities are situated on a 13.82 acre parcel of land near Somerset, Pennsylvania, and include the following:
•
“A” frame, two and one half story house with an attached two car garage and apartment; currently being used as office facilities with a reception area, kitchen, copy room, conference area, engineering and file / storage area.

•
Seven (7) bay garage with rough dimension of 110’ X 40’ X 16’ high with an attached garage / barn at 40’ X 80’ X 12’ high.  The garage / barn area has been converted into the coal laboratory, two of the seven bays are being used to store laboratory equipment, tools and the sampling truck, trailer and Argo sampling rig.  Future plans are to convert the seven bay area into a two-story office/laboratory facility for BTI.

The property meets BTI’s needs for its current operations, has sufficient building area to expand the future office facilities if required, and also has ample additional property to install other facilities that may be required.  If the existing property should be found of inadequate size for future expansion, additional property is available and adjacent to the present property.

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

CARBON DIOXIDE OPERATIONS

General.  Our carbon dioxide (CO2) gas operations are conducted by the parent company which, prior to March of 2009, owned working and overriding royalty interests in two CO2 gas producing units.

Carbon Dioxide (CO2) Properties

McElmo Dome.  The McElmo Dome field in Dolores and Montezuma Counties in western Colorado is a 240,000-acre unit which produces CO2 gas.

At the beginning of 2008 we owned a 0.53814206% working interest (0.4526611% net revenue interest) and an overriding royalty interest equivalent to a 0.0920289% net revenue interest in the Unit, giving us a total 0.5446900% net revenue interest.  Effective February 1, 2008 we sold 35% of our ownership interests to third parties, reducing our  working interest in the Unit to approximately 0.34979234% (0.2942297% net revenue interest) and an overriding royalty interest equivalent to approximately a 0.0598188% net revenue interest, giving us a total of approximately a 0.3540485% net revenue interest in the Unit.  Such interests reflected our Unit interest excluding any participation in the Goodman Point expansion.  (See note (2) to the accompanying financial statements:  “Additional Details - McElmo Dome Sale”).

Deliveries of CO2 gas are transported through a 502-mile, 30-inch diameter pipeline to the Permian Basin in West Texas where such gas is utilized primarily for injection into mature oil fields.  Kinder Morgan CO2 Company, L.P. (“KM”) serves as operator of the unit.  There are 54 producing wells, ranging from 7,634 feet to 8,026 feet in depth, that produce from the Leadville formation.  The wells produced a combined total of 972 million cubic feet per day in 2006.  McElmo Dome is believed to be the largest producing CO2 field in the world.  The Four Corners Geological Society in 1983 estimated that the field contained 17 trillion cubic feet (“TCF”) of CO2.  The gas is approximately 98% CO2.  The field underwent a $100,000,000 expansion in 2008-2009, known as the Goodman Point Expansion, in which we elected not to participate.

In 2009, we sold 264,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $1.11 per Mcf.  In 2008, we sold 867,000 Mcf (thousand cubic feet) attributable to our working and overriding royalty interests at an average price of $1.55 per Mcf.

CO2 production from the field averaged 980 million cubic feet per day in  2008. We were advised by the operator that at year-end 2008 the field was capable of producing approximately 1.1 billion cubic feet per day.  As a result of the McElmo Dome sale, no production information was available to us at year-end 2009.

KM estimated that there were 9.0 TCF of remaining reserves at year-end 2006.  The field produced 0.707 TCF in 2007 and 2008, leaving an estimated 8.3 TCF of remaining reserves at year-end 2008 (29 BCF to our net interest), based upon KM’s estimate of reserves (latest information available to us).

At December 31, 2008, our interest in the McElmo Dome Field was subject to deed of trust liens in the amount of approximately (i) $1,000,000* in favor of a local bank, (ii) $390,000 in favor of a holder of our 2009 Notes and (iii) $2,250,000 in favor of a related party.  Such liens were released when we sold our remaining interest in the Field in 2009.
_______
        *Reflects the maximum amount available under the line of credit.  Borrowings totaled $800,000 at December 31, 2008.

Sales of Our Interest in the Field.  In March of 2008 we closed on the sale of 35% of our interest in McElmo Dome for $3,500,000.  On April 14, 2009, we entered into an agreement to sell our remaining interest in the field for $5,200,000.  We received a $1,300,000 down payment upon execution of the agreement and received the $3,737,000 balance (after certain adjustments) of the consideration on May 7, 2009.  The sale was effective March 1, 2009.  (See note (2) to the accompanying financial statements – “Additional Details” and “McElmo Dome Sale” for complete details concerning the two transactions and the use of proceeds therefrom).

Net CO2 Production.  The following table sets forth our net CO2 production from McElmo Dome for each of the last two fiscal years:

Fiscal Year Ended	Net CO2 Production (Mcf)
12/31/09	264,000
12/31/08	867,000

Average Sales Price and Production Cost.  The following table sets forth our average sales price per unit of CO2 produced and the average lifting cost (lease operating expenses and production taxes) per unit of production for the last two fiscal years:

Fiscal Year Ended	Average Sales Price Per Mcf of CO2	Average Lifting Cost Per Mcf of CO2
12/31/09	$1.11	$0.05*
12/31/08	$1.55	$0.19*

*Increase in average lifting costs due primarily to additional severance and ad valorem taxes for 2008.  The properties were sold before ad valorem taxes were paid in 2009.

Market Demand and Competition.  Our principal market for CO2 is for injection into mature oil fields in the Permian Basin.  Our primary competitors for the sale of CO2 include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain CO2 reserves, and Petro-Source Carbon Company, which gathers waste CO2 from natural gas production in the Val Verde Basin of West Texas.  There is no assurance that new CO2 sources will not be discovered or developed, which could compete with us or that new methodologies for enhanced oil recovery will not replace CO2 flooding.

Dependence of the Segment on a Single Customer.  The CO2 Segment accounted for the following percentages of our consolidated revenues from continuing operations for each of the last two years.  Our CO2 revenues are received from two operators who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales.  In 2008, approximately 99% of our revenues from the sale of CO2 gas was derived from KM and Trinity and approximately 1% was derived from Exxon Mobil.  In 2009, approximately 95% of our revenues from the sale of CO2 gas was derived from KM and Trinity and approximately 5% was derived from Exxon Mobil.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/09	62.1%
12/31/08	91.0%

Under the existing operating agreements, so long as any CO2 gas was being produced and sold from the field, we had the right to sell our undivided share of the production to either KM or Exxon Mobil and also had the right to sell such production to other users.  We believed that the loss of either KM, Trinity or Exxon Mobil as a customer would have a material adverse effect on the segment and on us.  Following the sale of our remaining interest in McElmo Dome, the revenues from our remaining CO2 interest in Wyoming (see below) were not material.

Productive Wells.  Our principal CO2 properties are held through our ownership of interests in oil and gas leases which produce CO2 gas.  As of December 31, 2009, we had sold  all of our working and overriding royalty interests in the McElmo Dome Unit in Colorado.  Our sole remaining CO2 interest consists of a small  overriding royalty interest in the Fogarty Creek Field in Wyoming.  Such interest accounted for less than 1% of our CO2 revenue and operating profits in the CO2 Segment in 2008.

Financial Information.  Financial information about our CO2 gas operations is contained in our Financial Statements.  See Part II, Item 8---Financial Statements and Supplementary Data.

e-COMMERCE ACTIVITIES

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

The starpay Technology.  Our secure payment methods and technologies addressed payer and transaction authentication in many forms.  These included, but are not limited to, performing a payer query for authentication and transaction consent verification, as well as, chaining split transactions into an integrated verifiable unique transaction authenticating the user and the transaction attributes in the process.

Other features of starpay’s technology included a patent-pending system that incorporated the innovative use of the ubiquitous compact disc or smart card as a security and transaction-enabling device.  The enabling device, user’s identifier and/or PIN must all be present to enable a payment transaction on the Internet.  This technology was an additional layer of security that might or might not be applied to starpay’s proprietary process flow models.

License Agreement.  In November of 2001 VIMachine, Inc. (“VIMachine”), the owner of U.S. Patent 5,903,878, “Method and Apparatus for Electronic Commerce” (the “VIMachine Patent”) granted to starpay the exclusive marketing rights, with respect to certain clients (the “Clients”) which starpay had identified to VIMachine, for security software and related products and applications.  starpay believed the VIMachine Patent would provide numerous opportunities to generate related licensing agreements in the electronic authentication and payment transaction fields.

In March 2002 starpay’s marketing rights with respect to its Clients were broadened to include the right to litigate on behalf of VIMachine all patent claims in relation to the VIMachine Patent and related foreign applications or patents.  Any settlement and/or judgment resulting from starpay’s prosecution of the VIMachine Patent claims starpay along with VIMachine filed a suit in the U. S. District Court for the Northern District of Texas, Dallas Division was to be shared 50/50 or 25/75 between starpay and VIMachine (depending upon who the infringing party might be) following reimbursement to starpay (from the settlement and/or judgment monies) for litigation related expenses incurred, including defense of any counterclaims.

Visa Litigation.  In May of 2003 against Visa International Service Association and Visa USA, Inc., both d/b/a Visa (Case No. CIV:3-03-CV0976-L).  As of June 1, 2009 the parties agreed to settle the Case.  We received $832,000 as our share of the Settlement and distributed $7,000 thereof to starpay’s partners.  Accordingly, this matter is now closed.  See “Item 3.  Legal Proceedings---Visa Litigation” for additional details.

Issuance of Initial Patent; Exclusive License Agreement.  On April 9, 2002, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,370,514 (the “Voucher Patent”) to starpay on its patent application titled “Method for Marketing and Redeeming Vouchers for use in Online Purchases.”  All claims submitted in this application were allowed.  The Voucher Patent will expire on August 2, 2019.

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

starpay’s Strategy and Current Opportunities.  starpay’s plan had been to develop licensing agreements and other fee based arrangements with companies implementing technology in conflict with our intellectual property. However, its licensing efforts were placed on hold pending the resolution of the Visa litigation.  As a result of the Visa settlement, the e-Commerce Segment ceased all efforts to pursue the development of any proprietary internet payment methods and technologies with the exception of its Voucher Patent which generates a small annual royalty.   (See “Item 3.  Legal Proceedings---Visa Litigation”).

Facilities.  starpay occupies a small portion of the office space occupied by us at our corporate headquarters located in Oklahoma City, Oklahoma.

Market Demand and Competition.  Following the Visa settlement the segment suspended its efforts to market the Voucher Patent, so market demand and competition are no longer relevant.

Dependence of the Segment on a Single Customer.  The e-Commerce Segment accounted for the following percentages of the Company's consolidated revenues from continuing operations for each of the last two years.

Fiscal Year Ended	Percent of Consolidated Revenues from Continuing Operations
12/31/09	0.06%
12/31/08	0.03%

The segment presently has only one customer, a licensee.  However, the licensee has only generated one sublicense and does not appear to be pursuing any others.  We believe that the loss of the segment’s present customer would not have a material adverse effect on the segment since the segment would then be in a position to pursue licenses directly with other parties.  The loss of the present customer would not have a material adverse effect on us.

Financial Information.  Financial information about the e-Commerce Segment is set forth in the Financial Statements.  See Part II, Item 8---Financial Statements and Supplementary Data.

INVESTMENTS

Geohedral LLC.  In 2006, we joined with three other partners in forming Geohedral LLC (“Geohedral”) to stake claims encompassing a series of black sand ridges which Geohedral believes contain significant quantities of magnetite (iron ore) and ilmenite (iron titanium oxide ore), and meaningful quantities of gold, silver and other precious metals (the “BlackSands Area”).  Geohedral raised $3,155,000 in 2008 to pay the cost of staking and filing claims covering approximately 49,000 acres along the shore of the Gulf of Alaska near the town of Yakutat in southern Alaska.  A few of the claims were rejected by the U.S. Forest Service; the balance of the claims, covering approximately 48,000 acres, were approved.

Later that year Geohedral raised an additional $1,640,000. (including $380,000 from us) which covered the cost of drilling 10 core holes ranging in depth from 65 feet to 125 feet (with seven holes in the 95 to 100 foot range) before they had to suspend coring due to adverse weather conditions.  These cores were then assayed by an independent laboratory.

In 2009 Geohedral raised an additional $2,546,700 to stake and file additional claims covering approximately 16,000 acres, and pay the annual rentals due in the fall of 2009.  The new area, known as Tanis Mesa, adjoins the BlackSands Area. We participated fully in this cash call, and also purchased an additional interest, increasing our ownership in Geohedral from 23.16% up to 25.68%.   In 2009 we invested $1,040,000 in the partnership (including $441,000 for the purchased interest).

In the summer of 2009 Geohedral conducted an exploration program, supervised by the independent mining and engineering firm (the “Firm”) retained to supervise the exploration at the Yakutat project, on the Tanis Mesa property.  The program consisted of drilling two core holes and digging five pits for sampling.  The samples were submitted to an independent laboratory for assay testing.  While the preliminary results were encouraging, to date they have not been confirmed by a third party lab.  The fine nature of the mineral content (we are dealing with very fine particles of material) at Tanis Mesa has required us to seek further advice and input from our consultants.

Currently, Geohedral is focused on assay verification of the magnetite and ilmenite as well as the precious metals in the BlackSands Area.  They have already received some positive assay results in support of the qualitative nature of the mineral content encountered in this area.  The lab selection process is being led by the Firm, which has selected a lab they believe is capable of testing for magnetite and ilmenite as well as precious metals.  Geohedral is working diligently with the Firm to arrive at the appropriate strategy needed to verify the potential for this property.

Based upon the price paid for interests in Geohedral in connection with its 2009 cash call, we believe that our interest in the partnership significantly exceeds our carrying cost of $222,000 on December 31, 2009.

Recent Development:
We continue to be optimistic about the potential of the project.  The market appears to be heating up for smaller mining companies holding significant assetsA.
_______
      AReuters release dated 4/11/10 – “BAY STREET - Big miners go shopping for production assets.”

Beard Dilworth, LLC.  In April of 2009 we organized Beard Dilworth, LLC (“BDLLC”), a 40.58%-owned subsidiary, which set out to raise $7,000,000 to fund the purchase and development of the Dilworth Field (the “Field”), which is situated on an anticline on the Nemaha Ridge in Township 28 North, Range 1 East in Kay County, Oklahoma,   BDLLC was able to raise $1,725,000 (including $700,000 from us) during April, which enabled it to purchase the Field at a Sheriff’s Sale on April 17, 2009 for a purchase price of $1,695,000.

The project had been brought to us by the company (the “Promoter”) that had owned the Field when it went into receivership in 2008.  BDLLC took on the project subject to the commitment that (i) $7,000,000 would be raised for the purchase and development of the Field and (ii) that the Promoter would receive a 50% reversionary interest in the Field  after payout (“APO”), defined as the time at which BDLLC and its partners had received a 3.5-to-1 return ($24,500,000) on their investment.  It was also agreed by all parties that BDLLC would receive a 10% reversionary interest in the Field after the 3.5-to-1 payout for raising the $7,000,000.

In July of 2009, we announced that BDLLC had raised an additional $5,275,000 to fund the development of the Field, increasing the amount raised by BDLLC to fund the purchase and development of the Field to the required $7,000,000.  The development funding was provided by RSE Energy, LLC - 80%, True Energy Exploration, LLC - 10%, and Royal Energy, LLC - 10% (collectively referred to as the “Group),” who took their ownership directly as working interests in the Field rather than as partners in BDLLC.  Closing for the development program occurred on June 30, 2009.   The BDLLC investors, who put up $1,725,000 to fund the purchase, and the Group that put up the $5,275,000 to fund the development, will each receive a 3.5-to-1 return before payout (“BPO”).  As of December 31, 2009, BDLLC was dissolved and its former owners (including us) also became working interest owners in the Field.   After payout (“APO”) of the $24,500,000, the former owners of BDLLC will own 9.86% of the Field (including 4.00% owned by us), the Group will own 30.14%, we will have a reversionary interest of 10%*, and the Promoter will have a 50% reversionary interest.
_______
*We will actually own a 10% interest BPO by virtue of our original $700,000 investment in BDLLC, and 14% APO as a result of our 10% reversionary interest plus our 4% APO interest in the Field.

During the last half of 2009, Beard Oil Company (“BOC”), the Field operator, drilled and completed three small bore production wells, two large bore production wells, and one new salt water disposal well (“SWDW”). Two SWDW’s already in place in the Field that were not part of BDLLC’s initial purchase were purchased for $1,000,000   BOC started injecting water into the Arbuckle Formation in late December of 2009.

It has been estimated that the Field has produced more than 70 million barrels of oil since the discovery well in the Field was completed in 1911.  One of the country’s leading engineering firms has estimated that the Field should be capable of producing up to an additional 4.4 million barrels of oil from the Arbuckle Formation (encountered at a depth of approximately 3,500 feet) by utilizing high volume extraction (“HVE”) technology.  The secondary recovery program that is underway is estimated to have a field-wide production potential of several million barrels of oil.  The targeted rate of fluid recovery is approximately 228,000 barrels of fluid per day with an anticipated hydrocarbon yield of 1.1%.

Approximately 93% of the Field infrastructure was in place at year-end 2009, at which point BDLLC was in the first stage of its injection program.  We anticipate reaching the second stage during the second quarter of this year, when we expect to have seven wells producing from the Arbuckle and achieve an average injection rate of 185,000 barrels of fluid per day.  We expect the HVE program will be fully operational by year-end 2010 with nine producing wells and three  SWDW’s, and an anticipated hydrocarbon yield of 1.1%.  As a result of the dissolution of BDLLC at the close of business on December 21, 2009, we own a 10% working interest (W.I.) before payout (BPO) and a 14% W.I. after payout (APO).

Excluding the salt water disposal wells, we own a 10% working interest in 9 wells (0.9 net wells to us) in the HVE program at December 31, 2009.  developed acreage in the field approximated 1,000 gross acres (100 acres net to us).

Our independent reserve engineer, Ivan D. Allred, Jr., estimated that the Field contained proved developed reserves, net to our interest, of approximately 370,000 barrels of oil and 1,500,000 mcf of natural gas at December 31, 2009.  We will incur significant production costs on the HVE program.  The present value of future cash flows at 10% on the Field, net to our interest, approximated $9.5 million at December 31, 2009.

Subsequent Development

In April of 2010, management opted to purchase and install two horizontal pumping systems at a total cost of approximately $550.000 ($55,000 to us) on the newly drilled SWDW to enable it to achieve its projected rate of disposal capacity.  We anticipate the pumps will be operational by June, 2010.

REGULATION

General.  We are subject to extensive regulation by federal, state, local, and foreign governmental authorities.  Our operations in the United States are subject to political developments that we cannot accurately predict.  Adverse political developments and changes in current laws and regulations affecting us could dramatically impact the profitability of our current and intended operations.  More stringent regulations affecting our oil and gas operations and our coal reclamation activities could adversely impact the profitability of such operations and the availability of those projects in the future.

Environmental and Worker Safety Matters.  Federal, state, and local laws concerning the protection of the environment, human health, worker safety, natural resources, and wildlife affect virtually all of our operations, especially our coal reclamation and environmental remediation activities.  These laws affect our profitability and increase the Company’s exposure to third party claims.

It is not possible to reliably estimate the amount or timing of our future expenditures relating to environmental matters because of continually changing laws and regulations, and the nature of our businesses.  We cannot accurately predict the scope of environmental or worker safety legislation or regulations that will be enacted.  Our cost to comply with newly enacted legislation or regulations affecting our business operations may require us to make material expenditures to comply with these laws.  We do not presently include environmental exposures with regard to our coal reclamation activities in our insurance coverage.  Should we become involved with coal reclamation projects having environmental exposure, we believe we will have no difficulty in obtaining environmental coverage adequate to satisfy our probable environmental liabilities.  As of this date, we are not aware of any environmental liability or claim that could reasonably be expected to have a material adverse effect upon our present financial condition.

Both our Oil & Gas activities and our Coal activities expose us to compliance with applicable environmental and worker safety laws and regulations.  (See also:  OIL AND GAS OPERATIONS – “Market Conditions”, “Regulation”, and “Effect of Compliance with Environmental Regulations on Capital Expenditures” and “Pollution Insurance Coverage” and COAL RECLAMATION ACTIVITIES – “Environmental Matters.”

OTHER CORPORATE ACTIVITIES

Other Assets.  During the last 10 years we have disposed of most of the assets related to the operations which we discontinued in 1999, 2001 and 2007.  However, we still have a few remaining assets and investments which we are in the process of liquidating as opportunities materialize.  At year-end 2009 such assets consisted primarily of the residue of an iodine extraction plant and related equipment, drilling rig components and related equipment, wastewater storage tanks and a real estate limited partnership in which we are a limited partner.  All of such assets are reflected on our books for less than their anticipated realizable value, which we estimate in total would not exceed $40,000.  As excess funds become available from such liquidations they will be utilized for working capital, reinvested in our ongoing business activities or redeployed into newly targeted opportunities.

Office and Other Leases.  We lease office space in Oklahoma City, Oklahoma, aggregating 6,645 square feet under a lease expiring September 30, 2013, at a current annual rental of $110,000.  In addition, BTI leases a minor amount of warehouse space for storage at other locations as required to serve its needs.

Employees.  As of December 31, 2009, we employed 14 full time employees and two part time employees in our continuing operations, including nine full time employees and two part time employees on the corporate staff.

Item 1A.  Risk Factors.
Not applicable.

Item 1B.  Unresolved Staff Comments.
Not applicable.

Item 2.  Properties.

See Item 1(c) and Notes 7 and 19 to our financial statements included in Item 8 of this report for information regarding our properties.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)  Market information.

Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the ticker symbol BRCO.  The following table sets forth the range of reported high and low bid quotations A for such shares on the OTCBB for each full quarterly period within the two most recent fiscal years:

2009A	High	Low
Fourth quarter	$9.32	$4.25
Third quarter	6.50	1.005
Second quarter	2.10	1.18
First quarter	2.60	1.00

2008A	High	Low
Fourth quarter	$2.70	$1.275
Third quarter	3.95	0.55
Second quarter	1.25	0.255
First quarter	0.415	0.13
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

BAll prices have been adjusted to reflect the 2-for-1 stock split effected on November 2, 2009.

(b)  Holders.

As of March 31, 2010, the Company had 424 record holders of common stock.

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

(d)  Securities authorized for issuance under equity compensation plansA.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2003-2 DSC PlanB - 566,278 2006 SO PlanD - 174,200	$3.05C $1.865	None None
Equity compensation plans not approved by security holders	Individual) Compensation) - 80,000E Arrangements) 27,000F 2006 SO PlanD 16,000	$1.775 $1.50 $5.575	None None 184,000
Total	All Plans - 863,478	$2.69	109,959
_______
AThe numbers shown in the above table are as of December 31, 2009.
BThe 2003-2 Deferred Stock Compensation Plan, as amended (the “DSC Plan”), which authorized 1,600,000 shares to be issued, was approved by the stockholders at the 2004 Annual Stockholders’ Meeting.  At the time the DSC Plan was terminated on November 17, 2005, a total of 1,595.623.88 Stock Units had been credited to the Participants’ Stock Unit Accounts based upon the Participants’ deferral of $425,100 of Fees or Compensation.  At year-end 2009, a total of 1,029,338 shares had been distributed to the Participants, 7.88. fractional shares had been cashed out, and 566,278 shares remained to be distributed to Participants who had elected the equal annual installments distribution method.
CSince the exercise price of the Stock Units in the DSC Plan is determined by the Fair Market Value of the shares on their date of distribution, we have arbitrarily used the last sale price of $3.05 per share on March 31, 2010 as the weighted-average exercise price of the outstanding Stock Units since the value on the distribution dates is not determinable.
DThe 2006 Stock Option Plan (the “SO Plan”) originally authorized the issuance of 200,000 shares of common stock.  On October 16, 2009, the Directors authorized an increase in the number of shares available under the SO Plan from 200,000 to 400,000.  On that same date an employee was granted a 20,000 share option when only 4,000 shares remained available that had previously been approved by shareholders.  The remaining 16,000 grant will be ratified once the increase in number of shares available under the SO Plan has been approved at the 2010 Shareholder Meeting.
EReflects a 5-year option, expiring in November of 2013, to purchase 80,000 shares of common stock issued to a consultant.
FReflects 2-year warrants, expiring in February and March of 2011, to purchase 27,000 shares of common stock issued to parties who purchased $68,530 of short-term notes maturing between May and September of 2009.  All of the notes have now been repaid.

(e)  Performance graph.

The following performance graph compares our cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ Market Index and the SIC Code Index of the Bituminous Coal, Surface Mining Industry compiled by Morningstar, Inc. for the period from December 31, 2004 through December 31, 2009.  The performance graph assumes that the value of the investment in our stock and each index was $100 on December 31, 2004, and that any dividends were reinvested.  We have never paid dividends on our common stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE BEARD COMPANY,
NASDAQ MARKET INDEX AND SIC CODE INDEX
NASDAQ COMPOSITE INDEX AND SIC CODE 1221 INDEX -
BITUMINOUS COAL & SURFACE MINING

	---------------------------------------FISCAL YEAR ENDED---------------------------------
COMPANY/INDEX/MARKET	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
The Beard Company	100.00	208.33	168.33	91.67	666.67	2,266.67
Bituminous Coal, Surface Mining Industry Index	100.00	101.41	114.05	124.05	73.57	106.10
NASDAQ Market Index	100.00	105.20	69.27	93.17	48.53	108.80

The Industry Index chosen consists of the following companies:  Alliance Holdings GP LP, Alliance Resource Partners, Arch Coal, Inc., Consol Energy, Inc., Foundation Coal Holdings, International Coal Group Inc., James River Coal Company, National Coal Corp., Peabody Energy Corp., Penn Virginia GP Holdings, Westmoreland Coal Co. and Yanzhou Coal Mining Co.

Item 6.  Selected Financial Data.
Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses the significant factors affecting our results of operations, financial condition, liquidity and capital resources.  Such discussion should be read in conjunction with our financial statements including the related notes.

Overview

General.  In 2009 we operated within the following operating segments: (1) the oil and gas (“Oil & Gas”) Segment, (2) the coal reclamation (“Coal”) Segment, (3) the carbon dioxide (“CO2”) Segment, and (4) the e-Commerce Segment.

The Oil & Gas Segment consists of the production of oil and gas.  The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.  The CO2 Segment consists of the production of CO2 gas.  Following the Visa settlement in June of 2009, the e-Commerce Segment ceased its attempts to develop business opportunities to leverage starpay’s intellectual property portfolio of Internet payment methods.  We are also conducting minerals exploration and development through our investment in Geohedral, LLC, a partnership organized in 2006 to explore for hard minerals in Alaska.

In 2009 our continuing operations reflected earnings of $2,872,000 compared to earnings of $3,311,000 in 2008.

Beginning in 1999 we started discontinuing the operations of those segments that were not meeting their targeted profit objectives and which did not appear to have significant growth potential.  This ultimately led to the discontinuance of five of our unprofitable segments.  Such discontinued operations reflected losses of $1,000 in 2009 and $947,000 in 2008.  See “Discontinued Operations” below.

We are focusing our primary attention on the Oil & Gas and Coal Segments, which we believe have important potential for growth and profitability, together with our investment in Geohedral LLC, which we believe has significant upside potential.

We have a few remaining assets and other investments that we intend to liquidate as opportunities materialize.

Operating results for the Coal Segment for 2009 and 2008 continued to be impacted by the lack of a coal contract generating operating profits.  The segment recorded operating losses of $476,000 in 2008 and $594,000 in 2009.   The segment is expected to achieve profitability once the Alden recovery plant is up and running.  There is no assurance that the financing for the project will be secured.

Operating profit for the CO2 Segment in 2009 decreased $860,000 to $302,000, or 74%, from 2008, primarily as a result of the sale, effective March 1, 2009, of our remaining 65% interest in the McElmo Dome Field, our principal revenue producing asset in the segment.  The operating loss of the e-Commerce Segment decreased $68,000 to $55,000 for 2009 compared to $123,000 for 2008.  We no longer allocated certain SG&A expenses, notably the manager’s salary and related items, to the segment following the settlement of the Visa litigation in June of 2009.  The Oil & Gas Segment recorded an operating profit of $46,000 for 2009 compared to $25,000 for 2008 due primarily to our receiving $62,000 for operating the wells in the Dilworth Field in which we had an interest through our 40.58% ownership of BDLLC.  At December 31, 2009, BDLLC was dissolved and the assets and liabilities were distributed proportionately to its partners.  Our Coal Segment’s operating loss increased by $118,000---from $476,000 in 2008 to $594,000 in 2009---as a result of increases in expenses, primarily costs related to projects under development in the segment.  The operating loss from corporate activities at the parent company increased $224,000, or 19%, from $1,122,000 in 2008 to $1,346,000 in 2009 primarily as the result of allocating $190,000 less in SG&A costs to other entities in the consolidated group.  Results from continuing operations reflected a decrease of $439,000, from earnings of $3,311,000 in 2008 to earnings of $2,872,000 in 2009, primarily as a result of the $1,113,000 increase in operating losses, a $329,000 increase in losses from unconsolidated affiliates and a $149,000 impairment in the carrying value of our investment in Geohedral.  These losses were partially offset by a $418,000 reduction in interest expense and the $832,000 gain on the settlement in the Visa litigation.  Gain on the sale of investments was $4,894,000 in 2009 compared to $3,329,000 in 2008.  The year 2008 also benefitted from a $1,671,000 gain on the disposition of controlling interests in subsidiaries with no comparable event in 2009.

The Oil & Gas Segment recorded an operating profit of $25,000 for 2008 compared to $7,000 for 2007 as the result of slightly higher production to our interest and significantly higher pricing.  Our Coal Segment’s operating loss decreased by $29,000---from $505,000 in 2007 to $476,000 in 2008---as a result of reductions in expenses, primarily insurance.  Operating profit for the CO2 Segment in 2008 increased $99,000, or 9%, from 2007, primarily as the result of increased pricing associated with our interests in the McElmo Dome field.  The operating loss of the e-Commerce Segment decreased $2,000 to $123,000 for 2008 compared to $125,000 for 2007.  An increase in administrative expenses, primarily legal expenses and travel costs associated with the VISA litigation, were offset by reduced impairment expenses in 2008 compared to 2007.  The operating loss from corporate activities at the parent company increased $304,000, or 37%, from $818,000 in 2007 to $1,122,000 in 2008 primarily as the result of increased compensation and professional fees and the expensing of previously capitalized costs associated with several of our debt instruments which were converted to common stock in the third and fourth quarters of 2008.  Our overall results from continuing operations reflected an improvement of $4,264,000, from a loss of $953,000 in 2007 to earnings of $3,311,000 in 2008, primarily as a result of $3,329,000 in gains on the sales of assets and the gain on the sale of a controlling interest in subsidiaries of $1,671,000 for 2008.  Gain on the sale of assets was $216,000 for 2007 and we received a $96,000 distribution in the same year from the partnership involved in the administration of the settlement proceeds from a lawsuit against the previous operator of the McElmo Dome field.

Significant Improvement in Our Financial Condition.  We had a substantial improvement in our balance sheet and overall financial condition in 2009.   The sale of our remaining interest in McElmo Dome in 2009 produced a gain of nearly $4,888,000 and the Visa settlement generated a gain of $832,000. We invested  $760,000 of these proceeds in the Dilworth Field, invested an additional $1,040,000 in Geohedral LLC, utilized $1,603,000 to cover our operating losses and spent approximately $2,170,000 (including $323,000 of interest) to pay down debt and accrued interest. The remainder went to improve our balance sheet and liquidity. These factors alleviate doubts over our ability to continue as a going concern.

Liquidity and capital resources

Capital resources.  Our capital investment programs have required more cash than we generated from operations during the past two years.  Cash flows used in operations during 2009 and 2008 were $(1,148,000), and $(1,944,000), respectively, while capital additions from continuing operations were $61,000 and $575,000, respectively, as indicated in the table below:

	2009	2008
Coal	$ 45,000	$ 538,000
Carbon dioxide	5,000	8,000
e-Commerce	-	-
Other	11,000	29,000
Total	$ 61,000	$ 575,000

Our 2010 capital expenditure budget for the Oil & Gas Segment has tentatively been set at $170,000 to cover our share of the capital expenditures in the Dilworth Field.  As the result of selling our remaining interest in McElmo Dome effective March 1, 2009, we will have no future expenditures in the CO2 Segment.  The 2010 budget does not include the capital cost of any coal recovery plants, or any other projects requiring capital expenditures, by the Coal Segment, since the timing and dollar amount of such projects are uncertain and the projects are subject to the availability of financing.  No capital expenditures are contemplated in 2010 or future years by the e-Commerce Segment.  We contemplate that we will make an additional investment in the range of $200,000 in Geohedral LLC in 2010, primarily to cover our proportionate share of (i) delay rentals that must be paid on its mining claims, (ii) future assay analyses, and (iii) any permitting that may be undertaken this year.

Liquidity.  Sustaining the operating activities of our two unprofitable segments, plus our overhead, resulted in a significant outflow of cash during the past two years.  We managed to survive this cash shortfall to date through the sale of various assets, supplemented by private placements of debt and/or bank borrowings.   (See Note (2) to the accompanying Financial Statements for additional details).  A $2,783,000 long-term line of credit (paid down to $1,971,000 in December of 2009) from an affiliated entity of the Chairman, secured by our working and overriding royalty interests in the McElmo Dome Field, has been periodically extended and currently matures in April of 2011.  Following the closing of the McElmo Dome sale the entity agreed that its interest would be unsecured.

Our activities during the last two years were primarily funded by the net proceeds from the McElmo Dome sales in 2008 and 2009, and from the Visa settlement in 2009, supplemented as needed by (i) borrowings under our bank facility and (ii) a private placement of $118,530 of notes and warrants in March of 2009.  Future cash flows and availability of credit are subject to a number of factors, including: (i) demand for our oil and gas production, (ii) demand for our coal reclamation services and technology, (iii) our ability to finance the various projects currently under development in the Coal Segment, and (iv) our ability to obtain a new bank facility.

Improvement in Working Capital.  We improved our working capital position by $1,622,000 in 2008 and $2,056,000 in 2009---going from a deficit of $3,159,000 at year-end 2007 to a deficit of $1,537,000 at the end of 2008 to a surplus of $519,000 at year-end 2009.  Meanwhile, our current ratio changed from 0.28 to 1 in 2007 to 0.21 to 1 in 2008 to 1.35 to 1 at year-end 2009.  Most of this improvement resulted from the gains on sale of $3,329,000 and $4,894,000 in 2008 and 2009, respectively, of portions of our interest in the McElmo Dome CO2 Field.  We also received $825,000 as our share of the settlement of the Visa litigation.  We paid down $1,904,000 of debt in 2009, including $269,000 borrowed in the first quarter of 2009 to meet working capital needs. The net reduction in current debt amounted to $1,274,000 in 2009. We increased trade payables and accrued expenses by $813,000 when comparing 2008 to 2009.   The Coal Segment used $45,000 to purchase equipment and $594,000 to fund operating losses.  Another $55,000 was used to fund the activities of the e-Commerce Segment.  Other corporate activities utilized approximately $1,346,000 of working capital.  This healthy improvement in working capital enabled us to invest $760,000 in the Dilworth Field in Oklahoma and $1,040,000 in the mining operation in Alaska.

Change in Business Strategy.  In early 2009 we determined to sell our remaining interest in the McElmo Dome CO2 Unit and shift our entire focus to Oil & Gas, Coal and minerals exploration and development through our Geohedral investment.  We made this decision despite the fact that the CO2 Segment was virtually our sole source of revenue in 2008 and we had generated operating losses in the previous nine years.  Considering the fact that none of the Dilworth, Coal or Geohedral projects were generating positive cash flow at the time we made our decision, we offer the following insight into management’s intentions and goals with regard to the McElmo Dome sale and our shift in strategy:

►Based upon our analysis of the future CO2 market, we envisioned that there would be a number of new sources of CO2 supply coming on-stream in the next two to five years, particularly in our market area, and that we would most likely be facing reduced CO2 pricing at McElmo Dome as a result.

►We did not want to be exposed to the potential adverse effect, in terms of both costs and pricing, that future federal legislation stemming from initiatives such as cap and trade might have on all segments of the CO2 industry.

►We had an offer on the table to purchase our remaining interest in McElmo Dome that we believed to be predicated upon future CO2 price escalation that we doubted would occur due to the factors cited above.

►The McElmo sale provided the cash needed to increase our participation in an oil deal (the Dilworth Field) where we already had a carried 10% interest.  The sale not only gave us the opportunity to increase our interest in the Dilworth project; it also helped solve our (then) current debt and cash flow problems.  Our $760,000 investment in the Field increased our participation from (i) zero before payout and 10% after payout to (ii) 10% before payout and 14% after payout.  We expect to recoup 3.5 times our investment (or $2,660,000) by the third quarter of 2011 with steadily increasing revenues in 2010 and 2011.  Our interest in the Field is expected to generate a return on investments substantially greater than the returns generated in the past by our CO2  Segment.

►The McElmo Dome sale also gave us the ability to increase our participation in the Geohedral mining project where we believe we have a meaningful discovery of magnetite, gold, silver and other minerals.

As indicated above, none of the Dilworth, Geohedral or Coal projects were generating positive cash flow when we decided to change our strategy, it should be noted that the Dilworth project started injecting water into the reservoir in late December of 2009 and is projected to start generating positive cash flow in the third quarter of 2010. Geohedral is a longer range project which by its nature will have no near term operating results.  It could, however, generate income in the near term if it is successful in selling a portion of its interest to other mining partners.  We believe that both our Geohedral and Dilworth investments have considerable upside potential.

Although the Coal Segment has a number of projects under development, there is no assurance that the financing for these projects will materialize or that any meaningful cash flow will be available from these sources prior to 2011.

Recent Developments
Items Expected to Contribute to Improved Liquidity:  We currently have several initiatives underway which we believe will enable us to meet our cash needs in 2010 and future years:

(i) Private Placement.  As of April 15, 2010 we have received $275,000 of subscriptions in connection with a private placement of up to $700,000 of short-term 10% notes, coupled with 3-year warrants to purchase up to 140,000 shares of our common stock at an exercise price of $3.00 per share.  Proceeds will be used to provide us with the necessary working capital to bridge the gap until cash flow from the Dilworth Field or funds from a bank line of credit become available in amounts sufficient to meet our needs.

(ii) Continuing Development of the Dilworth Field.  During 2009 BDLLC raised a total of $7,000,000 to fund the purchase and development of the Dilworth Field (the “Field”).  At year-end 2009 BDLLC was dissolved and we became a working interest owner in the Field.  Beard Oil Company (“BOC”), the Field operator, is in the final stages of completing a major waterflood in the Field utilizing high volume extraction (“HVE”) technology which is projected to provide most of our revenues and net earnings in 2010 and 2011.  On April 13, 2009 we ordered two pumps for installation on the Johns 20-1 SWDW.  We expect to complete the installation in June of 2010.  Assuming the installation is successful we believe we will be able to double the current rate of production in the Field.

 (iii) 2010 Facility.  Assuming the pump installation on the Johns 20-1 SWDW is successful, we believe we will be able to obtain a new line of credit from our primary bank or another bank that will provide us with the necessary working capital to bridge the gap until the cash flow from the Field is sufficient to meet our needs.

(iv) Efforts to Improve Liquidity in the Market for Our Common Stock. Although we applied to list our common stock on both the NYSE Amex Exchange and the NASDAQ Global Market, the recent drop in our stock price has reduced our market capitalization below the $75 million market cap requirement so our applications are now on hold.  Hopefully we will be able to rectify this situation in the near term.

(v)  Engagement of Investment Banking Firm.  On March 8, 2010, BTI engaged an investment banking firm to pursue financing for a coal mining project in Arkansas, and is considering broadening the engagement to include financing for the Alden project in south central Kentucky.  Alden advised us on April 8 that they had received the funding for expansion of their Gatliff facility, but that the funding was not sufficient to fund our coal recovery project at their facility.  However, there is no assurance that the investment banking firm will be successful and that the Alden project will proceed.

Other Coal Projects.  In addition to the Alden project, the Coal Segment has a number of other projects under development for which it will be seeking financing once complete information on the projects becomes available.  However, the timing of such projects is uncertain and their continuing development is subject to obtaining the necessary financing.  There is no assurance that the required financing will be obtained or that any of the projects under development will materialize.

We generated earnings from continuing operations of $2,872,000 in 2009 and $3,311,000 in 2008.  We realized net losses from discontinued operations of $948,000 during the two years as the bulk of the assets of the assets of four of the discontinued segments have been sold.  We have sold the majority of the assets and settled the majority of the liabilities of all of the discontinued segments.  The Company expects to dispose of the remaining assets and be relieved of the remaining liabilities in the China Segment, all of which are considered to be immaterial, prior to December 31, 2010. The bulk of the problems from the discontinued segments are now behind us and management expects to dispose of the assets remaining from such operations in 2010.  We will pursue the sale of such assets as opportunities become available, and expect to realize cash of at least $40,000 therefrom.   As discussed above, we also have other assets we can sell to generate cash if necessary.

In the near-term, the cash flow from our Oil & Gas and Coal Segments will not be sufficient to sustain our operations, and we must generate funds from financings until the projects under development in the Oil & Gas and Coal Segments can generate positive cash flow or the anticipated cash from the financings discussed above can cover the shortfall.  Depending upon the actions finally taken, this may well involve further dilution to our stockholders.

Our selected liquidity highlights for the past three years are summarized below:

	2009	2008	2007
Cash and cash equivalents	$718,000	$182,000	$61,000
Accounts and other receivables, net	1,063,000	185,000	665,000
Asset sales	5,037,000	3,501,000	306,000
Assets of discontinued operations held for resale	20,000	26,000	487,000
Liabilities of discontinued operations held for resale	49,000	65,000	1,651,000
Trade accounts payable	1,046,000	97,000	53,000
Current maturities of long-term and short-term debt	78,000	1,342,000	2,235,000
Long-term debt	2,660,000	2,670,000	6,989,000
Total debt	2,738,000	4,012,000	10,651,000
Working capital	519,000	(1,537,000)	(1,515,000)
Current ratio	1.35to1	0.21to1	0.28to1
Net cash provided by (used in) operations	(1,148,000)	(1,944,000)	(1,515,000)

Outstanding debt; compliance with debt covenants.  As demonstrated by the table above, we have made a dramatic improvement in our level of outstanding debt and in our financial ratios during the last two years.  Total debt has decreased by $7,913,000, or 74%, while long-term debt has decreased by $4,329,000, or 62%.  None of the debt is subject to compliance with any financial ratios.

At year-end 2009, $1,971,000, (84% of the long-term debt and 72% of the total debt) was to an affiliated entity of our Chairman, is not secured, and has historically been rolled over each year to remain long-term.  The loan agreement in connection with this note prohibits (i) the sale of all or substantially all of the Company’s assets, or (ii) a merger or consolidation of the Company, until the indebtedness has been paid in full.  The agreement contains the following provision:  “It is the desire of Lender that the Indebtedness be converted to an amortizing loan when Borrower has demonstrated the financial capability to commence periodic payments of principal and interest totaling at least $100,000 per quarter.  Accordingly, Borrower has agreed that it will meet with Lender annually to review Borrower’s financial progress.  No amortization will be required until both parties have agreed to same.  The sole purpose of this paragraph is to recognize Lender’s desire that, at some point, a meaningful amortization of the Loan is desired.”

In 2009, we had positive cash flow of $536,000.  Operations of the Coal and e-Commerce Segments and the discontinued operations resulted in cash outflows of $650,000.  (See “Results of operations---Other corporate activities” below).

Our investing activities provided cash of $3,255,000 in 2009.  Proceeds from the sale of assets, principally the remaining 65% of our interest in the McElmo Dome CO2 field, provided cash of $5,146,000.  Acquisitions of property, plant and equipment and intangible assets used $61,000 of the cash outflow.

Our financing activities utilized cash flows of $1,571,000 in 2009.  We received net cash of $269,000 on our borrowings and utilized $1,904,000 for payments on lines of credit and term notes.

Material Trends and Uncertainties.  We recorded net earnings of $2,871,000 and $2,364,000 in 2009 and 2008, respectively, compared to net losses of $2,026,000 in 2007.  Although we have continued to generate operating losses in recent years, the sales of our interests in McElmo Dome in 2008 and 2009, together with the Visa settlement in 2009, significantly improved our working capital position in both 2008 and 2009.  In addition, our total debt was reduced by $7,913,000 during the last two years, so that our debt and other financial ratios have dramatically improved.  Much of the debt reduction was accomplished through the conversion of convertible notes, and did not require the use of cash.  As the result of the Change in Business Strategy (see above) we adopted in early 2009, we have been able to use the proceeds to fund new business developments and investments which we believe will enable us to enjoy a higher return on investment than we were getting in the carbon dioxide business. Although there is no assurance that these new developments and investments will be successful, we believe that in view of our working capital position, we have the ability to fund our operations and pay our obligations as they come due.

Our 2009 and 2008 financial results were burdened by losses from discontinued operations totaling $1,000 and $947,000, respectively.  We believe it is highly unlikely that there will be any significant impairments going forward.  Nor do we anticipate having any significant additional losses from the operations of the discontinued segments going forward.

Results of operations

General.  We discontinued four of our segments, all of which were unprofitable, during the period from 1998 to 2001.  In 2007, we elected to discontinue the China Segment.  Management has since been focusing its attention on making the remaining operations profitable.  Subject to finalizing negotiations with the mine owner, it appears that we will be bringing one of the projects under development (Alden) in the Coal Segment to reality later this year, but we do not anticipate any significant cash flow benefit from the project until 2011.  Meanwhile, as discussed above, we are currently pursuing additional outside financing, which involves further dilution to our shareholders, and will also be pursuing a new bank lending facility.

Operating profit (loss) for the last two years for our remaining segments is set forth below:

2009	2008
Operating profit (loss):
Coal	$(594,000)	$(476,000)
Carbon dioxide	302,000	1,162,000
e-Commerce	(55,000)	(123,000)
Oil & gas	46,000	25,000
Subtotal	(301,000)	588,000
Other - principally corporate	(1,346,000)	(1,122,000)
Total	$(1,647,000)	$(534,000)

Following is a discussion of results of operations for the two-year period ended December 31, 2009.

Coal reclamation.   We have focused most of our attention in recent years on coal reclamation.  The following table depicts segment operating results for the last two years:

	2009	2008
Revenues	$38,000	$23,000
Operating costs	(351,000)	(283,000)
SG&A	(251,000)	(201,000)
Other expenses	(30,000)	(15,000)
Operating profit (loss)	$(594,000)	$(476,000)

The Coal Segment’s operating loss for 2009 was $118,000 greater than that of 2008 due primarily to increased operating and SG&A expenses as the segment continued to seek additional projects and to develop the Alden Project.  Revenues were $15,000 greater in 2009 than in 2008 as the segment performed more minor jobs in the current year than in 2008.  Project development costs were $73,000 greater in 2009 compared to 2008.  There were increases in several SG&A accounts with the largest being a increase of $34,000 in salary expenses as the segment hired an additional employee in the fourth quarter of 2008.

The Coal Segment’s operating loss for 2008 was $29,000 less than that of 2007 due to reductions of $52,000 in operating costs offset by an increase of $20,000 in SG&A expenses, primarily interest expense.  Revenues for 2008 were only $2,000 greater than the $21,000 recorded in 2007.  The segment’s operating costs declined by $52,000 due to reduced insurance and payroll expenses.  In October 2008, the Coal Segment moved its office and lab facilities from Pittsburgh to Somerset, Pennsylvania, a distance of 75 miles.  The segment purchased approximately 13 acres of real estate which includes two structures, one of which will serve as the administrative offices and the other will house the laboratory and related equipment.  The segment issued $468,000 in notes payable for the new facilities.  The segment incurred an additional $20,000 in interest charges associated with these notes and another note for the purchase of a vehicle. Depreciation expense increased $5,000 for 2008 compared to 2007 as a result of these asset acquisitions.

Carbon dioxide.  The primary component of revenues for this segment has been the sale of CO2 gas from the working and overriding royalty interests of its two carbon dioxide producing units in Colorado and Wyoming.  Following the McElmo Dome sale, the segment’s only remaining interest is in a producing unit in Wyoming, which generates very minor amounts of revenue from the sale of oil, natural gas and sulphur.  The following table depicts operating results for the last two years:

	2009	2008
Revenues	$310,000	$1,369,000
Operating expenses	(1,000)	(181,000)
DD&A	(7,000)	(26,000)
Operating profit	$302,000	$1,162,000

The following table shows the trend in production volume, sales prices and lifting cost for the two years:

	2009	2008
Net production (Mcf)	264,000	867,000
Average sales price per Mcf	$1.11	$1.55
Average lifting cost per Mcf	$0.05	$0.19

Effective February 1, 2008, we sold 35% of our interest in the McElmo Dome field.  We sold the remaining 65% of our interest in the field in April of 2009 but effective March 1, 2009.  These two sales had a corresponding effect on production and revenue figures to our interest.  The operating profit associated with the segment had been trending upward in spite of the 2008 sale of a portion of our interest.  However, a decline in oil prices in 2008 and 2009 had a negative impact on the sales price per Mcf we received.  We have a very small interest in another carbon dioxide producing field in Wyoming whose gross revenues were $16,000 and $28,000 in 2009 and 2008, respectively.  These amounts are included in the above revenue totals.

e-Commerce.  In early 1999, we began developing our proprietary concept for an Internet payment system through starpay.  starpay recorded revenues of $5,000 in 2008 and $3,000 in 2009, respectively.  starpay no longer receives a license fee on its patent. The segment recorded $127,000 and $58,000 of SG&A expenses in 2008 and 2009, respectively.  Operating results for 2008 and 2009 were burdened with legal fees of  $19,000 and $4,000, respectively, associated with the Visa litigation.  In July of 2009 we stopped allocating the manager’s salary and related costs to starpay when we settled the Visa litigation.  This accounted for a $53,000 reduction in SG&A expenses when comparing 2008 to 2009.  As a result, the operating loss for the segment decreased from $123,000 in 2008 to $55,000 in 2009.  starpay has terminated its efforts to develop a portfolio of internet payment technologies.  In the future its only activity will be to collect a small annual royalty payment under a licensing arrangement.

Oil & Gas. In recent years we have acquired federal and state oil and gas leases in several states.  Through a farmout arrangement with another entity, eight gas wells were drilled on one of these leases in Colorado and placed in production in 2005.  We have a 22.5% working interest in these wells.  We also have overriding royalty interests in four wells located in Wyoming which were shut-in in early 2009 contributing less than $1,000 in revenue for the year compared to $12,000 for 2008.  In 2008, production increased only slightly at about three percent but prices received increased roughly 40% for the year resulting in an increase in revenue of $34,000 to $108,000 for 2008 compared to 2007.  A 22% drop in prices was partially offset by a 20% increase in production to the Company’s interest for the Colorado wells resulting in a decrease of $7,000 in gross revenue when comparing 2008 to 2009.  The total net decrease in revenue from production when comparing 2008 to 2009 was $20,000.  However, the segment recorded $60,000 in revenue for operating the wells in the Dilworth Field.  Operating costs totaled $57,000 and $68,000 for 2009 and 2008, respectively.  The segment’s depreciation, depletion and amortization of its equipment and oil & gas leases totaled $31,000 and $15,000 for 2009 and 2008, respectively.  As a result, the segment contributed operating profits of $46,000 and $25,000 for 2009 and 2008, respectively.

Other corporate activities.  Other corporate activities include general and corporate operations, as well as assets unrelated to our operating segments or held for investment.  These activities generated operating losses of $1,346,000 and $1,122,000 in 2009 and 2008, respectively.  The $212,000 increase in the operating loss for 2009 compared to 2008 was primarily due to the fact that we allocated $190,000 less in SG&A costs to other entities in the group in 2009 compared to the prior year.  We disposed of the principal components of the China Segment, effective December 31, 2008, and we had been charging $15,000 per month to this segment.  There were increases of $38,000, $72,000 and $53,000 in compensation, shareholder relations and professional expenses, respectively, when comparing 2009 to 2008. These increases were partially offset by a $135,000 decrease in amortization expenses due to the paydown or conversion of debt in 2008.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) increased $370,000 to $1,341,000 in 2009 from $971,000 in 2008.  The principal causes for this were increases of $38,000, $72,000 and $53,000 in compensation, shareholder relations and professional expenses, respectively.  We hired two employees in the fourth quarter of 2009 and recognized an additional $34,000 in share-based compensation in 2009 compared to 2008.  The increase in shareholder relations was due to the hiring, in the fourth quarter of 2008, of a consultant to assist with investor relations with regard to our common stock.  Legal fees and administrative fees for our 401(k) plan increased $45,000 and $14,000, respectively, when comparing 2009 to 2008.

SG&A increased $239,000 to $971,000 in 2008 after decreasing $131,000 to $732,000 in 2007.  As mentioned above, we granted $98,000 in stock bonus awards granted to several employees in 2008, insurance expenses increased $32,000 and professional fees increased $50,000 for the same periods.  We recorded a $37,000 liability relating to expected future benefits to be paid two former employees.  We moved to a new office location in the fourth quarter of 2008 incurring net moving expenses of approximately $10,000.  There were numerous minor increases and decreases in SG&A accounts resulting in the net $131,000 decrease when comparing 2007 to 2006.  The primary reason for the decrease is the practice, which we began in late 2006, of charging related entities for accounting and other overhead type items that the parent provides.  See “Other corporate activities” above.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expenses decreased to $89,000 in 2009 after increasing to $207,000 for 2008 from $174,000 in 2007.  In 2008, we expensed $52,000 of previously capitalized costs associated with certain debt instruments.  The debt associated with these costs was converted to shares of our common stock in the third and fourth quarters of 2008.

Interest income.  Interest income increased $18,000 to $26,000 in 2009 compared to $8,000 in both 2008 and 2007.  The increase in 2009 is primarily the result of investing the proceeds from the sale of our remaining 65% interest in McElmo Dome effective March 1, 2009.

Interest expense.  Interest expense decreased $418,000 to $295,000 in 2009 after decreasing $179,000 to $713,000 in 2008.  We have been obliged to borrow increasing levels of debt during the last few years to meet our working capital and operating needs and to fund the activities of the several segments.  Increases in our stock price in the last half of 2008 allowed us to convert $3,652,000 of this debt to our common stock resulting in a significant decrease in interest expense.  Additionally, we used a portion of the proceeds from the two sales of our interests in McElmo Dome to pay down debt in 2008 and 2009.

Equity in earnings of unconsolidated affiliates.  Our equity in earnings of unconsolidated affiliates reflected losses of $759,000 and $429,000 for 2009 and 2008, respectively, after the impairments discussed below.

We recorded $4,000 in losses in 2008 and also in 2009 from our investment in JMG-15, a real estate partnership in Texas.  In 2008 and 2009, we recorded losses of $442,000 and $669,000, respectively, related to our new investment in Geohedral, the start-up mining partnership operating in Alaska. We also recorded a $149,000 impairment of this investment in 2009 with no comparable impairment in the prior year.  This impairment reduces our investment in the project to our share of the remaining equity in the project.  The year 2009 was the first and final year for our investment in BDLLC and we recorded a loss of $95,000 before the LLC was dissolved at year-end.  Also, in 2008 and 2009 we recorded $17,000 and $10,000, respectively, in earnings from our investment in a partnership engaged in CO2 marketing.

Gain on sale of controlling interest in subsidiary.   On December 31, 2008, we finalized an agreement to sell our remaining interest in the U.S. partnership which owned 100% of a fertilizer manufacturing plant operating in China.  The transaction resulted in our recording a gain of $1,671,000 for the year.

Gain on sale of assets.  Gains from the sale of assets totaled $4,894,000 and $3,329,000 in 2009 and 2008, respectively.  Effective March 1, 2009, we sold 65% of our interest in McElmo Dome, the CO2 field located in Colorado and New Mexico, for $5,200,000 and, after paying commissions and related fees, recorded a net gain of $4,888,000 on the sale.  Effective February 1, 2008, we sold 35% of our interest in McElmo Dome, the CO2 field located in Colorado and New Mexico, for $3,500,000 and, after paying commissions and related fees, recorded a net gain of $3,338,000 on the sale.  The remaining gains for 2009 and 2008 reflected proceeds from the sale of certain other assets sold in such years.

Gain on settlement.  We settled the Visa litigation in June of 2009 and received $832,000 as our share of the settlement proceeds.  We then distributed $7,000 of these proceeds to our partners in starpay.com.  There was no such recovery in 2008. The $4,000 received in 2008 related to the fifth and final settlement payment on litigation pertaining to McElmo Dome.

Income taxes.  We have approximately $2.9 million of net operating loss carryforwards and $3 million of depletion carryforwards to reduce future income taxes.  At December 31, 2009 and 2008, we have not reflected as a deferred tax asset any future benefit we may realize as a result of our tax credits and loss carryforwards.  Our future regular taxable income for the next three years will be effectively sheltered from federal income tax as a result of our substantial tax credits and loss carryforwards.  Continuing operations reflect foreign and state income and federal alternative minimum tax expense (benefit) of $62,000 and $25,000 for 2009 and 2008, respectively.  It is anticipated that we may continue to incur minor alternative minimum tax in the future, despite our carryforwards and credits.

Discontinued operations.  In December of 2007, our Board elected to discontinue our unprofitable operations in the China Segment.  For the years 2009 and 2008, the losses incurred by the China Segment were none, and $944,000, respectively, and resulted in discontinued operations recording net losses of $1,000 and $947,000, respectively in such years.  The other four discontinued segments recorded losses of none and $3,000 in 2009 and 2008, respectively.  As of December 31, 2009, the assets and liabilities of discontinued operations held for resale totaled $20,000 and $49,000, respectively.  We believe that all of the assets of the discontinued segments have been written down to their realizable value.  See Note 4 to the financial statements.

Forward looking statements.  The previous discussions include statements that are not purely historical and are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our expectations, hopes, beliefs, intentions and strategies regarding the future.  Our actual results could differ materially from our expectations discussed herein, and particular attention is called to the discussion under “Liquidity and Capital Resources---Effect of Recent Developments on Liquidity” and “Material Trends and Uncertainties” contained in this Item 7.

Impact of Recently Adopted Accounting Standards

See Footnote 18 to the financial statements.

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

Receivables and Credit Policies
Accounts receivable include amounts due from the sale of CO2, oil and natural gas from properties in which we own an interest, accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized.  Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices.  Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance.  Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances.  The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable.  Changes to the valuation allowance have not been material to the financial statements.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.  The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the balance sheet.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement costs.  The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.  If the obligation is settled for other than the carrying amount, a gain or loss is recognized on settlement.

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

Revenue Recognition
We recognize revenue when it is realized or receivable and earned.  Revenue from the CO2 and Oil & Gas Segments is recognized in the period of production.  Revenue from Coal Segment projects is recognized in the period the projects are performed.  License fees from the e-Commerce segment are recognized over the term of the agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our contractual cash obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and Beyond
Long-term debt Obligations A	$2,800,000	$87,000	$2,549,000	$164,000	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	418,000	112,000	223,000	83,000	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$3,218,000	$199,000	$2,772,000	$247,000	$-

    A Amounts include interest due to be paid on long-term debt obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Beard Company and Subsidiaries
Index to Financial Statements
Forming a Part of Form 10-K Annual Report
to the Securities and Exchange Commission

Page Number

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets, December 31, 2009 and 2008

Statements of Operations, Years ended December 31, 2009 and 2008

Statements of Shareholders' Equity (Deficiency), Years ended December 31, 2009 and 2008

Statements of Cash Flows, Years ended December 31, 2009 and 2008

Notes to Financial Statements, December 31, 2009 and 2008

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

Our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2009, based on criteria in Internal Control—Integrated Framework issued by COSO.  We believe our consolidated financial statements included in the Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2009, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual report.

Material weakness in internal control – During the year ended December 31, 2009, the Company entered into several complex agreements and significant corporate transactions requiring a high level of specialized expertise to ensure that such transactions were given proper accounting treatment and disclosure in the Company’s annual financial statements.  Due to the lateness of seeking assistance from outside consultants a significant number of adjustments were required to be made to the financial statements and disclosures in the final days and weeks leading up to the filing  with the Form 10K.

/s/ The Beard Company

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The Beard Company
Oklahoma City, Oklahoma

We have audited the accompanying consolidating balance sheets of The Beard Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Beard Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of The Beard Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Cole & Reed, P.C.

Oklahoma City, Oklahoma
April 15, 2010

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets

	December 31,	December 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$ 718,000	$ 182,000
Accounts receivable, less allowance for doubtful
receivables of $48,000 in 2009 and $31,000 in 2008	1,063,000	185,000
Inventories	48,000	-
Prepaid expenses and other assets	139,000	5,000
Assets of discontinued operations held for resale	20,000	26,000
Total current assets	1,988,000	398,000

Restricted certificate of deposit	50,000	50,000

Note and other long-term receivables	300,000	-

Investments and other assets	332,000	87,000

Property, plant and equipment, at cost, based on the successful
efforts method of accounting for oil and gas properties	2,259,000	2,561,000
Less accumulated depreciation, depletion and amortization	517,000	1,340,000
Net property, plant and equipment	1,742,000	1,221,000

Intangible assets, at cost	75,000	75,000
Less accumulated amortization	72,000	66,000
Net intangible assets	3,000	9,000

	$ 4,415,000	$ 1,765,000

	Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$ 1,046,000	$ 97,000
Accrued expenses	296,000	431,000
Short-term debt - related entities	-	57,000
Current maturities of long-term debt	78,000	895,000
Current maturities of long-term debt - related entities	-	390,000
Liabilities of discontinued operations held for resale	49,000	65,000
Total current liabilities	1,469,000	1,935,000

Long-term debt less current maturities	689,000	420,000

Long-term debt - related entities	1,971,000	2,250,000

Other long-term liabilities	310,000	172,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.00033325 par value per share;
30,000,000 authorized; 19,971,622 and 19,661,172 shares
issued and outstanding in 2009 and 2008, respectively	7,000	7,000
Capital in excess of par value	42,780,000	42,655,000
Accumulated deficit	(41,073,000)	(43,936,000)
Accumulated other comprehensive income	24,000	25,000
	Total shareholders' equity (deficiency) attributable
to The Beard Company	2,627,000	(360,000)

Noncontrolling interests	(2,651,000)	(2,652,000)
Total shareholders' equity (deficiency)	(24,000)	(3,012,000)

Commitments and contingencies (notes 4, 10, and 14)
	$ 4,415,000	$ 1,765,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations

	Year Ended December 31,
	2009	2008
Revenues:
Coal reclamation	$ 38,000	$ 23,000
Carbon dioxide	310,000	1,369,000
e-Commerce	3,000	5,000
Oil & gas	150,000	108,000
	501,000	1,505,000

Expenses:
Coal reclamation	602,000	485,000
Carbon dioxide	1,000	181,000
e-Commerce	58,000	127,000
Oil & gas	57,000	68,000
Selling, general and administrative	1,341,000	971,000
Depreciation, depletion and amortization	89,000	207,000
	2,148,000	2,039,000

Operating profit (loss):
Coal reclamation	(594,000)	(476,000)
Carbon dioxide	302,000	1,162,000
e-Commerce	(55,000)	(123,000)
Oil & gas	46,000	25,000
Other, principally corporate	(1,346,000)	(1,122,000)
	(1,647,000)	(534,000)

Other income (expense):
Interest income	26,000	8,000
Interest expense	(295,000)	(713,000)
Accretion of asset retirement obligation	(1,000)	-
Equity in net earnings (loss) of unconsolidated affiliates	(759,000)	(429,000)
Gain on settlement	832,000	4,000
Gain on disposition of controlling interests in subsidiaries	-	1,671,000
Impairment of investments and other assets	(149,000)	-
Gain on sale of assets	4,894,000	3,329,000
Other	33,000	-
Earnings (loss) from continuing operations before income taxes	2,934,000	3,336,000

Income tax (expense) benefit	(62,000)	(25,000)

Earnings (loss) from continuing operations	2,872,000	3,311,000

Discontinued operations:
Loss from discontinued brine extraction/iodine manufacturing activities	(2,000)	(2,000)
Loss from discontinued fertilizer manufacturing activities	-	(944,000)
Earnings from discontinued interstate travel facilities business	2,000	-
Loss from discontinued natural gas well servicing activities	(1,000)	(1,000)
Loss from discontinued operations	(1,000)	(947,000)

Net earnings (loss)	2,871,000	2,364,000

Add (less): (Income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	(8,000)	1,000
Loss from discontinued operations	-	602,000

Net earnings attributable to The Beard Company common shareholders	$ 2,863,000	$ 2,967,000

Net earnings (loss) per average common share outstanding:
Basic:
Earnings from continuing operations	$ 0.14	$ 0.23
Loss from discontinued operations	(0.00)	(0.02)
Net earnings	$ 0.14	$ 0.20

Net earnings (loss) per average common share outstanding:
Diluted:
Earnings from continuing operations	$ 0.14	$ 0.16
Loss from discontinued operations	(0.00)	(0.02)
Net earnings	$ 0.14	$ 0.14

Weighted average common shares outstanding:
Basic	19,958,000	14,518,000
Diluted	21,164,000	20,906,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

										Total
							Accumulated			Common
					Capital in		Other			Shareholders'
	Convertible Preferred		Common		Excess of	Accumulated	Comprehensive	Treasury	Noncontrolling	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	Income (loss)	Stock	Interests	(Deficiency)
	27,838	$ 889,000	11,315,430	$ 4,000	$ 38,823,000	$ (45,252,000)	$ 31,000	$ -	$ (3,680,000)	$ (9,185,000)

Net earnings	-	-	-	-	-	2,967,000	-	-	(603,000)	2,364,000
Comprehensive income (loss)
Foreign currency translation
adjustment	-	-	-	-	-	-	(26,000)	-	-	(26,000)

Total comprehensive income	-	-	-	-	-	-	-	-	-	2,338,000

Elimination of noncontrolling interests upon sale of remaining interests in subsidiaries	-	-	-	-	-	(1,651,000)	20,000	-	1,631,000	-

Share-based compensation related to employee stock options and bonuses	-	-	49,800	-	63,000	-	-	-		63,000

Issuance of warrants	-	-	-	-	7,000	-	-	-		7,000

Issuance of stock for warrants exercised	-	-	927,836	-	89,000	-	-	-	-	89,000

Issuance of stock for debt conversions	-	-	6,435,842	3,000	3,649,000	-	-	-	-	3,652,000

Reservation of shares pursuant to deferred compensation plan	-	-	-	-	24,000	-	-	-	-	24,000

Issuance of shares pursuant to deferred compensation plan	-	-	932,264	-	-	-	-	-	-	-

Balance, December 31, 2008	27,838	$ 889,000	19,661,172	$ 7,000	$ 42,655,000	$ (43,936,000)	$ 25,000	$ -	$ (2,652,000)	$ (3,012,000)

Net earnings	-	-	-	-	-	2,863,000	-	-	8,000	2,871,000
Comprehensive income (loss)
Foreign currency translation
adjustment	-	-	-	-	-	-	(1,000)	-	-	(1,000)

Total comprehensive income	-	-	-	-	-	-	-	-	-	2,870,000

Share-based compensation related to employee stock options and bonuses	-	-	-	-	50,000	-	-	-		50,000

Distribution of settlement proceeds to partners	-	-	-	-	-	-	-	-	(7,000)	(7,000)

Purchase of treasury stock	-	-	(20,000)	-	-	-	-	(35,000)		(35,000)

Issuance of warrants	-	-	-	-	4,000	-	-	-		4,000

Issuance of stock for warrants exercised	-	-	172,382	-	51,000	-	-	35,000	-	86,000

Issuance of stock for options exercised	-	-	25,800	-	20,000	-	-	-	-	20,000

Issuance of shares pursuant to deferred compensation plan	-	-	132,268	-	-	-	-	-	-	-

Balance, December 31, 2009	27,838	$ 889,000	19,971,622	$ 7,000	$ 42,780,000	$ (41,073,000)	$ 24,000	$ -	$ (2,651,000)	$ (24,000)

See accompanying notes to financal statements

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows

	Year Ended December 31,
	2009	2008

Net earnings	$ 2,871,000	$ 2,364,000
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation, depletion and amortization	89,000	207,000
Depreciation, depletion and amortization of discontinued operations	-	56,000
Gain on sale of assets	(4,894,000)	(3,338,000)
Gain on disposition of controlling interest in subsidiary	-	(1,671,000)
Equity in net (earnings) loss of unconsolidated affiliates	759,000	425,000
Impairment of investments and other assets	149,000	-
Non cash compensation expense and stock warrants	50,000	123,000
Non cash interest expense	4,000	-
Imputed interest income on long-term accounts receivable	(6,000)	-
Imputed interest expense on note payable	7,000	-
Accretion of asset retirement obligation liability	1,000	-
Net change in assets and liabilities of discontinued operations	(10,000)	-
Increase (decrease) in accounts receivable, other
receivables, prepaid expenses and other current assets	(964,000)	524,000
(Increase) decrease in inventories	-	89,000
Increase (decrease) in trade accounts payable, accrued expenses and other liabilities	795,000	(723,000)
Net cash used in operating activities	(1,149,000)	(1,944,000)

Investing activities:
Acquisition of property, plant and equipment	(61,000)	(101,000)
Acquisition of property, plant and equipment of discontinued operations	-	(4,000)
Acquisition of intangibles	-	(3,000)
Proceeds from sale of assets	5,146,000	3,501,000
Investments in unconsolidated affiliates	(1,810,000)	(399,000)
Advances to unconsolidated affiliate	(625,000)	-
Payments of advances from unconsolidated affiliate	625,000	-
Advances to a related party	(30,000)	-
Distributions from unconsolidated affiliate	11,000	-
Net cash provided by (used in) investing activities	3,256,000	2,994,000

Financing activities:
Proceeds from line of credit and term notes	245,000	1,175,000
Proceeds from related party debt	24,000	-
Payments on line of credit and term notes	(1,154,000)	(1,814,000)
Payments on related party debt	(750,000)	(955,000)
Proceeds from exercise of stock options and warrants	106,000	89,000
Member contribution to a consolidated partnership	-	591,000
Purchase of Company treasury stock	(35,000)	-
Distrubution paid to noncontrolling interests	(7,000)	-
Other	-	(15,000)
Net cash used in financing activities	(1,571,000)	(929,000)

Net increase in cash and cash equivalents	536,000	121,000

Cash and cash equivalents at beginning of year	182,000	61,000

Cash and cash equivalents at end of year	$ 718,000	$ 182,000

Supplemental disclosures of cash flow information:
Interest paid	$ 323,000	$ 1,486,000
Income taxes paid	$ 91,000	$ -

Noncash investing and financing activities:
Oil and gas properties received as a result of the dissolution of and distribution from an
unconsolidated affiliate	$ 756,000	$ -
Note payable entered into on behalf of third-party working interest owners and billed
out through current and long-term accounts receivables	$ 296,000	$ -
Purchase of property, plant and equipment through issuance of debt obligations	$ 25,000	$ -
Additions to asset retirement obligation	$ 16,000	$ -
Issuance of common stock in conversions of debt	$ -	$ 3,652,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(1)  Summary of Significant Accounting Policies
The Beard Company's (“Beard” or the "Company") accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America.  The more significant of such policies are briefly described below.

Nature of Business
The Company’s current significant operations are within the following segments: (1) the Oil and Gas (“Oil & Gas”) Segment,  (2) the Coal Reclamation (“Coal”) Segment, (3) the Carbon Dioxide (“CO2”) Segment, and (4) the e-Commerce (“e-Commerce”) Segment.  The Oil & Gas Segment is in the business of producing oil and gas.  The Coal Segment is in the business of operating coal fines reclamation facilities in the United States of America and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.  The CO2 Segment consists of the production of CO2 gas.  The e-Commerce Segment consists of a 71%-owned subsidiary that was attempting to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods.

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

Cash and Cash Equivalents
There were no cash equivalents at December 31, 2009 or 2008.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Receivables and Credit Policies
Accounts receivable include amounts due from (i) CO2, oil and natural gas from properties in which the Company owns an interest, and (ii) accrued interest receivable and uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Notes receivable are stated at principal amount plus accrued interest and are normally not collateralized.  Payments of accounts receivable are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the earliest unpaid invoices.  Payments of notes receivable are allocated first to accrued but unpaid interest with the remainder to the outstanding principal balance.  Trade accounts and notes receivable are stated at the amount management expects to collect from outstanding balances.  The carrying amounts of accounts receivable are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all notes receivable and accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation account and a credit to trade accounts receivable.  Changes to the valuation allowance have not been material to the financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

Inventories
Inventories consist primarily of tubular goods and other equipment for use on oil & gas properties operated by the Company.  Inventories are valued at the lower of cost, determined by specific identification, or market.

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

There were no impairments in 2008 or 2009.

Other Long-Term Liabilities
Other long-term liabilities consist of various items which are not payable within the next calendar year.

Fair Value of Financial Instruments
The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date.  As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company has a restricted certificate of deposit and it is categorized as Level 2.  There were no transfers in or out of Level 2 or Level 3 during the twelve months ended December 31, 2009.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$ 768,000	$ 718,000	$ 50,000	$ -
Total	$ 768,000	$ 718,000	$ 50,000	$ -

The Company had no financial assets accounted for on a non-recurring basis as of December 31, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2009 and the Company did not have any financial liabilities as of December 31, 2009.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

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

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

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

Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The fair value of the options granted in 2006 and 2009 was calculated using the following estimated weighted average assumptions:

	2006 Options	May 2009 Options	August 31, 2009 Options	August 31, 2009 Options	October 19, 2009 Options

Expected volatility	264.71%	368.70%	317.48%	324.51%	315.24%
Expected risk term (in years)	4.75	3.5	3.5	3.5	3.5
Risk-free interest rate	4.84%	2.50%	2.50%	2.50%	2.50%
Expected dividend yield	0%	0%	0%	0%	0%

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

Share-Based Compensation Expense
The Company uses the straight-line attribution method to recognize expense for unvested options.  The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company will re-evaluate the forfeiture rate annually and adjust as necessary.  The Company recognized $50,000 and $4,000 of share-based compensation expense, net of income taxes, under ASC 718 for 2009 and 2008, respectively.

As of December 31, 2009, there were $371,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 4.5 years.

Option Activity
A summary of the activity under the Company’s stock option plans for the periods indicated is as follows:

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	60,000	$0.765
Granted	-	-
Exercised	-	-
Cancelled A	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2008:	60,000	$0.765
Granted	186,000	$2.209
Exercised	(25,800)	$0.765
Cancelled	(30,000)	$0.765
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2009	190,200	$2.178
Options exercisable at December 31, 2009	4,200	$0.765
Options vested and options expected to vest at December 31, 2009A	190,200	$2.178
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

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

The table below contains the components of the common share and common equivalent share amounts (adjusted to reflect the 2-for-1 stock split effected on November 2, 2009) used in the calculation of earnings (loss) per share in the Company’s statements of operations:

	For the Year Ended December 31,
	2009	2008

Basic EPS
Weighted average common shares outstanding	19,852,325	14,335,592
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	544	182,214
	19,852,869	14,517,806

Diluted EPS
Weighted average common shares outstanding	19,852,325	14,335,592
Weighted average shares in deferred stock compensation plan treated as common stock equivalents	544	182,214
Convertible preferred shares treated as common stock equivalents	592,636	592,636
Convertible debt amounts treated as common stock equivalents	391,112	5,204,406
Stock options treated as common stock equivalents	113,655	120,000
Warrants issued in connection with debt offerings treated as common stock equivalents	214,033	470,474
	21,164,305	20,905,322

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable.  Accounts receivable from three parties comprised approximately 82% of the December 31, 2009 balances of accounts receivable.  Generally, the Company does not require collateral to support accounts and notes receivable.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Comprehensive Income
SFAS No. 130 establishes standards for reporting and display of “comprehensive income” and its components in a set of financial statements.  It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  During 2008 and 2009, the Company’s only significant items of comprehensive income related to foreign currency translation adjustments resulting from its equity investment in Xianghe BH Fertilizer Co., Ltd (“XBH”).  The assets and liabilities of XBH, a wholly-owned subsidiary of BEE/7HBF, LLC, in which Beard owned 50% through Beard Environmental Engineering, LLC (“BEE”), a wholly-owned subsidiary of Beard, and Beijing Beard Sino-American Bio-Tech Engineering Co., Ltd. (“BTEC”), a wholly-owned subsidiary of Beard, were stated in the local currency (the Chinese yuan renminbi, “RMB”) and were translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, while income and expenses are translated at average rates for the respective periods.  Translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss.  On December 31, 2008, Beard sold its interests in BEE/7HBF, LLC and, therefore, XBH to its former partner in BEE/7HBF, LLC.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Asset Retirement Obligations
The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated.  The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the balance sheet.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement costs.  The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.  If the obligation is settled for other than the carrying amount, a gain or loss is recognized on settlement.

A reconciliation of the asset retirement obligation for the years ended December 31, 2009 and 2008 is as follows:

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008

Asset retirement obligations as of beginning of year	$ 30,000	$ 30,000
Liabilities incurred	16,000	-
Distribution from unconsolidated affiliate	121,000	-
Accretion expense on discounted obligation	1,000	-
Asset retirement obligations as of end of year	168,000	30,000
Less current portion	-	-
Asset retirement obligation, long-term	$ 168,000	$ 30,000

Reclassifications
Certain 2008 balances have been reclassified to conform to the 2009 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
The accompanying financial statements have been prepared under the going concern assumption. Years of operating losses, negative working capital ratios and accumulated deficits have, in years past, raised doubts about the Company’s ability to continue as a going concern.

During 2009, the Company completed the following transactions which it believes alleviates those doubts:

•
In April 2009, the Company entered into an agreement to sell its remaining interests in the McElmo Dome Field for $5,200,000.  The sale generated a gain of $4,888,000.  The proceeds of the sale were used, among other things, to pay off outstanding debt, provide capital for additional investments, and increase working capital.

•
In June 2009, the Company received $825,000 as its share of a settlement in its lawsuit related to its e-Commerce segment, and reported a gain in the 2nd quarter.  The proceeds of this settlement enabled the Company to increase its working capital.

In addition to repaying debt and increasing working capital, the Company has used and intends to continue to use the proceeds of the above sale and settlement to fund new business developments and investments, including (1) working interests in the Dilworth oil and gas field; (2) continued investment in the Company’s Coal segment, including potential projects in Kentucky and Arkansas; and (3) investments in Geohedral, LLC, a mining exploration company.

The Company is also seeking other ways to improve its liquidity, including (1) the private placement of short-term notes and warrants and/or securing a bank line of credit facility to provide necessary bridge financing while the development of the Dilworth field continues; (2) listing the Company’s common stock with a nationally recognized stock exchange so as to enhance liquidity in the Company’s common stock, and (3) engaging an investment banking firm to pursue financing for a Coal segment project in Arkansas.

Although there can be no assurances that the Company will be successful in any of the above investing or financing activities, the Company believes that given its existing working capital, it has the ability to fund its operations and pay its obligations as they come due.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(3)  Discontinued Operations
China Segment
In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China.  The Company incurred losses of less than $1,000 and $944,000 for the years ended December 31, 2009 and 2008, respectively.  Under terms of an agreement finalized on December 31, 2008, the Company relinquished all of its ownership interests in the partnership which owned a fertilizer manufacturing plant operating in China and recorded a gain of $1,671,000.  The Company issued a six-month $47,000 promissory note to its former partner representing the Company’s 50% share of the accrued interest to December 31, 2008 on an $850,000 note.  This note was repaid in June of 2009.  The transaction resulted in the elimination of $785,000 in assets and $2,457,000 in debt and other liabilities of the two deconsolidated entities.  At December 31, 2009, the segment had no significant assets or liabilities in the remaining entities in the China Segment.  The Company expects to pay or otherwise be relieved of all liabilities of the segment prior to December 31, 2010.

BE/IM, WS & ITF Segments
The Company has three other discontinued segments: (1) the brine extraction/iodine manufacturing (“BE/IM”) segment, (2) the interstate travel facilities (“ITF”) segment, and (3) the well-servicing (“WS”) segment.  These segments were discontinued in 1999, 1999, and 2001, respectively, and the Company has been in the process of disposing of the segments’ assets and paying or otherwise eliminating their liabilities since the decisions were made to discontinue the segments.  The earnings (losses) of the segments are each separately less than $2,000 and net to an amount that would not round to a $1,000 earnings or loss figure for either of the years ended December 31, 2008 or 2009.  As of December 31, 2009, the significant assets of the discontinued segments are fixed assets totaling $20,000 which the Company expects to dispose of by December 31, 2010.  The significant liabilities of the three segments consist of trade payables and other accrued expenses and total $49,000.  The Company expects to dispose of the liabilities by December 31, 2010.

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

The Company’s preferred stock was mandatorily redeemable through December 31, 2002 from one-third of Beard’s consolidated net income.  At January 1, 2003, the stock was no longer redeemable, and each share of Beard preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) of Beard common stock.  The conversion ratio is adjusted periodically (i) for stock splits, and (ii) as additional warrants or convertible notes are issued, in each case at a value of less than $0.645825 per share.  Fractional shares will not be issued, and cash will be paid in redemption thereof.  At December 31, 2009 (after giving effect to a 2-for-1 stock split effected in November of 2009) each share of Beard preferred stock was convertible into 21.28876408 (592,636) shares of Beard common stock.  The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible.  In addition, preferred shares that have not been converted have preference in liquidation to the extent of their $100 per share stated value.

From 1995 through 1998 the Company redeemed or repurchased 63,412 of the preferred shares from the Institutions or from individuals to whom the Institutions had sold such shares.  The last 31,318 of such shares were purchased for $31.93 per share in 1998.

At December 31, 2009 and 2008, the convertible preferred stock was recorded at its estimated fair value of $889,000 or $31.93 per share versus its aggregate stated value of $2,784,000.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(5)  Investments and Other Assets
Investments and other assets consisted of the following:

	December 31,
	2009	2008

Investment in real estate limited partnerships	$ 13,000	$ 13,000
Investment in oil and gas prospect	-	24,000
Investment in and advances to Geohedral, LLC	222,000	-
Other assets	97,000	50,000
	$ 332,000	$ 87,000

Investment in Real Estate Limited Partnerships
The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004.  The Company recorded losses of $2,000 in 2006 and $4,000 in each of the years 2008 and 2009 from its share of the limited partnership’s operations.  These losses are attributable to the Company’s share of real estate taxes on the property held by the partnership.

Investment in oil & gas prospect
In 2008, the Company invested $24,000 in Beard Dilworth, LLC, (“BDLLC”), a limited liability company formed to develop an oil and gas prospect in north central Oklahoma.  The capitalized costs primarily involve the legal costs associated with the drafting of operating and partnership agreements.  The Company had invested another $790,000 in BDLLC, of which $760,000 was contributed to BDLLC and the remaining $30,000 in costs were additional costs of forming the entity.  The Company recorded $96,000 as its share of losses of BDLLC through December 31, 2009.  This entity was dissolved on December 31, 2009 and each of the partners, including the Company, received its prorata share of the assets and liabilities of BDLLC at that time.  Future revenues and expenses associated with the property distributed will be handled as a working interest in an oil and gas property as opposed to an equity investment in an LLC.

Investment in and Advances to Geohedral LLC.
In 2008, the Company contributed $440,000 for a 23.16375% ownership interest in Geohedral LLC (“Geohedral”).  Geohedral is involved in minerals exploration operations in southern Alaska.  The Company does not control Geohedral’s operations and, therefore, accounts for its investment using the equity method of accounting.  As a founding member, the Company received its initial units in the partnership at no cost.  In 2008, Geohedral raised $4,795,000, including the Company’s $440,000, to pay the cost of staking and filing mining claims.  The Company’s share of partnership losses for 2008 exceeded its total investment and, as a result, at December 31, 2008, the Company’s carrying value of its investment in Geohedral was written down to zero which was $277,000 less than its 23.16375% ownership in the underlying equity of Geohedral.  In 2009, the Company contributed another $592,000 to Geohedral and bought a 2.51625% additional interest from another partner for another $441,000.  The Company recorded $669,000 as its share of losses for the year ended December 31, 2009.  Additionally, at September 30, 2009, the Company’s carrying value of its investment was written down another $149,000.  The remaining $222,000 investment equals the Company’s 25.68% ownership in the underlying equity of Geohedral.  The Company also had $36,000 of receivables due from Geohedral at December 31, 2009 related to advances to fund the formation of the entity and its initial operations.  The receivables are due on demand and do not accrue interest.

The summarized unaudited financial information of Geohedral as of December 31, 2009 and 2008 and for the years then ended is as follows:

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

	2009	2008

Current assets	$ 664,000	$ 883,000
Current liabilities	(148,000)	(169,000)
Working capital (deficit)	$ 516,000	$ 714,000

Equipment, net	$ 109,000	$ 100,000
Other assets	$ 239,000	$ 383,000
Advances from members	$(7,342,000)	$(4,795,000)
Long-term debt	-	-
Members’ equity (deficit)	$ 864,000	$ 1,187,000

Revenue	$ -	$ -

Net loss	$ (2,855,000)	$ (3,511,000)
Items of comprehensive income (loss)	-	-
Comprehensive loss	$ (2,855,000)	$ (3,511,000)

Other assets
These assets consist primarily of deposits on hand with various regulatory agencies and vendors.  There were no impairments of these assets in 2008 or 2009.

(6)  Note and Other Long-term Receivables
Note and other long-term receivables consisted of the following:

	December 31,
	2009	2008

Note receivable	$ 30,000	$ -
Other long-term receivables	270,000	-
	$ 300,000	$ -

At December 31, 2009, the Company had a $30,000 note receivable from a related party.  The note is due on the date that the related party, a partner in the development of the Dilworth Field, receives its initial payment as an after payout working interest owner in the Field.  The Company anticipates that this will be in early 2011.  The note bears interest at the Wall Street Journal prime rate of 3.25% and is unsecured.

At December 31, 2009, the Company was distributed a long-term receivable totaling $302,000 upon the dissolution of Beard Dilworth, LLC.  Of the total amount, $32,000 is classified as accounts receivable and $270,000 is classified as a long-term receivable.  The receivable relates to the amounts due from the unrelated parties participating in the development of the Dilworth Field.  The Company bought two saltwater disposal wells for a total purchase price of $1,000,000.  The Company paid $600,000 in cash and gave a non-interest bearing note for $400,000 for the balance, payable in 48 installments of $8,333 beginning in August, 2010.  90% of the note payable will be collected from third party working interest owners as the Company makes payments to the noteholders.  The Company imputed interest on the note at 6.75% resulting in a discounted principal note balance of $336,000.  See Note 9.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(7)  Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following:

	December 31,
	2009	2008

Proved properties	$ 993,000	$ 290,000
Unproved properties	58,000	87,000
Support equipment and facilities used in oil and gas producing activities	37,000	-
Total oil and gas properties	1,088,000	377,000
Accumulated depreciation, depletion and amortization	(131,000)	(128,000)
Net oil and gas properties	957,000	249,000

Land	69,000	69,000
Buildings and land improvements	453,000	443,000
Machinery and equipment	477,000	485,000
Proved carbon dioxide properties	-	1,053,000
Other	166,000	134,000
Other property and equipment	1,165,000	2,184,000
Accumulated depreciation, depletion and amortization	(380,000)	(1,212,000)
Net other property and equipment	785,000	972,000
Net property, plant and equipment	$1,742,000	$1,221,000

The Company incurred $83,000 and $65,000 of depreciation, depletion and amortization expense for property, plant and equipment for 2009 and 2008, respectively.

(8)  Intangible Assets
Intangible assets are summarized as follows:

	December 31,
	2009	2008

Debt issuance costs	$ 74,000	$ 74,000
Other	1,000	1,000
	$ 75,000	$ 75,000

Accumulated amortization is summarized as follows:

	December 31,
	2009	2008

Debt issuance costs	$ 71,000	$ 65,000
Other	1,000	1,000
	$ 72,000	$ 66,000

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

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

During 2006, the Company capitalized $16,000 of costs associated with the issuance of the 12% Convertible Subordinated Series A and Series B Notes due August 30, 2008 and November 30, 2008, respectively.  These notes were converted to the Company’s common stock in 2008 and the unamortized costs of the 12% notes due in 2008 were expensed at that time. In 2007, the Company capitalized $57,000 of costs associated with revising the terms of its reducing revolving credit facility with a local bank.  These costs were fully amortized by the end of 2008.  In 2008, the Company capitalized $10,000 of costs associated with revising the terms of its reducing revolving credit facility with the local bank.  These costs were fully amortized by the end of 2009, the maturity date of the 2008 note.

The Company incurred $6,000 and $79,000 of amortization expense for 2009 and 2008, respectively.  In addition, in 2008, the Company wrote off another $52,000 of previously capitalized costs associated with several of the debt offerings that were converted to the Company’s common stock in the third and fourth quarters of 2008.  In 2007, the Company wrote off another $13,000 of previously unamortized costs associated with unsuccessful attempts to gain a patent in its e-Commerce Segment.  If no capital assets are added, amortization expense is expected to be $3,000 in 2010 and 2011.

(9)  Long-term Debt
Long-term debt is summarized as follows:

	December 31,
	2009	2008

Coal (a)	$ 31,000	$ 29,000
Coal (d)	400,000	446,000
12% Convertible Subordinated Notes due August, 2009 (b)	-	440,000
8% Note due June, 2009 (f)	-	47,000
Revolving Credit Facility (e)	-	800,000
6.75% Note due July, 2014 (g)	336,000	-
Loans including accrued interest – affiliated entities (c)	1,971,000	2,250,000
	2,738,000	4,012,000
Less current maturities	78,000	1,342,000
Long-term debt	$ 2,660,000	$ 2,670,000

(a)
At December 31, 2009, the Company’s Coal Segment had two notes payable with a total balance due of $31,000.  The first note, with a balance of $20,000 at December 31, 2009, bears interest at an imputed rate of 6.74%, requires monthly payments of principal and interest totaling $575 and matures in 2013.  The note is secured by an automobile with an approximate book value of $19,000 at December 31, 2009.  The second note, with a balance of $11,000 at December 31, 2009, bears interest at an imputed rate of 14.84%, requires monthly payments of principal and interest of $296 and matures in 2014.  The note is secured by an office copier with an approximate book value of $11,000 at December 31, 2009.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(b)
In June of 2005, the Company arranged for an investment banking firm to commence a private debt placement of up to $2,004,102 of its 12% Convertible Subordinated Notes (the “2009 Notes”) due August 31, 2009.  As part of the offering, holders of the remaining $804,102 of 10% Notes due November 30, 2006 were given the right to exchange such notes for the 2009 Notes.  Holders of $624,000 of the 10% Notes did exchange their notes and the Company sold an additional $511,000 of the 2009 Notes bringing the total of the 2009 Notes outstanding to $1,135,000 at December 31, 2005.  The Company began paying interest only on a semi-annual basis effective February 28, 2006.  Such payments were to be made until the August 31, 2009 maturity date, at which time the Company was to make a balloon payment of the outstanding principal balance plus accrued and unpaid interest.  The 2009 Notes were convertible into shares of the Company’s common stock.  The conversion price for the 2009 Notes was determined by the weighted average price of Beard common stock during the 90-day period preceding the date each subscription was received by the Company, subject to the proviso that all notes issued in connection with subscriptions received on or before July 15, 2005, would have a conversion price of $2.25.  The Company had the right to force conversion of the 2009 Notes after February 28, 2007 if the weighted average sales price of its common stock had been more than two times the conversion price for more than 60 consecutive trading days.  These notes were convertible into 1,008,888 shares of the Company’s common stock.  The unrelated third party which purchased $500,000 of the 10% Notes---see footnote (b) above---was allowed to retain its security interest in the McElmo Dome collateral to the extent of $390,000 (the remaining principal balance of its note).  On December 18, 2008, the Company advised the holders of $1,135,000 of these notes of its plans to force conversion of the notes to common stock.  The Company offered to pay the holders interest to February 28, 2009 if they would voluntarily convert their 2009 Notes as of December 31, 2008.  Holders of $695,000 of these notes voluntarily elected to convert their 2009 Notes.  As a result, the Company issued 617,774 of its common shares as of December 31, 2008.  In February of 2006, the Company sold another $193,000 of the 2009 Notes.  These notes were convertible into 290,830 shares of the Company’s common stock.   On December 16, 2008, the Company notified these 2009 Note holders that they must convert such 2009 Notes prior to January 15, 2009, or the 2009 Notes would become void on January 16, 2009.  The Company offered to pay these 2009 Note holders interest to January 15, 2009 if they would voluntarily convert as of December 31, 2008.  The conversion prices of these 2009 Notes were from $0.662 to $0.6695 per share.  All of these 2009 Note holders voluntarily elected to convert as of December 31, 2008 and, as a result, the Company issued 290,824 of its common shares as of such date and cash payments were made in lieu of the remaining six shares which would otherwise have been payable as fractional shares.

(c)
At December 31, 2009, the Company had borrowed $1,971,000 from an affiliated entity of the Chairman of the Company under terms of a note that bears interest at 10%.  Such borrowings had been subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the McElmo Dome Field. The Company sold its remaining interest in the Field, effective March 1, 2009, and the affiliated entity released the Deed of Trust, Assignment of Production, Security Agreement and Financing Statement and, as result, the note is unsecured.  At December 31, 2009, the Company had paid all accrued interest on this note through the end of the year.  The note, which was due to be repaid on April 1, 2010, has been extended to April 1, 2011.

(d)
On October 29, 2008, the Company through its Coal Segment subsidiary borrowed $458,400 to purchase two structures situated on roughly 13 acres of land near Somerset, PA.  The note bears interest at 6% and is payable in 120 monthly installments of $5,089 beginning effective May 1, 2008 provided however that the remaining balance due on May 1, 2011 ($348,370) shall be paid in full on that date.  If the balance is not paid on May 1, 2011, the interest rate on the unpaid portion increases two (2) percent per year until paid.  The Company had made two earlier payments totaling $10,000 which were applied to the purchase price of the property.  The note is secured by the property which at December 31, 2009 had a net book value of $482,000.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(e)
On March 28, 2006, the Company obtained a $350,000 reducing revolving credit facility from a local bank (the “2006 Facility”.  Terms of the 2006 Facility provided that on April 30, 2006, and on the last day of each month thereafter, the principal amount of the note was to be reduced by $10,000.  Such borrowing was subject to a Deed of Trust, Assignment of Production, Security Agreement and Financing Statement recorded against the Company’s working and overriding royalty interests in the Yuma County, Colorado gas wells.  The Company paid $30,000, which it capitalized, to another note holder to subordinate its note to the new lender.  The Company borrowed a maximum of $290,000 under the terms of the 2006 Facility, and the balance outstanding at December 31, 2006 was $260,000. The note bore interest at the Wall Street Journal Prime Rate plus 1.5% and was payable monthly.  The note was to mature on September 30, 2007.  On June 8, 2007, however, the Company consummated a $1,500,000 long-term bank revolving reducing line of credit (the “2007 Facility”) collateralized by a priority position in its interest in the McElmo Dome field (the “Collateral”) and the remaining balance of $220,000 on the 2006 Facility was repaid.  Initially, the Company could borrow up to $1,500,000 under the new line but that limit began reducing by $50,000 per month starting on July 31, 2007 and was to be fully repaid by December 31, 2008.  On October 11, 2007, the Company entered into a Change of Terms Agreement on the 2007 Facility whereby no principal reduction was required on the facility for the months of July through October of 2007, only a $25,000 reduction was required in November and December of 2007, a $50,000 reduction in January and February of 2008, and a $75,000 per month reduction was required in March through December of 2008.  At December 31, 2007, the balance outstanding on the 2007 Facility was $1,375,000.  The line accrued interest at 1.5% above the Wall Street Journal Prime Rate which at December 31, 2007 was 7.25%.  In connection with the sale of 35% of the Company’s interest in the McElmo Dome Unit on March 26, 2008, the Company entered into a new Change in Terms Agreement on March 25, 2008, whereby the 2007 Facility was modified to reduce the maximum credit available under the facility to $1,000,000 and to change the required monthly reductions to $50,000 per month beginning April 30, 2008.  The Company reduced the outstanding principal balance under the 2007 Facility to zero on March 28, 2008.   As part of the agreement for the 2007 Facility, all prior liens held by third parties were released, and the bank agreed to grant a partial release covering 35% of the Collateral.  The third parties then placed new liens against the Collateral reflecting their respective positions which were again subordinate to the bank’s secured position.  The Company borrowed $800,000 on the 2007 Facility during the third and fourth quarters of 2008 before it finalized terms of a new $1,000,000 loan agreement (the “2008 Facility”) with the same local bank on December 8, 2008.  The $800,000 was included in the 2008 Facility which bore interest at an effective rate that is defined as equal to the Wall Street Journal Prime Rate plus 1.5% with a floor of 6%.  The interest was payable monthly.  The agreement provided that, beginning January 31, 2009, the maximum outstanding principal amount was to be reduced by $50,000 per month throughout the term of the note.  The 2008 Facility was to mature on December 31, 2009.  The 2008 Facility was collateralized by all of the Company’s interest in the McElmo Dome Field and a 5% interest in Geohedral LLC, the mining partnership currently exploring for minerals in Alaska.  With the sale of 65% of the Company’s interest in the McElmo Dome Unit on April 14, 2009, the Company was able to repay the December 31, 2008 balance of $800,000, another $150,000 borrowed on the 2008 Facility in the first quarter of 2009 and accrued interest on the balances which totaled $18,000 for 2009.  The local bank released the collateral with the sale and the repayment of the outstanding principal balance on the 2008 Facility.

(f)
On December 31, 2008, as part of the disposition of the Company’s interest in the partnership owning the fertilizer plant in China, the Company agreed to pay one-half of the accrued interest, or $47,000, due to its former partner on the 3.83% Loan due February, 2010.  The Company signed an unsecured note bearing interest at 8%, due June 30, 2009 at which time the note and accrued interest was repaid.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(g)
On September 11, 2009, the Company, on behalf of the Dilworth Field working interest partners purchased from the Court appointed receiver managing the Dilworth Field, the oil and gas leaseholds, minerals, royalty interests, brine leases, wellbores, equipment, contracts, easements, agreements and general intangibles related to (i) the 320-acre tract upon which the Thirsty 18-1 water disposal well (“SWDW”) and (ii) the 160-acre tract upon which the Fitzgerald 1-18 SWDW are situated.  The purchase price was $1,000,000.  The Company paid $600,000 in cash and, on September 14, 2009, executed a $400,000 note payable in 48 installments of $8,333 commencing on August 15, 2010 with the final installment on July 15, 2014.  The note is noninterest bearing unless not paid in full by the final installment date at which time the note shall bear interest at 15%.  The Company imputed interest on the note at a rate of 6.75% and recorded a note payable balance of $326,000.  The accrued but unpaid interest will be added to the principal before payments begin in August, 2010.  The accrued but unpaid interest for 2009 was $7,000 and will amount to $19,000 before payments begin in August, 2010.  The note is secured by a Mortgage and Security Agreement covering the tracts on which the SWDW’s are located.

At December 31, 2009, the annual maturities of debt are $78,000 in 2010, $2,422,000 in 2011, $95,000 in 2012 and $155,000  thereafter.

The Company incurred $232,000 and $599,000 of interest expense relating to debt to related parties in 2009 and 2008, respectively.  The Company paid $232,000 and $501,000 of those amounts for 2009 and 2008, respectively.

The weighted average interest rates for the Company’s short-term borrowings were 13.11% and 12.2% as of December 31, 2009 and 2008, respectively.

(10)  Operating Leases
Noncancelable operating leases for continuing operations relate principally to office space, vehicles and operating equipment.  Gross future minimum payments under such leases as of December 31, 2009 are summarized as follows:

Year	Amount
2010	$ 112,000
2011	112,000
2012	111,000
2013	83,000
2014	-
$ 418,000

Rent expense under operating leases aggregated $108,000 and$152,000 in 2009 and 2008, respectively.

(11)  Income Taxes
Total income tax expense (benefit) was allocated as follows:

December 31,
	2009	2008

Continuing operations	$ 62,000	$ 25,000
Discontinued operations	-	-
	$ 62,000	$ 25,000

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

Current income tax expense (benefit) from continuing operations consisted of:

December 31,
	2009	2008

U. S. Federal	$ 62,000	$ 25,000
Various states	-	-
	$ 62,000	$ 25,000

Total income tax expense (benefit) allocated to continuing operations differed from the amounts computed by applying the U. S. federal income tax rate to loss from continuing operations before income taxes as a result of the following:

	December 31,
	2009	2008

Computed U.S. federal statutory expense (benefit)	$ 1,027,000	$ 1,185,000
Federal alternative minimum tax (benefit)	62,000	25,000
State income tax expense (benefit)	-	-
Increase (decrease) in the valuation allowance for deferred assets	(1,027,000)	(1,185,000)
	$ 62,000	$ 25,000

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets – tax effect of:
Net operating loss carryforwards	$1,110,000	$1,713,000
Statutory depletion	1,275,000	1,275,000
Other, principally investments and property, plant and equipment	201,000	296,000
Total gross deferred tax assets	$2,586,000	$3,284,000
Less valuation allowance	(2,558,000)	(3,261,000)
Deferred tax liabilities	(28,000)	(23,000)
Net deferred tax asset/liability	$ -	$ -

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

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

The Company is not currently undergoing any specific audit by any federal, state or local taxing authority.  The Company is no longer subject to income tax examinations by tax authorities before 2005 except to the extent that the net operating losses (the “NOL’s”) of the Company could be adjusted.  To the extent that the NOLs were used to reduce taxes payable in an open year including 2005 and any later year, any adjustment could result in additional taxes payable.  There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations of interest, penalties or effects on income tax rates related to such uncertainties.

Prior to December 31, 2009, the Company had federal NOL carryforwards of approximately $2.9 million and tax depletion carryforwards of approximately $3.45 million.   The NOL amounts will expire from 2021 to 2027.  These carryforwards may be limited if the Company undergoes a significant ownership change.

(12)  Deferred Compensation Plans
The Company has adopted a series of deferred compensation plans for certain key executives and the board of directors which provide for payments in the form of the Company’s common stock upon (i) the death, disability, retirement or termination of the participant or (ii) termination of the plans.  Under such plans, the number of shares of stock credited to each participant’s account is equal to the amount of compensation deferred divided by the fair market value of the stock on the deferral date.  1,600,000 shares of stock were authorized for issuance under the third plan (the “2003-2 Plan”), adopted in September of 2003 and amended in February of 2004.  As of December 31, 2004, there were 1,425,432 shares reserved for distribution under the 2003-2 Plan and another 170,190 shares were reserved for distribution in 2005 before the plan’s termination on November 17, 2005.  A total of 435,306 shares from the 2003-2 Plan were distributed to the participants in 2005, along with an immaterial cash payment for fractional shares.  Another 197,224, 132,270, 132,270 and 132,270 shares from the 2003-2 Plan were distributed to the participants in 2006, 2007, 2008 and 2009, respectively.  The Company will distribute the remaining 566,276 shares in the following years, according to the binding elections of the participants:

Year(s)	Total Shares
2010-2011 (132,268 shares per year)	264,536
2012	132,264
2013-2014 (84,738 shares per year)	169,476
Total	566,276

The Company adopted a fourth plan, the 2005 Deferred Stock Compensation Plan, on November 17, 2005 and 200,000 total shares of stock were authorized for issuance under this plan.  On April 27, 2006 and April 26, 2007 the authorized shares were increased to 400,000 and 800,000, respectively.  As of December 31, 2007, 720,084 shares were reserved for distribution under this plan, none of which have been issued at such date.  As of February 29, 2008, the authorized shares in the plan had been exhausted and the plan was terminated.  799,994 shares were distributed to the participants in March of 2008, together with an immaterial cash payment for fractional shares.

The weighted-average fair values of stock units issued under the plans were none and $0.295 for 2009 and 2008, respectively.  All amounts adjusted to reflect the 2-for-1 stock split effected on November 2, 2009.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

(13)  Employee Benefit Plan
Employees of the Company participate in either of two defined contribution plans with features under Section 401(k) of the Internal Revenue Code.  The purpose of the Plans is to provide retirement, disability and death benefits for all full-time employees of the Company who meet certain service requirements.  One of the plans allows voluntary "savings" contributions up to a maximum of 50%, and the Company matches 100% of each employee’s contribution up to 5% of such employee's compensation.  The second plan covers those employees in the Coal Segment and allows voluntary “savings” contributions up to a maximum of 40%.  Under this plan, the Company contributes $1.00 per hour of service performed for hourly employees and up to 6% of compensation for salaried employees regardless of the employees’ contribution.  The Company’s contributions under both plans are limited to the maximum amount that can be deducted for income tax purposes.  Benefits payable under the plans are limited to the amount of plan assets allocable to the account of each plan participant.  The Company retains the right to modify, amend or terminate the plans at any time.  Effective July 16, 2002 the Company notified all participants in the two plans that it was suspending the 100% match until further notice.  In November 2006 the Company, according to the terms of a union contract, notified the union participants employed at the Coal Segment’s coal fines recovery facility in West Virginia that it had re-instituted the 100% match (effective with each employee’s date of hire), and $9,000 of contributions were made to the plan during the remainder of the year.  The Company made contributions totaling $11,000 under terms of this plan in 2007.  With the Company surrendering its remaining 25% interest in the Company’s West Virginia coal fines recovery facility in May of 2007, the Company no longer has any union employees for which such contributions would be required.  No other contributions were made to the plans in 2008 or 2009.

(14)  Commitments and Contingencies
In the normal course of business various actions and claims have been brought or asserted against the Company.  Management does not consider them to be material to the Company's financial position, liquidity or future results of operations.

(15)  Business Segment Information
The Company manages its business by products and services and by geographic location (by country).  The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes.  The Company had four reportable segments in 2007, 2008 and 2009.  The segments are Oil & Gas, Coal, Carbon Dioxide, and e-Commerce,

The Oil & Gas Segment is in the business of producing of oil and gas.  The Coal Segment is in the business of operating coal fines reclamation facilities in the U.S. and provides slurry pond core drilling services, fine coal laboratory analytical services and consulting services.  The CO2 Segment consists of the production of CO2 gas.  The e-Commerce Segment consists of a 71%-owned subsidiary that was attempting to develop business opportunities to leverage a subsidiary’s intellectual property portfolio of Internet payment methods and technologies.

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

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

	Oil & Gas	Coal	Carbon Dioxide	e-Commerce	Totals
2009
Revenues from external customers	$ 150	$ 38	$ 310	$ 3	$ 501
Interest income	12	-	-	-	12
Interest expense	7	29	-	-	36
Depreciation, depletion and amortization	33	31	7	-	71
Segment profit (loss)	36	(622)	302	773	489
Segment assets	2,531	865	1	-	3,397
Expenditures for segment assets	702	46	4	-	752

2008
Revenues from external customers	$ 108	$ 23	$1,369	$ 5	$1,505
Interest income	-	-	-	-	-
Interest expense	-	20	-	-	20
Depreciation, depletion and amortization	15	15	27	-	57
Segment profit (loss)	25	(506)	1,162	(123)	558
Segment assets	297	819	360	4	1,480
Expenditures for segment assets	-	538	8	-	546

Reconciliation of reportable segment revenues to consolidated revenues is as follows (in thousands):

December 31,
	2009	2008

Total revenue for reportable segments	$ 501	$ 1,505
Revenue from corporate activities not allocated to segments	-	-
Total consolidated revenues	$ 501	$ 1,505

Reconciliation of reportable segment interest income to consolidated interest income is as follows (in thousands):

	December 31,
	2009	2008

Total interest income for reportable segments	$ 12	$ -
Interest income from corporate activities not allocated to segments	14	-
Total consolidated interest income	$ 26	$ -

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

Reconciliation of reportable segment interest expense to consolidated interest expense is as follows (in thousands):

	December 31,
	2009	2008

Total interest expense for reportable segments	$ 36	$ 20
Interest expense from corporate activities not allocated to segments	259	693
Total consolidated interest expense	$ 295	$ 713

Reconciliation of reportable segment depreciation, depletion and amortization to consolidated depreciation, depletion and amortization is as follows (in thousands):

	December 31,
	2009	2008

Total depreciation, depletion and amortization for reportable segments	$ 71	$ 57
Corporate depreciation and amortization not allocated to segments	18	150
Total consolidated depreciation, depletion and amortization	$ 89	$ 207

Reconciliation of total reportable segment profit (loss) to consolidated loss from continuing operations before income taxes is as follows (in thousands):

	December 31,
	2009	2008

Total earnings for reportable segments	$ 489	$ 558
Net corporate income not allocated to segments	2,445	2,778
Total consolidated earnings from continuing operations	$ 2,934	$ 3,336

Reconciliation of reportable segment assets to consolidated assets is as follows (in thousands):

	December 31,
	2009	2008

Total assets for reportable segments	$ 3,397	$ 1,480
Assets of discontinued operations	20	26
Corporate assets not allocated to segments	998	259
Total consolidated assets	$ 4,415	$ 1,765

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

Reconciliation of expenditures for segment assets to total expenditures for assets is as follows (in thousands):

	December 31,
	2009	2008

Total expenditures for assets for reportable segments	$ 752	$ 546
Expenditure for assets of discontinued operations	-	-
Corporate expenditures not allocated to segments	33	29
Total expenditures for assets	$ 785	$ 575

All of 2008 and 2009 segment revenues were derived from customers in the United States of America.  All remaining continuing segment assets are located in the United States of America.

The Company’s oil and gas revenues are received from two parties in the Oil & Gas Segment who market the oil and natural gas to numerous end users on behalf of the interest owners who elect to participate in such sales.  During 2009 and 2008, sales by these two operators accounted for 17% and 7%, respectively, of the Company’s segment revenues and all of the Oil & Gas Segment’s revenues.  During the year 2009, three customers accounted for 91% of the Coal Segment’s and 6% of the Company’s continuing revenues.  During the year 2008, one customer accounted for 89% of the Coal Segment’s and 2% of the Company’s continuing revenues.   All of the e-Commerce Segment’s 2008 and 2009 revenues were derived from one customer.  In 2008 and 2009, the Company’s CO2 revenues were received from three parties in the CO2 Segment who market the CO2 gas to numerous end users on behalf of the interest owners who elect to participate in such sales.   During 2009 and 2008, sales by these parties accounted for 61% and 91%, respectively, of the Company’s continuing segment revenues and all of the Carbon Dioxide Segment’s revenues.

(16)  Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands except per share data)
Revenues	$ 307	$ 43	$ 79	$ 72
Operating profit (loss)	(188)	(427)	(478)	(554)
Earnings (loss) from continuing operations	(279)	5,137	(1,137)	(849)
Earnings (loss) from discontinued operations	6	(6)	-	(1)
Net earnings (loss)	(273)	5,131	(1,137)	(850)
Basic earnings (loss) Per share	(0.02)	0.26	(0.05)	(0.05)
Diluted earnings (loss) Per share	(0.02)	0.25	(0.05)	(0.04)

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands except per share data)
Revenues	$ 378	$ 373	$ 376	$ 378
Operating profit (loss)	(47)	(127)	(156)	(204)
Earnings (loss) from continuing operations	3,026,000	(283)	(378)	946
Loss from discontinued operations	(258)	(233)	(232)	(224)
Net earnings (loss)	2,768,000	(516)	(610)	722
Basic loss per share	0.22	(0.04)	(0.04)	0.04
Diluted loss per share	0.20	(0.04)	(0.04)	0.03

The quarterly information presented above has been restated to conform to the final year-end 2008 presentation.

In the fourth quarter of 2008, the Company expensed $52,000 of capitalized costs associated with obtaining debt financing when the majority of the relevant debt was converted to the Company’s common stock. The Company recorded no impairments in 2009.

(17)   Subsequent events
On March 23, 2010, the Company commenced a private placement of $700,000 of 6-Month 10% short-term notes coupled with 3-year warrants to purchase 140,000 shares of the Company’s common stock at an exercise price of $3.00 per share.   As of April 15, 2010, subscriptions for $275,000 of Notes have been received, and the Company has closed on $275,000 of the Notes.   Purpose of the offering is to provide the Company with the necessary working capital to bridge the gap until cash flow from the Dilworth Field or funds from a bank line of credit become available in amounts sufficient to meet the Company’s needs.

The offering is targeted to close on June 30, 2010.  However, we plan to extend the offering beyond June 30, and from time to time as needed, if the full amount has not been raised by such date.  We ultimately plan to terminate the offering in the event a new bank facility sufficient to satisfy our needs is in place, even if the full amount has not already been raised by such date.  Purpose of the offering is to provide us with the necessary working capital to bridge the gap until cash flow from the Dilworth Field or funds from a bank line of credit become available in amounts sufficient to meet our needs.

(18)  Impact of Recently Issued Accounting Pronouncements
In May of 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165” or “ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., whether the evaluation date represents the date the financial statements were issued or were available to be issued).  This statement became effective for interim or annual reporting periods ending after June 15, 2009.  During the year ended December 31, 2009, the Company adopted ASC 165.  The Company evaluated subsequent events through the date the financial statements were issued on April 15, 2010.  The adoption of ASC 165 did not have a significant impact on the Company’s consolidated financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or “ASU 2009-01”).  ASU 2009-01 confirmed that The FASB Accounting Standards Codification (the “Codification”) is to be the single official source of authoritative U.S. generally accepted accounting principles ("GAAP") (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative GAAP will exist, and all other literature will be considered non-authoritative. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the Codification beginning in the third quarter of 2009.  The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB” or “ASC 805”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141.  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ending December 31, 2009).  The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160” or “ASC 810”).  ASC 810 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement was effective for fiscal years beginning on or after December 15, 2008, (the Company’s fiscal year ending December 31, 2009).  The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the SEC published a final rule, “Modernization of Oil and Gas Reporting” (“ASC 2010-3”) The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves. In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserve preparer, (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year end prices. The new requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company adopted this final rule as of December 31, 2009. The adoption of the rule resulted in a lower price used in reserve calculations and a decrease in 2009 reserves.  Updated disclosures are included in Item 2. “Properties—Proved Oil and Natural Gas Reserves” and Note 19 to our consolidated financial statements included in this report.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

In January 2010, the FASB issued Accounting Standards Update 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (currently codified in FASB ASC Topic 932, “Extractive Activities – Oil & Gas”), or FASB ASC 932.  The purpose of the amendments in this Update is to align the oil and gas reserve estimation and disclosure requirements of FASB ASC 932 with the requirements in the SEC’s final rule, “Modernization of Oil and Gas Reporting.” The amendments to FASB ASC 932 are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company adopted FASB ASC 932 effective December 31, 2009, the impact of which is noted above.

The FASB, or other standards-setting bodies, have proposed or issued other accounting standards that will either not require adoption until some date in the future or are not expected to have a material impact on the Company’s consolidated financial statements.

(19)  Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)
The following unaudited information regarding the Company’s oil and natural gas reserves is presented pursuant to the disclosure requirements by the Securities and Exchange Commission and the FASB.

Costs Incurred Related to Oil and Gas Producing Activities
The Company had no direct costs incurred related to oil and gas producing activities during the years ended December 31, 2009 or 2008.  The Company’s share of its unconsolidated affiliate’s costs of acquisition, exploration, and development prior to the unconsolidated affiliate’s dissolution on December 31, 2009 for the year ended December 31, 2009 approximated $630,000.

Proved Reserves
The Company’s proved oil and gas reserves have been estimated by independent petroleum engineers.  Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.  Proved reserves exclude volumes deliverable to others under production payments or retained interests.

The following table presents the Company’s estimated proved developed and proved undeveloped reserves by product.

	Proved Reserves
	Oil (barrels)	Natural Gas (mcf)

December 31, 2007	-	176,000
Revision of previous estimates	-	(15,000)
Production	-	(18,000)
December 31, 2008	-	143,000
Distribution of unconsolidated affiliates	374,900	1,528,000
Revision of previous estimates	-	21,000
Production	-	(21,000)
December 31, 2009	374,900	1,671,000

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil (barrels)	Natural Gas (mcf)	Oil (barrels)	Natural Gas (mcf

December 31, 2008	-	143,000	-	-

December 31, 2009	374,900	1,671,000	-	-

Standardized Measure
The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board.  Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce year-end estimated proved reserves.  Prior to 2009, standardized measure was calculated using year-end oil and gas prices and costs.

Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

Estimated well abandonment costs are deducted from the standardized measure using year-end costs and discounted at the 10% rate.  Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values as of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

The standardized measure does not represent management’s estimate of the Company’s future cash flows or the value of proved oil and gas reserves.  Probable and possible reserves, which may become proved in the future, are excluded from the calculations.  Furthermore, prices used to determine the standardized measure are influenced by supply and demand as effected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

The table below reflects the standardized measure of discounted future net cash flows related to the Company’s interest in proved reserves.

	December 31,
	2009	2008

Future cash inflows	$ 26,556,000	$ 523,000
Future production costs	(11,046,000)	(305,000)
Asset retirement obligation	(223,000)	(34,000)
Future income tax expense	(4,199,000)	(35,000)
Future net cash flows	11,088,000	149,000
10% discount to reflect timing of cash flows	4,084,000	30,000
Standardized measure of discounted future net cash flows	$ 7,004,000	$ 119,000

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2009 and 2008

The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

	Year Ended December 31,
	2009	2008

Beginning balance	$ 119,000	$ 244,000
Distribution from unconsolidated affiliate	6,876,000	-
Oil and gas sales, net of production costs	(53,000)	(67,000)
Net changes in prices and production costs	32,000	(160,000)
Revisions of quantity estimates	26,000	(17,000)
Accretion of discount	15,000	34,000
Net changes in income taxes	(5,000)	58,000
Other	(6,000)	27,000
Ending balance	$ 7,004,000	$ 119,000

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No matters require disclosure here.

Item 9A.  Controls and Procedures.

See “Item 8. Financial Statements and Supplemental Data” for Managements Annual Report on Internal Control Over Financial Reporting.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule a-15(f) under the Exchange Act) were not effective as discussed in Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are currently reviewing our controls and procedures in light of our executive officers’ conclusion.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2009, that was not reported.

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

3. Exhibits. The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company (“Beard Oil”) and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins (“Wiggins”) and Ken Kamon (“Kamon”), as Buyer.  (This Exhibit has been previously filed as Exhibit 99.2 to Registrant’s Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

2.2
Letter Agreement dated December 24, 2008, by and between Registrant and &HBF, Ltd.  (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 8-K, Current Report, filed on January 8, 2009, and same is incorporated herein by reference).

2.3
Letter Agreement dated April 14, 2009 by and between Beard Oil and Registrant, as Seller, and Wiggins as Buyer re sale of McElmo Dome.  (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 8-K, Current Report, filed on April 21, 2009, and same is incorporated herein by reference).

2.4
Assignment and Bill of Sale covering the interests involved in the sale of McElmo Dome by and among Registrant, Beard Oil, Wiggins and Ken Kamon dated as of March 1, 2009.  (This Exhibit has been previously filed as Exhibit 10.2 to Registrant’s Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

2.5
Offer to purchase by Registrant to Summit Bank, N.A. (“Summit”) dated March 25, 2009.  (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 8-K, Current Report, filed on April 23, 2009, and same is incorporated herein by reference).

2.6
Assignment from Summit to BDLLC dated April 16, 2009.  (This Exhibit has been previously filed as Exhibit 10.2 to Registrant’s Form 8-K, Current Report, filed on April 23, 2009, and same is incorporated herein by reference).

2.7
Acquisition and Joint Development Agreement effective June 30, 2009, by and among BDLLC, RSE Energy, LLC (“RSE”), True Energy Exploration, LLC (“True”), Royal Energy, LLC (“Royal”), Registrant, Subsurface Minerals Group, LLC (“SMG”) and Beard Oil.  (This Exhibit has been previously filed as Exhibit 2.1 to Registrant’s Form 8-K, Current Report, filed on July 10,, 2009, and same is incorporated herein by reference).

2.8
Settlement and License Agreement dated as of June 1, 2009 between starpay.com, l.l.c., VIMACHINE, Inc., Registrant, Marc Messner, Kirit Talati, MEDICALMAP---EMR, LLC and Visa International Service Association & Visa U.S.A. Inc.  (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 8-K, Current Report, filed on July 17, 2009, and same is incorporated herein by reference).

2.9	Agreement dated as of September 25, 2009 by and between P. Jan Cannon and Registrant concerning the purchase by Registrant of an additional interest in Geohedral LLC.
2.10	Amendment No. 1 to Acquisition and Joint Development Agreement effective December 31, 2009, by and among BDLLC, RSE, True,Royal, Registrant, SMG and Beard Oil.
3 (I)	Articles of incorporation
3.I
Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 14, 2009.  (This Exhibit has been previously filed as Exhibit 3(I) to Registrant’s Form 8-K, Current Report, filed on September 14, 2009, and same is incorporated herein by reference).

3 (II)	By-laws
3.II	Registrant’s By-laws as currently in effect.
4	Instruments defining the rights of security holders
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

10.4
Restated and Amended Letter Loan Agreement by and between Registrant and William M. Beard and Lu Beard, as Trustees (the “Trustees”) of The William M. Beard and Lu Beard 1988 Charitable Unitrust (“the Unitrust”) dated June 13, 2007.  (This Exhibit, which superseded all prior Agreements between the parties, has been previously filed as Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed on August 20, 2007, and same is incorporated herein by reference).

10.5
Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 25, 2008.  (This Exhibit, which superseded all prior Agreements between the parties, has been previously filed as Exhibit 99.7 to Registrant’s Form 8-K Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

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

10.9
Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008, by and among the Unitrust, Boatright Family, L.L.C. (“Boatright”), McElmo Dome Nominee, LLC (“Nominee”) and Registrant.  (This Exhibit has been previously filed as Exhibit 99.5 to Registrant’s Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.10
Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008, by and between the Unitrust and Registrant.  (This Exhibit has been previously filed as Exhibit 99.6 to Registrant’s Form 8-K, Current Report, filed on March 31, 2008, and same is incorporated herein by reference).

10.11	Amended and Restated Business Loan Agreement dated December 8, 2008, by and among Registrant and First Fidelity Bank, N.A. (“FFB”).
10.12
Promissory Note dated December 8, 2008, by and between Registrant and FFB.  (This Exhibit has been previously filed as Exhibit 10.13 to Registrant’s Form 10-K for the period ended December 31, 2008, filed on April 15, 2009, and same is incorporated herein by reference).

10.13
Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of December 8, 2008 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado for the benefit of FFB.

10.14
Amended and Restated Nominee and Subordination Agreement dated as of December 8, 2008 by and among Registrant, the Unitrust, Boatright and McElmo Dome Nominee, LLC (“Nominee”).   (This Exhibit has been previously filed as Exhibit 10.15 to Registrant’s Form 10-K for the period ended December 31, 2008, filed on April 15, 2009, and same is incorporated herein by reference).

10.15
Operating Agreement of Beard Dilworth, LLC (“BDLLC”) dated effective as of April 16, 2009.  (This Exhibit has been previously filed as Exhibit 10.4 to Registrant’s Form 10-Q for the period ended June 30, 2009, filed on August 19, 2009, and same is incorporated herein by reference).

10.16
Restated and Amended Letter Loan Agreement dated May 6, 2009, by and between theTrustees of the Unitrust and Registrant.  (This Exhibit has been previously filed as Exhibit 10.3 to Registrant’s Form 8-K Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.17
Promissory Note dated May 6, 2009 by and between the Unitrust and Registrant.  (This Exhibit has been previously filed as Exhibit 10.4 to Registrant’s Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.18
Letter Agreement dated May 7, 2009, between FFB and Registrant.  (This Exhibit has been previously filed as Exhibit 10.5 to Registrant’s Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.19
Release of Amended and Restated Nominee and Subordination Agreement dated May 5, 2009, by and among the Unitrust, Boatright, Nominee and Registrant. (This Exhibit has been previously filed as Exhibit 10.6 to Registrant’s Form 8-K, Current Report, filed on May 14, 2009, and same is incorporated herein by reference).

10.20*
Form of Incentive Stock Option Agreement under Registrant’s 2006 Stock Option Plan.  (This Exhibit has been previously filed as Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2009, filed on September 23, 2009, and same is incorporated herein by reference).

10.21*
Form of Nonqualified Stock Option Agreement under Registrant’s 2006 Stock Option Plan.  (This Exhibit has been previously filed as Exhibit 10.2 to Registrant’s Form 10-Q for the period ended September 30, 2009, filed on September 23, 2009, and same is incorporated herein by reference).

10.22	Audited Financial Statements of Geohedral LLC for the period from inception (July 21, 2006) through December 31, 2009.
14	Code of Business Conduct and Ethics as amended December 14, 2009.
21	Subsidiaries of the Registrant

23	Consents of Experts and Counsel
23.1	Consent of Cole & Reed, P.C.
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certifications:
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
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
Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

By /s/ W.M. Beard W.M. Beard	Chief Executive Officer	April 14, 2010

By /s/ Herb Mee, Jr. Herb Mee, Jr.	President and Chief Financial Officer	April 14, 2010

By /s/ Jack A. Martine Jack A. Martine	Controller and Chief Accounting Officer	April 14, 2010

By /s/ W.M. Beard W.M. Beard	Chairman of the Board	April 14, 2010

By /s/ Herb Mee, Jr. Herb Mee, Jr.	Director	April 14, 2010

By /s/ Allan R. Hallock Allan R. Hallock	Director	April 14, 2010

By /s/ Harlon E. Martin, Jr. Harlon E. Martin, Jr.	Director*	April 14, 2010

By /s/ Scott Brown Scott Brown	Director*	April 15, 2010

By /s/ Donald L. Dillingham Donald L. Dillingham	Director*	April 14, 2010

By /s/ Mark Bronson Mark Bronson	Director*	April 14, 2010

*Also a member of the Audit Committee

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

2.1
Assignment and Bill of Sale executed on March 25, 2008 by Beard Oil Company (“Beard Oil”) and Registrant, as Seller, and on March 31, 2008 by Charles R. Wiggins (“Wiggins”) and Ken Kamon (“Kamon”), as Buyer.

Incorporated herein by reference
2.2	Letter Agreement dated December 24, 2008, by and between Registrant and &HBF, Ltd.	Incorporated herein by reference
2.3	Letter Agreement dated April 14, 2009 by and between Beard Oil and Registrant, as Seller, and Wiggins as Buyer re sale of McElmo Dome.	Incorporated herein by reference
2.4	Assignment and Bill of Sale covering the interests involved in the sale of McElmo Dome by and among Registrant, Beard Oil, Wiggins and Ken Kamon dated as of March 1, 2009.	Incorporated herein by reference
2.5	Offer to purchase by Registrant to Summit Bank, N.A. (“Summit”) dated March 25, 2009.	Incorporated herein by reference
2.6	Assignment from Summit to BDLLC dated April 16, 2009.	Incorporated herein by reference
2.7
Acquisition and Joint Development Agreement effective June 30, 2009, by and among BDLLC, RSE Energy, LLC (“RSE”), True Energy Exploration, LLC (“True”), Royal Energy, LLC (“Royal”), Registrant, Subsurface Minerals Group, LLC (“SMG”) and Beard Oil.

Incorporated herein by reference
2.8
Settlement and License Agreement dated as of June 1, 2009 between starpay.com, l.l.c., VIMACHINE, Inc., Registrant, Marc Messner, Kirit Talati, MEDICALMAP---EMR, LLC and Visa International Service Association & Visa U.S.A. Inc.

Incorporated herein by reference
2.9	Agreement dated as of September 25, 2009 by and between P. Jan Cannon and Registrant concerning the purchase by Registrant of an additional interest in Geohedral LLC.	Filed herewith electronically
2.10	Amendment No. 1 to Acquisition and Joint Development Agreement effective December 31, 2009, by and among BDLLC, RSE, True, Royal, Registrant, SMG and Beard Oil.	Filed herewith electronically

3.I	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 14, 2009.	Incorporated herein by reference
3.II	Registrant’s By-laws as currently in effect.	Filed herewith electronically
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
10.4
Restated and Amended Letter Loan Agreement by and between Registrant and William M. Beard and Lu Beard, as Trustees (the “Trustees”) of The William M. Beard and Lu Beard 1988 Charitable Unitrust (“the Unitrust”) dated June 13, 2007.

Incorporated herein by reference
10.5	Restated and Amended Letter Loan Agreement by and between Registrant and the Unitrust dated March 25, 2008.	Incorporated herein by reference
10.6	Form of 2005 Warrant.	Incorporated herein by reference
10.7	Beard Boatright 12% Convertible Subordinated Promissory Note due August 31, 2009	Incorporated herein by reference
10.8	Representation, Lien Release and Indemnity Agreement dated March 25, 2008, by and among Registrant, Beard Oil, William M. Beard, Wiggins and Kamon.	Incorporated herein by reference
10.9
Release, Subordination and Amended and Restated Nominee Agreement dated March 25, 2008, by and among the Unitrust, Boatright Family, L.L.C. (“Boatright”), McElmo Dome Nominee, LLC (“Nominee”) and Registrant.

Incorporated herein by reference
10.10	Fourth Replacement Renewal and Extension Promissory Note dated March 25, 2008, by and between the Unitrust and Registrant.	Incorporated herein by reference
10.11	Amended and Restated Business Loan Agreement dated December 8, 2008, by and among Registrant and First Fidelity Bank, N.A. (“FFB”).	Filed herewith electronically
10.12	Promissory Note dated December 8, 2008, by and between Registrant and FFB.	Incorporated herein by reference
10.13
Form of Amended and Restated Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of December 8, 2008 by and between Registrant and the Public Trustees of Dolores and Montezuma Counties, Colorado for the benefit of FFB.

Filed herewith electronically
10.14	Amended and Restated Nominee and Subordination Agreement dated as of December 8, 2008 by and among Registrant, the Unitrust, Boatright and McElmo Dome Nominee, LLC (“Nominee”).	Incorporated herein by reference
10.15	Operating Agreement of Beard Dilworth, LLC (“BDLLC”) dated effective as of April 16, 2009.	Incorporated herein by reference
10.16	Restated and Amended Letter Loan Agreement dated May 6, 2009, by and between theTrustees of the Unitrust and Registrant.	Incorporated herein by reference
10.17	Promissory Note dated May 6, 2009 by and between the Unitrust and Registrant.	Incorporated herein by reference
10.18	Letter Agreement dated May 7, 2009, between FFB and Registrant.	Incorporated herein by reference
10.19	Release of Amended and Restated Nominee and Subordination Agreement dated May 5, 2009, by and among the Unitrust, Boatright, Nominee and Registrant.	Incorporated herein by reference
10.20	Form of Incentive Stock Option Agreement under Registrant’s 2006 Stock Option Plan.	Incorporated herein by reference
10.21	Form of Nonqualified Stock Option Agreement under Registrant’s 2006 Stock Option Plan.	Incorporated herein by reference
10.22	Audited Financial Statements of Geohedral LLC for the period from inception (July 21, 2006) through December 31, 2009.	Filed herewith electronically
14	Code of Business Conduct and Ethics as amended December 14, 2009.	Filed herewith electronically
21	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Cole & Reed, P.C.	Filed herewith electronically
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically
32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically
32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically