Form 10-Q
period 2010-03-31
BEARD CO /OK
filed 2010-05-24
CIK 909992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2010.

Common Stock $.00033325 par value – 19,971,622

THE BEARD COMPANY

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements
THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
	March 31,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$ 358,000	$ 629,000
Accounts receivable, less allowance for doubtful
receivables of $48,000 in 2010 and $31,000 in 2009	1,226,000	1,044,000
Inventories	48,000	48,000
Prepaid expenses and other assets	123,000	139,000
Assets to be disposed	882,000	885,000
Total current assets	2,637,000	2,745,000

Restricted certificate of deposit	50,000	50,000

Note and other long-term receivables	291,000	300,000

Investments and other assets	190,000	299,000

Property, plant and equipment, at cost, based on the successful
efforts method of accounting for oil and gas properties	1,399,000	1,364,000
Less accumulated depreciation, depletion and amortization	359,000	346,000
Net property, plant and equipment	1,040,000	1,018,000

Intangible assets, at cost	24,000	75,000
Less accumulated amortization	16,000	72,000
Net intangible assets	8,000	3,000

	$ 4,216,000	$ 4,415,000
Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Trade accounts payable	$ 1,432,000	$ 1,015,000
Accrued expenses	247,000	273,000
Short-term debt	191,000	-
Current maturities of long-term debt	51,000	32,000
Liabilities to be disposed	511,000	542,000
Total current liabilities	2,432,000	1,862,000

Long-term debt less current maturities	290,000	304,000

Long-term debt - related entities	1,987,000	1,971,000

Other long-term liabilities	304,000	302,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued
and outstanding	889,000	889,000
Common stock of $.00033325 par value per share;
30,000,000 authorized; 19,971,622 and 19,661,172 shares
issued and outstanding in 2010 and 2009, respectively	7,000	7,000
Capital in excess of par value	42,811,000	42,780,000
Accumulated deficit	(41,877,000)	(41,073,000)
Accumulated other comprehensive income	24,000	24,000
Total shareholders' equity (deficiency) attributable to The Beard Company	1,854,000	2,627,000

Noncontrolling interests	(2,651,000)	(2,651,000)
Total shareholders' equity (deficiency)	(797,000)	(24,000)

Commitments and contingencies (note 8)
	$ 4,216,000	$ 4,415,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Carbon dioxide	$ 6,000	$ 280,000
e-Commerce	1,000	3,000
Oil & gas	133,000	23,000
	140,000	306,000
Expenses:
Carbon dioxide	4,000	27,000
e-Commerce	-	28,000
Oil & gas	166,000	17,000
Selling, general and administrative	477,000	271,000
Depreciation, depletion and amortization	16,000	15,000
	663,000	358,000
Operating profit (loss):
Carbon dioxide	2,000	246,000
e-Commerce	1,000	(25,000)
Oil & gas	(43,000)	2,000
Other, primarily corporate	(483,000)	(275,000)
	(523,000)	(52,000)
Other income (expense):
Interest income	7,000	3,000
Interest expense	(58,000)	(89,000)
Equity in net earnings of unconsolidated affiliates	(64,000)	-
Gain on sale of assets	-	1,000
Other	-	1,000

Loss from continuing operations before income taxes	(638,000)	(136,000)

Income tax benefit (expense) (note 6)	(28,000)	-

Loss from continuing operations	(666,000)	(136,000)

Loss from discontinued operations (note 3)	(138,000)	(137,000)

Net loss	(804,000)	(273,000)

Less: Loss attributable to noncontrolling interests
Loss from continuing operations	-	7,000

Net loss attributable to
The Beard Company common shareholders	$ (804,000)	$ (266,000)

Net loss per average common share outstanding:
Basic
Loss from continuing operations	$ (0.03)	$ (0.01)
Loss from discontinued operations	(0.01)	(0.00)
Net loss	$ (0.04)	$ (0.01)

Net loss per average common share outstanding:
Diluted
Loss from continuing operations	$ (0.03)	$ (0.01)
Loss from discontinued operations	(0.01)	(0.00)
Net loss	$ (0.04)	$ (0.01)

Weighted average common shares outstanding:
Basic	20,104,000	19,800,000
Diluted	20,104,000	19,800,000
See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)
										Total
							Accumulated			Common
					Capital in		Other		Non-	Shareholders'
	Preferred		Common		Excess of	Accumulated	Comprehensive	Treasury	controlling	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	Income (loss)	Stock	Interests	(Deficiency)

Balance, December 31, 2008	27,838	$ 889,000	19,661,172	$ 7,000	$ 42,655,000	$(43,936,000)	$ 25,000	$ -	$(2,652,000)	$(3,012,000)

Net earnings (loss)	-	-	-	-	-	2,863,000	-	-	8,000	2,871,000
Comprehensive income (loss):
Foreign currency translation
adjustment	-	-	-	-	-	-	(1,000)	-	-	(1,000)

Total comprehensive eanings (loss)	-	-	-	-	-	-	-	-	-	2,870,000

Share-based compensation related to
employee stock options and bonuses	-	-	-	-	50,000	-	-	-	-	50,000

Distribution of settlement proceeds	-	-	-	-	-	-	-	-	(7,000)	(7,000)

Purchase of treasury stock	-	-	(20,000)	-	-	-	-	(35,000)	-	(35,000)

Issuance of warrants	-	-	-	-	4,000	-	-	-	-	4,000

Issuance of stock for warrants exercised	-	-	172,382	-	51,000	-	-	35,000	-	86,000

Issuance of stock for options exercised	-	-	25,800	-	20,000	-	-	-	-	20,000

Issuance of shares pursuant to deferred
compensation plan	-	-	132,268	-	-	-	-	-	-	-

Balance, December 31, 2009	27,838	889,000	19,971,622	7,000	42,780,000	(41,073,000)	24,000	$ -	(2,651,000)	(24,000)

Net earnings (unaudited)	-	-	-	-	-	(804,000)	-	-	-	(804,000)
Comprehensive income (unaudited):
Foreign currency translation
adjustment (unaudited)	-	-	-	-	-	-	-	-		-

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	-	-	(804,000)

Issuance of warrants (unaudited)	-	-	-	-	9,000	-	-	-	-	9,000

Share-based compensation related to
employee stock options (unaudited)	-	-	-	-	22,000	-	-	-	-	22,000

Balance, March 31, 2010 (unaudited)	27,838	$ 889,000	19,971,622	$ 7,000	$ 42,811,000	$(41,877,000)	$ 24,000	$ -	$(2,651,000)	$ (797,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31, 2010	March 31, 2009

Net loss	$ (804,000)	$ (273,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	17,000	15,000
Depreciation, depletion and amortization of discontinued operations	7,000	7,000
Gain on sale of assets	-	(1,000)
Equity in net loss of unconsolidated affiliates	64,000	-
Non cash compensation expense and stock warrants	22,000	-
Non cash interest expense	-	4,000
Imputed interest income on long-term accounts receivable	(5,000)	-
Imputed interest expense on note payable	22,000	-
Accretion of asset retirement obligation liability	2,000	-
Net change in assets and liabilities of discontinued operations	(24,000)	9,000
Increase (decrease) in accounts receivable, other
receivables, prepaid expenses and other current assets	(107,000)	18,000
Increase (decrease) in trade accounts payable, accrued expenses and other liabilities	382,000	(33,000)
Net cash used in operating activities	(424,000)	(254,000)

Investing activities:
Acquisition of property, plant and equipment	(35,000)	(6,000)
Acquisition of property, plant and equipment of discontinued operations	(1,000)	(1,000)
Proceeds from sale of assets	-	-
Investments in unconsolidated affiliates	-	(13,000)
Distributions from unconsolidated affiliate	-	10,000
Net cash used in investing activities	(36,000)	(10,000)

Financing activities:
Proceeds from line of credit and term notes	191,000	245,000
Proceeds from related party debt	-	23,000
Payments on line of credit and term notes	(11,000)	(61,000)
Payments on related party debt	-	(1,000)
Proceeds from exercise of stock options and warrants	9,000	13,000
Net cash provided by financing activities	189,000	219,000

Net decrease in cash and cash equivalents	(271,000)	(45,000)

Cash and cash equivalents at beginning of year	629,000	109,000

Cash and cash equivalents at end of year	$ 358,000	$ 64,000

Supplemental disclosures of cash flow information:
Interest paid	$ 40,000	$ 122,000
Income taxes paid	$ 30,000	$ -

Noncash investing and financing activities:
Purchase of property, plant and equipment through issuance of debt obligations	$ -	$ 12,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

(1)  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Beard Company’s 2009 annual report on Form 10-K.

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

The results of operations for the three-month period ended March 31, 2010, are not indicative of the results to be expected for the full year.

The Company’s current operations are now confined to the Oil & Gas (“Oil & Gas”) Segment.  The Company is also conducting minerals exploration and development through its Geohedral investment.

The Oil & Gas Segment is in the business of producing oil and gas.  CO2 and e-Commerce are no longer considered operating segments.  The discontinued Coal Reclamation (“Coal”) Segment was in the business of operating coal fines reclamation facilities in the United States of America and providing slurry pond core drilling services, fine coal laboratory analytical services and consulting services.  The former CO2 Segment consists of the production of CO2 gas.  The former e-Commerce Segment consists of a 71%-owned subsidiary that, prior to the settlement of the Visa litigation, was attempting to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods.  None of these former segments are expected to contribute to the Company’s future operations in any material respect.

Stock Split
All share and per share numbers have been adjusted to reflect the 2-for-1 split of the Company’s common stock effected as of November 2, 2009.

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

The Company reserved 200,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2006 Stock Option Plan (the "2006 Plan") adopted on May 1, 2006.  There were 90,000 options granted under the 2006 Plan immediately following its adoption.  30,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof.  An additional 30,000 options were cancelled on March 31, 2009 following the termination of another holder.  On October 16, 2009 the 2006 Plan was amended to increase the authorized shares to 400,000.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

	May 2006 Options	May 2009 Options	August 17, 2009 Options	August 31, 2009 Options	October 19, 2009 Options

Expected volatility	264.71%	368.70%	324.51%	317.48%	315.24%
Expected risk term (in years)	4.75	3.5	3.5	3.5	3.5
Risk-free interest rate	4.84%	2.50%	2.50%	2.50%	2.50%
Expected dividend yield	0%	0%	0%	0%	0%

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

Share-Based Compensation Expense
The Company uses the straight-line attribution method to recognize expense for unvested options.  The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company will re-evaluate the forfeiture rate annually and adjust as necessary.  The Company recognized $22,000 of share-based compensation expense, net of income taxes, under ASC 718 for 2010.

As of March 31, 2010, there were $350,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 9.2 years.

A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value

Options outstanding at December 31, 2009:	190,200	$2.178	9.46	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Options outstanding at March 31, 2010	190,200	$2.178	9.21	-
Options exercisable at March 31, 2010	4,200	$0.765	6.08	-
Options vested and options expected to vest at March 31, 2010	190,200	$2.178	9.21	-

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

      Fair Value of Financial Instruments
  The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company has a restricted certificate of deposit and it is categorized as Level 2.  There were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2010.

  The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$ 448,000	$ 448,000	$ -	$ -
Restricted certificates of deposit	50,000	-	50,000	-
Total	$ 498,000	$ 448,000	$ 50,000	$ -

       The Company had no financial assets accounted for on a non-recurring basis as of March 31, 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three-month period ended March 31, 2010 and the Company did not have any financial liabilities as of March 31, 2010.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

        Impact of Recently Adopted Accounting Standards
       In January 2010, the FASB issued Accounting Standards Update 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (currently codified in FASB ASC Topic 932, “Extractive Activities – Oil & Gas”), or FASB ASC 932.  The purpose of the amendments in this Update is to align the oil and gas reserve estimation and disclosure requirements of FASB ASC 932 with the requirements in the SEC’s final rule, “Modernization of Oil and Gas Reporting.” The amendments to FASB ASC 932 are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company adopted FASB ASC 932 effective December 31, 2009.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

        The FASB, or other standards-setting bodies, have proposed or issued other accounting standards that will either not require adoption until some date in the future or are not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications
Certain 2009 balances have been reclassified to conform to the 2010 presentation.

(2)  Ability to Fund Operations and Continue as a Going Concern
        Overview
        The accompanying financial statements have been prepared under the going concern assumption. Years of operating losses, negative working capital ratios and accumulated deficits have, in years past, raised doubts about the Company’s ability to continue as a going concern.

During 2009, the Company completed the following transactions which it believes have alleviated those doubts:

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

        In addition to repaying debt and increasing working capital, the Company used the proceeds of the above sale and settlement to fund new business developments and investments, including (1) working interests in the Dilworth oil and gas field; and (2) additional investments in Geohedral LLC, a mining exploration company.

        Current Alternatives Being Pursued to Improve Liquidity
        The Company is also pursuing various alternatives to improve its liquidity, including (1) the private placement of up to $1,000,000 of short-term notes and  3-year warrants; and/or (2) securing a bank line of credit facility to provide necessary bridge financing while the development of the Dilworth field continues; (3) listing the Company’s common stock with a nationally recognized stock exchange so as to enhance the liquidity of such stock; and (4) the sale of a portion of the Company’s working interest in the Dilworth Field.

        Although there can be no assurances that the Company will be successful in any of the above activities, the Company has demonstrated an ability to fund its operations whenever required to do so in the past, and believes that it will be able to pay its obligations as they come due.  See Note (10) below.

(3)  Discontinued Operations
Coal Segment
On May 4, 2010, the Company decided to discontinue the operations of its wholly-owned subsidiary, Beard Technologies, Inc (“BTI”).  BTI comprises 100% of the companies operating in the discontinued Coal Segment.  The segment recorded revenues of $8,000 and $1,000 for the three-month periods ended March 31, 2010 and 2009, respectively.  BTI’s losses were $138,000 and $143,000 for the first quarters of 2010 and 2009, respectively.  At March 31, 2010, BTI’s significant assets consisted of $90,000 cash, $21,000 of receivables and prepaid expenses, fixed assets of $718,000 and deposits totaling $34,000.  The significant liabilities of BTI at March 31, 2010 consisted of accounts payable and accrued expenses of $33,000, notes payable totaling $420,000 and other long-term liabilities of $8,000.  Currently, the Company’s Board of Directors is in active negotiations to sell certain assets of BTI to the Chairman.  The Company expects to sell or otherwise dispose of all assets and liabilities of BTI prior to December  31, 2010.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

China Segment
In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China.  In the first quarter of 2009, the Company ceased operations of the two remaining entities operating in China and wrote off all remaining assets and liabilities associated with these two entities, recording a gain of $6,000.  The segment recorded no revenues for either of the three-month periods ending March 31, 2010 or 2009.  The segment incurred a gain of $6,000 for the three-month period ended March 31, 2009 and no gain or loss for the three-month period ended March 31, 2010.  At March 31, 2010, the segment had no significant assets and liabilities of $6,000 in the remaining entities in the China Segment.  The Company expects to pay or otherwise be relieved of all liabilities of the segment prior to December 31, 2010.

BE/IM, WS & ITF Segments
The Company has three other discontinued segments: (1) the brine extraction/iodine manufacturing (“BE/IM”) segment, (2) the interstate travel facilities (“ITF”) segment, and (3) the well-servicing (“WS”) segment.  These segments were discontinued in 1999, 1999, and 2001, respectively, and the Company has been in the process of disposing of the segments’ assets and paying or otherwise eliminating their liabilities since the decisions were made to discontinue the segments.  The earnings (losses) of the segments are each separately less than $1,000 and net to an amount that would not round to a $1,000 earnings or loss figure for either of the three-month periods ended March 31, 2010 or 2009.  As of March 31, 2010, the significant assets of the discontinued segments are fixed assets totaling $20,000 which the Company expects to dispose of by December 31, 2010.  The significant liabilities of the three segments consist of trade payables and other accrued expenses and total $44,000.  The Company expects to dispose of the liabilities by December 31, 2010.

(4)  Convertible Preferred Stock
Effective January 1, 2003, the Company’s preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) Beard common stock.  At March 31, 2010 (after giving effect to a 2-for-1 stock split effected in November of 2009) each share of Beard preferred stock was convertible into 21.28876408 (592,636) shares of Beard common stock.  The conversion ratio will be adjusted if additional warrants or convertible notes are issued, in each case at an exercise, conversion or grant price below $0.645825 per share.  Fractional shares will not be issued, and cash will be paid in redemption thereof.  The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible.

(5) Earnings (Loss) Per Share
        Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years.  Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but were excluded from the 2007 computation except for 47,530 shares which were distributed in June of 2007 and 84,740 shares which were distributed in July of 2007 and from the 2008 and 2009 computations except for 132,270 and 132,268 shares which were distributed in January of 2008 and 2009, respectively.  As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding.  66,276 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2010 through 2014.  Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Basic EPS:
Weighted average of common shares outstanding	19,971,622	19,797,360
Weighted average shares in deferred stock compensation plans treated as common stock equivalents	132,268	2,180

	20,103,890	19,799,540
Diluted EPS:
Weighted average of common shares outstanding	19,971,622	19,797,360
Weighted average shares in deferred stock compensation plans treated as common stock equivalents	132,268	2,180

	20,103,890	19,799,540

(6) Income Taxes
In accordance with the provisions of the ASC Topic 740, the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts.  The Company recorded provisions of $28,000 and none for federal alternative minimum taxes for the three-month periods ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

	Expiration Date	Amount

Federal regular tax operating loss carryforwards	2021-2030	$ 3,685
Tax depletion carryforward	Indefinite	$ 3,450

(7)  Investments and Other Assets

Investments and other assets consisted of the following:	For the Periods Ended
	March 31, 2010	March 31, 2009

Investment in real estate limited partnership	$ 13,000	$ 13,000
Investment in Beard Dilworth, LLC	-	37,000
Investment in and Advances to Geohedral, LLC	157,000	-
Other assets	20,000	11,000
	$ 190,000	$ 61,000

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

Investment in Real Estate Limited Partnerships
The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004.  These losses are attributable to the Company’s share of real estate taxes on the property held by the partnership.  The Company recorded losses of $4,000 in the fourth quarter of 2009.  No losses have yet been recorded for 2010.

Investment in Beard Dilworth, LLC
In 2008, the Company invested $24,000 in Beard Dilworth, LLC, (“BDLLC”), a limited liability company formed to develop an oil and gas prospect in north central Oklahoma.  The capitalized costs primarily involve the legal costs associated with the drafting of operating and partnership agreements.  The Company recorded no losses thru March 31, 2009 as the partnership had not yet begun operations.  The Company invested another $790,000 in BDLLC, of which $760,000 was contributed to BDLLC and the remaining $30,000 in costs were additional costs of forming the entity.  The Company recorded $96,000 as its share of losses of BDLLC through December 31, 2009.  This entity was dissolved on December 31, 2009 and each of the partners, including the Company, received its prorata share of the assets and liabilities of BDLLC at that time.  Future revenues and expenses associated with the property distributed will be handled as a working interest in an oil and gas property as opposed to an equity investment in an LLC.

Investment in and Advances to Geohedral LLC
In 2008, the Company contributed $440,000 for a 23.16375% ownership interest in Geohedral LLC. (“Geohedral”).  Geohedral is involved in minerals exploration operations in southern Alaska.  The Company does not control Geohedral’s operations and, therefore, accounts for its investment using the equity method of accounting.  In 2009, the Company contributed another $592,000 to Geohedral and bought a 2.51625% additional interest from another partner for another $441,000.   The Company recorded $669,000 as its share of losses for the year ended December 31, 2009.  Additionally, in 2009, the Company’s carrying value of its investment was written down another $149,000.  The Company recorded $64,000 as its share of losses for the three months ended March 31, 2010.  The remaining $157,000 investment equals the Company’s 25.68% ownership in the underlying equity of Geohedral.  The Company also had $9,000 of receivables due from Geohedral at March 31, 2010 related to services provided the entity by the Company and certain expenses paid for the entity by the Company.  The receivables are due on demand and do not accrue interest.

Other assets
These assets consist primarily of deposits on hand with various regulatory agencies.  There were no impairments of these assets in 2009 or 2010.

(8)  Commitments and Contingencies
In the normal course of business various actions and claims have been brought or asserted against the Company.  Management does not consider them to be material to the Company’s financial position, liquidity or results of operations.

(9) Business Segment Information
The Company manages its business by products and services and by geographic location (by country).  The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes.  The Company had one reportable segment - Oil & Gas - in the first three months of 2010 and four reportable segments for the same period in 2009.  The segments for the period in 2009 were Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

THE BEARD COMPANY AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2010 and 2009
(Unaudited)

The Oil & Gas Segment is engaged in the production of oil and gas.  The CO2 and e-Commerce Segments are no longer considered operating segments.  The now discontinued Coal Segment was in the business of operating coal fines reclamation facilities in the U.S. and providing slurry pond core drilling services, fine coal laboratory analytical services and consulting services.  The former CO2 Segment consisted of the production of CO2 gas.  The former e-Commerce Segment is composed of a 71%-owned subsidiary that, prior to the settlement of the Visa litigation, was attempting to develop business opportunities to leverage the subsidiary’s intellectual property portfolio of Internet payment methods.

The following is certain financial information (presented in thousands of dollars) regarding the Company’s reportable segments and former reportable segments (for the three-month period ended March 31, 2010).

General corporate assets and expenses are not allocated to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

	Carbon Dioxide	e-Commerce	Oil & Gas	Totals

Three months ended March 31, 2010
Revenues from external customers	$ -	$ -	$ 133	$ 133
Segment profit (loss)	-	-	(46)	(46)
Segment assets	-	-	2,877	2,877

Three months ended March 31, 2009
Revenues from external customers	$ 280	$ 3	$ 23	$ 306
Segment profit (loss)	246	(25)	5	226
Segment assets	344	7	297	648

Reconciliation of total reportable segment earnings (loss) to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Total earnings for reportable segments	$ (46)	$ 226
Net corporate earnings (costs) not allocated to segments	(592)	(362)
Total consolidated earnings (loss) from continuing operations before income taxes	$ (638)	$ (136)

(10) Subsequent Events
On May 4, 2010, the Company decided to discontinue the operations of its wholly-owned subsidiary, BTI.  This company comprises 100% of the companies operating in the former Coal Segment.  Currently, the Company’s Board of Directors is in active negotiations to sell certain assets of BTI to the Chairman. See Note 3.

        Effective as of May 10, 2010, the Company’s outstanding loan agreement and related promissory note with the William M. Beard and Lu Beard 1988 Charitable Unitrust (the “Unitrust”) were amended and accrued interest of $5,474 was paid to such date.  The outstanding principal balance of the loan remained at $1,970,500 (the “Loan”) and the maturity date was extended from April 1, 2011 to April 1, 2012.  The Unitrust will continue to be unsecured with the expectation that the Company will start amortizing the Loan when it has demonstrated the financial capability to commence periodic payments of principal and interest totaling at least $100,000 per quarter.  From May 6, 2009, to May 10, 2010 the Company had reduced the outstanding principal balance on the Loan from $2,250,000 to $1,970,500.

As of May 24, 2010, the Company had closed on the sale of $500,000 of its 6-Month 10% Short-Term Notes and 3-Year Warrants.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2009 and results of operations for the quarter ended March 31, 2010, compared to the prior year first quarter.  Such discussion should be read in conjunction with our financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2009 Form 10-K (the “Form 10-K”).

Overview

Our current operations are now confined to the Oil & Gas (“Oil & Gas”) Segment. Our principal business is oil and gas, and this is where management’s operating attention is primarily focused.  We are also conducting minerals exploration and development through our Geohedral investment.

THE BEARD COMPANY AND SUBSIDIARIES

The Oil & Gas Segment is in the business of producing oil and gas.  CO2 and e-Commerce are no longer considered operating segments.  The discontinued Coal Reclamation (“Coal”) Segment was in the business of operating coal fines reclamation facilities in the United States of America and providing slurry pond core drilling services, fine coal laboratory analytical services and consulting services.  The former CO2 Segment consists of the production of CO2 gas.  The former e-Commerce Segment consists of a 71%-owned subsidiary that, prior to the settlement of the Visa litigation, was attempting to develop business opportunities to leverage starpay’s™ intellectual property portfolio of Internet payment methods.  None of these former segments are expected to contribute to our future operations in any material respect.

During the first quarter of 2010 our continuing operations reflected a loss of $666,000 compared to a loss of $136,000 in the 2009 first quarter.

Operating results for the discontinued Coal Segment during the first quarters of both 2010 and 2009 continued to be impacted by the lack of a coal contract generating operating profits.  The segment recorded operating losses of $131,000 in 2010 and $136,000 in 2009.

The material changes in our results of operations are discussed in depth below.

Change in Business Strategy.  In early 2009 we determined to sell our remaining interest in the McElmo Dome CO2 Unit and shift our entire focus to Oil & Gas, Coal and minerals exploration and development through our Geohedral investment.  None of the Dilworth, Coal or Geohedral projects were generating positive cash flow at the time we made our decision.

Dilworth Field.  The McElmo sale (the “Sale”) provided the cash we needed to increase our participation in the Dilworth Field (the “Field”) where we already had a carried 10% interest, while at the same time solving our (then) current debt and cash flow problems.  Our $760,000 investment in the Field increased our participation from (i) zero before payout and 10% after payout to (ii) 10% before payout and 14% after payout.  If we are able to meet our latest internal projections, we expect to recoup 3.5 times our investment (or $2,660,000) by the fourth quarter of 2011, with steadily increasing revenues beginning in June of 2010.  Our interest in the Field is expected to generate a return on investment substantially greater than the returns generated in the past by our former CO2 Segment.  The Sale also gave us the ability to increase our participation in the Geohedral mining project where we believe we have a meaningful discovery of magnetite, gold, silver and other minerals.

As indicated above, none of the Dilworth, Geohedral or the discontinued Coal projects were generating positive cash flow when we decided to change our strategy.  Although we started producing total fluids from the reservoir in the Field in late December of 2009, meaningful production has been delayed as a result of (i) adverse weather conditions which affected final construction and various startup activities, and (ii) the limited disposal capacity experienced by the Johns 20-1 salt water disposal well (“SWDW”).  Currently, the John’s SWDW is only taking 10,000 to 15,000 barrels (“bbls”) of fluid per day under a positive pressure, necessitating the ordering and installation of two horizontal pumping systems (“HPS”) to increase its disposal capacity to the designed rate.  Two HPS’s should allow us to achieve total disposal capacity of more than 180,000 to 200,000 bbls/day.  This will enable us to (i) utilize the majority of the production wells in the Field, (ii) sustain crest-wide drawdown, and (iii) trigger the Type 3 Reservoir matrix production designed from the project’s inception.  The HPS equipment is due to be delivered on June 4, 2010, and should be installed within two weeks following delivery.  This installation should allow us to (i) more than double our disposal capacity, (ii) go from our present four producing wells operating at a minimal flow rate to eight producing wells operating at a maximum flow rate, and (iii) start generating positive cash flow in the third quarter of 2010.

Geohedral.  Geohedral is a longer range project which by its nature will have no near term operating results.  It could, however, generate income in the near term if Geohedral is successful in selling a portion of its interest to other mining partners.  We continue to believe that both our Dilworth and Geohedral investments have considerable upside potential.

THE BEARD COMPANY AND SUBSIDIARIES

Our revenues from continuing operations decreased for the first quarter of 2010 compared to the first quarter of 2009.  Most of the decrease was attributable to the former CO2 Segment where the sale, effective March 1 of 2009, of our remaining 65% interest in the McElmo Dome field resulted in lower production to our interest when comparing the two periods.  CO2 revenues were $280,000 in the 2009 first quarter compared to $6,000 in the 2010 first quarter and segment operating profit decreased $244,000.  The Oil & Gas Segment reflected poorer results in the current quarter as both prices and volumes were down sharply as a result of the startup issues in the Dilworth Field described above.  The discontinued Coal Segment reflected a slightly decreased operating loss in the first quarter of 2010 as a result of reduced operating expenses.  The discontinued China Segment generated earnings of $6,000 in the first quarter of 2009 compared to none in the 2010 first quarter.

Material changes in financial condition - March 31, 2010 as compared with December 31, 2009.

Liquidity and capital resources

The following table reflects changes in our financial condition during the periods indicated:

	March 31, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$ 358,000	$ 629,000	$ (271,000)

Working capital	$ 205,000	$ 883,000	$ (678,000)

Current ratio	1.08 to 1	1.47 to 1

During the first quarter of 2010, our working capital position deteriorated by $678,000 from $883,000 as of December 31, 2009 to $205,000 at March 31, 2010.

As can be seen from the above, there has been a material deterioration in our liquidity during the past three months.  A major portion of this deterioration has been due to the startup problems we have encountered while bringing the Dilworth Field onstream, which has significantly impacted our cash flow.  (See “Overview - Dilworth Field” above).  We are currently addressing the deficiency in several different ways.  (See Note 2 to the Financial Statements - “Current Alternatives Being Pursued to Improve Liquidity”).  We believe that the funds from the sale of short-term notes now in progress will be sufficient to address our cash flow and working capital requirements until a bank line of credit becomes available or the sale of a portion of our interest in the Dilworth Field has occurred.

Material changes in results of operations - Quarter ended March 31, 2010 as compared with the Quarter ended March 31, 2009.

We recorded a loss of $804,000 for the first quarter of 2010 compared to a loss of $273,000 for the first quarter of 2009.  The primary reason for the $531,000 decline in results was the sale, effective March 1, 2009, of the remaining 65% of our interest in the McElmo Dome CO2 field resulting in a reduction in operating profit for the segment of $244,000 for the first quarter of 2010 compared to the first quarter of 2009.  The operating profit in the former CO2 Segment decreased $244,000 to $2,000 in the first quarter of 2010 compared to $246,000 for the same period in 2009.  The former e-Commerce Segment recorded an operating profit of $1,000 for the first quarter of 2010 compared to an operating loss of $25,000 for the first quarter of 2009.  The Oil & Gas Segment recorded a loss of $43,000 for the first quarter of 2010 compared to a profit of $2,000 in 2009.   The operating loss in Other activities for the first quarter of 2010 increased $208,000 to $483,000 compared to $275,000 for the same period in 2009.  As a result, the operating loss for the current quarter increased $471,000 to $523,000 versus $52,000 in the corresponding quarter of the prior year.

THE BEARD COMPANY AND SUBSIDIARIES

Operating results of our primary operating Segments and former Segments are reflected below:

	2010	2009

Operating profit (loss):
Carbon dioxide	2,000	246,000
e-Commerce	1,000	(25,000)
Oil & gas	(43,000)	2,000
Subtotal	(40,000)	223,000
Other	(483,000)	(275,000)
	$ (523,000)	$ (52,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities.

Oil & Gas

The Oil & Gas Segment recorded $133,000 in revenues for the first quarter of 2010 compared to $23,000 for the same period in 2009.  There was a 30% decrease in production volumes in the first quarter of 2010 versus the first quarter in 2009 to our interest in the eight wells in Colorado in which we have an interest.  Prices also decreased by an average of almost 20% from the first quarter of 2009 to the first quarter of 2010 resulting in a decrease in revenue of $10,000 for these wells.  Total revenue for the Colorado wells amounted to $13,000 for the three months ended March 31, 2010.  Operating costs totaled $13,000 and $17,000 for the first quarter of 2010 and 2009, respectively.  Decreases of $5,000 and $2,000 in lease operating expenses and ad valorem taxes, respectively, were partially offset by an increase in professional fees of $3,000. The net of these changes accounted for the decrease in operating costs for the Colorado wells.  Depreciation expense for these wells increased $4,000 when comparing the first quarter of 2010 to the same period in 2009.  As a result, the wells in the Colorado portion of the segment realized an operating loss of $8,000 for the first quarter of 2010 compared to earnings of $5,000 for the same period in the prior year.

We previously held an interest in an unconsolidated partnership which acquired working interests in the Dilworth Field located in Kay County, Oklahoma in April of 2009.  On December 31, 2009, this partnership was dissolved and each partner’s respective share of the working interests in the assets in the partnership were distributed to each respective partner. For the first quarter of 2010, our revenue from the Dilworth Field amounted to $103,000, our operating expenses were $151,000 and depreciation totaled $2,000 for operating losses for this portion of the segment amounting to $153,000. We acted as operator for the Field and, as such, netted $15,000 in earnings.  As a result, this segment lost $43,000 for the first quarter of 2010 compared to earnings of $2,000 for the same period in 2009.

Carbon dioxide

First quarter 2010 operations reflected an operating profit of $2,000 compared to $246,000 for the 2009 first quarter.  The sole component of revenues for this former segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado.  Operating revenues in this former segment decreased $274,000 or 97% to $6,000 for the first three months of 2010 compared to $280,000 for the same period in 2009.  We sold the remaining 65% of our interest in the McElmo Dome field effective March 1, 2009 and the reduced production to the Company’s interest was the primary reason for the decreased revenues.  Operating expenses decreased $23,000 to $4,000 for the first quartef of 2010 compared to the same period in 2009.  We continue to hold a minor interest in a field in Wyoming which accounted for all of the segment’s revenues for 2010.

THE BEARD COMPANY AND SUBSIDIARIES

e-Commerce

The former e-Commerce Segment realized earnings of $1,000 for the first quarter of 2010 after incurring an operating loss of $25,000 for the first quarter of 2009.  The segment recorded revenues from royalty fees of $1,000 in the first three months of 2010 compared to $3,000 for the same period in 2009.  Under the former segment’s patent license agreement, the provision for an annual license fee of $25,000 terminated at the end of the first quarter of 2005.  We will continue to receive royalty fee income according to the terms of the agreement.  With the conclusion of the Visa litigation and the receipt of the settlement in the second quarter of 2009, we ceased allocating the manager’s salary and related costs to the segment which accounts for the $28,000 reduction in operating expenses when comparing 2010 to 2009.

Other activities

Other operations, consisting primarily of general and corporate activities, generated a $208,000 larger operating loss for the first quarter of 2010 compared to the same period last year.  The increased loss for the first quarter of 2010 compared to the same period in 2009 was primarily the result of increases in compensation and related costs, professional fees and directors fees and expenses of $95,000, $53,000 and $12,000, respectively and a reduction of $14,000 in the amount of administrative costs billed to related entities for which we perform administrative services.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $206,000 to $477,000 from $271,000 in the 2009 first quarter.  See “Other” above.

Depreciation, depletion and amortization expenses

Depreciation, depletion and amortization expenses (“DD&A”) increased $1,000 for the first quarter of 2010 compared to the same period of 2009.  Amortization expenses increased to $3,000 for the first quarter of 2010 compared to $2,000 for the same period in 2009.  This increase is attributable to capitalized legal fees associated with a debt offering began in the first quarter of 2010.  Depreciation expenses associated with fixed assets remained static at $13,000 for the first quarters of 2010 and 2009.

Other income and expenses

The other income and expenses for the first quarter of 2010 netted to a loss of $115,000 compared to a loss of $84,000 for the same period in 2009.  Interest income increased to $7,000 for the first quarter of 2010 compared to $3,000 for the same period in 2009.  Interest expense was $31,000 less in the first quarter of 2010 compared to the first quarter of 2009 as the result of lower debt balances.  Our equity in earnings of unconsolidated affiliates reflected a loss of $64,000 for the first quarter of 2010 compared to none for the same period in 2009.

Income taxes

We recorded a provision of $28,000 for federal alternative minimum taxes for the first quarter of 2010 compared to none for the first quarter of 2009.  The Company recorded no provision for state income taxes in either the first quarter of 2010 or 2009.  We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

THE BEARD COMPANY AND SUBSIDIARIES

Discontinued operations

Our financial results from our discontinued operations included losses of $138,000 for the first quarter of 2010 compared to $137,000 for the first quarter of 2010, as a result of the discontinuance of four of our segments.  In May of 2010, we elected to discontinue the Coal Segment.  The segment recorded revenues of $8,000 and $1,000 for the three-month periods ended March 31, 2010 and 2009, respectively.  BTI’s losses were $138,000 and $143,000 for the first quarters of 2010 and 2009, respectively.  At March 31, 2010, BTI’s significant assets consisted of $90,000 cash, $21,000 of receivables and prepaid expenses, fixed assets of $718,000 and deposits totaling $34,000.  The significant liabilities of BTI at March 31, 2010 consisted of accounts payable and accrued expenses of $33,000, notes payable totaling $420,000 and other long-term liabilities of $8,000.  We made the decision to discontinue the China Segment during the fourth quarter of 2007.  The segment recognized earnings of $6,000 for the first quarter of 2009 because it terminated operations in the two remaining entities in the segment.  Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the first quarters of 2010 and 2009.   The discontinued interstate travel facilities segment realized earnings of $1,000 in both the first quarter of 2009 and in 2010 as we collected some overdue amounts owed us that were written off in a prior period.  As of March 31, 2010, assets of discontinued operations held for resale totaled $882,000 and liabilities of discontinued operations totaled $511,000.  We believe that all of the assets of the discontinued segments have been written down to their realizable value.  We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  We believe our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

We did not effect any change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

THE BEARD COMPANY AND SUBSIDIARIES

PART II.OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2010 we sold a $100,000 6-Month Short-Term Note and a 3-Year Warrant (“2010 Warrant”) to purchase 20,000 shares of our common stock at an Exercise Price of $3.00 per share.  On March 29, 2010 we sold another $100,000 Note and another Warrant to purchase 20,000 shares. As of May 24, 2010, the Company had closed on the sale of $500,000 of its 6-Month 10% Short-Term Notes and 3-Year Warrants.

None of the 2010 Warrants or the Underlying Common Stock which may be issued in connection with the 2010 Warrants are registered under the Securities Act of 1933, as amended (the “Securities Act”).  The  2010 Warrants and the Underlying Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for “transactions by the issuer not involving a public offering,” in transactions that fell within the safe harbor provided by Rule 506 of Regulation D of the Securities Act.

Item 3.  Default upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)         The following exhibits are filed with this Form 10-Q and are identified by the numbers indicated:

4	Instruments defining the rights of security holders:

4.1	Form of Registrant’s 10% Promissory Note (6-Month Term).

4.2	Form of Registrant’s 2010 Warrant (issued with 10% Promissory Notes).

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

THE BEARD COMPANY AND SUBSIDIARIES

32	Section 1350 Certifications:

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

We will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page.  Any request should be sent to The Beard Company, Harvey Parkway, 301 N.E., 63rd Street, Suite 400, Oklahoma City, Oklahoma 73116, Attention: Hue Green, Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) THE BEARD COMPANY

/s/ Herb Mee, Jr.
(Date) May 24, 2010	Herb Mee, Jr., President and Chief Financial Officer

/s/ Jack A. Martine
(Date) May 24, 2010	Jack A. Martine, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

4.1	Form of Registrant’s 10% Promissory Note (6-Month Term).	Filed herewith electronically

4.2	Form of Registrant’s 2010 Warrant (issued with 10% Promissory Notes).	Filed herewith electronically

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically