Form 10-Q
period 2010-06-30
BEARD CO /OK
filed 2010-08-23
CIK 909992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 15, 2010.

Common Stock $.00033325 par value – 20,019,150

THE BEARD COMPANY

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009
	June 30,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$ 256,000	$ 629,000
Accounts receivable, less allowance for doubtful
receivables of $55,000 in 2010 and $31,000 in 2009	986,000	1,044,000
Inventories	84,000	48,000
Prepaid expenses and other assets	115,000	139,000
Assets to be disposed	798,000	885,000
Total current assets	2,239,000	2,745,000

Restricted certificate of deposit	50,000	50,000

Note and other long-term receivables	257,000	300,000

Investments and other assets	160,000	299,000

Property, plant and equipment, at cost, based on the successful
efforts method of accounting for oil and gas properties	2,361,000	1,364,000
Less accumulated depreciation, depletion and amortization	373,000	346,000
Net property, plant and equipment	1,988,000	1,018,000

Intangible assets, at cost	28,000	75,000
Less accumulated amortization	22,000	72,000
Net intangible assets	6,000	3,000

	$ 4,700,000	$ 4,415,000

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Trade accounts payable	$ 995,000	$ 1,015,000
Accrued expenses	305,000	273,000
Short-term debt	1,690,000	-
Short-term debt - related parties	222,000	-
Current maturities of long-term debt	72,000	32,000
Liabilities to be disposed	544,000	542,000
Total current liabilities	3,828,000	1,862,000

Long-term debt less current maturities	275,000	304,000

Long-term debt - related entities	1,971,000	1,971,000

Other long-term liabilities	333,000	302,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value;
5,000,000 shares authorized; 27,838 shares issued and outstanding	889,000	889,000
Common stock of $.00033325 par value per share;
30,000,000 authorized; 19,971,622 issued and outstanding in 2010 and 2009	7,000	7,000
Capital in excess of par value	42,844,000	42,780,000
Accumulated deficit	(42,820,000)	(41,073,000)
Accumulated other comprehensive income	24,000	24,000
Total shareholders' equity (deficiency) attributable to The Beard Company	944,000	2,627,000

Noncontrolling interests	(2,651,000)	(2,651,000)
Total shareholders' equity (deficiency)	(1,707,000)	(24,000)

Commitments and contingencies (note 8)
	$ 4,700,000	$ 4,415,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Operations
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Oil & gas	$ 97,000	$ 37,000	$ 230,000	$ 60,000
Carbon dioxide	7,000	5,000	13,000	285,000
e-Commerce	-	-	1,000	3,000
	104,000	42,000	244,000	348,000
Expenses:
Oil & gas	177,000	13,000	343,000	30,000
Carbon dioxide	4,000	4,000	8,000	31,000
e-Commerce	-	26,000	-	54,000
Selling, general and administrative	541,000	251,000	1,018,000	522,000
Depreciation, depletion & amortization	22,000	8,000	38,000	23,000
	744,000	302,000	1,407,000	660,000
Operating profit (loss):
Oil & gas	(90,000)	21,000	(133,000)	23,000
Carbon dioxide	3,000	1,000	5,000	247,000
e-Commerce	-	(27,000)	1,000	(52,000)
Other, primarily corporate	(553,000)	(255,000)	(1,036,000)	(530,000)
	(640,000)	(260,000)	(1,163,000)	(312,000)
Other income (expense):
Interest income	6,000	5,000	13,000	8,000
Interest expense	(84,000)	(67,000)	(142,000)	(156,000)
Equity in operations of unconsolidated affiliates	(86,000)	(11,000)	(150,000)	(11,000)
Gain (loss) on sale of assets	-	4,897,000	-	4,898,000
Gain on settlement	-	832,000	-	832,000
Other	1,000	(5,000)	1,000	(4,000)

Earnings (loss) from continuing operations
before income tax benefit (expense)	(803,000)	5,391,000	(1,441,000)	5,255,000
Income tax benefit (expense)	-	(80,000)	(28,000)	(80,000)

Earnings (loss) from continuing operations	(803,000)	5,311,000	(1,469,000)	5,175,000

Loss from discontinued operations	(140,000)	(180,000)	(278,000)	(317,000)
Net earnings (loss)	(943,000)	5,131,000	(1,747,000)	4,858,000

Less: (Income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	-	(8,000)	-	(8,000)
Net earnings (loss) attributable to
The Beard Company common shareholders	$ (943,000)	$ 5,123,000	$ (1,747,000)	$ 4,850,000

Net earnings (loss) per average common share outstanding:
Basic:
Earnings (loss) from continuing operations	$ (0.04)	$ 0.27	$ (0.08)	$ 0.26
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings (loss)	$ (0.05)	$ 0.26	$ (0.09)	$ 0.24

Net earnings (loss) per average common share outstanding:
Diluted:
Earnings (loss) from continuing operations	$ (0.04)	$ 0.25	$ (0.08)	$ 0.25
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings (loss)	$ (0.05)	$ 0.24	$ (0.09)	$ 0.23

Weighted average common shares outstanding:
Basic	20,104,000	19,824,000	20,104,000	19,812,000
Diluted	20,104,000	21,086,000	20,104,000	21,074,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

							Accumu- lated			Total
							Other Com-			Common
					Capital in		prehensive		Non-	Shareholders'
	Preferred		Common		Excess of	Accumulated	Income	Treasury	controlling	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	(loss)	Stock	Interests	(Deficiency)

Balance, December 31, 2008	27,838	$ 889,000	19,661,172	$ 7,000	$ 42,655,000	$(43,936,000)	$ 25,000	$ -	$(2,652,000)	$(3,012,000)

Net earnings (loss)	-	-	-	-	-	2,863,000	-	-	8,000	2,871,000
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	(1,000)	-	-	(1,000)

Total comprehensive eanings (loss)	-	-	-	-	-	-	-	-	-	2,870,000

Share-based compensation related to employee stock options and bonuses	-	-	-	-	50,000	-	-	-	-	50,000

Distribution of settlement proceeds	-	-	-	-	-	-	-	-	(7,000)	(7,000)

Purchase of treasury stock	-	-	(20,000)	-	-	-	-	(35,000)	-	(35,000)

Issuance of warrants	-	-	-	-	4,000	-	-	-	-	4,000

Issuance of stock for warrants exercised	-	-	172,382	-	51,000	-	-	35,000	-	86,000

Issuance of stock for options exercised	-	-	25,800	-	20,000	-	-	-	-	20,000

Issuance of shares pursuant to deferred compensation plan	-	-	132,268	-	-	-	-	-	-	-

Balance, December 31, 2009	27,838	889,000	19,971,622	7,000	42,780,000	(41,073,000)	24,000	$ -	(2,651,000)	(24,000)

Net earnings (loss) (unaudited)	-	-	-	-	-	(1,747,000)	-	-	-	(1,747,000)
Comprehensive income (loss) (unaudited):
Foreign currency translation
adjustment (unaudited)	-	-	-	-	-	-	-	-	-	-

Total comprehensive earnings (loss) (unaudited)	-	-	-	-	-	-	-	-	-	(1,747,000)

Issuance of warrants (unaudited)	-	-	-	-	22,000	-	-	-	-	22,000

Share-based compensation related to
employee stock options (unaudited)	-	-	-	-	42,000	-	-	-	-	42,000

Balance, June 30, 2010 (unaudited)	27,838	$ 889,000	19,971,622	$ 7,000	$ 42,844,000	$(42,820,000)	$ 24,000	$ -	$(2,651,000)	$(1,707,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Net earnings (loss)	$ (1,747,000)	$ 4,858,000
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Depreciation, depletion and amortization	38,000	22,000
Depreciation, depletion and amortization of discontinued operations	15,000	16,000
Gain on sale of assets	-	(4,898,000)
Equity in net loss of unconsolidated affiliates	150,000	11,000
Non cash compensation expense and stock warrants	55,000	4,000
Non cash interest expense	-	4,000
Imputed interest income on long-term accounts receivable	(10,000)	-
Imputed interest expense on note payable	16,000	-
Accretion of asset retirement obligation liability	4,000	-
Net change in assets and liabilities of discontinued operations	99,000	(8,000)
Increase in accounts receivable, other
receivables, prepaid expenses and other current assets	444,000	57,000
(Increase) decrease in inventories	-	-
Decrease in trade accounts payable, accrued expenses and other liabilities	(24,000)	(248,000)
Net cash used in operating activities	(960,000)	(182,000)

Investing activities:
Acquisition of property, plant and equipment	(201,000)	(10,000)
Acquisition of property, plant and equipment of discontinued operations	(2,000)	(7,000)
Acquisition of intangibles	(8,000)	-
Proceeds from sale of assets	-	5,148,000
Investments in unconsolidated affiliates	-	(714,000)
Net cash provided by (used in) investing activities	(211,000)	4,417,000

Financing activities:
Proceeds from line of credit and term notes	590,000	269,000
Proceeds from related party debt	222,000	23,000
Payments on line of credit and term notes	(23,000)	(1,536,000)
Payments on related party debt	-	(70,000)
Proceeds from exercise of stock options and warrants	9,000	13,000
Distributions paid to noncontrolling interests	-	(7,000)
Net cash provided by (used in) financing activities	798,000	(1,308,000)

Net increase (decrease) in cash and cash equivalents	(373,000)	2,927,000

Cash and cash equivalents at beginning of year	629,000	109,000

Cash and cash equivalents at end of period	$ 256,000	$ 3,036,000

Supplemental disclosures of cash flow information:
Interest paid	$ 113,000	$ 201,000
Income taxes paid	$ 30,000	$ 48,000

Noncash investing and financing activities:
Purchase of property, plant and equipment through issuance of debt obligations	$ 733,000	$ 12,000
Note payable entered into on behalf of third-party working interest owners and billed
out through current and long-term accounts receivables	$ 362,000	$ -
Asset Retirement Obligation incurred	$ 27,000	$ -

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
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

The results of operations for the three and six-month periods ended June 30, 2010, are not indicative of the results to be expected for the full year.

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

Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payments (“ASC 718”),of the Financial Accounting Standards Board (“FASB”).  Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the Black-Scholes model.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

The Company reserved 200,000 shares of its common stock for issuance to key management, professional employees and directors under The Beard Company 2006 Stock Option Plan (the "2006 Plan") adopted on May 1, 2006.  There were 90,000 options granted under the 2006 Plan immediately following its adoption.  30,000 of these options were cancelled effective July 31, 2006 following the resignation of the holder thereof.  An additional 30,000 options were cancelled on March 31, 2009 following the termination of another holder.  On October 16, 2009, the 2006 Plan was amended to increase the authorized shares to 400,000.

Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The fair value of the options granted in 2006, 2009 and 2010 was calculated using the following estimated weighted average assuptions:

Option Grant Date	Expected volatility	Expected risk term in years	Risk-free interest rate	Expected dividend yield
May 1, 2006	264.71%	4.75	4.84%	0%
May 22, 2009	368.70%	3.50	2.50%	0%
August 17, 2009	324.51%	3.50	2.50%	0%
August 31, 2009	317.48%	3.50	2.50%	0%
October 19, 2009	315.24%	3.50	2.50%	0%
May 4, 2010	234.91%	3.50	2.50%	0%

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

Share-Based Compensation Expense
The Company uses the straight-line attribution method to recognize expense for unvested options.  The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company will re-evaluate the forfeiture rate annually and adjust as necessary.  The Company recognized $42,000 of share-based compensation expense, net of income taxes, under ASC 718 for 2010.

As of June 30, 2010, there were $330,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 8.9 years.

A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2010 is presented below:

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2009:	190,200	$2.178	9.46	-
Granted	10,000	$2.000	9.80	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Options outstanding at June 30, 2010	200,200	$2.170	9.00	-
Options exercisable at June 30, 2010	39,533	$1.802	8.59	-
Options vested and options expected to vest at June 30, 2010	200,200	$2.170	9.00	-

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

Fair Value of Financial Instruments
The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of June 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company has a restricted certificate of deposit and it is categorized as Level 2.  There were no transfers in or out of Level 2 or Level 3 during the three or six-month periods ended June 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$ 256,000	$ 256,000	$ -	$ -
Restricted Certificates of deposit	50,000	-	50,000	-
Total	$ 306,000	$ 256,000	$ 50,000	$ -

The Company had no financial assets accounted for on a non-recurring basis as of June 30, 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three and six-month periods ended June 30, 2010 and the Company did not have any financial liabilities valued at fair value as of June 30, 2010.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

Impact of Recently Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (currently codified in FASB ASC Topic 932, Extractive Activities – Oil & Gas (“ASC 932”)).  The purpose of the amendments in this Update is to align the oil and gas reserve estimation and disclosure requirements of ASC 932 with the requirements in the SEC’s final rule, “Modernization of Oil and Gas Reporting.” The amendments to ASC 932 are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company adopted ASC 932 effective December 31, 2009.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
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

(2)   Ability to Fund Operations and Continue as a Going Concern
Overview
The accompanying financial statements have been prepared under the going concern assumption. Years of operating losses, negative working capital ratios and accumulated deficits have, in years past, raised doubts about the Company’s ability to continue as a going concern.  During 2009, the Company made significant progress in reducing its outstanding debt, improving its working capital and balance sheet ratios, and improving its shareholders’ equity.  As a result, such concerns were, for the time being, alleviated.

Royal Energy Purchase. On May 28, 2010, the Company entered into a letter agreement (the “Agreement”) to purchase all of Royal Energy, LLC’s (“Royal”) working interest* in the Dilworth Field (the “Assets”) for a purchase price of $900,000.  The Company paid a $150,000 deposit on June 3, 2010.  The remaining $750,000 of the purchase price must be paid on or before October 4, 2010.
___
*Royal owned a 7.535714286% working interest in the Field before payout (“BPO”) and a 3.0142857144% working interest in the Field after payout (APO”) as such terms are defined in the applicable agreements.

The effective date of the transaction was May 1, 2010 (the “Effective Date”).  Royal is responsible for all expenses and will receive all revenues relating to the Assets incurred and earned prior to the Effective Date.  The Company is responsible for all expenses and will receive all revenues relating to the Assets incurred and earned after the Effective Date.

The Company completed its acquisition of the Assets on June 3, 2010, pursuant to the terms of the Agreement.  If the Company fails to pay the $750,000 remainder of the purchase price by October 4, 2010, it must re-assign the Assets back to Royal who will be entitled to retain the deposit as liquidated damages.

Deterioration in the Company’s Liquidity.  There has been a material deterioration in the Company’s liquidity during the past six months.  A major portion of this deterioration has been due to the startup problems the Company has encountered while bringing the Dilworth Field onstream, which has significantly impacted its cash flow.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Dilworth Field Operations”).  The Company is currently addressing the deficiency in several different ways.  (See “Current Alternatives Being Pursued to Improve Liquidity” below).  The Company believes that the funds from the sale of short-term notes now in progress will be sufficient to address its cash flow and working capital requirements until the sale of a portion of its interest in the Dilworth Field has occurred.

Current Alternatives Being Pursued to Improve Liquidity.  The Company is pursuing various alternatives to improve its liquidity, including (1) the private placement of up to $1,000,000 of short-term notes (of which $825,000 have been sold to date) and 3-year warrants; (2) the sale of a portion of the Company’s working interest in the Dilworth Field; and/or (3) listing the Company’s common stock with a nationally recognized stock exchange so as to enhance the liquidity of such stock.  Once the Dilworth Field is generating the level of positive cash flow anticipated, the Company will be working to secure a bank line-of-credit facility, if needed, to  pay down debt or provide additional working capital.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

Although there can be no assurances that the Company will be successful in any of the above activities, the Company has demonstrated an ability to fund its operations whenever required to do so in the past, and believes that it will be able to pay its obligations as they come due.  See Note (10) below.

(3)   Discontinued Operations
Coal Segment
On May 4, 2010, the Company decided to discontinue the operations of its wholly-owned subsidiary, Beard Technologies, Inc (“BTI”).  BTI comprises 100% of the companies operating in the discontinued Coal Segment.  The segment recorded revenues of $31,000 and $39,000 for the three and six-month periods ended June 30, 2010, respectively, compared to $1,000 and $2,000 for the three and six-month periods ended June 30, 2009, respectively.  BTI’s losses were $139,000 and $278,000 for the three and six-month periods ended June 30, 2010 compared to $174,000 and $317,000 for the same periods, respectively, in 2009.  At June 30, 2010, BTI’s significant assets consisted of $3,000 cash, $30,000 of receivables and prepaid expenses, fixed assets of $710,000 and deposits totaling $33,000.  The significant liabilities of BTI at June 30, 2010 consisted of accounts payable and accrued expenses of $77,000, notes payable totaling $409,000 and other long-term liabilities of $8,000.  Currently, the Company’s Board of Directors is in active negotiations to sell certain assets of BTI.  The Company expects to sell or otherwise dispose of all assets and liabilities of BTI prior to December  31, 2010.

China Segment
In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China.  In the first quarter of 2009, the Company ceased operations of the two remaining entities operating in China and wrote off all remaining assets and liabilities associated with these two entities, recording a gain of $6,000.  The segment recorded no revenues for either of the three or six-month periods ending June 30, 2010 or 2009.  The segment recorded a loss of $6,000 for the three-month period ended June 30, 2009.  That loss offset the earnings of $6,000 for the first three months of 2009 resulting in no earnings or losses for the six-month period ended June 30, 2009.  At June 30, 2010, the segment had no significant assets and had liabilities for accrued expenses totaling $6,000 in the remaining entities in the China Segment.  The Company expects to pay or otherwise be relieved of all liabilities of the segment prior to December 31, 2010.

BE/IM, WS & ITF Segments
The Company has three other discontinued segments: (1) the brine extraction/iodine manufacturing (“BE/IM”) segment, (2) the interstate travel facilities (“ITF”) segment, and (3) the well-servicing (“WS”) segment.  These segments were discontinued in 1999, 1999, and 2001, respectively, and the Company has been in the process of disposing of the segments’ assets and paying or otherwise eliminating their liabilities since the decisions were made to discontinue the segments.  The earnings (losses) of the segments are each separately less than $1,000 and net to an amount that would not round to a $1,000 earnings or loss figure for either of the three or six-month periods ended June 30, 2010 or 2009.  As of June 30, 2010, the significant assets of the discontinued segments are fixed assets totaling $20,000 which the Company expects to dispose of by December 31, 2010.  The significant liabilities of the three segments consist of trade payables and other accrued expenses and total $44,000.  The Company expects to dispose of the liabilities by December 31, 2010.

(4)   Convertible Preferred Stock
Effective January 1, 2003, the Company’s preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) Beard common stock.  At June 30, 2010 (after giving effect to a 2-for-1 stock split effected in November of 2009) each share of Beard preferred stock was convertible into 21.28876408 (592,636) shares of Beard common stock.  The conversion ratio will be adjusted if additional warrants or convertible notes are issued, in each case at an exercise, conversion or grant price below $0.645825 per share.  Fractional shares will not be issued, and cash will be paid in redemption thereof.  The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

(5)   Earnings (Loss) Per Share
Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years.  Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but were excluded from the 2007 computation except for 47,530 shares which were distributed in June of 2007 and 84,740 shares which were distributed in July of 2007 and from the 2008 and 2009 computations except for 132,270 and 132,268 shares which were distributed in January of 2008 and 2009, respectively.  As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding.  566,276 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2010 through 2014.  Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock and convertible notes were converted to common stock.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic EPS:
Weighted average common shares outstanding	19,971,622	19,824,914	19,971,622	19,811,214
Shares in deferred stock compensation plans treated as common stock equivalents	132,267	-	132,267	1,096
	20,103,889	19,824,914	20,103,889	19,812,310
Diluted EPS:
Weighted average common shares outstanding	19,971,622	19,824,914	19,971,622	19,811,214
Shares in deferred stock compensation plans treated as common stock equivalents	132,267	-	132,267	1,096
Convertible debt amounts considered to be common stock equivalents	-	391,112	-	391,112
Convertible Preferred Shares considered to be common stock equivalents	-	592,636	-	592,636
Employee stock options considered to be common stock equivalents	-	30,000	-	30,000
Stock options to third parties considered to be common stock equivalents	-	80,000	-	80,000
Warrants issued in connection with debt offerings treated as common stock equivalents	-	167,908	-	167,908
	20,103,889	21,086,570	20,103,889	21,073,966

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

(6)   Income Taxes
In accordance with the provisions of the Statement of Financial Accounting Standard No. 109,  “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts.  The Company recorded provisions of none and $28,000 for federal alternative minimum taxes for the three and six-month periods ended June 30, 2010 compared to none and $80,000 for the same periods, respectively, in 2009.

At June 30, 2010, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

	Expiration Date	Amount
Federal regular tax operating loss carryforwards	2021-2029	$ 4,615
Tax depletion carryforward	Indefinite	$ 3,450

(7)   Investments and Other Assets
Investments and other assets consisted of the following:	For the Periods Ended
	June 30, 2010	December 31, 2009

Investment in real estate limited partnership	$ 13,000	$ 13,000
Investment in and Advances to Geohedral, LLC	72,000	222,000
Other assets	75,000	64,000
	$ 160,000	$ 299,000

Investment in Real Estate Limited Partnerships
The Company owns a limited partnership interest in a real estate limited partnership whose only asset consists of a tract of undeveloped land near Houston, Texas, most of which was sold in 2004.  The losses of this entity are normally attributable to the Company’s share of real estate taxes on the property held by the partnership.  The Company recorded losses of $4,000 in the fourth quarter of 2009.  No losses have yet been recorded for 2010.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

Investment in and Advances to Geohedral LLC
In 2008, the Company contributed $440,000 for a 23.16375% ownership interest in Geohedral LLC. (“Geohedral”).  Geohedral is involved in minerals exploration operations in southern Alaska.  The Company does not control Geohedral’s operations and, therefore, accounts for its investment using the equity method of accounting.  In 2009, the Company contributed another $590,000 to Geohedral and bought a 2.51625% additional interest from another partner for another $441,000.   The Company recorded $669,000 as its share of losses for the year ended December 31, 2009.  Additionally, in 2009, the Company’s carrying value of its investment was written down another $149,000.  The Company recorded $86,000 and $150,000 as its share of losses for the three and six-month periods ended June 30, 2010, respectively.  The remaining $72,000 investment equals the Company’s 25.68% ownership in the underlying equity of Geohedral.  The Company also had $7,000 of receivables due from Geohedral at June 30, 2010 related to services provided the entity by the Company and certain expenses paid for the entity by the Company.  The receivables are due on demand and do not accrue interest.

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

(9)   Business Segment Information
The Company manages its business by products and services and by geographic location (by country).  The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes.  The Company had one reportable segment - Oil & Gas - in the first six months of 2010 and four reportable segments for the same period in 2009.  The segments for the period in 2009 were Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

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

The following is certain financial information (presented in thousands of dollars) regarding the Company’s reportable segments and former reportable segments (for the three and six-month periods ended June 30, 2010 and 2009).

General corporate assets and expenses are not allocated to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

	Carbon Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended June 30, 2010
Revenues from external customers	$7	$-	$97	$104
Segment profit (loss)	2	-	(97)	(95)

Three months ended June 30, 2009
Revenues from external customers	$5	$-	$37	$42
Segment profit (loss)	1	767	21	789

Six months ended June 30, 2010
Revenues from external customers	$13	$1	$230	$244
Segment profit (loss)	4	1	(143)	(138)
Segment assets	5	-	3,572	3,577

Six months ended June 30, 2009
Revenues from external customers	$285	$3	$60	$348
Segment profit (loss)	247	742	25	1,014
Segment assets	1	3	309	313

Reconciliation of total reportable segment loss to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total earnings (loss) for reportable segments	$ (95)	$ 789	$ (138)	$ 1,014
Net corporate earnings (expenses) not allocated to segments	(708)	4,602	(1,303)	4,241
Total consolidated earnings (loss) for continuing operations before income taxes	$ (803)	$ 5,391	$ (1,441)	$ 5,255

(10)  Subsequent Event
True Energy Purchase.  On August 4, 2010, Dilworth Partners, LLC (“DPLLC”) entered into a letter agreement (the “Agreement”) to purchase all of True Energy Exploration, LLC’s (“True”) working interestA in the Dilworth Field (the “Assets”) for a purchase price of $900,000.  DPLLC paid a $25,000 deposit on such date.  The remaining $875,000 of the purchase price was paid on August 20, 2010.
___
ATrue owns a 7.535714286% working interest in the Field before payout (“BPO”) and a 3.0142857144% working interest in the Field after payout (APO”) as such terms are defined in the applicable agreements.
BUnder the Operating Agreement of DPLLC, the Company will back in for a 50% ownership in the partnership after the Members have received their initial capital contributions ($900,000) back.

THE BEARD COMPANY AND SUBSIDIARIES

June 30, 2010 and 2009
(Unaudited)

The effective date of the transaction was July 1, 2010 (the “Effective Date”).  True is responsible for all expenses and will receive all revenues relating to the Assets incurred and earned prior to the Effective Date.  DPLLC is responsible for all expenses and will receive all revenues relating to the Assets incurred and earned after the Effective Date.

As of August 15, 2010, the Company had closed on the sale of $825,000 of its 6-Month 10% Short-Term Notes and 3-Year Warrants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2009 and results of operations for the quarter ended June 30, 2010, compared to the prior year second quarter and the six months ended June 30, 2010 compared to the prior year six months.  Such discussion should be read in conjunction with the Company's financial statements including the related footnotes.

In preparing the discussion and analysis, we have presumed readers have read or have access to the discussion and analysis of the prior year's results of operations, liquidity and capital resources as contained in our 2009 Form 10-K.

Overview
Our current operations are now confined to the Oil & Gas (“Oil & Gas”) Segment.  Our principal business is oil and gas exploration and production, and this is where management’s operating attention is primarily focused.  We are also conducting minerals exploration and development through our Geohedral investment.

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

THE BEARD COMPANY AND SUBSIDIARIES

During the first six months of 2010 our continuing operations reflected a loss of $1,469,000 compared to income of $5,175,000 for the first half of 2009.  The majority of the $6,644,000 decrease in earnings is attributable to the fact that the first half of 2009 reflected a gain of the sale of assets totaling $4,898,000 and $832,000 in proceeds from the VISA litigation.  There were no comparable amounts in the first half of 2010.

Operating results for the discontinued Coal Segment during the first six months of both 2010 and 2009 continued to be impacted by the lack of a coal contract generating operating profits.  The segment recorded operating losses of $278,000 in 2010 and $317,000 in 2009.

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

Dilworth Field Operations.  The McElmo Dome sale (the “Sale”) provided the cash we needed to increase our participation in the Dilworth Field (the “Field”) where we already had a carried 10% interest, while at the same time solving our (then) current debt and cash flow problems.  Our $760,000 investment in the Field increased our participation from (i) zero before payout and 10% after payout to (ii) 10% before payout and 14% after payout.  Such percentages do not reflect the purchase of Field working interest from either Royal Energy, LLC or True Energy Exploration, LLC (See Notes (2) and (10) to the financial statements.  If we are able to meet our latest internal projections, we expect to recoup 3.5 times our initial investment (or $2,660,000) by the third quarter of 2012, with steadily increasing revenues beginning in late August of 2010.  Despite the delays (see below) we have encountered to date, we continue to believe that our interest in the Field will generate a return on investment substantially greater than the returns generated in the past by our former CO2 Segment.  The Sale also gave us the ability to increase our participation in the Geohedral mining project where we believe we have the potential for a meaningful discovery of magnetite, gold, silver and other minerals.

As indicated above, none of the Dilworth, Geohedral or the discontinued Coal projects were generating positive cash flow when we decided to change our strategy.  Meaningful production from the Field has been delayed as a result of (i) adverse weather conditions which affected final construction and various startup activities, and (ii) the limited disposal capacity experienced by the Johns 20-1 salt water disposal well (“SWDW”).  In mid-July we completed the installation of two horizontal pumping systems (“HPS”) to increase the disposal capacity of the Johns 20-1 SWDW to the designed rate.  Two HPS’s should enable the Field to achieve total disposal capacity of more than 180,000 to 200,000 bbls/day.  This will allow us to (i) utilize the majority of the production wells in the Field, (ii) sustain crest-wide drawdown, and (iii) trigger the Type 3 Reservoir matrix production designed from the project’s inception.  Surface and downhole equipment was delivered for the BD 17-1 well (which we believe to be the best well in the Field) in early August, and the well was put online in mid-August of 2010.  We currently have eight of the nine production wells producing at various flow rates and will continue to ramp up total Field production slowly to the designed rate exceeding 180,000 bbls/day of total fluid.  We believe we are on track  to start generating positive cash flow in September of 2010.

Geohedral.  We conduct minerals exploration in Alaska through our investment in Geohedral, LLC.  We currently own approximately 25.68% of Geohedral's outstanding equity interests.  The initial assays of samples from its mining claims conducted independently by Dr. Jan Cannon indicated significant quantities of gold, silver, magnetite and ilmenite.  Geohedral conducted several initial assays in the Tanis Mesa claims which also indicated significant quantities of gold and silver.  Geohedral has since engaged several other independent laboratories to conduct assays of its mining claims in order to verify the results of Dr. Cannon’s initial assays and the assays conducted on Tanis Mesa.  To date, results from the independent assays have not correlated with the results of the initial assays.  In fact, these subsequent assays failed to indicate commercial quantities of gold or silver in any of Geohedral’s present claims and have shown significantly less magnetite and ilmenite within the Black Sands area than was documented previously.    Geohedral is currently attempting to raise additional capital to extend portions of its leases and do further exploratory work, but the project must be considered speculative at this point.

THE BEARD COMPANY AND SUBSIDIARIES

Our revenues from continuing operations decreased for the first half of 2010 compared to the same period of 2009.  Most of the decrease was attributable to the former CO2 Segment where the sale, effective March 1 of 2009, of our remaining 65% interest in the McElmo Dome field resulted in lower production to our interest when comparing the two periods.  CO2 revenues were $285,000 in the 2009 first six months compared to $13,000 for the first half of 2010 and segment operating profit decreased $242,000.  The Oil & Gas Segment reflected poorer results in the current quarter as both prices and volumes were down and lease operating expenses were up sharply as a result of the startup issues in the Dilworth Field described above.  The discontinued Coal Segment reflected a slightly decreased operating loss in the first half of 2010 as a result of reduced operating expenses.  The discontinued China Segment generated no earnings or losses in the first half of either 2010 or 2009.

Material changes in financial condition – June 30, 2010 as compared with December 31, 2009.

The following table reflects changes in our financial condition during the periods indicated:

	June 30, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$256,000	$629,000	$373,000

Working capital	$(1,589,000)	$883,000	$(2,472,000)

Current ratio	0.58 to 1	1.47 to 1

During the first half of 2010, our working capital position worsened by $2,472,000 from $883,000 as of December 31, 2009.

As can be seen from the above, there has been a material deterioration in our liquidity during the past six months.  A major portion of this deterioration has been due to the startup problems we have encountered while bringing the Dilworth Field onstream, which has significantly impacted our cash flow.  (See “Overview - Dilworth Field Operations” above).  We are currently addressing the deficiency in several different ways.  (See Note 2 to the Financial Statements - “Current Alternatives Being Pursued to Improve Liquidity”).  We believe that the funds from the sale of short-term notes now in progress will be sufficient to address our cash flow and working capital requirements until the sale of a portion of (i) BTI’s assets has been completed or (ii) the sale of a portion of our interest in the Dilworth Field has occurred.

Material changes in results of operations - Quarter ended June 30, 2010 as compared with the Quarter ended June 30, 2009.

The net loss for the second quarter of 2010 was $943,000 compared to earnings of $5,131,000 for the 2009 second quarter.  Continuing operations posted net losses of $803,000 compared to earnings of $5,311,000 for the same period in 2009.  In addition, our discontinued operations had losses totaling $140,000 for the second quarter of 2010 compared to $180,000 for the second quarter of 2009.

The Oil & Gas Segment’s operating profit decreased $111,000 to a loss of $90,000 for the second quarter of 2010 compared to earnings of $21,000 for the same period in 2009.  The operating profit in the CO2 Segment increased $2,000 to $3,000 compared to $1,000 a year earlier as a result of the receipt of prior period adjustments in volumes to our interest for the periods prior to the sale of our interest in the McElmo Dome field.  The e-Commerce Segment incurred operating losses of $27,000 for the second quarter of 2009 compared to none in the second quarter of 2010.  The operating loss in Other activities for the second quarter of 2010 increased $298,000 compared to the same period in 2009.  As a result, the operating loss for the current quarter increased $380,000 to $640,000 versus $260,000 in the corresponding quarter of the prior year.

THE BEARD COMPANY AND SUBSIDIARIES

Operating results of our primary operating Segments are reflected below:

	2010	2009
Operating profit (loss):
Oil & gas	$ (90,000)	$ 21,000
Carbon dioxide	3,000	1,000
e-Commerce	-	(27,000)
Subtotal	(87,000)	(5,000)
Other	(553,000)	(255,000)
Total	$ (640,000)	$ (260,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Oil & Gas

The Oil & Gas Segment recorded $97,000 in revenues for the second quarter of 2010 compared to $37,000 for the same period in 2009.   There was a 30% decrease in production volumes in the second quarter of 2010 versus the second quarter in 2009 to our interest in the eight wells in Colorado in which we have an interest.  Prices also decreased by an average of almost 25% from the second quarter of 2009 to the second quarter of 2010 resulting in a decrease in revenue of $10,000 for these wells.  Total revenue for the Colorado wells amounted to $12,000 for the three months ended June 30, 2010 compared to $22,000 for the same period in 2009.  Operating costs totaled $11,000 and $13,000 for the second quarter of 2010 and 2009, respectively.  Depreciation expense for these wells increased $4,000 to $8,000 when comparing the second quarter of 2010 to the same period in 2009.  As a result, the wells in the Colorado portion of the segment realized an operating loss of $7,000 for the second quarter of 2010 compared to earnings of $4,000 for the same period in the prior year.

We previously held an interest in an unconsolidated partnership which acquired working interests in the Dilworth Field located in Kay County, Oklahoma in April of 2009.  On December 31, 2009, this partnership was dissolved and each partner’s respective share of the working interests in the assets in the partnership were distributed to each respective partner.  For the second quarter of 2010, our revenue from the Dilworth Field amounted to $68,000, our operating expenses were $166,000 and depreciation totaled $2,000 for operating losses for this portion of the segment amounting to $100,000. We acted as operator for the Field and, as such, recorded $17,000 in revenue.  As a result of the above, this segment lost $90,000 for the second quarter of 2010 compared to earnings of $21,000 for the same period in 2009.

Carbon dioxide

Second quarter 2010 operations reflected an operating profit of $3,000 compared to $1,000 for the 2009 second quarter.  The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado.  As a result of the sale of 35% of our interests in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% of our interests effective March 1, 2009, normal or recurring operating revenues in this segment from the McElmo Dome field were eliminated after March 1, 2009.  We received $2,000 in revenue from McElmo in the second quarter compared to none in the prior year quarter as a result of adjustments made by the operator for volume or price adjustments to prior period amounts. We have a very small royalty interest in a carbon dioxide producing field in Wyoming.  The revenues for this Wyoming field remained static at $5,000 when comparing the second quarter of 2010 to the same period in 2009.

THE BEARD COMPANY AND SUBSIDIARIES

e-Commerce

The e-Commerce Segment incurred an operating loss of $27,000 for the second quarter of 2009 compared to none for the same period in 2010.  The settlement of the VISA litigation in the second quarter of 2009 resulted in a cessation of any allocation of expenses to this segment after June, 2009, and, as a result, the segment incurred less than $1,000 in expenses for the second quarter of 2010.  The segment received no revenues in the second quarter of either 2009 or 2010.  The provision for an annual license fee in the segment’s patent license agreement terminated in 2005.  The segment will continue to receive royalty fee income according to the terms of the agreement.  The decrease in the operating loss is attributable to decreased legal fees associated with the Visa litigation.  The segment received $832,000 as its portion of the settlement which was recorded as other income in that quarter with no comparable amount in the second quarter of 2010.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment.  These activities generated operating losses of $553,000 for the second quarter of 2010 compared to $255,000 for the same period of 2009.  The $298,000 increase in operating losses was the result of changes in numerous expense accounts; primarily increases of $108,000 in compensation and related expenses, $129,000 in legal, accounting and other professional fees, along with increases of $4,000, $6,000, $10,000 and $13,000 in insurance, directors fees and expenses, telephone and rent expense, respectively, when comparing the second quarter of 2010 to the same period in 2009.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $290,000 to $541,000 compared to $251,000 for the second quarter of 2009.  See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense for the second quarter of 2010 increased $14,000 to $22,000 compared to $8,000 for the same period in 2009.  The increase was due primarily to (i) depreciation of assets recently acquired in the Oil & Gas Segment which accounted for $6,000 of the increase, and (ii) increased amortization of capitalized costs associated with the issuance of the notes payable in the first half of 2010, which also accounted for $6,000 of the increase in total DD&A.

Other income and expenses

Other income and expenses for the second quarter of 2010 netted to a loss of $163,000 compared to earnings of $5,651,000 for the second quarter of 2009.  Interest income increased $1,000 to $6,000 for the second quarter of 2010 compared to $5,000 for 2009.  Interest expense was $17,000 higher primarily as a result of additional debt carried in the second quarter of 2010 compared to the same period in 2009.   We recorded a gain of $4,897,000 on the sale of assets (principally, the sale of our remaining 65% interest in McElmo Dome carbon dioxide field) in the second quarter of 2009 compared to no gain or loss on the sale of assets in the second quarter of 2010.  The receipt of the funds from the sale of these assets allowed us to pay down  $1,414,000 of our debt in the second quarter of 2009.  We also recorded $86,000 in the second quarter of 2010 compared to $11,000 as our share of losses from unconsolidated affiliates.  Finally, in June, 2009, we received $832,000 from the VISA litigation settlement with no comparable amount in the second quarter of 2010.

Income taxes

We recorded a provision for federal alternative minimum taxes of $80,000 for the second quarter of 2009 compared to none in the second quarter of 2010.  We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

THE BEARD COMPANY AND SUBSIDIARIES

Discontinued operations

Our financial results included losses of $140,000 from our discontinued operations for the second quarter of 2010 compared to $180,000 for the same period in 2009, as a result of the discontinuance of four of our segments.  In May of 2010, we elected to discontinue the Coal Segment.  The segment recorded revenues of $31,000 and $1,000 for the three-month periods ended June 30, 2010 and 2009, respectively.  BTI’s losses were $139,000 and $174,000 for the second quarters of 2010 and 2009, respectively.  At June 30, 2010, BTI’s significant assets consisted of $3,000 cash, $30,000 of receivables and prepaid expenses, fixed assets of $710,000 and deposits totaling $33,000.  The significant liabilities of BTI at June 30, 2010 consisted of accounts payable and accrued expenses of $77,000, notes payable totaling $409,000 and other long-term liabilities of $8,000.  We made the decision to discontinue the China Segment during the fourth quarter of 2007.  The losses attributable to this segment amounted to $6,000 for the second quarter of 2009 compared to none for the same period in 2010.  We sold our interests in the partnership which owned the fertilizer manufacturing plant in China in 2008, recording a gain of $1,671,000 in the fourth quarter of that year.  The losses for 2009 are attributable to the remaining entities included in this segment.  Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the second quarters of 2010 and 2009.  In both 2010 and 2009, we recorded gains of $1,000 in our discontinued interstate travel facilities business as we collected certain amounts previously written off.   As of June 30, 2010, assets of discontinued operations to be disposed totaled $798,000 and liabilities of discontinued operations totaled $544,000.  We believe that all of the assets of the discontinued segments have been written down to their realizable value.  We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2010.

Material changes in results of operations - Six months ended June 30, 2010 as compared with the Six months ended June 30, 2009.

We recorded losses of $1,747,000 for the first six months of 2010 compared to earnings of $4,858,000 for the same period in 2009.  Continuing operations reflected a loss of $1,469,000 for the first half of 2010 compared to earnings of $5,175,000 for the first six months of 2009.  The primary reasons for the $6,644,000 deterioration in results are (i) a $4,898,000 in the gain on sale of assets for the first half of 2009, and (ii) the receipt, in June of 2009 of the $832,000 VISA litigation settlement with no comparable amounts in the first half of 2010. Additionally, revenues were down $104,000 and operating expenses were up $747,000 when comparing the first half of 2010 to the same period in 2009.   Discontinued operations earnings and losses were $278,000 for the first half of 2010 compared to $317,000 from such operations for the first six months of 2009.

Operating results of the Company’s primary operating segments are reflected below:

	2010	2009
Operating profit (loss):
Oil & gas	$ (133,000)	$ 23,000
Carbon dioxide	5,000	247,000
e-Commerce	1,000	(52,000)
Subtotal	(127,000)	218,000
Other	(1,036,000)	(530,000)
Total	$ (1,163,000)	$ (312,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

THE BEARD COMPANY AND SUBSIDIARIES

Oil & Gas

The Oil & Gas Segment recorded $230,000 in revenues for the first half of 2010 compared to $60,000 for the same period in 2009.  There was a 30% decrease in production volumes in the first half of 2010 versus the first quarter in 2009 to our interest in the eight wells in Colorado in which we have an interest.  Prices also decreased by an average of almost 22% from the first six months of 2009 to the same period for 2010 resulting in a decrease in revenue of $18,000 for these wells.  Total revenue for the Colorado wells amounted to $25,000 for the six months of 2010 compared to $43,000 for the same period in 2009.  Operating costs totaled $24,000 and $30,000 for the first halves of 2010 and 2009, respectively.  A decrease in lease operating costs of $10,000 was partially offset by increases in ad valorem taxes and professional fees of $3,000 each. The net of these changes accounted for the majority of the decrease in operating costs for the Colorado wells.  Depreciation expense for these wells increased $9,000 to $16,000 when comparing the first half of 2010 to the same period in 2009.  As a result, the wells in the Colorado portion of the segment realized an operating loss of $15,000 for the first half of 2010 compared to earnings of $6,000 for the same period in the prior year.

We previously held an interest in an unconsolidated partnership which acquired working interests in the Dilworth Field located in Kay County, Oklahoma in April of 2009.  On December 31, 2009, this partnership was dissolved and each partner’s respective share of the working interests in the assets in the partnership were distributed to each respective partner.  For the first six months of 2010, our revenue from the Dilworth Field amounted to $171,000, our operating expenses were $319,000, and depreciation totaled $4,000 for operating losses for this portion of the segment amounting to $152,000.  We acted as operator for the Field and, as such, netted $34,000 in revenue.  As a result, this segment lost $133,000 for the first half of 2010 compared to earnings of $23,000 for the same period in 2009.

Carbon dioxide

Operations for the first six months of 2010 resulted in an operating profit of $5,000 compared to $247,000 of operating profit for the 2009 first half.  The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado.  We sold 35% of our interests in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% closed in May, 2009 but was effective March 1, 2009.  As a result, segment operating revenues decreased $272,000 or 95% to $13,000 for the first six months of 2010 compared to $285,000 for the same period in 2009.  Only $2,000 of the $13,000 of our recorded revenues for the first six months of 2010 were from the McElmo Dome field and these were prior period adjustments for the periods we owned an interest in the field.  The other $11,000 in revenues for the six months of 2010 were from the minor royalty interest in a Wyoming field which we continue to hold.  We received $7,000 from this field for the first half of 2009.  We recorded $23,000 less in operating costs associated with our properties in the first half of 2010 compared to the same period in 2009. Depreciation expenses were none in 2010 compared to $7,000 for the first half of 2009.

e-Commerce

The e-Commerce Segment recorded earnings of $1,000 for the first half of 2010 compared to an operating loss of $52,000 for the first half of 2009.  The segment recorded revenues of $1,000 of royalty fee income in the first half of 2010 compared to $3,000 for the first six months of 2009.  The provision for an annual license fee in the segment’s patent license agreement terminated in 2005.  The segment will continue to receive royalty fee income according to the terms of the agreement.  With the conclusion of the Visa litigation and the receipt of the settlement in the second quarter of 2009, we ceased allocating the manager’s salary and related costs to the segment which accounts for the $54,000 reduction in operating expenses when comparing 2010 to 2009

THE BEARD COMPANY AND SUBSIDIARIES

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment.  These activities generated losses of $1,036,000 for the first six months of 2010 compared to $530,000 for the first half of 2009.  The $506,000 increase in operating losses was due primarily to increases of $213,000, $194,000, $18,000, $15,000 and $12,000 in compensation and related expenses, professional fees, directors fees, shareholder relations and rent expenses, respectively and a reduction of $28,000 in the amount of administrative costs billed to related entities for which we had been performing services.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first half of 2010 increased $496,000 to $1,018,000 from $522,000 for the 2009 six months.  See discussion in “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense increased $15,000 from $23,000 for the six months ended June 30, 2009 to $38,000 for the same period in 2010.  Amortization expenses increased $7,000 for the first six months of 2010 compared to the same period in 2009 as we capitalized certain costs associated with our 2010 short-term notes and are in the process of expensing those costs over the six-month term of the notes.  Depreciation expenses in the Oil & Gas Segment increased $13,000 as we have purchased additional equipment for our working interests in the Dilworth Field.  We did experience a reduction of $7,000 in depreciation expense in the Carbon Dioxide Segment because we sold our remaining 65% interest in the McElmo Dome field in the second quarter of 2009.  Our remaining revenue producing asset in the CO2  Segment is a royalty interest.

Other income and expense

Other income and expense for the first six months of 2010 netted to a loss of $278,000 compared to earnings of $5,567,000 for the same period in 2009.  Interest income increased to $13,000 for the first half of 2010 compared to $8,000 for the first six months of 2009.  Interest expense for the first six months of 2010 was $142,000 compared to $156,000 for the same period in 2009 as the result of lower debt balances when comparing the periods.  Receipt of the funds from the sale, in the second quarter of 2009, of the remaining 65% of our interest in McElmo Dome resulted in a gain of $4,902,000 and allowed us to pay down $1,414,000 in debt.  Total gains on sales of assets were $4,898,000 for the first half of 2009 compared to none for the same period in 2010.  Our equity in earnings of unconsolidated affiliates reflected net losses of $150,000 for the first half of 2010 compared to $11,000 for the first half of 2009.  The loss for 2010 is associated with our interest in Geohedral which is a minerals exploration project in Alaska while the loss in 2009 was due to our interest in the new entity formed to own and operate the Dilworth properties in Kay County, Oklahoma.  This entity was dissolved, and the properties distributed to the owers, on December 31, 2009.  Finally, in June of 2009, we received $832,000 in proceeds as starpay’s share of the VISA litigation settlement.  We distributed $7,000 of this settlement to the other three partners in starpay according to the terms of the partnership agreement.  There was no such recovery in the first half of 2010.

Income taxes

We recorded a provision of $80,000 for federal alternative minimum taxes for the first half of 2009 compared to $28,000 for the first half of 2010.  We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

THE BEARD COMPANY AND SUBSIDIARIES

Discontinued operations

Our financial results reflected net losses from discontinued operations of $278,000 for the first half of 2010 compared to $317,000 for the first half of 2009, as a result of the discontinuance of four of our segments.  In May of 2010, we elected to discontinue the Coal Segment.  The segment recorded revenues of $39,000 and $2,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  BTI’s losses were $278,000 and $317,000 for the first halves of 2010 and 2009, respectively.  At June 30, 2010, BTI’s significant assets consisted of $3,000 cash, $30,000 of receivables and prepaid expenses, fixed assets of $710,000 and deposits totaling $33,000.  The significant liabilities of BTI at June 30, 2010 consisted of accounts payable and accrued expenses of $77,000, notes payable totaling $409,000 and other long-term liabilities of $8,000.  We made the decision to discontinue the China Segment during the fourth quarter of 2007.  The losses attributable to this segment netted to none for each of the first six months of both 2009 and 2010.  Losses from the discontinued iodine manufacturing operation amounted to $1,000 for both the first six months of 2010 and 2009.  In both 2010 and 2009, we recorded a gain of $1,000 in our discontinued interstate travel facilities business as we collected certain amounts previously written off.   As of June 30, 2010, assets of discontinued operations to be disposed totaled $798,000 and liabilities of discontinued operations totaled $544,000.  We believe that all of the assets of the discontinued segments have been written down to their realizable value.  We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  We believe our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

We did not effect any change in our internal control over financial reporting during the quarter or six months ended June 30, 2010 that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

THE BEARD COMPANY AND SUBSIDIARIES

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of August 15, 2010, the Company had closed on the sale of $825,000 of its 6-Month 10% Short-Term Notes and 3-Year Warrants.

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

Item 4.  [Removed and Reserved].

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
10.23
 Letter Agreement dated May 28, 2010 between Royal Energy, LLC and The Beard Company, re purchase of interests in Dilworth Field.  (This exhibit has been previously filed as Exhbiit 10.23 to Form 8-K filed June 4, 2010, and same is incorporated herein by reference).

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

(Registrant) THE BEARD COMPANY

/s/ Herb Mee, Jr.
(Date) August 23, 2010	Herb Mee, Jr., President and Chief Financial Officer

/s/ Jack A. Martine
(Date) August 23, 2010	Jack A. Martine, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect.	Incorporated herein by reference

4.1
Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant.
Incorporated herein by reference

10.23	Letter Agreement dated May 28, 2010 between Royal Energy, LLC and The Beard Company, re purchase of interests in Dilworth Field.	Incorporated herein by reference

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

THE BEARD COMPANY AND SUBSIDIARIES

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).	Filed herewith electronically

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith electronically