Form 10-Q
period 2010-09-30
BEARD CO /OK
filed 2010-11-15
CIK 909992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2010
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 15, 2010.

Common Stock $.00033325 par value – 20,019,150

THE BEARD COMPANY

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations - Three Months and Nine Months ended September 30, 2010 and 2009 (Unaudited)	4

Statements of Shareholders’ Equity (Deficiency) - Year ended December 31, 2009 and Nine Months ended September 30, 2010 (Unaudited)	5

Statements of Cash Flows – Nine Months ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
18
Item 3. Quantitative and Qualitative Disclosures About Market Risk
26
Item 4. Controls and Procedures
27
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. [Removed and Reserved]	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

PART I FINANCIAL INFORMATION.

Item 1. Financial Statements

THE BEARD COMPANY AND SUBSIDIARIES
Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009

	September 30,	December 31,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$110,000	$629,000
Accounts receivable, less allowance for doubtful receivables of $55,000 in 2010 and $31,000 in 2009	1,603,000	1,044,000
Inventories	84,000	48,000
Prepaid expenses and other assets	89,000	139,000
Assets to be disposed	831,000	885,000
Total current assets	2,717,000	2,745,000

Restricted certificate of deposit	50,000	50,000

Note and other long-term receivables	242,000	300,000

Investments and other assets	91,000	299,000

Property, plant and equipment, at cost, based on the successful efforts method of accounting for oil and gas properties	2,383,000	1,364,000
Less accumulated depreciation, depletion and amortization	392,000	346,000
Net property, plant and equipment	1,991,000	1,018,000

Intangible assets, at cost	29,000	75,000
Less accumulated amortization	28,000	72,000
Net intangible assets	1,000	3,000
	$5,092,000	$4,415,000

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Trade accounts payable	$1,763,000	$1,015,000
Accrued expenses	309,000	273,000
Short-term debt	1,611,000	-
Short-term debt - related parties	245,000	-
Current maturities of long-term debt	80,000	32,000
Liabilities to be disposed	812,000	542,000
Total current liabilities	4,820,000	1,862,000

Long-term debt less current maturities	257,000	304,000

Long-term debt - related entities	2,004,000	1,971,000

Other long-term liabilities	336,000	302,000

Shareholders' equity (deficiency):
Convertible preferred stock of $100 stated value; 5,000,000 shares authorized; 27,838 shares issued and outstanding	889,000	889,000
Common stock of $.00033325 par value per share; 30,000,000 authorized; 20,019,150 and 19,971,622 issued and outstanding in 2010 and 2009, respectively	7,000	7,000
Capital in excess of par value	42,882,000	42,780,000
Accumulated deficit	(43,476,000)	(41,073,000)
Accumulated other comprehensive income	24,000	24,000
Total shareholders' equity (deficiency) attributable to The Beard Company	326,000	2,627,000

Noncontrolling interests	(2,651,000)	(2,651,000)
Total shareholders' equity (deficiency)	(2,325,000)	(24,000)

Commitments and contingencies (note 8)
	$5,092,000	$4,415,000

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statement of Operations
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Oil & gas	$240,000	$44,000	$470,000	$104,000
Carbon dioxide	4,000	19,000	17,000	304,000
e-Commerce	-	-	1,000	3,000
	244,000	63,000	488,000	411,000
Expenses:
Oil & gas	323,000	6,000	666,000	36,000
Carbon dioxide	4,000	2,000	12,000	33,000
e-Commerce	-	4,000	-	58,000
Selling, general and administrative	436,000	394,000	1,454,000	916,000
Depreciation, depletion & amortization	25,000	7,000	63,000	30,000
	788,000	413,000	2,195,000	1,073,000
Operating profit (loss):
Oil & gas	(100,000)	34,000	(233,000)	57,000
Carbon dioxide	1,000	17,000	6,000	264,000
e-Commerce	-	(3,000)	1,000	(55,000)
Other, primarily corporate	(445,000)	(398,000)	(1,481,000)	(928,000)
	(544,000)	(350,000)	(1,707,000)	(662,000)
Other income (expense):
Interest income	1,000	6,000	3,000	14,000
Interest expense	(102,000)	(53,000)	(233,000)	(209,000)
Equity in operations of unconsolidated affiliates	(72,000)	(497,000)	(222,000)	(508,000)
Impairment of investments and other assets	-	(149,000)	-	(149,000)
Gain (loss) on sale of assets	1,000	(10,000)	1,000	4,888,000
Gain on settlement	-	-	-	832,000
Other	(1,000)	(1,000)	-	(5,000)

Earnings (loss) from continuing operations before income tax benefit (expense)	(717,000)	(1,054,000)	(2,158,000)	4,201,000
Income tax benefit (expense)	105,000	53,000	77,000	(27,000)

Earnings (loss) from continuing operations	(612,000)	(1,001,000)	(2,081,000)	4,174,000

Loss from discontinued operations	(44,000)	(136,000)	(322,000)	(453,000)
Net earnings (loss)	(656,000)	(1,137,000)	(2,403,000)	3,721,000

Add (less): (Income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	-	-	-	(8,000)
Net earnings (loss) attributable to The Beard Company common shareholders	$(656,000)	$(1,137,000)	$(2,403,000)	$3,713,000

Net earnings (loss) per average common share outstanding:
Basic:
Earnings (loss) from continuing operations	$(0.03)	$(0.05)	$(0.10)	$0.21
Loss from discontinued operations	(0.00)	(0.01)	(0.02)	(0.02)
Net earnings (loss)	$(0.03)	$(0.06)	$(0.12)	$0.19

Net earnings (loss) per average common share outstanding:
Diluted:
Earnings (loss) from continuing operations	$(0.03)	$(0.05)	$(0.10)	$0.20
Loss from discontinued operations	(0.00)	(0.01)	(0.02)	(0.02)
Net earnings (loss)	$(0.03)	$(0.06)	$(0.12)	$0.18

Weighted average common shares outstanding:
Basic	20,104,000	19,827,000	20,104,000	19,817,000
Diluted	20,104,000	19,837,000	20,104,000	21,028,000

A Per share and common share amounts adjusted to reflect 2-for-1 stock split effected November 2, 2009.

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Shareholders' Equity (Deficiency)

							Accumu-lated
							Other			Total
					Capital in		Compre-hensive		Non-	Common Shareholders’
	Preferred		Common		Excess of	Accumulated	Income	Treasury	controlling	Equity
	Shares	Stock	Shares	Stock	Par Value	Deficit	(loss)	Stock	Interests	(Deficiency)

Balance, December 31, 2008	27,838	$889,000	19,661,172	$7,000	$42,655,000	$(43,936,000)	$25,000	$ -	$(2,652,000)	$(3,012,000)

Net earnings (loss)	-	-	-		-	2,863,000	-	-	8,000	2,871,000
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	-	(1,000)	-	-	(1,000)

Total comprehensive earnings (loss)	-	-	-	-	-	-	-	-	-	2,870,000

Share-based compensation related to employee stock options and bonuses	-	-	-	-	50,000	-	-	-	-	50,000

Distribution of settlement proceeds	-	-	-	-	-	-	-	-	(7,000)	(7,000)

Purchase of treasury stock	-	-	(20,000)	-	-	-	-	(35,000)	-	(35,000)

Issuance of warrants	-	-	-	-	4,000	-	-	-	-	4,000

Issuance of stock for warrants exercised	-	-	172,382	-	51,000	-	-	35,000	-	86,000

Issuance of stock for options exercised	-	-	25,800	-	20,000	-	-	-	-	20,000

Issuance of shares pursuant to deferred compensation plan	-	-	132,268	-	-	-	-	-	-	-

Balance, December 31, 2009	27,838	889,000	19,971,622	7,000	42,780,000	(41,073,000)	24,000	$ -	(2,651,000)	(24,000)

Net earnings (loss) (unaudited)	-	-	-	-	-	(2,403,000)	-	-	-	(2,403,000)
Comprehensive income (loss) (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	-	-	-	-

Total comprehensive earnings (loss) (unaudited)	-	-	-	-	-	-	-	-	-	(2,403,000)

Issuance of warrants (unaudited)	-	-	-	-	39,000	-	-	-	-	39,000

Share-based compensation related to Employee stock options (unaudited)	-	-	-	-	63,000	-	-	-	-	63,000

Balance, September 30, 2010 (unaudited)	27,838	$889,000	19,971,622	$7,000	$42,882,000	$(43,476,000)	$24,000	$ -	$(2,651,000)	$(2,325,000)

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Net earnings (loss)	$(2,403,000)	$3,721,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	63,000	30,000
Depreciation, depletion and amortization of discontinued operations	22,000	23,000
Gain on sale of assets	-	(4,888,000)
Equity in net loss of unconsolidated affiliates	222,000	508,000
Non cash compensation expense and stock warrants	63,000	26,000
Non cash interest expense	25,000	4,000
Impairment of investments and other assets	-	149,000
Imputed interest income on long-term accounts receivable	(18,000)	-
Imputed interest expense on note payable	34,000	-
Accretion of asset retirement obligation liability	7,000	-
Net change in assets and liabilities of discontinued operations	55,000	(22,000)
Increase (decrease) in accounts receivable, other receivables, prepaid expenses and other current assets	(127,000)	8,000
Increase in trade accounts payable, accrued expenses and other liabilities	726,000	(232,000)
Net cash provided by (used in) operating activities	(1,331,000)	(673,000)

Investing activities:
Acquisition of property, plant and equipment	(202,000)	(22,000)
Acquisition of property, plant and equipment of discontinued operations	(2,000)	(1,000)
Acquisition of intangibles	(8,000)	-
Proceeds from sale of assets	-	5,135,000
Investments in unconsolidated affiliates	-	(1,735,000)
Distribution from unconsolidated affiliate	-	11,000
Advance to a related party	-	(30,000)
Advances to unconsolidated affiliate	-	(625,000)
Repayment of unconsolidated affiliate	-	625,000
Net cash provided by (used in) investing activities	(212,000)	3,358,000

Financing activities:
Proceeds from line of credit and term notes	800,000	245,000
Proceeds from related party debt	354,000	24,000
Payments on line of credit and term notes	(17,000)	(1,085,000)
Payments on line of credit and term notes of discontinued operations	(34,000)	(45,000)
Payments on related party debt	-	(719,000)
Proceeds from exercise of stock options and warrants	39,000	48,000
Reduction of note payable entered into on behalf of third party working interest owners	(118,000)	-
Purchase of company treasury stock	-	(35,000)
Payment of long-term liability	-	(9,000)
Distributions paid to noncontrolling interests	-	(7,000)
Net cash provided by (used in) financing activities	1,024,000	(1,583,000)

Net increase (decrease) in cash and cash equivalents	(519,000)	1,102,000

Cash and cash equivalents at beginning of year	629,000	110,000

Cash and cash equivalents at end of period	$110,000	$1,212,000

Supplemental disclosures of cash flow information:
Interest paid	$141,000	$201,000
Income taxes paid	$30,000	$48,000

Noncash investing and financing activities:
Purchase of property, plant and equipment through issuance of debt obligations	$733,000	$12,000
Note payable entered into on behalf of third-party working interest owners and billed out through current and long-term accounts receivables	$362,000	$-
Asset Retirement Obligation incurred	$27,000	$-

See accompanying notes to financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
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

The results of operations for the three and nine-month periods ended September 30, 2010, are not indicative of the results to be expected for the full year.

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

Inventories
Inventories consist primarily of tubular goods and other field equipment used in the Oil & Gas Segment and are valued at cost.

Stock Split
All share and per share numbers have been adjusted to reflect the 2-for-1 split of the Company’s common stock effected as of November 2, 2009.

Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payments (“ASC 718”), of the Financial Accounting Standards Board (“FASB”).  Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the Black-Scholes model.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
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

Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The fair values of the options granted in 2006, 2009 and 2010 were calculated using the following estimated weighted average assumptions:

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

Share-Based Compensation Expense
The Company uses the straight-line attribution method to recognize expense for unvested options.  The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company will re-evaluate the forfeiture rate annually and adjust as necessary.  The Company recognized $63,000 of share-based compensation expense, net of income taxes, under ASC 718 for 2010.

As of September 30, 2010, there were $309,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share based awards, which is expected to be recognized over a weighted average period of 8.7 years.

A summary of the activity under the Company’s stock option plans for the nine-month period ended September 30, 2010 is presented below:

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

			Weighted Average
		Weighted	Remaining	Average
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2009:	190,200	$2.178	9.46	-
Granted	10,000	$2.000	9.80	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Options outstanding at September 30, 2010	200,200	$2.170	8.75	-
Options exercisable at September 30, 2010	59,529	$1.73	8.52	-
Options vested and options expected to vest at September 30, 2010	200,200	$2.170	8.75	-

Fair Value of Financial Instruments
The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company has a restricted certificate of deposit and it is categorized as Level 2.  There were no transfers in or out of Level 2 or Level 3 during the three or nine-month periods ended September 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$ 110,000	$ 110,000	$ -	$ -
Restricted Certificates of deposit	50,000	-	50,000	-
Total	$ 160,000	$ 110,000	$ 50,000	$ -

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three and nine-month periods ended September 30, 2010 and the Company did not have any financial liabilities valued at fair value as of September 30, 2010.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.

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
The accompanying financial statements have been prepared under a going concern assumption. Years of operating losses, negative working capital ratios and accumulated deficits have, in years past, raised doubts about the Company’s ability to continue as a going concern.  During 2009, the Company made significant progress in reducing its outstanding debt, improving its working capital and balance sheet ratios, and improving its shareholders’ equity.  As a result, such concerns were, for the time being, alleviated.

Royal Energy Purchase. On May 28, 2010, the Company entered into a letter agreement to purchase all of Royal Energy, LLC’s (“Royal”) working interest* in the Dilworth Field for a purchase price of $900,000.  The Company paid a $150,000 deposit on June 3, 2010, and paid an additional $100,000 toward the purchase price on November 2, 2010, reducing the unpaid purchase price to $650,000.  (See Note 10 for full details).
___
*Royal owned a 7.535714286% working interest in the Field before payout (“BPO”) and a 3.0142857144% working interest in the Field after payout (APO”) as such terms are defined in the applicable agreements.

The effective date of the transaction was May 1, 2010.  Royal is responsible for all expenses and will receive all revenues relating to the working interest incurred and earned prior to the effective date of the transaction.  The Company is responsible for all expenses and will receive all revenues relating to the working interest incurred and earned after the effective date of the transaction.

The Company completed its acquisition of the working interest on June 3, 2010, pursuant to the terms of the original Agreement.  If the Company fails to pay the $650,000 remainder of the purchase price by December 13, 2010, or fails to pay the $25,000 on November 29, 2010, to extend the outside closing date to December 13, 2010 it must re-assign the woking interest back to Royal who will be entitled to retain the $253,945 (or $278,945 as the case may be) deposit as liquidated damages.  (See Note 10 below).

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

True Energy Purchase.  Dilworth Partners, LLC (“DPLLC”) was formed on August 3, 2010.  Five of its twelve members are considered to be related parties and hold 47.22% of the total membership interests of DPLLC.  On August 4, 2010, DPLLC entered into a letter agreement to purchase all of True Energy Exploration, LLC’s (“True”) working interestA in the Dilworth Field for a purchase price of $900,000.  DPLLC paid a $25,000 deposit on such date.  The remaining $875,000 of the purchase price was paid on August 20, 2010.  Pursuant to the DPLLC Operating Agreement, the Company will back in to a 50% ownership in DPLLC after the members have received their initial capital contributions ($900,000) back.
___
ATrue owned a 7.535714286% working interest in the Field before payout (“BPO”) and a 3.0142857144% working interest in the Field after payout (APO”) as such terms are defined in the applicable agreements.

The effective date of the transaction was July 1, 2010.  True is responsible for all expenses and will receive all revenues relating to the working interest incurred and earned prior to the effective date of the transaction.  DPLLC is responsible for all expenses and will receive all revenues relating to the working interest incurred and earned after the effective date of the transaction

Deterioration in the Company’s Liquidity.  There has been a material deterioration in the Company’s liquidity during the past nine months.  A major portion of this deterioration has been due to the startup problems the Company has encountered while bringing the Dilworth Field onstream, which has significantly impacted its cash flow.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Dilworth Field Operations”).  The Company is currently addressing the deficiency in several different ways.  (See “Current Alternatives Being Pursued to Improve Liquidity” below).  The Company believes that the funds from the alternatives currently being pursued will be sufficient to address its cash flow and working capital requirements until (i) a long-term line of credit has been secured or (ii) the sale of a portion of its interest in the Dilworth Field has occurred.

Current Alternatives Being Pursued to Improve Liquidity. The Company has taken the following actions to improve its liquidity:

▪      The private placement of $875,000 of 6-month short-term 10% notes and 3-year warrants exercisable at $1.50 per share;
▪  A $201,000 bank loan secured by BTI’s dredge until proceeds become available from the pending sale of most of BTI’s assets;
▪      The private placement through a Florida investment banking firm of $260,000 of 6-month 15% notes.  $100,000 of the proceeds from these transactions were used to fund a portion of the Royal purchase; the balance was used for working capital requirements.
▪      The Company has also engaged the Florida investment banking firm to pursue: (i) a bridge loan in the amount of $1.75 million pending (ii) the closing of a long-term line of credit of $3.0 to $5.0 million to provide necessary working capital. Once the Dilworth Field is generating the level of positive cash flow anticipated, the Company will be working to secure a long-term bank line-of-credit facility to replace the $3 to $5 million facility.
▪      Depending upon its success in obtaining the bridge loan, the working capital line, or the bank line, the Company will also consider selling a portion of its interest in the Dilworth Field.

Although there can be no assurances that the Company will be successful in (i) securing the bridge loan, the working capital line of credit, or the bank line, or (ii) alternatively, selling a portion of its interest in the Dilworth Field, it has demonstrated the ability to fund its operations whenever required to do so in the past, and believes that it will be able to pay its obligations as they come due. However, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.  See Note (10) below.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

(3)  Discontinued Operations
Coal Segment
On May 4, 2010, the Company decided to discontinue the operations of its wholly-owned subsidiary, Beard Technologies, Inc (“BTI”).  BTI comprises 100% of the companies operating in the discontinued Coal Segment.  The segment recorded revenues of $95,000 and $134,000 for the three and nine-month periods ended September 30, 2010, respectively, compared to $16,000 and $18,000 for the three and nine-month periods ended September 30, 2009, respectively.  BTI’s losses were $44,000 and $322,000 for the three and nine-month periods ended September 30, 2010 compared to $135,000 and $452,000 for the same periods, respectively, in 2009.  At September 30, 2010, BTI’s significant assets consisted of $65,000 cash, $10,000 of receivables and prepaid expenses, fixed assets of $703,000 and deposits totaling $33,000.  The significant liabilities of BTI at September 30, 2010 consisted of accounts payable, accrued expenses and advances of $156,000, notes payable totaling $598,000 and other long-term liabilities of $7,000.  Currently, the Company’s Board of Directors is in active negotiations to sell certain assets of BTI.  The Company expects to sell or otherwise dispose of all assets and liabilities of BTI prior to December 31, 2010.

China Segment
In December of 2007, the Company elected to dispose of its fertilizer manufacturing operations and related interests in China.  In the first quarter of 2009, the Company ceased operations of the two remaining entities operating in China and wrote off all remaining assets and liabilities associated with these two entities, recording a gain of $6,000.  The segment recorded no revenues for either of the three or nine-month periods ending September 30, 2010 or 2009.  The segment recorded a loss of $6,000 for the three-month period ended June 30, 2009.  That loss offset the earnings of $6,000 for the first three months of 2009 resulting in no earnings or losses for the nine-month period ended September 30, 2009.  At September 30, 2010, the segment had no significant assets and had liabilities for accrued expenses totaling $6,000 in the remaining entities in the China Segment.  The Company expects to pay or otherwise be relieved of all liabilities of the segment prior to December 31, 2010.

BE/IM, WS & ITF Segments
The Company has three other discontinued segments: (1) the brine extraction/iodine manufacturing (“BE/IM”) segment, (2) the interstate travel facilities (“ITF”) segment, and (3) the well-servicing (“WS”) segment.  These segments were discontinued in 1999, 1999, and 2001, respectively, and the Company has been in the process of disposing of the segments’ assets and paying or otherwise eliminating their liabilities since the decisions were made to discontinue the segments.  The earnings (losses) of the segments are each separately less than $2,000 and net to an amount that would not round to a $1,000 earnings or loss figure for either of the three or nine-month periods ended September 30, 2010 or 2009.  As of September 30, 2010, the significant assets of the discontinued segments are fixed assets totaling $20,000 which the Company expects to dispose of by December 31, 2010.  The significant liabilities of the three segments consist of trade payables and other accrued expenses and total $44,000.  The Company expects to dispose of the liabilities by December 31, 2010.

(4)  Convertible Preferred Stock
Effective January 1, 2003, the Company’s preferred stock became convertible into 4.26237135 (118,655) shares (pre-split) Beard common stock.  At September 30, 2010 (after giving effect to a 2-for-1 stock split effected in November of 2009) each share of Beard preferred stock was convertible into 21.28876408 (592,636) shares of Beard common stock.  The conversion ratio will be adjusted if additional warrants or convertible notes are issued, in each case at an exercise, conversion or grant price below $0.645825 per share.  Fractional shares will not be issued, and cash will be paid in redemption thereof.  The preferred stockholder is entitled to one vote for each full share of common stock into which its preferred shares are convertible.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

(5)  Earnings (Loss) Per Share
Basic earnings (loss) per share data is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  In the fourth quarter of 2005 four of the five participants in the 2003-2 DSC Plan elected, irrevocably, to receive a portion of their shares in such Plan over periods ranging from two to 10 years.  Those shares were included in the calculation of the common stock equivalents up to the date of those elections in 2005 but were excluded from the 2007 computation except for 47,530 shares which were distributed in June of 2007 and 84,740 shares which were distributed in July of 2007 and from the 2008 and 2009 computations except for 132,270 and 132,268 shares which were distributed in January of 2008 and 2009, respectively, and 47,528 shares which were distributed in July of 2010.  As the remaining shares are distributed in future years, they will then be included in the computation of shares outstanding.  518,750 of such shares from the 2003-2 DSC Plan remain to be distributed in the years 2010 through 2014.  Diluted earnings per share reflect the potential dilution that could occur if the Company’s outstanding options and warrants were exercised (calculated using the treasury stock method) and if the Company’s preferred stock was converted to common stock.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic EPS:
Weighted average common shares outstanding	20,008,560	19,827,418	19,984,070	19,816,674
Shares in deferred stock compensation plans treated as common stock equivalents	95,329	-	119,819	726
	20,103,889	19,827,418	20,103,889	19,817,400
Diluted EPS:
Weighted average common shares outstanding	20,008,560	19,827,418	19,984,070	19,816,674
Shares in deferred stock compensation plans treated as common stock equivalents	95,329	-	119,819	726
Convertible debt amounts considered to be common stock equivalents	-	-	-	391,112
Convertible Preferred Shares considered to be common stock equivalents	-	-	-	592,636
Employee stock options considered to be common stock equivalents	-	-	-	84,200
Stock options to third parties considered to be common stock equivalents	-	-	-	80,000
Warrants issued in connection with debt offerings treated as common stock equivalents	-	-	-	62,584
	20,103,889	19,827,418	20,103,889	21,027,932

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

(6)  Income Taxes
In accordance with the provisions of the Statement of Financial Accounting Standard No. 109,  “Accounting for Income Taxes” ("SFAS No. 109"), the Company's net deferred tax asset is being carried at zero book value, which reflects the uncertainties of the Company's utilization of the future net deductible amounts.  The Company recorded benefits of $105,000 and $77,000 for federal alternative minimum taxes for the three and nine-month periods ended September 30, 2010 compared to a benefit of $53,000 and a provision of $27,000 for the same periods, respectively, in 2009.

At September 30, 2010, the Company estimates that it had the following income tax carryforwards available for both income tax and financial reporting purposes (in thousands):

	Expiration Date	Amount
Federal regular tax operating loss carryforwards	2021-2029	$ 5,364
Tax depletion carryforward	Indefinite	$ 3,450

(7)  Investments and Other Assets

Investments and other assets consisted of the following:	For the Periods Ended
	September 30, 2010	December 31, 2009

Investment in real estate limited partnership	$ 13,000	$ 13,000
Investment in and Advances to Geohedral, LLC	-	222,000
Other assets	78,000	64,000
	$ 91,000	$ 299,000

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

Investment in and Advances to Geohedral LLC
In 2008, the Company contributed $440,000 for a 23.16375% ownership interest in Geohedral LLC. (“Geohedral”).  Geohedral is involved in minerals exploration operations in southern Alaska.  The Company does not control Geohedral’s operations and, therefore, accounts for its investment using the equity method of accounting.  In 2009, the Company contributed another $590,000 to Geohedral and bought a 2.51625% additional interest from another partner for another $441,000.   The Company recorded $669,000 as its share of losses for the year ended December 31, 2009.  Additionally, in 2009, the Company’s carrying value of its investment was written down another $149,000.  The Company recorded $72,000 and $222,000 as its share of losses for the three and nine-month periods ended September 30, 2010, respectively.  Because of the Company's limited working capital, it was not in a position to participate in Geohedral's 2010 capital call.  As a result, the Company's ownership has been reduced to approximately 24.19% of Geohedral's outstanding equity interest.  The losses recorded by the Company in the third quarter of 2010 reduced its 24.19% investment in Geohedral to zero.  The Company also had $16,000 of receivables due from Geohedral at September 30, 2010 related to services provided the entity by the Company and certain expenses paid for the entity by the Company.  The receivables are due on demand and do not accrue interest.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

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

(9)  Business Segment Information
The Company manages its business by products and services and by geographic location (by country).  The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes.  The Company had one reportable segment - Oil & Gas - in the first nine months of 2010 and four reportable segments for the same period in 2009.  The segments for the period in 2009 were Coal, Carbon Dioxide, e-Commerce and Oil & Gas.

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

The following is certain financial information (presented in thousands of dollars) regarding the Company’s reportable segments and former reportable segments (for the three and nine-month periods ended September 30, 2010 and 2009).

General corporate assets and expenses are not allocated to any of the Company’s operating segments; therefore, they are included as a reconciling item to consolidated total assets and loss from continuing operations before income taxes reported in the Company’s accompanying financial statements.

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

	Carbon Dioxide	e-Commerce	Oil & Gas	Totals
Three months ended September 30, 2010
Revenues from external customers	$4	$-	$240	$244
Segment profit (loss)	1	-	(114)	(113)

Three months ended September 30, 2009
Revenues from external customers	$19	$-	$44	$63
Segment profit (loss)	17	(3)	36	50

Nine months ended September 30, 2010
Revenues from external customers	$17	$1	$470	$488
Segment profit (loss)	6	1	(257)	(250)
Segment assets	1	-	4,004	4,005

Nine months ended September 30, 2009
Revenues from external customers	$304	$3	$104	$411
Segment profit (loss)	264	773	61	1,098
Segment assets	-	-	331	331

Reconciliation of total reportable segment earnings (loss) to consolidated earnings (loss) from continuing operations before income taxes is as follows for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total earnings (loss) for reportable segments	$ (113)	$ 50	$ (250)	$ 1,098
Net corporate costs not allocated to segments	(604)	(1,104)	(1,908)	3,103
Total consolidated earnings (loss) for continuing operations before income taxes	$ (717)	$ (1,054)	$ (2,158)	$ 4,201

THE BEARD COMPANY AND SUBSIDIARIES

September 30, 2010 and 2009
(Unaudited)

(10)  Subsequent Events
Royal Energy Purchase. On October 8, 2010, the Company and Royal agreed to extend the closing date for the Company’s purchase of Royal’s interest in the Dilworth Field to October 14, 2010.  Pursuant to an Extension Agreement entered into on October 14, 2010, the Company made an interest payment in the amount of $3,945 to Royal in order to extend the closing date to October 28, 2010.  Pursuant to an Extension Agreement entered into effective as of October 28, 2010, the Company paid an additional $100,000 to Royal, reducing the unpaid purchase price to $650,000.  The $253,945 paid to Royal as of October 28 is nonrefundable, and the Company agreed to pay interest at 12% per annum on the unpaid balance until it is paid.  The remaining $650,000 of the purchase price must be paid on or before December 13, 2010, which is the outside closing date.  The Company must pay the unpaid purchase price, plus interest, in full on or before November 29, 2010, or pay an additional $25,000 on such date to Royal, which amount shall be nonrefundable and increase the original purchase price from $900,000 to $925,000.

In connection with the October 28 Extension Agreement, the Company was required to place a Mortgage on the working interest involved of record.  An unrecorded Assignment of the working interest to Royal has been placed in escrow together with a fully-executed Release of the Mortgage.  The unrecorded Assignment will be delivered to the Company and the Release will be recorded when the balance of the purchase price has been paid in full.   In the event of default on the payment which is not timely cured, the escrow agent will cause the Assignment and Release to be recorded and Royal will own the working interest free and clear effective as of December 1, 2010.  In such event Royal would retain the $253,945 previously paid, plus the additional $25,000 if required to be paid, as liquidated damages.

Sale of Short-term Notes.  On October 15, 2010, the Company secured a $150,000 working capital line of credit from a private investor (“Lender”) through a Florida investment banking firm and issued a 6-month 15% secured promissory note.   As of November 9, 2010, $116,500 of the line has been drawn, including $7,500 held as an interest reserve for four months interest.  The Lender is entitled to receive a minimum of $5,000 of interest on the loan.  The note is secured by a 1% working interest in the Dilworth Field.

On November 1, 2010, the Company secured a $110,000 term loan from the Lender through a Florida investment banking firm and issued a 6-month 15% secured promissory note.  $100,000 of the loan were utilized by the Company to fund the additional payment made to secure the 45-day extension on the payment due to Royal in connection with the purchase of its interest in the Dilworth Field.   The entire amount of this loan has been drawn, including $4,125 held as an interest reserve for three months interest. The Lender is entitled to receive a minimum of $4,125 of interest on the loan.  The note is secured by a 1% working interest in the Dilworth Field.

On October 1, 2010, the Company borrowed $25,000 from the former chairman of the Company.  The note bears interest at 10% and was originally due to be repaid October 30, 2010.  The due date has been extended to November 30, 2010, and is unsecured.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on material changes in our financial condition since December 31, 2009 and results of operations for the quarter ended September 30, 2010, compared to the prior year third quarter and the nine months ended September 30, 2010 compared to the prior year nine months.  Such discussion should be read in conjunction with our financial statements including the related footnotes.

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

THE BEARD COMPANY AND SUBSIDIARIES

During the first nine months of 2010 our continuing operations reflected a loss of $2,081,000 compared to income of $4,174,000 for the first nine months of 2009.  The majority of the $6,255,000 decrease in earnings is attributable to the fact that the first three quarters of 2009 reflected a gain of the sale of assets totaling $4,888,000 and $832,000 in proceeds from the VISA litigation.  There were no comparable amounts in the first nine months of 2010.

Operating results for the discontinued Coal Segment during the first nine months of both 2010 and 2009 continued to be impacted by the lack of a coal contract generating operating profits.  The segment recorded operating losses of $322,000 in 2010 and $453,000 in 2009.

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

Dilworth Field Operations.  The McElmo Dome sale (the “Sale”) provided the cash we needed to increase our participation in the Dilworth Field (the “Field”) where we already had a carried 10% interest, while at the same time solving our (then) current debt and cash flow problems.  Our initial $700,000 investment in the Field increased our participation from (i) zero before payout ("BPO”) and 10% after payout (“APO”) to (ii) 10% BPO and 14% APO.  If the Company’s purchase of additional working interests in the Field (i) from Royal Energy, LLC is completed and (ii) from True Energy Exploration, LLC is successful, we will ultimately increase our BPO interest to 17.5% and our APO interest to 18.5%. (See Notes (2) and (10) to the financial statements).  If we are able to meet our latest internal projections, we expect to recoup 3.5 times our total realized investment (or $9,275,000) by the first quarter of 2013, with steadily increasing revenues beginning in late late November of 2010.  Despite the delays (see below) we have encountered to date, we continue to believe that our interest in the Field will generate a return on investment substantially greater than the returns generated in the past by our former CO2 Segment.

As indicated above, none of the Dilworth, Geohedral or the discontinued Coal projects were generating positive cash flow when we decided to change our strategy.  Meaningful production from the Field has been delayed as a result of (i) adverse weather conditions which affected final construction and various startup activities, and (ii) the limited disposal capacity experienced by the Johns 20-1 salt water disposal well (“SWDW”).  In mid-July we completed the installation of two horizontal pumping systems (“HPS”) to increase the disposal capacity of the Johns 20-1 SWDW to the designed rate.  The two HPS’s have enabled the Field to achieve total disposal capacity of more than 180,000 to 200,000 bbls/day.  This will allow us to (i) utilize the majority of the production wells in the Field, (ii) achieve over time and sustain crest-wide drawdown, and (iii) trigger the Type 3 Reservoir matrix production designed from the project’s inception.  Surface and downhole equipment was delivered for the BD 17-1 well (which we believe to be the best well in the Field) in early August, and the well was put online in mid-August of 2010.  We currently have eight of the nine production wells producing at various flow rates and have maintained an average total Field production flow rate exceeding the designed rate of 180,000 bbls/day of total fluid for 78 consecutive days.  In addition, we have implemented a process to recover the natural gas liquids ("NGLs”), which are abundant in our production gas, resulting in a potentially meaningful increase in total production revenues.  We believe we are on track to start generating positive cash flow in November of 2010.

THE BEARD COMPANY AND SUBSIDIARIES

Geohedral.  We have conducted minerals exploration in Alaska through our investment in Geohedral, LLC.  Because of the Company’s limited working capital, we were not in a position to participate in Geohedral’s 2010 capital call.  As a result, our ownership has been reduced to approximately 24.19% of Geohedral's outstanding equity interests.  The most recent independent assays conducted on the mining claims failed to indicate commercial quantities of gold or silver in any of Geohedral’s present claims and have shown significantly less magnetite and ilmenite within the Black Sands area than was documented previously.   Geohedral is currently seeking a partner that will provide additional capital to do further exploratory work, but the project must be considered speculative at this point.

 Our revenues from continuing operations increased for the first nine months of 2010 compared to the same period of 2009.  The Oil & Gas Segment reflected an increase of $366,000 in revenues, rising from $104,000 for the first three quarters of 2009 to $470,000 for the same period in 2010 as the Dilworth Field started ramping up its level of fluid injection in mid-August.  Revenues decreased for the former CO2 Segment where the sale, effective March 1 of 2009, of our remaining 65% interest in the McElmo Dome field resulted in lower production to our interest when comparing the two periods.  CO2 revenues were $304,000 in the 2009 first nine months compared to $17,000 for the first nine months of 2010 and segment operating profit decreased $258,000.  The discontinued Coal Segment reflected a decreased operating loss in the first nine months of 2010 as a result an increase in revenues of $116,000 and a reduction in operating expenses of $25,000.  The discontinued China Segment generated no earnings or losses in the first three quarters of either 2010 or 2009.

Material changes in financial condition – September 30, 2010 as compared with December 31, 2009.

The following table reflects changes in the Company's financial condition during the periods indicated:

	September 30, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$110,000	$629,000	$(529,000)

Working capital	$(2,103,000)	$883,000	$(2,986,000)

Current ratio	0.56 to 1	1.47 to 1

Our working capital position has deteriorated by $2,986,000 since December 31, 2009 to $(2,103,000) at September 30, 2010.

As can be seen from the above, there has been a material deterioration in our liquidity during the past nine months.  A major portion of this deterioration has been due to the startup problems we have encountered while bringing the Dilworth Field (the “Field”) onstream, which has significantly impacted our cash flow.  (See “Overview - Dilworth Field Operations” above).  We are currently addressing the deficiency in several different ways.  (See Note 2 to the Financial Statements - “Current Alternatives Being Pursued to Improve Liquidity”).  The sale of short-term notes has enabled us to meet our obligations but has not improved our working capital position.  To properly address our cash flow and working capital requirements, we must be successful in obtaining a long-term line-of-credit of sufficient size to pay off our short-term obligations and cover our cash shortfall until (i) our cash flow from the Field becomes sufficient to cover the shortfall or (ii) the sale of a portion of our interest in the Field has occurred.

THE BEARD COMPANY AND SUBSIDIARIES

Material changes in results of operations - Quarter ended September 30, 2010 as compared with the Quarter ended September 30, 2009.

The net loss for the third quarter of 2010 was $656,000 compared to $1,137,000 for the 2009 third quarter.  Continuing operations for the first nine months of 2010 posted a net loss of $717,000, before a tax benefit of $105,000, compared to a net loss from continuing operations of $1,054,000, before a tax benefit of $53,000, for the same period in 2009.  In addition, the Company’s discontinued operations had losses of $44,000 and $136,000 for the third quarter of 2010 and 2009, respectively.

The Oil & Gas Segment’s operating profit decreased $134,000 to a loss of $100,000 for the third quarter of 2010 compared to earnings of $34,000 for the same period in 2009.  The operating profit in the CO2 Segment decreased $16,000 to $1,000 compared to $17,000 a year earlier due to the sale, effective March 1, 2009, of the remaining 65% of our interest in McElmo Dome field.  The e-Commerce Segment incurred operating losses of $3,000 for the third quarter of 2009 compared to none in the third quarter of 2010.  The operating loss in Other activities for the third quarter of 2010 increased $47,000 to $445,000 compared to the same period in 2009.  As a result, the operating loss for the current quarter increased $194,000 to $544,000 versus $350,000 in the corresponding quarter of the prior year.

Operating results of the Company’s primary operating Segments are reflected below:

	2010	2009
Operating profit (loss):
Oil & gas	$ (100,000)	$ 34,000
Carbon dioxide	1,000	17,000
e-Commerce	-	(3,000)
Subtotal	(99,000)	48,000
Other	(445,000)	(398,000)
Total	$ (544,000)	$ (350,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as other activities of the Company.

Oil & Gas

The Oil & Gas Segment recorded $240,000 in revenues for the third quarter of 2010 compared to $44,000 for the same period in 2009.   There was a 36% decrease in production volumes in the third quarter of 2010 versus the third quarter in 2009 to our interest in the eight gas wells in Colorado in which we have an interest.  Prices also decreased by an average of almost 33% from the third quarter of 2009 to the third quarter of 2010 resulting in a decrease in revenue of $12,000 for these wells.  Total revenue for the Colorado wells amounted to $10,000 for the three months ended September 30, 2010 compared to $22,000 for the same period in 2009.  Operating costs totaled $5,000 and $6,000 for the third quarters of 2010 and 2009, respectively.  Depreciation expense for these wells increased $4,000 to $8,000 when comparing the third quarter of 2010 to the same period in 2009.  As a result, the wells in the Colorado portion of the segment realized an operating loss of $2,000 for the third quarter of 2010 compared to earnings of $13,000 for the same period in the prior year.

We previously held an interest in an unconsolidated partnership which acquired working interests in the Dilworth Field located in Kay County, Oklahoma in April of 2009.  On December 31, 2009, this partnership was dissolved and each partner’s respective share of the working interests in the assets in the partnership were distributed to each respective partner.  For the third quarter of 2010, our revenue from the Dilworth Field amounted to $211,000, our operating expenses were $318,000 and depreciation totaled $8,000 for operating losses for this portion of the segment amounting to $115,000.  We acted as operator for the Field and, as such, recorded $18,000 in revenue for the third quarter of 2010 compared to $22,000 for the same period in 2009.  As a result of the above, this segment lost $100,000 for the third quarter of 2010 compared to earnings of $34,000 for the same period in 2009.

THE BEARD COMPANY AND SUBSIDIARIES

Carbon dioxide

Third quarter 2010 operations reflected an operating profit of $1,000 compared to $17,000 for the 2009 third quarter.  The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of the Company’s carbon dioxide producing unit in Colorado.  As a result of the sale of 35% of our interests in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% of our interests effective March 1, 2009, normal or recurring operating revenues in this segment from the McElmo Dome field were eliminated after March 1, 2009.  We received no revenue from McElmo in the third quarter of 2010 compared to $17,000 in the third quarter of 2009.  The revenues received in the third quarter of 2009 were prior period adjustments relating to the periods we owned an interest in the field. We have a very small royalty interest in a carbon dioxide producing field in Wyoming.  The revenues for this Wyoming field were $4,000 for the third quarter of 2010 compared to $2,000 for the same period in 2009.

e-Commerce

The e-Commerce Segment incurred operating losses of $3,000 for the third quarter of 2009 compared to none for the same period in 2010.  The segment recorded no revenue for either the third quarter of 2009 or 2010.  The settlement of the VISA litigation in the second quarter of 2009 resulted in a cessation of any allocation of expenses to this segment after June, 2009, and, as a result, the segment incurred less than $1,000 in expenses for the third quarter of 2010.  The provision for an annual license fee in the segment’s patent license agreement terminated in 2005.  The segment will continue to receive royalty fee income according to the terms of the agreement and this will be the segment’s only activity as it has terminated its efforts to develop a portfolio of internet payment technologies.

Other corporate activities

Other corporate activities include general and corporate activities, as well as assets unrelated to our operating segments or held for investment.  These activities generated operating losses of $445,000 for the third quarter of 2010 compared to $398,000 for the same period of 2009.  This $47,000 increase in operating losses was due primarily to increases totaling $61,000 in compensation and related costs for the third quarter of 2010 when compared to the prior year period.  We recorded $11,000 and $10,000 less in legal expenses and provisions for doubtful accounts receivable for the third quarter of 2010 compared to the same period in 2009.  There were variations in numerous other SG&A expense account classifications accounting for the remainder of the difference.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the current quarter increased $42,000 to $436,000 compared to $394,000 for the third quarter of 2009.  There were numerous minor increases and decreases in SG&A accounts resulting in the net increase.  See “Other corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense increased $18,000 from $7,000 in the third quarter of 2009 to $25,000 in the same period of 2010.  The increase was due primarily to increased depreciation expenses associated with additional equipment in our Oil & Gas Segment which accounted for $12,000 of the increase.  Additionally, amortization of expenses capitalized as a cost of acquiring debt accounted for another $4,000 of the increase.

THE BEARD COMPANY AND SUBSIDIARIES

Other income and expenses

Other income and expenses for the third quarter of 2010 netted to a loss of $173,000 compared to a loss of $704,000 for the third quarter of 2009.  Interest income was down $5,000 to $1,000 for the third quarter of 2010 compared to $6,000 for the same period in 2009.  Interest expense was $49,000 higher for the third quarter of 2010 compared the third quarter of 2009 primarily as a result of: (i) additional short term debt to finance working capital needs, and (ii) additional debt incurred to purchase equipment for our Oil & Gas Segment.  Equity in earnings from unconsolidated affiliates reflected losses of $72,000 for the third quarter of 2010 compared to $497,000 for the same period in 2009.  We recorded losses of $72,000 and $498,000 in the third quarters of 2010 and 2009, respectively, associated with our investment in Geohedral, a start-up mining project.  We also recorded a $149,000 impairment of this investment in the 2009 with no comparable impairment in the current year quarter.  This impairment reduced our investment in the project to our share of the remaining equity in the project at that time.  As of September 30, 2010, our investment in this project was zero. Additionally, we recognized $11,000 in income during the three-month period ended September 30, 2009, as a result of a distribution from another investment related to the marketing of a portion of the McElmo Dome production taken in kind with no comparable distribution in the three-month period ended September 30, 2010.  The distribution in the third quarter of 2009 represented the final adjustments for the period we held the investment before its sale in April of 2009. Finally, our investment in an LLC operating in the Dilworth Field resulted in losses totaling $10,000 for the third quarter of 2009 compared to none for the same period in 2010.  This LLC was dissolved on December 31, 2009 and the assets were distributed to the partners.

Income taxes

We recorded a benefit for federal alternative minimum taxes of $53,000 in the third quarter of 2009 compared to $105,000 for the same period in 2010.  We have not recorded any financial benefit attributable to our various tax carryforwards due to uncertainty regarding their utilization and realization.

Discontinued operations

Our financial results included losses of $44,000 and $136,000 from our discontinued operations for the third quarters of 2010 and 2009, respectively, as a result of the discontinuance of four of our segments.  We made the decision to discontinue the Coal Segment in May of 2010.  The losses attributable to this segment amounted to $44,000 for the third quarter of 2010 and $135,000 for the same period in 2009.  The segment recorded revenues of $95,000 and $16,000 for the three-month periods ended September 30, 2010 and 2009, respectively.  BTI’s losses were $44,000 and $135,000 for the third quarters of 2010 and 2009, respectively.  At September 30, 2010, BTI’s significant assets consisted of $65,000 cash, $10,000 of receivables and prepaid expenses, fixed assets of $703,000 and deposits totaling $33,000.  The significant liabilities of BTI at September 30, 2010 consisted of accounts payable, accrued expenses and other advances of $155,000, notes payable totaling $598,000 and other long-term liabilities of $7,000.  Losses from the discontinued iodine manufacturing operation amounted to $1,000 and $2,000 for the third quarters of 2010 and 2009, respectively.  We recorded gains of $1,000 and $2,000 for the third quarters of 2010 and 2009, respectively, in our discontinued interstate travel facilities business as we collected certain amounts previously written off.  As of September 30, 2010, assets of discontinued operations held for resale totaled $831,000 and liabilities of discontinued operations totaled $812,000.  We believe that all of the assets of the discontinued segments have been written down to their realizable value.  We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2010.

Material changes in results of operations - Nine months ended September 30, 2010 as compared with the Nine months ended September 30, 2009.

We recorded losses of $2,403,000 for the first nine months of 2010 compared to earnings of $3,721,000 for the first nine months of 2009.  Continuing operations reflected losses of $2,081,000 compared to earnings of $4,174,000 for the same period in 2009.  In addition, we had losses from discontinued operations of $322,000 for the first nine months of 2010 compared to $453,000 for the same period in 2009.

THE BEARD COMPANY AND SUBSIDIARIES

Operating results of the Company’s primary operating segments are reflected below:

	2010	2009
Operating profit (loss):
Oil & gas	$ (233,000)	$ 57,000
Carbon dioxide	6,000	264,000
e-Commerce	1,000	(55,000)
Subtotal	(226,000)	266,000
Other	(1,481,000)	(928,000)
Total	$ (1,707,000)	$ (662,000)

The “Other” in the above table reflects primarily general and corporate activities, as well as our other activities and investments.

Oil & Gas

The Oil & Gas Segment recorded $470,000 in revenues for the first nine months of 2010 compared to $104,000 for the same period in 2009.  There was a 32% decrease in production volumes in the first three quarters of 2010 versus the same period in 2009 to our interest in the eight wells in Colorado in which we have an interest.  Prices also decreased by an average of almost 26% from the first nine months of 2009 to the same period for 2010 resulting in a decrease in revenue of $30,000 for these wells.  Total revenue for the Colorado wells amounted to $35,000 for the nine months of 2010 compared to $65,000 for the same period in 2009.  Operating costs totaled $30,000 and $36,000 for the first three quarters of 2010 and 2009, respectively.  A decrease in lease operating costs of $11,000 was partially offset by increases in ad valorem taxes and professional fees of $2,000 and $3,000, respectively. The net of these changes accounted for the majority of the decrease in operating costs for the Colorado wells.  Depreciation expense for these wells increased $13,000 to $23,000 when comparing the first nine months of 2010 to the same period in 2009.  As a result, the wells in the Colorado portion of the segment realized an operating loss of $18,000 for the first nine months of 2010 compared to earnings of $22,000 for the same period in the prior year.

We previously held an interest in an unconsolidated partnership which acquired working interests in the Dilworth Field located in Kay County, Oklahoma in April of 2009.  On December 31, 2009, this partnership was dissolved and each partner’s respective share of the working interests in the assets in the partnership were distributed to each respective partner.  For the first nine months of 2010, our revenue from the Dilworth Field amounted to $382,000, our operating expenses were $636,000, and depreciation totaled $14,000 for operating losses for this portion of the segment amounting to $268,000.  We acted as operator for the Field and, as such, netted $53,000 in revenue for the first nine months of 2010 compared to $39,000 for the same period in 2009.  As a result, this segment lost $233,000 for the first nine months of 2010 compared to earnings of $57,000 for the same period in 2009.

Carbon dioxide

Operations for the first nine months of 2010 resulted in an operating profit of $6,000 compared to a $264,000 operating profit for the nine months ended September 30, 2009. The primary component of revenues for this segment is the sale of CO2 gas from the working and overriding royalty interests of our carbon dioxide producing unit in Colorado.  We sold 35% of our interest in the McElmo Dome field effective February 1, 2008 and the sale of the remaining 65% closed in May, 2009 but was effective March 1, 2009.  Segment operating revenues decreased $287,000 or 94% to $17,000 for the first nine months of 2010 compared to $304,000 for the same period in 2009.  Only $2,000 of the $17,000 of our recorded revenues for the first nine months of 2010 were from the McElmo Dome field and these were prior period adjustments for the periods we owned an interest in the field.  The other $15,000 in revenues for the nine months of 2010 were from the small royalty interest in a Wyoming field which we continue to hold.  We received $10,000 from this field for the first nine months of 2009.  We recorded $21,000 less in operating costs associated with our properties in the first three quarters of 2010 compared to the same period in 2009.  The decrease in operating costs was attributable primarily to the sales of interests discussed above.

THE BEARD COMPANY AND SUBSIDIARIES

e-Commerce

The e-Commerce Segment incurred an operating profit of $1,000 for the first nine months of 2010 compared to an operating loss of $55,000 for the first three quarters of 2009.  The segment recorded revenues of $1,000 and $3,000 of royalty fee income for the nine-month periods ended September 30, 2010 and 2009, respectively.  The segment no longer receives an annual license fee, but continues to receive royalty fee income, under its patent license agreement.  With the conclusion of the Visa litigation and the receipt of the settlement in the second quarter of 2009, we ceased allocating the manager’s salary and related costs to the segment which accounts for the $55,000 reduction in operating profit when comparing 2010 to 2009.

Starpay has terminated its efforts to develop a portfolio of internet payment technologies.  In the future its only activity will be to collect a small annual royalty payment under a licensing arrangement.

Other corporate activities

Other corporate activities include general and corporate operations, as well as assets unrelated to the Company’s operating segments or held for investment.  These activities generated operating losses of $1,481,000 for the first nine months of 2010 as compared to $928,000 in the same period of 2009.  The $553,000 increase in operating losses was due primarily to increases of $264,000, $191,000, $26,000, and $12,000 in compensation and related expenses, professional fees, directors’ fees, and rent expenses, respectively and a reduction of $28,000 in the amount of administrative costs billed to related entities for which we had been performing services.   Minor net increases in other expense account classifications accounted for the remainder of the net increase.

Selling, general and administrative expenses

Our selling, general and administrative expenses (“SG&A”) in the first nine months of 2010 increased $538,000 to $1,454,000 from $916,000 for the 2009 nine months.  See discussion in “Other Corporate activities” above.

Depreciation, depletion and amortization expenses

DD&A expense increased $33,000 from $30,000 for the nine months ended September 30, 2009 to $63,000 for the same period in 2010.  Amortization expenses increased $11,000 for the first nine months of 2010 compared to the same period in 2009 as we capitalized certain costs associated with our 2010 short-term notes and are in the process of expensing those costs over the six-month term of the notes.  Depreciation expenses in the Oil & Gas Segment increased $25,000 as we have purchased additional equipment for our working interests in the Dilworth Field.  We did experience a reduction of $7,000 in depreciation expense in the Carbon Dioxide Segment because we sold our remaining 65% interest in the McElmo Dome field in the second quarter of 2009.  Our remaining revenue producing asset in the CO2 Segment is a royalty interest and has no depreciable lease and well equipment.

THE BEARD COMPANY AND SUBSIDIARIES

Other income and expense

Other income and expense for the first nine months of 2010 netted to a loss of $451,000 compared to earnings of $4,863,000 for the same period in 2009.  Interest income decreased to $3,000 for the first nine months of 2010 compared to $14,000 for the first nine months of 2009.  Interest expense for the first nine months of 2010 was $233,000 compared to $209,000 for the same period in 2009.  Receipt of the funds from the sale, in the second quarter of 2009, of the remaining 65% of our interest in McElmo Dome resulted in a gain of $4,902,000 and allowed us to pay down $1,414,000 in debt.  Total gains on sales of assets were $4,888,000 for the first three quarters of 2009 compared to $1,000 for the same period in 2010.  Our equity in earnings of unconsolidated affiliates reflected net losses of $222,000 for the first nine months of 2010 compared to net losses of $508,000 for the same period in 2009.  The loss for 2010 is associated with our interest in Geohedral which is a minerals exploration project in Alaska.  The loss for 2009 is composed of three elements: (i) a $498,000 loss from our interest in Geohedral, (ii) $11,000 of income due to a distribution of an entity formed to market the carbon dioxide from the McElmo Dome field, and (iii) a $21,000 loss from our interest in the new entity formed to own and operate the Dilworth properties in Kay County, Oklahoma.  This entity was dissolved, and the properties distributed to the owners, on December 31, 2009.  Finally, in June of 2009, we received $832,000 in proceeds as starpay’s share of the VISA litigation settlement.  We distributed $7,000 of this settlement to the other three partners in starpay according to the terms of the partnership agreement.  There was no such recovery in the first nine months of 2010.

Income taxes

The Company recorded a benefit of $77,000 and a provision of $27,000 from and for federal alternative minimum taxes for the nine-month periods ended September 30, 2010 and 2009, respectively.

Discontinued operations

Our financial results reflected net losses from discontinued operations of $322,000 for the first nine months of 2010 compared to $453,000 for the same period in 2009, as a result of the discontinuance of four of our segments.  In May of 2010, we elected to discontinue the Coal Segment.  The segment recorded revenues of $134,000 and $18,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  BTI’s losses were $322,000 and $453,000 for the first three quarters of 2010 and 2009, respectively.  At September 30, 2010, BTI’s significant assets consisted of $65,000 cash, $10,000 of receivables and prepaid expenses, fixed assets of $703,000 and deposits totaling $33,000.  The significant liabilities of BTI at September 30, 2010 consisted of accounts payable, accrued expenses and other advances of $155,000, notes payable totaling $598,000 and other long-term liabilities of $7,000.  We made the decision to discontinue the China Segment during the fourth quarter of 2007.  The losses attributable to this segment netted to none for each of the first nine months of both 2009 and 2010.  Losses from the discontinued iodine manufacturing operation amounted to $2,000 for both the first nine months of 2010 and 2009.  In both 2010 and 2009, we recorded a gain of $2,000 in our discontinued interstate travel facilities business as we collected certain amounts previously written off.   As of September 30, 2010, assets of discontinued operations to be disposed totaled $831,000 and liabilities of discontinued operations totaled $812,000.  We believe that all of the assets of the discontinued segments have been written down to their realizable value.  We are actively pursuing opportunities to sell the remaining assets and expect the dispositions to be completed by December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

THE BEARD COMPANY AND SUBSIDIARIES

Item 4.  Controls and Procedures.

We, under the supervision and with the participation of our management, including our Principal Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  We believe our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

We did not effect any change in our internal control over financial reporting during the quarter or nine months ended September 30, 2010 that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2010, when the offering was terminated, the Company had closed on the sale of $875,000 of its 6-Month 10% Short-Term Notes and 3-Year Warrants.

None of the 2010 Warrants or the Underlying Common Stock issued in connection with the 2010 Warrants were registered under the Securities Act of 1933, as amended (the “Securities Act”).  The  2010 Warrants and the Underlying Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for “transactions by the issuer not involving a public offering,” in transactions that fell within the safe harbor provided by Rule 506 of Regulation D of the Securities Act.

Item 3.  Default Upon Senior Securities.

Not applicable.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

Not applicable.

THE BEARD COMPANY AND SUBSIDIARIES

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

10	Material contracts:
10.1	Letter Agreement dated May 28, 2010, between Royal Energy, LLC and the Registrant. (This Exhibit has been previously filed as Exhibit 10.23 to Registrant's Form 8-K, Current Report, filed on June 4, 2010, and same is incorporated herein by reference.)

10.2	Engagement Agreement dated July 10, 2010, between Beard Oil Company, Subsurface Minerals Group, LLC and certain Dilworth Field working interest owners. (This Exhibit has been previously filed as Exhibit 10.24 to Registrant's Form 8-K, Current Report, filed on July 15, 2010, and same is incorporated herein by reference.)

31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Principal Executive Officer/Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification:
32.1	Principal Executive Officer/Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
_______
*  Compensatory plans or arrangements.

The Company will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page.  Any request should be sent to The Beard Company, Harvey Parkway, Suite 400, 301 N.W. 63rd Street, Oklahoma City, Oklahoma 73116.

THE BEARD COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) THE BEARD COMPANY

/s/ Herb Mee, Jr.
(Date) November 15, 2010	Herb Mee, Jr., President and Chief Financial Officer

/s/ Jack A. Martine
(Date) November 15, 2010	Jack A. Martine, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on September 20, 2000.	Incorporated herein by reference

3.2	Amended Certificate of Incorporation of Registrant as filed with the Secretary of State of Oklahoma on July 20, 2004, effective on the close of business August 6, 2004.	Incorporated herein by reference

3.3	Registrant’s By-Laws as currently in effect.	Incorporated herein by reference

4.1
Certificate of Designations, Powers, Preferences and Relative, Participating, Option and Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof of the Series A Convertible Voting Preferred Stock of the Registrant.
Incorporated herein by reference

10.1	Letter Agreement dated May 28, 2010, between Royal Energy, LLC and the Registrant.	Incorporated herein by reference

10.2	Engagement Agreement dated July 10, 2010, between Beard Oil Company, Subsurface Minerals Group, LLC and certain Dilworth Field working interest owners.	Incorporated herein by reference

31.1	Rule 13a-14 Certification of Principal Executive Officer and Chief Financial Officer.	Filed herewith electronically

32.1	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer.	Filed herewith electronically